Form 10-Q
period 2020-06-30
Vroom, Inc.
filed 2020-08-13
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-39315

VROOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	901112566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1375 Broadway, Floor 11

New York, New York 10018

(Address of principal executive offices) (Zip code)

(855) 524-1300

(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	VRM	Nasdaq Global Select

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 12, 2020, 119,336,588 shares of the registrants’ common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," “contemplate,” "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," “target,” "will," “would,” or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, regarding, among other things:

•	the impact of the COVID-19 pandemic caused by the novel coronavirus;
•	we have a history of losses and we may not achieve or maintain profitability in the future;
•	we may not be able to generate sufficient revenue to generate positive cash flow on a sustained basis, and our revenue growth rate may decline;
•	we have a limited operating history and are still building out our foundational systems;
•	our recent, rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively;
•	our business is subject to certain risks related to the operation of, and concentration of our revenues and gross profit from, Texas Direct Auto;
•

we have entered into outsourcing arrangements with a third party related to our customer experience team, and any difficulties experienced in these arrangements could result in an interruption of our ability to sell our vehicles and value-added products;

•

we face a variety of risks associated with the operation of our proprietary vehicle reconditioning centers by us and our third-party service providers, any of which could materially and adversely affect our business, financial condition and results of operations;

•

we rely on third-party carriers to transport our vehicle inventory throughout the United States. Thus, we are subject to business risks and costs associated with such carriers and with the transportation industry, many of which are out of our control;

•

the current geographic concentration where we provide reconditioning services and store inventory creates an exposure to local and regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our business, financial condition and results of operations; and

•

if we sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q. Other sections of this Quarterly Report on Form 10-Q include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of December 31,	As of June 30,
	2019	2020
ASSETS
Current Assets:
Cash and cash equivalents	$217,734	$651,035
Restricted cash	1,853	21,853
Accounts receivable, net of allowance of $789 and $1,135, respectively	30,848	15,287
Inventory	205,746	141,063
Prepaid expenses and other current assets	9,149	17,808
Total current assets	465,330	847,046
Property and equipment, net	7,828	9,783
Intangible assets, net	572	297
Goodwill	78,172	78,172
Operating lease right-of-use assets	—	15,437
Other assets	11,485	12,472
Total assets	$563,387	$963,207
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$18,987	$20,133
Accrued expenses	38,491	40,898
Vehicle floorplan	173,461	109,783
Deferred revenue	17,323	15,488
Operating lease liabilities, current	—	4,640
Other current liabilities	11,572	13,115
Total current liabilities	259,834	204,057
Operating lease liabilities, excluding current portion	—	11,750
Other long-term liabilities	3,073	1,965
Total liabilities	262,907	217,772
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.001 par value; 86,123,364 and 10,000,000 shares authorized as of December 31, 2019 and June 30, 2020, respectively; 83,568,628 and zero shares issued and outstanding as of December 31, 2019 and June 30, 2020, respectively	874,332	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 113,443,854 and 500,000,000 shares authorized as of December 31, 2019 and June 30, 2020, respectively; 8,650,922 and 119,336,588 shares issued and outstanding as of December 31, 2019 and June 30, 2020, respectively	8	119
Additional paid-in-capital	—	1,424,675
Accumulated deficit	(573,860)	(679,359)
Total stockholders’ (deficit) equity	(573,852)	745,435
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$563,387	$963,207

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Revenue:
Retail vehicle, net	$200,402	$196,150	$379,152	$504,862
Wholesale vehicle	54,531	50,921	106,651	106,497
Product, net	5,491	5,736	9,236	16,780
Other	473	286	917	726
Total revenue	260,897	253,093	495,956	628,865
Cost of sales	247,052	245,486	470,099	602,871
Total gross profit	13,845	7,607	25,857	25,994
Selling, general and administrative expenses	43,692	47,911	80,275	106,291
Depreciation and amortization	1,501	1,083	3,034	2,049
Loss from operations	(31,348)	(41,387)	(57,452)	(82,346)
Interest expense	3,388	1,297	6,106	4,123
Interest income	(1,415)	(715)	(3,264)	(2,671)
Revaluation of preferred stock warrant	60	21,260	142	20,470
Other income, net	(12)	(53)	(31)	(86)
Loss before provision (benefit) for income taxes	(33,369)	(63,176)	(60,405)	(104,182)
Provision (benefit) for income taxes	(29)	52	74	105
Net loss	$(33,340)	$(63,228)	$(60,479)	$(104,287)
Accretion of redeemable convertible preferred stock	(25,879)	—	(43,843)	—
Net loss attributable to common stockholders	$(59,219)	$(63,228)	$(104,322)	$(104,287)
Net loss per share attributable to common stockholders, basic and diluted	$(6.90)	$(2.00)	$(12.16)	$(5.21)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,580,150	31,599,497	8,579,539	20,035,476

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2018	66,825,300	$519,100	8,571,386	$8	$—	$(296,874)	$(296,866)
Stock-based compensation	—	$—	—	$—	$869	$—	$869
Exercise of stock options	—	—	101,950	—	347	—	347
Repurchase of common stock	—	—	(93,186)	—	(1,216)	674	(542)
Accretion of redeemable convertible preferred stock	—	17,964	—	—	—	(17,964)	(17,964)
Net loss	—	—	—	—	—	(27,139)	(27,139)
Balance at March 31, 2019	66,825,300	$537,064	8,580,150	$8	$—	$(341,303)	$(341,295)
Stock-based compensation	—	$—	—	$—	$667	$—	$667
Exercise of stock options	—	—	—	—	—	—	—
Repurchase of common stock	—	—	—	—	(667)	667	—
Accretion of redeemable convertible preferred stock	—	25,879	—	—	—	(25,879)	(25,879)
Net loss	—	—	—	—	—	(33,340)	(33,340)
Balance at June 30, 2019	66,825,300	$562,943	8,580,150	$8	$—	$(399,855)	$(399,847)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2019	83,568,628	$874,332	8,650,922	$8	$—	$(573,860)	$(573,852)
Stock-based compensation	—	$—	—	$—	$600	$—	$600
Exercise of stock options	—	—	2,774	—	6	—	6
Repurchase of common stock	—	—	(200,000)	—	(606)	(1,212)	(1,818)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	1,964,766	26,714	—	—	—	—	—
Net loss	—	—	—	—	—	(41,059)	(41,059)
Balance at March 31, 2020	85,533,394	$901,046	8,453,696	$8	$—	$(616,131)	$(616,123)
Issuance of common stock	—	$—	183,870	$—	$2,127	$—	$2,127
Conversion of redeemable convertible preferred stock to common stock	(85,533,394)	(901,046)	85,533,394	86	900,960	—	901,046
Conversion of redeemable convertible preferred stock warrant to common stock warrant	—	—	—	—	21,873	—	21,873
Issuance of common stock in IPO, net of offering costs	—	—	24,437,500	24	496,486	—	496,510
Stock-based compensation	—	—	—	—	4,100	—	4,100
Exercise of stock options	—	—	500	—	7	—	7
Exercise of common stock warrants	—	—	636,112	1	—	—	1
Vesting of restricted stock units	—	—	133,334	—	—	—	—
Common stock shares withheld to satisfy employee tax withholding obligations	—	—	(41,818)	—	(878)	—	(878)
Net loss	—	—	—	—	—	(63,228)	(63,228)
Balance at June 30, 2020	—	$—	119,336,588	$119	$1,424,675	$(679,359)	$745,435

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2020
Operating activities
Net loss	$(60,479)	$(104,287)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,146	2,059
Amortization of debt issuance costs	179	375
Stock-based compensation expense	1,536	4,700
Loss on disposal of property and equipment	764	—
Provision for inventory obsolescence	1,889	(1,564)
Revaluation of preferred stock warrant	142	20,470
Other	—	632
Changes in operating assets and liabilities:
Accounts receivable	(14,544)	14,863
Inventory	(76,209)	66,247
Prepaid expenses and other current assets	(1,814)	(7,909)
Other assets	(1,488)	(1,285)
Accounts payable	6,501	919
Accrued expenses	7,224	4,714
Deferred revenue	2,664	(1,835)
Other liabilities	2,592	1,905
Net cash (used in) provided by operating activities	(127,897)	4
Investing activities
Purchase of property and equipment	(794)	(3,128)
Net cash used in investing activities	(794)	(3,128)
Financing activities
Repayments of long-term debt	(3,340)	—
Proceeds from vehicle floorplan	420,518	465,663
Repayments of vehicle floorplan	(349,545)	(529,341)
Payment of vehicle floorplan upfront commitment fees	—	(1,125)
Proceeds from the issuance of redeemable convertible preferred stock, net	—	21,694
Repurchase of common stock	(542)	(1,818)
Common stock shares withheld to satisfy employee tax withholding obligations	—	(878)
Proceeds from the issuance of common stock in connection with IPO, net of underwriting discount	—	504,023
Payments of costs related to IPO	—	(1,740)
Proceeds from exercise of stock options	347	13
Other financing activities	268	(66)
Net cash provided by financing activities	67,706	456,425
Net (decrease) increase in cash, cash equivalents and restricted cash	(60,985)	453,301
Cash, cash equivalents and restricted cash at the beginning of period	163,509	219,587
Cash, cash equivalents and restricted cash at the end of period	$102,524	$672,888
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,176	$2,743
Cash paid for income taxes	$209	$—
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$43,843	$—
Costs related to IPO included in accrued expenses and accounts payable	$—	$5,051
Conversion of redeemable convertible preferred stock warrant to common stock warrant	$—	$21,873
Issuance of common stock as upfront payment to nonemployee	$—	$2,127
Accrued property and equipment expenditures	$101	$611

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business and Organization

Vroom, Inc., and its wholly owned subsidiaries (collectively “the Company”) is an innovative, end-to-end ecommerce platform that is transforming the used vehicle industry by offering a better way to buy and a better way to sell used vehicles.

In December 2015, the Company acquired Houston-based Left Gate Property Holding, LLC (d/b/a Texas Direct Auto and herein referred to as “TDA”) which is the Company’s sole physical retail location.

The Company currently is organized into three reportable segments: Ecommerce, TDA, and Wholesale. The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform and fees earned on sales of value-added products associated with those vehicles sales. The TDA reportable segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicles sales. The Wholesale reportable segment represents sales of used vehicles through wholesale auctions.

The Company was incorporated in Delaware on January 31, 2012 under the name BCM Partners III, Corp. On June 25, 2013, the Company changed its name to Auto America, Inc. and on July 9, 2015, the Company changed its name to Vroom, Inc.

Stock Split

In connection with the closing of the Company’s initial public offering (“IPO”) on June 11, 2020, the Company effected a 2-for-1 forward stock split of the Company’s common stock, which became effective immediately prior to the consummation of the IPO. All shares of the Company’s common stock, stock-based instruments, and per-share data included in these condensed consolidated financial statements have been retroactively adjusted as though the stock split has been effected prior to all periods presented.

Initial Public Offering

The Company closed its IPO on June 11, 2020 in which it sold 24,437,500 shares of common stock at the public offering price of $22.00 per share, including 3,187,500 shares sold pursuant to exercise by the underwriters of their option to purchase additional shares. The Company received proceeds of $504.0 million from the IPO, net of the underwriting discount and before deducting offering expenses of $7.5 million. In addition, in accordance with their terms and consistent with the conversion rates discussed in Note 10 - Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity, all shares of the Company’s outstanding redeemable convertible preferred stock were automatically converted into common stock upon the closing of the IPO.

Basis of Presentation

The interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus dated June 8, 2020 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, (the "Securities Act"), on June 9, 2020 (the "Prospectus").

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2020 and its results of operations for the three and six months ended June 30, 2019 and 2020. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the current fiscal year or any other future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Except as described elsewhere in Note 2 to the condensed consolidated financial statements, there have been no material changes to the Company's significant accounting policies as described in the Prospectus.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to income taxes, the realizability of inventory, stock-based compensation, contingencies, revenue-related reserves, fair value measurements, goodwill, and useful lives of property and equipment and intangible assets. The Company bases its estimates on historical experience, market conditions, and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

Beginning in the first quarter of 2020, the COVID-19 pandemic caused by the novel coronavirus has negatively impacted, and may continue to negatively impact, the macroeconomic environment in the United States and globally, as well as the Company’s business, financial condition and results of operations. Due to the evolving and uncertain nature of COVID-19, it is reasonably possible that it could materially impact the Company’s estimates, particularly those noted above that require consideration of forecasted financial information, in the near to medium term. The ultimate impact will depend on numerous evolving factors that the Company may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and other economic and operational conditions the Company may face.

Comprehensive Loss

The Company did not have any other comprehensive income or loss for three and six months ended June 30, 2019 and 2020. Accordingly, net loss and comprehensive loss are the same for the periods presented.

Restricted Cash

Restricted cash as of December 31, 2019 and June 30, 2020 includes cash deposits required under letter of credit agreements as explained in Note 8 – Commitments and Contingencies. Restricted cash as of June 30, 2020 also includes a $20.0 million cash deposit required under the Company’s 2020 Vehicle Floorplan Facility as explained in Note 7 – Vehicle Floorplan Facilities.

Advertising

Advertising costs are expensed as incurred and are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations. Advertising expenses were $12.7 million and $11.6 million for the three months ended June 30, 2019 and 2020, respectively, and $19.8 million and $29.5 million for the six months ended June 30, 2019 and 2020, respectively.

Shipping and Handling

The Company’s logistics costs related to transporting its used vehicle inventory primarily include third-party transportation fees. The portion of these costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility is included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfil contracts with customers and are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were $2.7 million and $5.5 million for the three months ended June 30, 2019 and 2020, respectively, and $4.9 million and $11.3 million for the six months ended June 30, 2019 and 2020, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Concentration of Credit Risk and Significant Customers

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable, which are unsecured. The Company’s cash and cash equivalents are maintained at various large financial institutions. Deposits held with financial institutions may at times exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk. Concentration of credit risk with respect to accounts receivable is generally mitigated by a large customer base.

For the three and six months ended June 30, 2019 and 2020, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of December 31, 2019 and June 30, 2020.

Liquidity

The Company has had negative cash flows and losses from operations since inception which it has funded primarily through issuances of common and preferred stock. The Company has historically funded vehicle inventory purchases through its vehicle floorplan facility (refer to Note 7 – Vehicle Floorplan Facilities). As further discussed in Note 7, the Company entered into a new vehicle floorplan facility in March 2020 which increased the borrowing capacity up to $450.0 million and extended the term through March 2021.

In accordance with Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there is substantial doubt about the Company’s ability to meet its obligations within one year from the financial statement issuance date. In connection with the previous issuance of the consolidated financial statements as of and for the year ended December 31, 2019, uncertainties relating to the COVID-19 pandemic, combined with the Company’s losses and negative cash flows from operations since inception, and the fact that management’s plan to obtain additional capital had not yet been completed, raised substantial doubt about the Company’s ability to continue as a going concern. However, following the successful completion of the Company’s IPO in June 2020, in which it raised proceeds of $504.0 million from the IPO, net of the underwriting discount and before deducting offering expenses of $7.5 million as described above, management completed an updated evaluation of the Company’s ability to continue as going concern and has concluded the factors that previously raised substantial doubt about the Company’s ability to continue as going concern no longer exist as of the issuance date of these condensed consolidated financial statements.

Nonemployee Share-Based Payments

On May 15, 2020, the Company entered into an agreement with Rocket Auto LLC and certain of its affiliates (collectively, “Rocket”) providing for the launch of an ecommerce platform under the “Rocket Auto” brand for the marketing and sale of vehicles directly to consumers (the “RA Agreement”). The Company will list its used vehicle inventory for sale on the Rocket Auto platform, but all sales of the Company’s inventory will be conducted through the Company’s platform. Rocket Auto is expected to launch publicly during the second half of the year ending December 31, 2020 and, during the term of the RA Agreement, Rocket has agreed to ensure that not less than a minimum percentage of all used vehicles sold or leased through the platform on a monthly basis will be Vroom inventory. The Company has agreed to pay Rocket a combination of cash and stock for vehicle sales made through the platform, including upfront equity consisting of 183,870 shares of the Company’s common stock that were issued upon execution of the RA Agreement, and the potential issuance to Rocket of up to an additional 8,641,914 shares of common stock, over a four-year period based upon sales volume of Vroom inventory through the Rocket Auto platform.

The Company accounts for the issuance of its common stock under the RA agreement in accordance with ASC 718, Compensation – Stock Compensation, including the provisions that apply to share-based payments issued to nonemployees for goods or services. The Company determined that the grant date was May 15, 2020 for both the upfront shares issued and the additional shares that potentially are to be issued based on sales volume through the Rocket Auto platform. The fair value of the Company’s common stock on the grant date was determined to be $11.57 per share. The grant date fair value of the upfront shares issued was initially recognized as an asset within “Other assets” in the condensed consolidated balance sheet, which will subsequently be amortized within “Selling, general and administrative expenses” over the term of the RA agreement commencing on the launch date. The grant date fair value of the potential shares to be issued will be recognized within “Selling, general and administrative expenses” as sales of Vroom’s inventory associated with the Rocket Auto platform occur and such shares are earned.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Accounting Standards Adopted

In February 2016, the FASB issued, ASU 2016-02, Leases (Topic 842), which amends the accounting guidance on leases. The new standard requires a lessee to recognize right-of-use assets and lease obligations on the balance sheet for most lease agreements. Leases are classified as either operating or finance, with classification affecting the pattern of expense recognition in the statement of operations. The FASB also subsequently issued amendments to the standard to provide additional practical expedients and an additional transition method option.

The Company adopted Topic 842 as of January 1, 2020 using the modified retrospective approach with a cumulative-effect adjustment to opening retained earnings (accumulated deficit) with no restatement of comparative periods. Upon adoption, the Company recognized $18.4 million of operating lease liabilities and $17.4 million of operating lease right-of-use assets. The adoption of Topic 842 did not result in a cumulative effect adjustment to accumulated deficit.

Topic 842 provides various optional practical expedients for transition. The Company elected to utilize the package of practical expedients for transition which permitted the Company to not reassess its prior conclusions regarding whether a contract is or contains a lease, lease classification and initial direct costs. The Company did not elect the hindsight practical expedient to determine lease terms.

Topic 842 also provides optional practical expedients for an entity’s ongoing lease accounting. The Company elected the short-term lease recognition exemption for all leases that qualify and the practical expedient to not separate lease and non-lease components of leases.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement, related to updated requirements over the disclosures of fair value measurements. Under ASU 2018-13, certain disclosure requirements for fair value measurements were eliminated, modified or added to facilitate better disclosure regarding recurring and non-recurring fair value measurements. The Company adopted the guidance on January 1, 2020 which did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial instruments, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for most financial assets, including trade receivables, and other instruments that are not measured at fair value through net income. The Company adopted the guidance on January 1, 2020 which did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Standards Issued But Not Yet Adopted

The Company previously qualified as an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and it had elected to delay adoption of new or revised accounting standards until those standards apply to private companies. The Company ceased to qualify as an EGC because its annual revenue for the fiscal year ended December 31, 2019 exceeded $1.07 billion. The Company continued to be treated as an EGC through June 11, 2020, which was the date the Company consummated the IPO. Accordingly, since the Company can no longer be treated as an EGC, effective dates included in these condensed consolidated financial statements reflect the effective dates that apply to public companies.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The guidance will be effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

3. Revenue Recognition

The Company recognizes revenue upon transfer of control of goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company may collect sales taxes and other taxes from customers on behalf of governmental authorities at the time of sale as required. These taxes are accounted for on a net basis and are not included in revenues or cost of sales.

The Company’s revenue is disaggregated within the condensed consolidated statements of operations and is generated from customers throughout the United States. The Company recognizes revenue at a point in time as described below.

Retail Vehicle Revenue

The Company sells used vehicles to its retail customers through its ecommerce platform and TDA retail location. The transaction price for used vehicles is a fixed amount as set forth within the customer contract at the time of sale. Customers frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle. Trade-in vehicles represent non-cash consideration which the Company measures at fair value based on external and internal market data for each specific vehicle. The Company satisfies its performance obligation and recognizes revenue for used vehicle sales generally at a point in time when the vehicles are delivered to the customer for ecommerce sales or picked up by the customer for TDA sales. The revenue recognized by the Company includes the agreed upon transaction price, including any delivery charges stated within the customer contract. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.

The Company receives payment for used vehicle sales directly from the customer at the time of sale or from third-party financial institutions within a short period of time following the sale if the customer obtains financing. Payments received prior to delivery or pick-up of used vehicles are recorded as “Deferred revenue” within the condensed consolidated balance sheets.

The Company offers a return policy for used vehicle sales and establishes a provision for estimated returns based on historical information and current trends. The reserve for estimated returns is presented gross on the condensed consolidated balance sheets, with an asset recorded in “Prepaid expenses and other current assets” and a refund liability recorded in “Other current liabilities.”

Wholesale Vehicle Revenue

The Company sells vehicles that do not meet its retail sales criteria through third-party wholesale auctions. Vehicles sold at auction are acquired from customers who trade-in their vehicles when making a purchase from the Company and also from customers who sell their vehicles to the Company in direct-buy transactions. The transaction price for wholesale vehicles is a fixed amount that is determined at the auction. The Company satisfies its performance obligation and recognizes revenue for wholesale vehicle sales at a point in time when the vehicle is sold at auction. The transaction price is typically due and collected within a short period of time following the vehicle sales.

Product Revenue

The Company’s product revenue consists of fees earned on selling extended warranty contracts, guaranteed asset protection (“GAP”) and wheel and tire coverage. The Company sells these products pursuant to arrangements with the third parties that provide these products and are responsible for their fulfillment. The Company concluded that it is an agent for these transactions because it does not control the products before they are transferred to the customer. The Company recognizes product revenues on a net basis when the customer enters into an arrangement for the products, which is typically at the time of a used vehicle sale.

Customers may enter into a retail installment sales contract to finance the purchase of used vehicles. The Company sells these contracts on a non-recourse basis to various financial institutions. The Company receives a fee from the financial institution based on the difference between the interest rate charged to the customer that purchased the used vehicle and the interest rate set by the financial institution. These fees are recognized upon sale and assignment of the installment sales contract to the financial institution, which occurs concurrently at the time of a used vehicle sale.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A portion of the fees earned on these products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of December 31, 2019 and June 30, 2020, the Company’s reserve for chargebacks was $3.3 million and $4.1 million, respectively, of which $1.8 million and $2.2 million, respectively, are included within “Accrued expenses” and $1.5 million and $1.9 million, respectively, are included in “Other long-term liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the extended warranty policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to revenues in the period identified. As of December 31, 2019 and June 30, 2020, the Company recognized $6.9 million and $8.5 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, of which $0.3 million and $0.8 million, respectively, are included within “Prepaid expenses and other current assets” and $6.6 million and $7.7 million, respectively, are included within “Other assets.”

Other Revenue

Other revenue primarily consists of labor and parts revenue earned by the Company for vehicle repair services at TDA.

Contract Costs

The Company has elected, as a practical expedient, to expense sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

4. Inventory

Inventory consisted of the following (in thousands):

	December 31,	June 30,
	2019	2020
Vehicles	$203,290	$140,111
Parts and accessories	2,456	952
Total inventory	$205,746	$141,063

As of December 31, 2019 and June 30, 2020, “Inventory” includes an adjustment of $6.3 million, and $4.8 million, respectively, to record the balances at the lower of cost or net realizable value.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	June 30,
	2019	2020
Equipment	$930	$991
Furniture and fixtures	1,725	1,725
Company vehicles	1,151	1,151
Leasehold improvements	6,556	6,584
Internal-use software	4,406	8,012
Other	2,580	2,624
	17,348	21,087
Accumulated depreciation and amortization	(9,520)	(11,304)
Property and equipment, net	$7,828	$9,783

Depreciation and amortization expense was $0.6 million and $1.0 million for the three months ended June 30, 2019 and 2020, respectively, and $1.3 million and $1.8 million for the six months ended June 30, 2019 and 2020, respectively. Depreciation and amortization expense of $0.1 million was included within “Cost of sales” in the condensed consolidated statements of operations for the three and six months ended June 30, 2019. For the three and six months ended June 30, 2020, depreciation and amortization expense included within “Cost of sales” was immaterial.

6. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses consisted of the following (in thousands):

	December 31,	June 30,
	2019	2020
Accrued marketing expenses	$3,158	$6,488
Vehicle related expenses	8,923	8,234
Sales taxes	7,455	11,304
Accrued compensation and benefits	3,386	2,654
Accrued professional services	2,964	5,537
Accrued Series H preferred stock issuance costs	5,020	—
Other	7,585	6,681
Total accrued expenses	$38,491	$40,898

The Company’s other current liabilities consisted of the following (in thousands):

	December 31,	June 30,
	2019	2020
Vehicle payable	$8,904	$10,493
Other	2,668	2,622
Total other current liabilities	$11,572	$13,115

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Vehicle Floorplan Facilities

In March 2020, the Company entered into a new vehicle floorplan facility with Ally Bank and Ally Financial (the “2020 Vehicle Floorplan Facility”), which replaced the Company’s previous vehicle floorplan facility. The 2020 Vehicle Floorplan Facility provides a committed credit line of up to $450.0 million which expires in March 2021. The amount of credit available is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by the Company within the immediately preceding three-month period. The Company may elect to increase its monthly credit line availability by an additional $25.0 million during any three months of each year. As of June 30, 2020, the borrowing capacity of the 2020 Vehicle Floorplan Facility was $200.0 million, of which $90.2 million was unutilized.

Outstanding borrowings related to the 2020 Vehicle Floorplan Facility are due as the vehicles financed are sold, or in any event, on the maturity date. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the 1-Month LIBOR rate applicable in the immediately preceding month plus a spread of 425 basis points. The 2020 Vehicle Floorplan Facility is collateralized by the Company’s vehicle inventory and certain other assets and the Company is subject to covenants that require it to maintain a certain level of equity in the vehicles that are financed, to maintain at least 10% of the outstanding borrowings in cash and cash equivalents, to maintain 10% of the monthly credit line availability on deposit with Ally Bank and to maintain a minimum tangible adjusted net worth of $167.0 million, which is defined as shareholder (deficit) equity plus redeemable convertible preferred stock as determined under U.S. GAAP. The Company was required to pay an upfront commitment fee of $1.1 million upon execution of the 2020 Vehicle Floorplan Facility.

The Company previously entered into a vehicle floorplan (the “2016 Vehicle Floorplan Facility”) with Ally Bank and Ally Financial in April 2016, as subsequently amended. The 2016 Vehicle Floorplan Facility consisted of a revolving line of credit with a borrowing capacity of $220.0 million as of December 31, 2019, which could be used to finance the Company’s vehicle inventory.

The interest rate on the 2016 Vehicle Floorplan Facility was equal to the 1-Month LIBOR rate applicable in the immediately preceding month plus a spread of 425 basis points and was payable on a monthly basis.

As of December 31, 2019 and June 30, 2020, outstanding borrowings on the vehicle floorplan facilities were $173.5 million and $109.8 million, respectively.

Interest expense incurred by the Company for the vehicle floorplan facilities was $2.5 million and $1.0 million for the three months ended June 30, 2019 and 2020, respectively, and $4.4 million and $3.7 million for the six months ended June 30, 2019 and 2020, respectively, which are recorded within “Interest expense” in the condensed consolidated statements of operations. The weighted average interest rate on the vehicle floorplan borrowings was 6.00% and 4.49% as of December 31, 2019 and June 30, 2020, respectively.

As of December 31, 2019 and June 30, 2020, the Company was in compliance with all covenants related to the vehicle floorplan facilities.

In connection with the vehicle floorplan facilities, the Company entered into credit balance agreements with Ally Bank and Ally Financial that permits the Company to deposit cash with the bank for the purpose of reducing the amount of interest payable for borrowings. Interest credits earned by the Company were $1.3 million and $0.7 million for the three months ended June 30, 2019 and 2020, respectively, and $2.8 million and $2.4 million for the six months ended June 30, 2019 and 2020, respectively, which are recorded within “Interest income” in the condensed consolidated statements of operations.

8. Commitments and Contingencies

Litigation

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. We accrue a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, we do not record a liability, but instead disclose the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. As of December 31, 2019 and June 30, 2020, the Company was not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more matters could have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Letters of Credit

The Company has obtained stand-by letters of credit totaling $1.9 million to satisfy conditions under two lease agreements. The Company is required to maintain a cash deposit of $1.9 million with the financial institution that issued the stand-by letters of credit, which is classified as “Restricted cash” within the condensed consolidated balance sheets as of December 31, 2019 and June 30, 2020, respectively.

Other Matters

The Company enters into agreements with third parties in the ordinary course of business that may contain indemnification provisions. In the event that an indemnification claim is asserted, the Company’s liability, if any, would be limited by the terms of the applicable agreement. Historically, the Company has not incurred material costs to defend lawsuits or settle claims related to indemnification provisions.

9. Leases

The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, the Company’s reconditioning facility, the TDA retail location, the Company’s Sell Us Your Car centers, parking lots and other facilities. The real estate leases have terms ranging from six months to eight years. The Company also has leases for various types of equipment, which are not material, individually or in the aggregate. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.

The Company’s real estate leases often require it to make payments for maintenance in addition to rent as well as payments for real estate taxes and insurance. Maintenance, real estate taxes, and insurance payments are generally variable costs which are based on actual expenses incurred by the lessor. Therefore, these amounts are not included in the consideration of the contract when determining the right-of-use asset and lease liability but are reflected as variable lease expenses.

Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet and expense for these leases are recognized on a straight-line basis over the lease term.

Options to extend or terminate leases

Certain of the Company’s real estate leases include one or more options to renew, with renewal terms that can extend the lease term from one to five years. The exercise of lease renewal options is at the Company’s sole discretion. If it is reasonably certain that the Company will exercise such options, the periods covered by such options are included in the lease term and are recognized as part of the Company’s right-of-use assets and lease liabilities. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Lease term and discount rate

As of June 30, 2020, the weighted-average remaining lease term and discount rate for the Company’s operating leases were 4.0 years and 3.4%, excluding short-term operating leases.

As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the discount rates used to determine the present value of the Company’s lease liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The Company determines its incremental borrowing rate based on a synthetic credit rating that was developed with the assistance of a third-party specialist.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Lease costs and activity

The Company’s lease costs and activity for the three and six months ended June 30, 2020 were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Lease Cost
Operating lease cost	$1,369	$2,767
Short-term lease cost	634	1,518
Variable lease cost	437	966
Sublease income	(100)	(337)
Net lease cost	$2,340	$4,914

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,399	$2,826
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$521

Maturity of Lease Liabilities

The maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s condensed consolidated balance sheet as of June 30, 2020 were as follows (in thousands):

For remainder of 2020	$2,591
2021	5,022
2022	3,291
2023	3,138
2024	2,858
Thereafter	724
Total lease payments	17,624
Less: interest	(1,234)
Present value of lease liabilities	$16,390

Operating lease liabilities, current	$4,640
Operating lease liabilities, noncurrent	11,750
Total operating lease liabilities	$16,390

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following as of December 31, 2019 in accordance with ASC Topic 840 (in thousands):

Year Ending December 31,
2020	$5,509
2021	4,909
2022	3,204
2023	3,026
2024	2,746
Thereafter	699
Total future minimum lease payments	$20,093

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In accordance with ASC Topic 840, rent expense was $1.9 million and $3.4 million for three and six months ended June 30, 2019. Certain of the Company’s lease agreements contain escalation clauses, and accordingly, the Company records the rent expense on a straight-line basis over the lease term. Deferred rent under ASC Topic ASC 840 is recorded within “Accrued expenses” in the condensed consolidated balance sheet.

10. Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

Redeemable Convertible Preferred Stock

As of December 31, 2019, the Company had eight outstanding series of redeemable convertible preferred stock (collectively the “Series Preferred”). The Company classified its Series B through H Preferred Stock (collectively the “Senior Preferred Stock”) as temporary equity within the Company’s consolidated balance sheet as of December 31, 2019 because the instruments contained redemption rights. The Company concluded that the Senior Preferred Stock were considered probable of becoming redeemable through November 2019 and therefore recorded accretion to their redemption values of $132.8 million during the year ended December 31, 2019. During December 2019, the Company ceased accretion of the Senior Preferred Stock to their redemption values due to a sufficiently high likelihood of an IPO requiring a conversion of the instruments into common stock.

As of December 31, 2019, the Company classified its Series A Preferred Stock as temporary equity within the Company’s consolidated balance sheets because the instrument contained liquidation features, including a liquidation preference in the event of a deemed liquidation event, that were not solely within the Company’s control. The Company did not adjust the carrying value of the Series A Preferred Stock to its redemption value because it was not probable that the Series A Preferred Stock would become redeemable.

On January 8, 2020, the Company completed an additional closing of its Series H Preferred Stock whereby it sold and issued an aggregate of 1,964,766 shares of Series H Preferred Stock in exchange for gross proceeds of $26.7 million. The proceeds were used for general corporate purposes and business development.

Immediately upon closing of the IPO, the Company’s outstanding preferred stock was automatically converted into an aggregate of 85,533,394 shares of the Company’s common stock. On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of June 30, 2020, there was no preferred stock issued or outstanding.

The authorized, issued and outstanding shares, issue price, conversion price, liquidation preference, and carrying value of the Series Preferred as of December 31, 2019 were as follows:

	As of December 31, 2019
	(in thousands, except share and per share amounts)
	Shares authorized	Shares issued and outstanding	Issue price	Per share conversion price	Liquidation preference	Carrying value
Series A	3,983,996	3,983,996	$1.61	$1.61	$6,419	$6,167
Series B	4,716,484	4,716,484	2.48	2.48	11,709	42,425
Series C	9,134,242	9,134,242	5.93	5.93	54,209	88,739
Series D	14,431,136	14,431,136	6.58	6.58	95,000	142,724
Series E	6,163,792	6,163,792	8.11	8.11	50,000	64,042
Series F	12,705,580	12,115,610	8.53	8.53	103,346	127,820
Series G	16,280,040	16,280,040	8.98	8.98	146,113	174,764
Series H	18,708,094	16,743,328	13.60	13.60	227,651	227,651
	86,123,364	83,568,628			$694,447	$874,332

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Common Stock

On June 11, 2020, the Company amended its certificate of incorporation to effect a 2-for-1 forward stock split of shares of the Company’s outstanding common stock, such that each share of common stock, $0.001 par value became two shares of common stock, $0.001 par value per share. The shares of common stock authorized for issuance was increased to 500,000,000. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

Warrants

In connection with the offering of shares of Series B Preferred Stock, the Company issued warrants to an investor in return for providing ongoing advisory services (“Series B Warrants”). The Series B Warrants allowed the investor to purchase up to 161,136 shares of common stock with an exercise price of $0.72 per share. The Series B Warrants vested in equal monthly installments through October 1, 2017. Upon the closing of the IPO, all of the Series B Warrants were exercised cashless by the holder which resulted in the net issuance of 155,862 shares of the Company’s common stock.

In August 2017, the Company issued a warrant (the “Series F Preferred Stock Warrant”) which allowed the holders to purchase up to 589,970 shares of the Company’s Series F Preferred Stock, or common stock upon conversion of the Company’s preferred stock into common stock, with an exercise price of $8.53 per share. The holders exercised the warrant on June 23, 2020 cashless, which resulted in the net issuance of 480,250 shares of the Company’s common stock. Prior to the conversion of the Company’s preferred stock into common stock, the Series F Preferred Stock Warrant was classified as a liability due to the contingent redemption features of the Series F Preferred Stock and was measured at fair value at each reporting date. Refer to Note 12 – Financial Instruments and Fair Value Measurements.

11. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 3,019,108 shares of the Company’s common stock, (ii) up to 4% of an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. As of June 30, 2020, there were 3,093,498 shares available for future issuance under the 2020 Plan.

Stock Options

The following table summarizes stock option activity for the six months ended June 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2019	6,340,000	$3.92	8.22
Granted	420,500	10.46
Exercised	(3,274)	4.21
Forfeited / cancelled	(417,150)	4.30
Outstanding as of June 30, 2020	6,340,076	$4.33	7.79
Vested and exercisable as of December 31, 2019	2,684,160	$3.58	7.41
Vested and exercisable as of June 30, 2020	3,451,864	$3.63	7.05

The Company recognized $0.7 million and $0.6 million of stock-based compensation expense related to stock options for the three months ended June 30, 2019 and 2020, respectively, and $1.5 million and $1.2 million for the six months ended June 30, 2019 and 2020, respectively. As of December 31, 2019 and June 30, 2020, the Company had $5.2 million, and $4.7 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.6 years, and 2.7 years, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The grant date fair value of stock options granted during the six months ended June 30, 2020 was estimated at the time of grant using the Black-Scholes option-pricing model and utilized the following weighted average assumptions:

Six Months Ended June 30, 2020
Fair value of common stock (per share)	$10.46
Expected term (in years)	5.9 — 6.3
Risk-free interest rate	1.7%
Expected volatility	36.3% — 36.6%
Dividend yield	—%

The weighted average fair value of stock options granted during the six months ended June 30, 2020 was estimated to be $3.97 per share. The aggregate intrinsic value of options exercised during the six months ended June 30, 2020 was immaterial, and the aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2020 was $303.1 million and $167.5 million, respectively.

RSUs

The following table summarizes activity for restricted stock units (“RSUs”) for the six months ended June 30, 2020:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2019	408,000	$4.01
Granted	2,214,276	11.28
Vested	(133,334)	3.60
Forfeited / cancelled	(540)	11.57
Unvested and outstanding as of June 30, 2020	2,488,402	$10.50

The Company recognized $0.0 million and $3.3 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2019 and 2020, respectively, and $0.0 million and $3.3 million for the six months ended June 30, 2019 and 2020, respectively. As of December 31, 2019 and June 30, 2020, the Company had $1.3 million and $20.9 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.4 years and 1.9 years, respectively.

As a result of completing its IPO in June 2020, the Company commenced the recognition of compensation expense for 510,278 RSUs that vest upon the occurrence of a liquidity event, which includes an IPO, and continuous service that generally ranges from 12 to 48 -months.

In February 2020, the Company granted 367,782 RSUs to its chief executive officer that vest upon the achievement of performance-based conditions, which includes Revenue and EBITDA targets for fiscal year 2022, and the achievement of a liquidity event, which includes a change of control or an IPO. As a result of completing its IPO in June 2020, and the probability of achieving the performance-based conditions, the Company commenced recognition of compensation expense. Accordingly, $0.5 million of stock-based compensation expense was recorded for these RSUs for the three and six months ended June 30, 2020.

Certain of the Company’s RSU grants are subject to acceleration upon a change of control and termination within 12 months, and upon death, disability, retirement and certain “good leaver” circumstances.

RSAs

During the years ended December 31, 2014 and 2015, the Company granted awards of 4,751,874 shares of restricted common stock (the “RSAs”).

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the activity related to the Company’s RSAs for the six months ended June 30, 2020:

Shares
Unvested at December 31, 2019	272,868
Vested	(272,868)
Unvested at June 30, 2020	—

For the three and six months ended June 30, 2019, the expense related to the RSAs was immaterial. For the three and six months ended June 30, 2020, the expense related to the RSAs was $0.2 million. As of June 30, 2020, there was no remaining unrecognized stock-based compensation expense related to the RSAs.

12. Financial Instruments and Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. These estimates are subjective in nature and involve uncertainties and matters of judgment, and therefore cannot be determined with precision. U.S. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and establishes the following three levels of inputs that may be used to measure fair value:

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted market prices in markets that are not active; or model-derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

`	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Cash and cash equivalents:
Money market funds	$70,059	$—	$—	$—
Total financial assets	$70,059	$—	$—	$—
Financial Liabilities
Other long-term liabilities:
Series F Preferred Stock Warrant	—	—	1,403	1,403
Total financial liabilities	$—	$—	$1,403	$1,403

`	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Cash and cash equivalents:
Money market funds	$100,016	$—	$—	$—
Total financial assets	$100,016	$—	$—	$—

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents a reconciliation of the Series F Preferred Stock Warrant, which is measured at fair value using Level 3 inputs:

Series F Preferred Stock Warrant
(in thousands)
Balance as of December 31, 2019	$1,403
Change in fair value	20,470
Conversion to common stock warrant	(21,873)
Balance as of June 30, 2020	$—

Prior to the closing of the IPO on June 11, 2020 and the related conversion of the Company’s preferred stock into common stock, the Company estimated the fair value of the Series F Preferred Stock Warrant based on the Black-Scholes option-pricing model which utilized the value of shares sold in the Company’s latest preferred stock financing and allocated the estimated equity value of the Company to each class of the Company’s outstanding securities using an option-pricing back-solve model. Upon the closing of the IPO, the Series F Preferred Stock Warrant converted into a common stock warrant and the warrant liability was remeasured at fair value for the last time based on the quoted price of the Company’s publicly traded common stock. On June 23, 2020, the holders exercised the Series F Preferred Stock Warrant.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The carrying value of the Vehicle Floorplan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period.

13. Segment Information

The Company has three reportable segments: Ecommerce, TDA, and Wholesale. No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise wide group basis. Accordingly, the Company does not report segment asset information. As of December 31, 2019 and June 30, 2020, the Company did not have any assets located outside of the United States.

The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales. The TDA reportable segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales. The Wholesale reportable segment represents sales of used vehicles through wholesale auctions.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended June 30, 2019
	Ecommerce	TDA	Wholesale	Consolidated
Revenues from external customers	$120,953	$85,413	$54,531	$260,897
Gross profit	$7,295	$6,101	$449	$13,845

	Three Months Ended June 30, 2020
	Ecommerce	TDA	Wholesale	Consolidated
Revenues from external customers	$175,568	$26,604	$50,921	$253,093
Gross profit (loss)	$7,219	$931	$(543)	$7,607

	Six Months Ended June 30, 2019
	Ecommerce	TDA	Wholesale	Consolidated
Revenues from external customers	$210,808	$178,497	$106,651	$495,956
Gross profit	$13,049	$12,179	$629	$25,857

	Six Months Ended June 30, 2020
	Ecommerce	TDA	Wholesale	Consolidated
Revenues from external customers	$408,740	$113,628	$106,497	$628,865
Gross profit (loss)	$21,486	$6,346	$(1,838)	$25,994

The reconciliation between reportable segment gross profit to consolidated loss before provision for income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Segment gross profit	$13,845	$7,607	$25,857	$25,994
Selling, general and administrative expenses	43,692	47,911	80,275	106,291
Depreciation and amortization	1,501	1,083	3,034	2,049
Interest expense	3,388	1,297	6,106	4,123
Interest Income	(1,415)	(715)	(3,264)	(2,671)
Revaluation of preferred stock warrant	60	21,260	142	20,470
Other income, net	(12)	(53)	(31)	(86)
Loss before provision (benefit) for income taxes	$(33,369)	$(63,176)	$(60,405)	$(104,182)

14. Income Taxes

The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statements and the income tax basis of assets and liabilities. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that certain deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those specific jurisdictions prior to the dates on which such net operating losses expire. The Company maintained a full valuation allowance against its net deferred tax assets because the Company has determined that is it more likely than not that these assets will not be fully realized based on a current evaluation of expected future taxable income and the Company is in a cumulative loss position.

The Company’s effective tax rate for the three months ended June 30, 2019 and 2020 was (0.12)% and 0.09% respectively. The effective tax rate for the six months ended June 30, 2019 and 2020 was (0.10)% and (0.12)% respectively.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2015 and prior.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Internal Revenue Code (IRC) Section 382 provides for a limitation of the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the IRC Section 382) that limits the Company’s ability to utilize these carryforwards. The Company completed a Section 382 study to determine the applicable limitation, if any. It was determined that the Company has undergone three ownership changes. There were ownership changes in July 2013, November 2014 and July 2015 which substantially limit the use of the net operating losses generated before the change in control.

The Company has not identified any uncertain tax positions as of December 31, 2019 or June 30, 2020.

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2019	2020	2019	2020
Net loss	$(33,340)	$(63,228)	$(60,479)	$(104,287)
Accretion of redeemable convertible preferred stock	(25,879)	—	(43,843)	—
Net loss attributable to common stockholders	$(59,219)	$(63,228)	$(104,322)	$(104,287)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,580,150	31,599,497	8,579,539	20,035,476
Net loss per share attributable to common stockholders, basic and diluted	$(6.90)	$(2.00)	$(12.16)	$(5.21)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of June 30,
	2019	2020
Redeemable convertible preferred stock	66,825,300	—
Warrants	161,136	—
Stock options	5,985,508	6,340,076
Restricted stock awards	3,873,214	3,249,382
Restricted stock units	408,000	2,488,402
Total	77,253,158	12,077,860

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

16. Related Party Transactions

Management Services Agreement

In July 2015, the Company entered into a management services agreement (“MSA”) with Catterton Management Company, L.L.C. (“Catterton Management”), an affiliate of L Catterton (“Catterton”), a holder of more than 5% of the Company’s outstanding capital stock, pursuant to which Catterton Management agreed to provide consulting services on certain business and financial matters. Under the MSA, the Company agreed to pay Catterton Management an annual fee of $0.3 million until the expiration of the MSA upon the earlier of (i) termination by mutual consent of the parties and (ii) such time that Catterton and/or its affiliates cease to be one of the Company’s stockholders. For the years ended December 31, 2019 and 2020, payments of the annual fees were waived. In May 2020, the MSA was terminated.

AutoNation Reconditioning Agreement

In January 2019, the Company entered into a vendor agreement (“Vendor Agreement”) with AutoNation, Inc. (“AutoNation”), an affiliate of Auto Holdings, Inc., a holder of more than 5% of the Company’s outstanding capital stock, pursuant to which AutoNation agreed to provide certain reconditioning and repair services for vehicles owned by the Company. Amounts due under the Vendor Agreement for parts supplied and services performed by AutoNation become due and payable as they accrued.  For the three and six months ended June 30, 2019, the Company incurred $0.4 million of costs under the Vendor Agreement. The Vendor Agreement was terminated in February 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Vroom is an innovative, end-to-end ecommerce platform that is transforming the used vehicle industry by offering a better way to buy and a better way to sell used vehicles. We are deeply committed to creating an exceptional experience for our customers.

We are driving enduring change in the industry on a national scale. We take a vertically integrated, asset-light approach that is reinventing all phases of the vehicle buying and selling process, from discovery to delivery and everything in between. Our platform encompasses:

•

Ecommerce:    We offer an exceptional ecommerce experience for our customers. In contrast to legacy dealerships and the peer-to-peer market, we provide consumers with a personalized and intuitive ecommerce interface to research and select from thousands of fully reconditioned vehicles. Our platform is accessible at any time on any device and provides transparent pricing, real-time financing and nationwide contact-free delivery right to a buyer’s driveway. For consumers looking to sell or trade in their vehicles, we provide attractive market-based pricing, real-time, guaranteed purchase offers and convenient, contact-free at-home vehicle pick-up.

•

Vehicle Operations:    Our scalable and vertically integrated operations underpin our business model. We strategically source inventory from auctions, consumers, rental car companies, Original Equipment Manufacturers (“OEMs”) and dealers. We improve our ability to acquire high-demand vehicles through enhanced supply science across all our sourcing channels and we are expanding our national marketing efforts to drive consumer sourcing. In our reconditioning and logistics operations, we deploy an asset-light strategy that optimizes a combination of ownership and operation of assets by us with strategic third-party partnerships. This hybrid approach provides flexibility, agility and speed without taking on unnecessary risk and capital investment, and drives improved unit economics and operating leverage.

•

Data Science and Experimentation:    Data science and experimentation are at the core of everything we do. We rely on data science, machine learning and A/B and multivariate testing to continually drive optimization and operating leverage across our ecommerce and vehicle operations. We leverage data to increase the effectiveness of our national brand and performance marketing, enhance the customer experience, analyze market dynamics at scale, calibrate our vehicle pricing and optimize our overall inventory sales velocity. On the operations side, data science and experimentation enables us to fine tune our supply, sourcing and logistics models and to streamline our reconditioning processes.

The U.S. used automotive market is the largest consumer product category, generating approximately $841 billion from sales of approximately 40 million units in 2019. The industry is highly fragmented with over 42,000 dealers and millions of peer-to-peer transactions. It also is ripe for disruption as an industry that is notorious for consumer dissatisfaction and has one of the lowest levels of ecommerce penetration at only 0.9%. Industry reports estimate that ecommerce penetration will grow to as much as half of all used vehicle sales by 2030. Our platform, coupled with our national presence and brand, provides a significant competitive advantage versus local dealerships and regional players that lack nationwide reach and scalable technology, operations and logistics. The traditional auto dealers and peer-to-peer market do not and cannot offer consumers what we offer.

In December 2015, we acquired Houston-based Texas Direct Auto, or TDA, which included our proprietary vehicle reconditioning center, or Vroom VRC, our sole physical retail location and our Sell Us Your Car® centers. From the launch of our combined operations in January 2016, our business has grown significantly as we have scaled our operations, developed our ecommerce platform and leveraged the network effects inherent in our model.

For the three and six months ended June 30, 2020, we generated $253.1 million and $628.9 million in total revenue, respectively, representing a 3.0% decrease and a 26.8% increase, respectively, over $260.9 million and $496.0 million for the three and six months ended June 30, 2019. Our business generated a net loss of $33.3 million and $63.2 million for the three months ended June 30, 2019 and 2020, and a net loss of $60.5 million and $104.3 million for the six months ended June 30, 2019 and 2020, respectively. We intend to continue to invest in growth to scale our company responsibly and drive towards profitability.

Our Model

We generate revenue through the sale of used vehicles and value-added products. We sell vehicles directly to consumers primarily through our Ecommerce segment. As the largest segment in our business, Ecommerce revenue grew 45.2% from the three months ended June 30, 2019 to the three months ended June 30, 2020 and 93.9% from the six months ended June 30, 2019 to the six months ended June 30, 2020, and we expect Ecommerce to continue to outgrow our other segments as it is the core focus of our growth strategy.

We also sell vehicles through wholesale auctions, which provide a revenue source for vehicles that do not meet our Vroom retail sales criteria. Additionally, we generate revenue through the retail sale of used vehicles and value-added products at Houston-based Texas Direct Auto, or TDA.

For the three months ended June 30, 2020, our Ecommerce, TDA and Wholesale segments represented 69.4%, 10.5% and 20.1% of our total revenue, respectively. For the six months ended June 30, 2020, our Ecommerce, TDA and Wholesale segments represented 65.0%, 18.1% and 16.9% of our total revenue, respectively.

Our retail gross profit consists of two components: Vehicle Gross Profit and Product Gross Profit. Vehicle Gross Profit is calculated as the aggregate retail sales price for all vehicles sold to customers along with delivery fee revenue and document fees received from customers, less the aggregate cost to acquire such vehicles, the aggregate cost of inbound transportation for such vehicles to our vehicle reconditioning centers, which we refer to as VRCs, and the aggregate cost of reconditioning such vehicles for sale. Product Gross Profit consists of fees earned on any value-added products sold as part of a vehicle sale. Because we are paid fees on the value-added products we sell, our gross profit on such products is equal to the revenue we generate. See “—Key Operating and Financial Metrics.”

Below is an explanation of how we calculate vehicle gross profit per unit and product gross profit per unit:

Our profitability depends primarily on increasing unit sales and operating leverage, as well as improving unit economics. We deploy an asset-light strategy that optimizes a combination of ownership and operation of assets by us with strategic third-party partnerships. Our hybrid approach also applies to the third-party value-added products we sell to customers, which enables us to generate additional revenue streams without taking on the risk associated with underwriting vehicle financing or protection products. As we scale, we expect to benefit from efficiencies and operating leverage across our business, including our marketing and technology investments, and our inventory procurement, logistics, reconditioning and sales processes.

Inventory Sourcing

We source our vehicle inventory from a variety of channels, including auctions, consumers, rental car companies, OEMs and dealers. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels to generate the highest sales margins and shortest inventory turns, both of which contribute to increased gross profit per unit. We generate a vast set of data derived from market demand, pricing dynamics, vehicle acquisitions and subsequent sales, and we leverage that data to optimize future vehicle acquisitions. As we scale, we expect to continue to leverage the data at our disposal to optimize and enhance the volume and selection of vehicles in our inventory and, in turn, drive revenue growth and profitability. We also have begun to offer third party inventory listings that will expand our sourcing channels through third party sellers while offering us attractive revenue models in an asset light, debt free structure. See “—Key Factors and Trends Affecting our Operating Results—Ability to drive growth by cost effectively increasing the volume and selection of vehicles in our inventory.”

Vehicle Reconditioning

Before a vehicle is listed for retail sale on our platform, it undergoes a thorough reconditioning process in order to meet our Vroom retail sales criteria. The efficiency of this reconditioning process is a key element in our ability to profitably grow. To recondition vehicles, we rely on a combination of our Vroom VRC along with a network of VRCs owned and operated by third parties. We intend to continue to expand our network of third-party VRCs and going forward intend to make capital investments in additional Vroom VRCs. Utilizing this hybrid approach, we have increased our total reconditioning capacity from 223 units per day as of June 30, 2019, to 313 units per day as of June 30, 2020, including an increase from 78 units per day to 169 units per day at our third-party VRCs. As we increase the number of vehicles in our inventory and expand our reconditioning capacity, we expect that reconditioning costs per unit will decrease as we benefit from economies of scale and operating leverage in reconditioning costs. See “—Key Factors and Trends Affecting our Operating Results—Ability to expand and optimize our reconditioning capacity to satisfy increasing demand.”

Logistics Network

For our logistics operations, we primarily use our strategic carrier arrangements with national haulers, which allows us to efficiently deliver vehicles to customers throughout the United States while focusing on expanding other critical components of our business, such as the volume and selection of vehicles in our inventory. This strategy enhances the flexibility, agility and speed of our growth while reducing the need for additional capital commitments as we scale.  In addition, by strategically partnering with third party carriers with widely dispersed locations, we are able to quickly expand our last mile delivery hubs and enhance our customer experience. By leveraging the experience and data at our disposal from the tens of thousands of deliveries we have completed, we are finding ways to enhance the efficiencies in our logistics network, and we are developing our hybrid strategy with the intent to build out our proprietary logistics network. See “—Key Factors and Trends Affecting our Operating Results—Ability to expand and develop our logistics network.”

Value-Added Products

We generate revenue by earning fees for selling value-added products to customers in connection with vehicle sales. Currently, our third-party value-added product offering consists of finance and protection products, including financing from third-party lenders for our customers’ vehicle purchases, as well as sales of extended warranty contracts, GAP products and wheel and tire coverage. As we scale our business, we intend to introduce additional value-added products that will be attractive to our customers and drive revenue and profitability growth. We expect that both expanded product offerings and increased attachment rates in value-added product sales will have a positive impact on our profitability. See “—Key Factors and Trends Affecting our Operating Results—Ability to increase and better monetize value-added products.”

Our Segments

We manage and report operating results through three reportable segments:

•

Ecommerce (69.4% and 65.0% of revenue for the three and six months ended June 30, 2020, respectively): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•

TDA (10.5% and 18.1% of revenue for the three and six months ended June 30, 2020, respectively): The TDA segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales.

•	Wholesale (20.1% and 16.9% of revenue for the three and six months ended June 30, 2020, respectively): The Wholesale segment represents sales of used vehicles through wholesale auctions.

Gross profit is defined as revenue less cost of sales for each segment. Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three and six months ended June 30, 2019 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Revenue:
Ecommerce	$120,953	$175,568	$210,808	$408,740
TDA	85,413	26,604	178,497	113,628
Wholesale	54,531	50,921	106,651	106,497
Total revenue	$260,897	$253,093	$495,956	$628,865
Gross profit:
Ecommerce	$7,295	$7,219	$13,049	$21,486
TDA	6,101	931	12,179	6,346
Wholesale	449	(543)	629	(1,838)
Total gross profit	$13,845	$7,607	$25,857	$25,994

Key Operating and Financial Metrics

We regularly review a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial forecasts and make strategic decisions. We believe these operational measures are useful in evaluating our performance, in addition to our financial results prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. You should read the key operating and financial metrics in conjunction with the following discussion of our results of operations and together with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. We focus heavily on metrics related to unit economics as improved gross profit per unit is a key element of our growth and profitability strategies.

The calculation of our key operating and financial metrics is straightforward and does not rely on significant projections, estimates or assumptions. Nevertheless, each of our key operating and financial metrics has limitations because each focuses specifically on only one standard by which to evaluate our business, without taking into account other applicable standards, performance measures or operating trends by which our business could be evaluated. Accordingly, no single metric should be viewed as the bellwether by which our business should be measured. Rather, each key operating and financial metric should be considered in conjunction with other metrics and components of our results of operations, such as each of the other key operating and financial metrics and our revenues, inventory, loss from operations and segment results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Ecommerce units sold	3,856	6,713	7,043	14,643
Vehicle Gross Profit per ecommerce unit	$1,274	$314	$1,340	$602
Product Gross Profit per ecommerce unit	618	761	512	866
Total Gross Profit per ecommerce unit	$1,892	$1,075	$1,852	$1,468
Average monthly unique visitors	628,659	999,899	520,074	973,457
Listed Vehicles	4,550	5,745	4,550	5,745
Ecommerce average days to sale	64	66	64	67

Ecommerce Units Sold

Ecommerce units sold is defined as the number of vehicles sold and shipped to customers through our ecommerce platform, net of returns under our Vroom 7-Day Return Policy. Ecommerce units sold excludes sales of vehicles through the TDA and Wholesale segments. As we continue to expand our ecommerce business, we expect that ecommerce units sold will be the primary driver of our revenue growth. Additionally, each vehicle sale through our ecommerce platform also creates the opportunity to leverage such sale to sell value-added products. Continued ecommerce growth will also increase the number of trade-in vehicles acquired from our customers, which we can either recondition and add to our inventory or sell at wholesale auctions.

Vehicle Gross Profit per Ecommerce Unit

Vehicle Gross Profit per ecommerce unit, which we refer to as Vehicle GPPU, for a given period is defined as the aggregate retail sales price and delivery charges for all vehicles sold through our Ecommerce segment less the aggregate costs to acquire those vehicles, the aggregate costs of inbound transportation to the VRCs and the aggregate costs of reconditioning those vehicles in that period, divided by the number of ecommerce units sold in that period. As we continue to expand our ecommerce business, we believe Vehicle GPPU will be a key driver of our long-term profitability.

Product Gross Profit per Ecommerce Unit

Product Gross Profit per ecommerce unit, which we refer to as Product GPPU, for a given period is defined as the aggregate fees earned on sales of value-added products in that period, net of the reserves for chargebacks on such products in that period, divided by the number of ecommerce units sold in that period. Because we are paid fees on the value-added products we sell, our gross profit is equal to the revenue we generate from the sale of value added products. We plan to introduce initiatives to increase the attachment rates of value-added products and expand our offerings of value-added products which will grow our Product GPPU.

Total Gross Profit per Ecommerce Unit

Total Gross Profit per ecommerce unit, which we refer to as Total GPPU, for a given period is calculated as the sum of Vehicle GPPU and Product GPPU. We view Total GPPU as a key metric of the profitability of our Ecommerce segment.

Average Monthly Unique Visitors

Average monthly unique visitors is defined as the average number of individuals who access our ecommerce platform within a calendar month. We calculate the average monthly unique visitors over any period by dividing the aggregate monthly unique visitors during such period by the number of months in that period. We use average monthly unique visitors to measure the quality of our customer experience, the effectiveness of our marketing campaigns and customer acquisition as well as the strength of our brand and market penetration.

Average monthly unique visitors is calculated using data provided by Google Analytics. The computation of average monthly unique visitors excludes individuals who access our platform multiple times within a calendar month, counting such individuals only one time for purposes of the calculation. If an individual accesses our ecommerce platform using different devices or different browsers on the same device within a given month, the first access through each such device or browser is counted as a separate monthly unique visitor.

Listed Vehicles

We define listed vehicles as the aggregate number of vehicles listed on our platform at any given point in time. Vehicles available for sale is a key indicator of our performance because we believe that the number of vehicles listed on our platform is a key driver of vehicle sales and revenue growth. Increasing the number of vehicles listed on our platform results in a greater selection of vehicles for our customers, creating demand and increasing conversion.

Ecommerce Average Days to Sale

We define ecommerce average days to sale as the average number of days between our acquisition of vehicles and the final delivery of such vehicles to customers through our ecommerce platform. We calculate average days to sale for a given period by dividing the aggregate number of days between the acquisition of all vehicles sold through our ecommerce platform during such period and final delivery of such vehicles to customers by the number of ecommerce units sold in that period. Average days to sale excludes vehicles sold through the TDA and Wholesale segments. Average days to sale is an important metric because a reduction in the number of days between the acquisition of a vehicle and the delivery of such vehicle typically results in a higher gross profit per unit.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance: EBITDA, Adjusted EBITDA, Adjusted loss from operations, Non-GAAP net loss, Non-GAAP net loss per share and Non-GAAP net loss per share, as adjusted. These non-GAAP financial measures have limitations as analytical tools in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with U.S. GAAP. We have reconciled all non-GAAP financial measures with the most directly comparable U.S. GAAP financial measures.

EBITDA and Adjusted EBITDA

We calculate EBITDA as net loss before interest expense, interest income, income tax expense and depreciation and amortization expense and we calculate Adjusted EBITDA as EBITDA adjusted to exclude the one-time, IPO related acceleration of non-cash stock-based compensation expense and the one-time, IPO related non-cash revaluation of a preferred stock warrant. EBITDA and Adjusted EBITDA are supplemental performance measures that our management uses to assess our operating performance and the operating leverage in our business. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes. The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Net loss	$(33,340)	$(63,228)	$(60,479)	$(104,287)
Adjusted to exclude the following:
Interest expense	3,388	1,297	6,106	4,123
Interest income	(1,415)	(715)	(3,264)	(2,671)
Provision (benefit) for income taxes	(29)	52	74	105
Depreciation and amortization expense	1,557	1,089	3,146	2,059
EBITDA	$(29,839)	$(61,505)	$(54,417)	$(100,671)
One-time, IPO related acceleration of non-cash stock-based compensation	—	1,262	—	1,262
One-time, IPO related non-cash revaluation of preferred stock warrant	—	21,260	—	20,470
Adjusted EBITDA	$(29,839)	$(38,983)	$(54,417)	$(78,939)

Adjusted loss from operations

We calculate Adjusted loss from operations as loss from operations adjusted to exclude the one-time, IPO related acceleration of non-cash stock-based compensation expense. The following table presents a reconciliation of Adjusted loss from operations to loss from operations, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Loss from operations	$(31,348)	$(41,387)	$(57,452)	$(82,346)
Add: One-time IPO related acceleration of non-cash stock based compensation	—	1,262	—	1,262
Adjusted loss from operations	$(31,348)	$(40,125)	$(57,452)	$(81,084)

Non-GAAP net loss, Non-GAAP net loss per share and Non-GAAP net loss per share, as adjusted

We calculate Non-GAAP net loss as net loss adjusted to exclude the one-time, IPO related acceleration of non-cash stock-based compensation expense and the one-time, IPO related non-cash revaluation of a preferred stock warrant. We calculate Non-GAAP net loss per share as Non-GAAP net loss divided by weighted average number of shares outstanding.  The following table presents a reconciliation of Non-GAAP net loss and Non-GAAP net loss per share to net loss and net loss per share, which are the most directly comparable U.S. GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands, except share and per share amounts)
Net loss	$(33,340)	$(63,228)	$(60,479)	$(104,287)
Accretion of redeemable convertible preferred stock	(25,879)	—	(43,843)	—
Net loss attributable to common stockholders	$(59,219)	$(63,228)	$(104,322)	$(104,287)
Add: One-time IPO related acceleration of non-cash stock based compensation	—	1,262	—	1,262
Add: One-time IPO related non-cash revaluation of preferred stock warrant	—	21,260	—	20,470
Non-GAAP net loss	$(59,219)	$(40,706)	$(104,322)	$(82,555)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	8,580,150	31,599,497	8,579,539	20,035,476

Net loss per share, basic and diluted	$(6.90)	$(2.00)	$(12.16)	$(5.21)
Impact of one-time IPO related acceleration of non-cash stock based compensation	-	0.04	-	0.07
Impact of one-time IPO related non-cash revaluation of preferred stock warrant	-	0.67	-	1.02
Non-GAAP net loss per share, basic and diluted	$(6.90)	$(1.29)	$(12.16)	$(4.12)
Non-GAAP net loss per share, as adjusted, basic and diluted(a)	$(0.28)	$(0.34)	$(0.51)	$(0.70)

(a)Non-GAAP net loss per share, as adjusted has been computed to give effect to, as of the beginning of each period presented, (i) the shares of common stock issued in connection with our IPO and (ii) the automatic conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock that occurred upon the consummation of our IPO. The computation of Non-GAAP net loss per share, as adjusted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands, except share and per share amounts)
Non-GAAP net loss	$(59,219)	$(40,706)	$(104,322)	$(82,555)
Add: Accretion of redeemable convertible preferred stock	25,879	—	43,843	—
Non-GAAP net loss, as adjusted	$(33,340)	$(40,706)	$(60,479)	$(82,555)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	8,580,150	31,599,497	8,579,539	20,035,476
Add: unweighted adjustment for common stock issued in connection with IPO	24,437,500	24,437,500	24,437,500	24,437,500
Add: unweighted adjustment for conversion of redeemable convertible preferred stock in connection with IPO	85,533,394	85,533,394	85,533,394	85,533,394
Less: Adjustment for the impact of the above items already included in weighted-average number of shares outstanding for the periods presented	—	(22,960,956)	—	(11,480,478)
Weighted-average number of shares outstanding used to compute net loss per share, as adjusted, basic and diluted	118,551,044	118,609,435	118,550,433	118,525,892

Non-GAAP net loss per share, as adjusted, basic and diluted	$(0.28)	$(0.34)	$(0.51)	$(0.70)

Recent Events

Initial Public Offering

On June 11, 2020, we completed an initial public offering “IPO” in which we sold 24,437,500 shares of common stock, which included 3,187,500 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, at a public offering price of $22.00 per share. We received proceeds of approximately $504.0 million, net of underwriting discount and before deducting offering expenses of $7.5 million, from sales of our shares in the IPO. Prior to the completion of the IPO, we effected a 2-for-1 forward stock split of all the issued and outstanding shares of our common stock the (“Stock Split”). As a result of the Stock Split and the completion of the IPO, all of our redeemable convertible preferred stock outstanding automatically converted into an aggregate of 85,533,394 shares of our common stock.

Rocket Agreement

On May 15, 2020, we entered into an agreement with Rocket Auto LLC and certain of its affiliates (collectively, “Rocket”) providing for the launch of an e-commerce platform under the “Rocket Auto” brand for the marketing and sale of vehicles directly to consumers (the “RA Agreement”). We will list our used vehicle inventory for sale on the Rocket Auto platform, but all sales of the inventory will be conducted through our platform. Rocket Auto is expected to launch publicly during the second half of 2020 and, during the term of the RA Agreement, Rocket has agreed to ensure that not less than a minimum percentage of all used vehicles sold or leased through the platform on a monthly basis will be Vroom inventory. We will pay Rocket a combination of cash and stock for vehicle sales made through the platform, including upfront equity consisting of 183,870 shares of our common stock that were issued upon execution of the RA Agreement, and the potential issuance to Rocket of up to an additional 8,641,914 shares of common stock, over a four-year period based upon sales volume of Vroom inventory through the Rocket Auto platform.

Impact of COVID-19

In March 2020, the World Health Organization declared a global pandemic related to the rapidly growing outbreak of a novel strain of coronavirus known as COVID-19. In the following weeks, many states and counties across the United States responded by implementing a number of measures designed to prevent its spread, including stay-at-home or shelter-in-place orders, quarantines and closure of all non-essential businesses.

Impact on our operations

The COVID-19 pandemic has rapidly escalated in the United States, creating significant uncertainty and economic disruption, and leading to record levels of unemployment nationally. Due to the evolving nature of the COVID-19 crisis, we continue to monitor the situation closely and assess the impact on our business. We expect our operations will continue to be adversely impacted throughout at least 2020, however, the magnitude and duration of the ultimate impact is impossible to predict with certainty due to:

•	uncertainties regarding the duration of the COVID-19 pandemic and the length of time over which the disruptions caused by COVID-19 will continue;
•	the impact of governmental orders and regulations that have been, and may in the future be, imposed in response to the pandemic;
•	the impact of COVID-19 on VRCs, wholesale auctions, state DMV titling and registration services, third party vehicle carriers and other third parties on which we rely;
•	uncertainty as to the impact future increases in transmission could have on our ability to fully staff portions of our business;
•	the deterioration of economic conditions in the United States, as well as record high unemployment levels, which could have an adverse impact on discretionary consumer spending; and
•	uncertainty regarding the potential for and timing of a “second wave” of the COVID-19 crisis to occur in the future.

Impact on ecommerce operations

The COVID-19 pandemic began to have an impact on our ecommerce operations during the last three weeks of March 2020. Between March 11, 2020 and March 31, 2020, we experienced an approximate 15% decrease in total ecommerce revenue due to a decrease in consumer demand as compared to the 20 days prior to March 11, 2020.

In March 2020, due to the drop in demand in the early days of the pandemic, as well as uncertainty regarding future vehicle pricing in both the retail and wholesale markets, we made the strategic decision to quickly reduce our exposure to inventory risk and floorplan liabilities. Commencing in late March 2020, we reduced vehicle prices in order to drive vehicle sales and quickly reduce the amount of inventory that was purchased pre-COVID-19. We also paused all vehicle acquisitions other than trade-ins, and we sold at wholesale auctions many units that had not yet been reconditioned. As a result of these strategic decisions, our total inventory levels went from approximately 8,500 retail and wholesale units as of the beginning of March 2020 to approximately 2,500 retail and wholesale units at the end of April 2020. In late April 2020, we started to rebuild our inventory levels.

Due to the inventory price reductions that began in late March, our demand returned to pre-COVID-19 levels, and we experienced robust ecommerce vehicle sales; however, those sales were at a reduced gross profit per unit. During April and May 2020, we sold 2,880 and 1,934 ecommerce units, respectively, and gross profit per unit was $1,236 and $191, respectively, as compared to the 2,771 units we sold at $1,769 gross profit per unit in March 2020. In late April 2020, we began to acquire new inventory, with a primary focus on high-demand models. In June 2020, we sold 1,899 ecommerce units and our gross profit per unit increased to $1,714. As of June 30, 2020, we had an inventory of 6,811 retail and wholesale units. We intend to continue to build our inventory levels strategically.

Impact on our vehicle reconditioning and our logistics network

The COVID-19 pandemic and the actions taken in response have had a significant impact on our VRC operations. In April 2020, six of our thirteen third-party VRCs that we had operating at the time were either partially closed or completely closed, which initially resulted in approximately 500 vehicles left either with incomplete reconditioning or no reconditioning across these third-party VRCs. As a result of these closures at our third-party VRCs, we prioritized the reconditioning of vehicles that were near completion, relocated vehicles to third-party VRCs that remained open and listed such vehicles for sale, or sold vehicles at wholesale to minimize the risk of price deterioration. As of June 30, 2020, we were able to successfully access and sell all these stranded vehicles. We began purchasing vehicles again on April 20, 2020 and as of June 30, 2020 our Vroom VRC and third party VRCs collectively returned to pre-COVID-19 capacity.

As of the date of this Quarterly Report on Form 10-Q, we continue to experience disruption across our logistics network due to the COVID-19 pandemic, with a limited number of third-party providers available to deliver our vehicles, which has resulted in a slowdown of inventory being picked up and delivered to our VRCs and in sold units being delivered to customers. In addition, our transportation costs have increased as the remaining carriers have increased prices.

Impact on TDA

Commencing on March 24, 2020, counties in the Houston area began to implement stay-at-home or shelter-in-place orders with limited exceptions for essential businesses. Both TDA and our back-office facility in Houston qualified as essential businesses under the relevant ordinances and remained open. However, as a result of these orders, as well as continuous impact of the COVID-19 pandemic in the Houston area, we saw a significant reduction in foot traffic that caused us to experience an approximate 63.4% decrease in unit sales for the second quarter of 2020 as compared to the first quarter of 2020. These conditions continue in the Houston area and as a result we are unsure when TDA will return to normal operations.

Impact on our administrative functions

Most of our corporate, engineering and back-office operations have been able to successfully transition to a remote working environment. However, we have experienced certain productivity challenges with remote work and the various shut-down orders have had a significant effect on certain of our back-office functions, such as the titling and registration of vehicles sold to customers, which has been challenged by the temporary closure of state division of motor vehicle offices across the United States.

As a result of these developments, we have experienced an adverse impact on our revenue, gross profit, results of operations and cash flows. The situation is fluid and additional impacts to our business may arise.

Management actions in response to the COVID-19 disruptions

In response to the COVID-19 disruptions, in addition to managing our inventory exposure, we have implemented a number of measures to protect the health and safety of our workforce. These measures include restrictions on non-essential business travel, the institution of work-from-home policies wherever feasible and the implementation of strategies for workplace safety at our facilities. We are following the guidance from public health officials and government agencies, including implementation of enhanced cleaning measures, social distancing guidelines, wearing of masks, eliminating non-essential vendor / guest visitation, and requiring temperature checks and health attestations prior to entering buildings. Seating, signage, and cleaning materials have been added to ensure adherence to best practices for employee health and safety during this pandemic. Where feasible, we operate on a rotating team schedule to reduce exposure and also require any diagnosed or exposed employees to self-isolate for up to two weeks. Effective May 3, 2020, approximately one-third of our workforce was placed on furlough. The majority of employees furloughed were in reconditioning, logistics, acquisitions and TDA sales, which were the positions most affected by the reduction in unit volume. However, since we restarted vehicle acquisitions and increased our Vroom VRC operations, as of the beginning of August 2020, most of the previously furloughed employees have returned to work. Additionally, we instituted an across-the-board salary reduction for our non-furloughed salaried employees. All salaries were reinstated to pre-COVID-19 levels by July 2020. In the second quarter of 2020, we also took measures to reduce operating expenses by negotiating reductions and deferrals in payments to landlords, vehicle listing sites, service providers and commercial vendors, and we significantly reduced marketing expenditures through May 2020.

We have taken several precautionary measures to enhance our customer experience during the pandemic, such as increasing the level of cleaning and sanitation of vehicles prior to making delivery to our customers. Additionally, we adjusted our delivery protocols to provide contact-free delivery and pick up of vehicles.

While our ecommerce business, including contact-free delivery, is continuing to operate nationwide, the COVID-19 crisis has had a significant impact on our business operations. We are unable to accurately predict the ultimate impact that the COVID-19 disruptions will have on our business and financial results going forward due to the uncertainties surrounding the extent, duration and risk of recurrence of such disruptions. Nevertheless, we believe the measures we have taken and will continue to take will position Vroom to emerge from the crisis in a healthy financial position, and that our business model and years of experience with ecommerce vehicle sales and home delivery enable us to be highly responsive to increased consumer desire for ecommerce solutions and contact-free delivery.

Other Key Factors and Trends Affecting our Operating Results

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors and trends, including the following:

Ability to drive revenue growth by cost effectively increasing the volume and selection of vehicles in our inventory

Our growth is primarily driven by vehicle sales. Vehicle sales growth, in turn, is largely driven by the volume of inventory and the selection of vehicles listed on our platform. Accordingly, we believe that having the appropriate volume and mix of vehicle inventory is critical to our ability to drive growth.

The continued growth of our vehicle inventory requires a number of important capabilities, including the ability to finance the acquisition of inventory at competitive rates, source high quality vehicles across various acquisition channels nationwide, secure adequate reconditioning capacity and execute effective marketing strategies to increase consumer sourcing. In addition, our ability to accurately forecast pricing and consumer demand for specific types of vehicles is critical to sourcing high quality, high-demand vehicles. This ability is enabled by our data science capabilities that leverage the growing amount of data at our disposal and fine-tune our supply and sourcing models. As we continue to invest in our operational efficiency and data analytics, we expect that we will continue to cost effectively increase the volume and optimize the selection of our ecommerce inventory.

Ability to capitalize on the continued migration of vehicle purchasers to ecommerce platforms through data-driven marketing efforts

While the overall ecommerce penetration rate in used vehicle sales remains low, over the last several years, ecommerce used vehicle sales have experienced significant growth. There has been a shift in consumer buying patterns towards more convenient, personalized, and on-demand purchases, as well as a demand for ecommerce across more diverse categories, including the used vehicle market. We expect that the ecommerce model for buying and selling used vehicles will continue to grow and such growth may be accelerated by the COVID-19 pandemic. Our ability to continue to benefit from this trend will be an important driver of our future performance.

We seek to improve our brand awareness among consumers through national marketing campaigns in order to strengthen our customer acquisition funnel. We also use digital performance marketing such as search engine marketing, automotive aggregator sites and social media to acquire customers more cost effectively. Our aggregate marketing spend has increased over time, with our first national brand marketing campaign commencing in the first quarter of 2019, and we expect to continue to invest in both national brand marketing and performance marketing efforts. As we leverage our national brand, we believe this investment in marketing spend will drive additional demand and sales. We also believe that we have the ability to drive down the cost of acquisition per unit sold by increasing the efficiency of our marketing spend.

Ability to convert visitors to our platform into customers

The quality of the customer experience on our ecommerce platform is critical to our ability to attract new visitors to our platform, convert such visitors into customers and increase repeat customers. Our ability to drive higher customer conversion depends on our ability to make our platform a compelling choice for consumers based on our functionalities and consumer offerings.

Data analytics and experimentation drive decision making across all of our conversion efforts. By analyzing the data generated by the millions of visitors and tens of thousands of transactions on our platform, and continually testing strategies to maximize conversion rates, we form a better understanding of consumer preferences and try to create a more tailored ecommerce experience. As we continue to invest in our brand and improve the customer experience, we expect that we will attract more visitors, improve conversion and drive greater sales.

Ability to optimize the mix of inventory sources to drive increased gross profit and improvements to our unit economics

We strategically source inventory from auctions, consumers, rental car companies, OEMs and dealers. Auctions, consumers, and rental car companies represent the vast majority of our inventory sources, accounting for approximately 55%, 28%, and 15% of our retail inventory sold for the three months ended June 30, 2020, respectively, and 51%, 34%, and 14% for the six months ended June 30, 2020, respectively. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels and will source vehicles in a way that maximizes our average gross profit per unit and improves our unit economics. For example, purchasing vehicles at third-party auctions is competitive and, consequently, vehicle prices at third-party auctions tend to be higher than vehicle prices for vehicles sourced directly from consumers. Accordingly, as part of our sourcing strategy, we seek to increase the percentage of vehicle sales that we source from consumers.

Our ability to increase the percentage of inventory sourced directly from consumers will depend on the popularity and success of our ecommerce platform. In order to continue to increase the percentage of vehicles that we source directly from consumers, we are expanding our national marketing efforts that are focused on our Sell Us Your Car® proposition, which we believe will result in more customers gaining familiarity with our platform. We expect that, as consumers experience the convenience of our platform to sell or trade in their used vehicles, the percentage of inventory we source directly from consumers will continue to grow.

We have begun to pursue third party inventory listings that will expand our sourcing channels through third party sellers while offering us attractive revenue models in an asset light, debt free structure.

Ability to expand and optimize our reconditioning capacity to satisfy increasing demand

Our ability to recondition purchased vehicles to our quality standards is a critical component of our business. Historically, we have successfully increased our reconditioning capacity as our business has grown, and our future success will depend on our ability to expand and optimize our reconditioning capacity to satisfy increasing customer demand. We employ a hybrid approach that combines the use of our Vroom VRC and third-party VRCs to best meet our reconditioning needs.

In 2019, we significantly increased our reconditioning capacity within our Vroom VRC by overhauling our operations and applying lean manufacturing techniques and other software-enabled technological advances. As we continue to grow our business, we intend to continue to invest in increased reconditioning capacity and operational efficiency through third-party VRC locations and going forward we expect to invest in additional proprietary reconditioning capacity to provide added scale with reduced lead-time and greater flexibility. Additionally, our use of third-party VRCs to recondition vehicles allows us to avoid additional capital expenditures, quickly increase capacity, maintain greater operational flexibility and broaden our geographic footprint to drive lower logistics costs. In 2019 and through early August 2020, we expanded our third-party VRC operations by adding fifteen additional VRCs across the nation for a current total of sixteen. See “—Liquidity and Capital Resources.”

We leverage our data analytics and deep industry experience to strategically select both Vroom VRCs and third-party VRCs in locations where we believe there is the highest supply and demand for our vehicles. We expect that our continued investment in reconditioning capacity and technology will lower our reconditioning costs per unit and drive greater operational efficiency, higher gross profit per unit and improved unit economics.

Ability to expand and develop our logistics network

We primarily use third-party carriers and are developing a hybrid strategy to build out our proprietary logistics network. We are in the process of optimizing our third-party logistics network nationally through the development of strategic carrier arrangements with national haulers. As we continue to grow, we plan to significantly consolidate our carrier base into dedicated operating regions. We expect that these enhanced logistics operations, combined with the expansion of strategically located VRCs, will drive lower inbound and outbound logistics costs, thus lowering costs per unit. Our VRCs also serve as pooling points to aggregate acquired vehicles and can serve as hubs for staging vehicles for last-mile delivery to customers, which we expect will result in an improved experience for customers. We recently launched a number of enhancements to our last-mile delivery service to enrich our customer experience. We expect that these enhancements will result in an increase in outbound shipping costs, thereby increasing our SG&A expenses. However, we expect any such increase to be offset by certain cost efficiencies gained from improvements in our reconditioning and logistics operations, which will ultimately lead to reduced total costs per unit. Consistent with our hybrid strategy, we also intend to build out our proprietary logistics network. Over time, we expect that optimizing our logistics network will result in improved unit economics, increased profitability and an enhanced customer experience.

Ability to increase and better monetize value-added products

Our offering of value-added products is an integral part of providing a seamless vehicle-buying experience to our customers. These products provide added revenue streams for us as well as offering convenience, assurance and efficiency for our customers. We sell our third-party value-added products through our strategic relationships with multiple lenders and other third parties who bear the incremental risks associated with the underwriting of finance and protection products. In the fourth quarter of 2019 and first quarter of 2020, we entered into strategic partnerships with lenders such as Chase and Santander which have contributed to improvements in Product GPPU. Additionally, through our on-going data analytics, experimentation and further development of our ecommerce technology, we expect to increase attachment rates of our existing value-added products while finding new opportunities to include additional finance and protection and other value-added products. Because we are paid fees on value-added products we sell, our gross profit is equal to the revenue we generate on such sales. As a result, such sales help drive total gross profit per unit. We expect that, as we scale our business, we will increase the breadth and variety of value-added products offered to customers and improve attachment rates to our vehicle sales, which in turn will grow revenue and drive profitability.

Seasonality

Used vehicle sales are seasonal. The used vehicle industry typically experiences an increase in sales early in the calendar year and reaches its highest point late in the first quarter and early in the second quarter. Vehicle sales then level off through the rest of the year, with the lowest level of sales in the fourth quarter. This seasonality has historically corresponded with the timing of income tax refunds, which are an important source of funding for vehicle purchases. Additionally, used vehicles depreciate at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. In line with these macro trends, our gross profit per unit has historically been higher in the first half of the year when compared to the second half of the year. See “Risk Factors—Risks Related to Our Business—We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business.”

Components of Results of Operations

Revenue

Retail vehicle revenue

We sell vehicles through both our ecommerce platform and TDA. Revenue from vehicle sales, including any delivery charges, are recognized when vehicles are delivered to the customers or picked up at our TDA retail location, net of a reserve for estimated returns. The number of units sold and the average selling price per unit are the primary factors impacting our retail revenue stream.

The number of units sold depends on the volume of inventory and the selection of vehicles listed on our ecommerce platform, our ability to attract new customers, our brand awareness and our ability to expand our reconditioning operations and logistics network.

Average selling price per unit sold depends primarily on our pricing strategy, retail used car market prices, our average days to sale and our reconditioning and logistics costs.

Historically, we have focused our inventory on low-mileage, high-demand vehicles with average selling prices of approximately $30,000. As we ramp up our vehicle acquisitions following our strategic decision to reduce inventory in response to the COVID-19 pandemic, and as we scale our business going forward, we have begun to strategically take advantage of a broader portion of the used vehicle market by adding more lower priced vehicles to our inventory. This will allow us to expand our vehicle selection, while potentially decreasing the average selling price per unit in any given period. See “—Impact of COVID-19”.

Wholesale vehicle revenue

We sell vehicles that do not meet our Vroom retail sales criteria through third-party wholesale auctions. Vehicles sold at auction are acquired from customers who trade-in their vehicles when making a purchase from us and also from customers who sell their vehicle to us in direct-buy transactions. The number of wholesale vehicles sold and the average selling price per unit are the primary drivers of wholesale revenue. The average selling price per unit is affected by the mix of the vehicles we acquire and general supply and demand conditions in the wholesale market.

Product revenue

We generate revenue by earning fees on sales of value-added products to our customers in connection with vehicle sales, including fees earned on customer vehicle financing from third-party lenders and fees earned on sales of other value-added products, such as extended warranty contracts, GAP products and wheel and tire coverage. We earn fees on these products pursuant to arrangements with the third parties that sell and administer these products. For accounting purposes, we are an agent for these transactions and, as a result, we recognize fees on a net basis when the customer enters into an arrangement to purchase these products or obtain third-party financing, which is typically at the time of a vehicle sale. Our gross profit on product revenue is equal to the revenue we generate.

Product revenue is affected by the number of vehicles sold, the attachment rate of value-added products and the amount of fees we receive on each product. Product revenue also consists of estimated profit-sharing amounts to which we are entitled based on the performance of third-party protection products once a required claims period has passed.

A portion of the fees we receive is subject to chargeback in the event of early termination, default, or prepayment of the contracts by our customers. We recognize product revenue net of reserves for estimated chargebacks.

Other revenue

Other revenue consists of labor and parts revenue earned by us for vehicle repair services at TDA.

See “Note 3—Revenue Recognition” to our condensed consolidated interim financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cost of sales

Cost of sales primarily includes the costs to acquire vehicles, inbound transportation costs and direct and indirect reconditioning costs associated with preparing vehicles for sale. Costs to acquire vehicles are primarily driven by the inventory source, vehicle mix and general supply and demand conditions of the used vehicle market. Inbound transportation costs include costs to transport the vehicle to our VRCs. Reconditioning costs include parts, labor and third-party reconditioning costs directly attributable to the vehicle and allocated overhead costs. Cost of sales also includes any accounting adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Total gross profit

Total gross profit is defined as total revenue less costs associated with such revenue.

Selling, general and administrative expenses

Our selling, general, and administrative expenses, which we refer to as SG&A expenses, consist primarily of advertising and marketing expenses, outbound transportation costs, employee compensation, occupancy costs of our facilities and professional fees for accounting, auditing, tax, legal and consulting services.

We expect that our SG&A expenses will increase in the future as we expand our operations, hire additional employees and continue to increase our marketing spend to build brand awareness and increase consumer traffic on our platform. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC and stock exchange requirements, director and officer insurance costs, and investor and public relations costs.

Depreciation and amortization

Our depreciation and amortization expense primarily includes depreciation related to our leasehold improvements, as well as amortization related to intangible assets acquired in the TDA acquisition and capitalized internal use software costs incurred in the development of our platform and website applications. Depreciation expense related to our Vroom VRC is included in cost of sales in the consolidated statements of operations.

Interest expense

Our interest expense includes interest expense related to our Vehicle Floorplan Facility, which is used to finance our inventory, as well as interest expense on our term loan facility, which was repaid in full in December 2019.

Interest Income

Interest income primarily represents interest credits earned on cash deposits maintained in relation to our Vehicle Floorplan Facility.

Results of Operations

The following table presents our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2020	% Change	2019	2020	% Change
	(in thousands)			(in thousands)
Revenue:
Retail vehicle, net	$200,402	$196,150	(2.1)%	$379,152	$504,862	33.2%
Wholesale vehicle	54,531	50,921	(6.6)%	106,651	106,497	(0.1)%
Product, net	5,491	5,736	4.5%	9,236	16,780	81.7%
Other	473	286	(39.5)%	917	726	(20.8)%
Total revenue	260,897	253,093	(3.0)%	495,956	628,865	26.8%
Cost of sales	247,052	245,486	(0.6)%	470,099	602,871	28.2%
Total gross profit	13,845	7,607	(45.1)%	25,857	25,994	0.5%
Selling, general and administrative expenses	43,692	47,911	9.7%	80,275	106,291	32.4%
Depreciation and amortization	1,501	1,083	(27.8)%	3,034	2,049	(32.5)%
Loss from operations	(31,348)	(41,387)	32.0%	(57,452)	(82,346)	43.3%
Interest expense	3,388	1,297	(61.7)%	6,106	4,123	(32.5)%
Interest income	(1,415)	(715)	(49.5)%	(3,264)	(2,671)	(18.2)%
Revaluation of stock warrant	60	21,260	35,333.3%	142	20,470	14,315.5%
Other income, net	(12)	(53)	341.7%	(31)	(86)	177.4%
Loss before provision (benefit) for income taxes	(33,369)	(63,176)	89.3%	(60,405)	(104,182)	72.5%
Provision (benefit) for income taxes	(29)	52	(279.3)%	74	105	41.9%
Net loss	$(33,340)	$(63,228)	89.6%	$(60,479)	$(104,287)	72.4%

Segments

We manage and report operating results through three reportable segments:

•

Ecommerce (69.4% and 65.0% of revenue for the three and six months ended June 30, 2020, respectively): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•

TDA (10.5% and 18.1% of revenue for the three and six months ended June 30, 2020, respectively): The TDA segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales.

•	Wholesale (20.1% and 16.9% of revenue for the three and six months ended June 30, 2020, respectively): The Wholesale segment represents sales of used vehicles through wholesale auctions.

Three Months Ended June 30, 2019 and 2020

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Three Months Ended June 30,
	2019	2020	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	3,856	6,713	2,857	74.1%
Ecommerce revenue:
Vehicle revenue	$118,569	$170,460	$51,891	43.8%
Product revenue	2,384	5,108	2,724	114.3%
Total ecommerce revenue	$120,953	$175,568	$54,615	45.2%
Ecommerce gross profit:
Vehicle gross profit	$4,911	$2,111	$(2,800)	(57.0)%
Product gross profit	2,384	5,108	2,724	114.3%
Total ecommerce gross profit	$7,295	$7,219	$(76)	(1.0)%
Average vehicle selling price per ecommerce unit	$30,749	$25,393	$(5,356)	(17.4)%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$1,274	$314	$(960)	(75.4)%
Product gross profit per ecommerce unit	618	761	143	23.1%
Total gross profit per ecommerce unit	$1,892	$1,075	$(817)	(43.2)%
Ecommerce average days to sale	64	66	2	3.1%

Ecommerce units

Ecommerce units sold increased 2,857, or 74.1%, from 3,856 for the three months ended June 30, 2019 to 6,713 for the three months ended June 30, 2020. This increase was driven by process improvements in our ecommerce platform, our national advertising campaign which continues to strengthen our national brand awareness as well as greater consumer acceptance of our business model as a result of disruptions caused by the COVID-19 pandemic. Average monthly unique visitors to our website grew from 628,659 for the three months ended June 30, 2019 to 999,899 for the three months ended June 30, 2020, representing year over year growth of 59.1%. We expect ecommerce units sold to continue to grow in the future as we increase our inventory selection and marketing efforts and improve conversion.

Vehicle Revenue

Ecommerce vehicle revenue increased $51.9 million, or 43.8%, from $118.6 million for the three months ended June 30, 2019 to $170.5 million for the three months ended June 30, 2020. The increase in ecommerce vehicle revenue was primarily attributable to the 2,857 increase in ecommerce units sold, which increased vehicle revenue by $87.9 million, partially offset by a lower average selling price per unit, which decreased from $30,749 for the three months ended June 30, 2019 to $25,393 for the three months ended June 30, 2020 and decreased vehicle revenue by $36.0 million. The decrease in average selling price per unit was driven by our strategic decision to reduce vehicle pricing in order to sell pre-COVID-19 inventory and our focus on acquiring high-demand vehicles.  We expect ecommerce vehicle revenue will continue to grow driven by increases in ecommerce units sold.

In the three months ended June 30, 2020, the escalation of the COVID-19 pandemic within the United States initially negatively impacted consumer demand and ecommerce revenue growth. However, due to our strategic decision to reduce vehicle pricing in order to sell pre-COVID-19 inventory, we were able to maintain the number of ecommerce units sold at pre-COVID levels, through April 30, 2020. The significant reduction in our inventory and pause in vehicle acquisitions negatively impacted our unit sales for the remainder of the three months ended June 30, 2020. In late April 2020, we started gradually rebuilding our inventory levels. Due to greater customer acceptance of our business model and focus on contact-free delivery, we expect sales to return to pre-COVID levels in the near future.

Product Revenue

Ecommerce product revenue increased $2.7 million, or 114.3%, from $2.4 million for the three months ended June 30, 2019 to $5.1 million for the three months ended June 30, 2020. The increase in ecommerce product revenue was primarily attributable to the 2,857 increase in ecommerce units sold, which increased product revenue by $1.8 million and a

$143 increase in product revenue per unit which increased product revenue by $0.9 million. Product revenue per unit increased by $143 from $618 for the three months ended June 30, 2019 to $761 for the three months ended June 30, 2020, which was primarily due to higher attachment rates, improved financing features in our ecommerce platform and our strategic partnerships. We expect ecommerce product revenue will continue to grow in the future driven by increases in ecommerce units sold, new product offerings, initiatives to improve product attachment rates and increases in per unit profit.

Vehicle Gross Profit

Ecommerce vehicle gross profit decreased $2.8 million, or 57.0%, from $4.9 million for the three months ended June 30, 2019 to $2.1 million for the three months ended June 30, 2020. The decrease in vehicle gross profit was primarily attributable to a $960 decrease in vehicle gross profit per unit, which decreased vehicle gross profit by $6.4 million, partially offset by the 2,857 increase in ecommerce units sold, which increased vehicle gross profit by $3.6 million . Vehicle gross profit per unit decreased by $960 from $1,274 for the three months ended June 30, 2019 to $314 for the three months ended June 30, 2020 primarily attributable to our strategic decision to reduce vehicle pricing in order to drive vehicle sales in the early stages of the COVID-19 pandemic. In late April 2020, due to the increase in consumer demand and pricing becoming more stable, we started to rebuild our inventory focusing on higher margin vehicles and our gross profit per unit began to approach pre-COVID levels in June 2020.

As we continue to mature our infrastructure, increase the number of VRCs and optimize our network of VRCs, we expect ecommerce vehicle gross profit per unit to increase in the future driven by reduced costs across acquisitions, logistics and reconditioning.

Product Gross Profit

Ecommerce product gross profit increased $2.7 million, or 114.3%, from $2.4 million for the three months ended June 30, 2019 to $5.1 million for the three months ended June 30, 2020. The increase in ecommerce product gross profit was primarily attributable to the 2,857 increase in ecommerce units sold which increased product gross profit by $1.8 million and a $143 increase in product gross profit per unit which increased product gross profit by $0.9 million . The increase in product gross profit per unit was primarily attributable to higher attachment rates, improved financing features in our ecommerce platform and our strategic partnerships. The increase was partially offset by the lower average selling price per unit which reduced the fees we earned on our financing products. We expect ecommerce product gross profit will continue to grow in the future driven by increases in ecommerce units sold, new product offerings, initiatives to improve product attachment rates and increases in per unit profit.

TDA

The following table presents our TDA segment results of operations for the periods indicated:

	Three Months Ended June 30,
	2019	2020	Change	% Change
	(in thousands, except unit data and average days to sale)
TDA units sold	2,792	1,110	(1,682)	(60.2)%
TDA revenue:
Vehicle revenue	$81,833	$25,690	$(56,143)	(68.6)%
Product revenue	3,107	628	(2,479)	(79.8)%
Other	473	286	(187)	(39.5)%
Total TDA revenue	$85,413	$26,604	$(58,809)	(68.9)%
TDA gross profit:
Vehicle gross profit	$2,723	$236	$(2,487)	(91.3)%
Product gross profit	3,107	628	(2,479)	(79.8)%
Other gross profit	271	67	(204)	(75.3)%
Total TDA gross profit	$6,101	$931	$(5,170)	(84.7)%
Average vehicle selling price per TDA unit	$29,310	$23,144	$(6,166)	(21.0)%
Gross profit per TDA unit:
Vehicle gross profit per TDA unit	$975	$212	$(763)	(78.2)%
Product gross profit per TDA unit	1,113	566	(547)	(49.2)%
Total gross profit per TDA unit	$2,088	$778	$(1,310)	(62.7)%
TDA average days to sale	45	44	(1)	(2.2)%

TDA units

TDA units sold decreased 1,682, or 60.2%, from 2,792 for the three months ended June 30, 2019 to 1,110 for the three months ended June 30, 2020. Although our physical retail location remained open, consumer demand for vehicles at TDA declined significantly due to government mandated “stay-at-home” orders and other disruptions related to the COVID-19 pandemic. We expect our TDA units sold will continue to be negatively impacted by the COVID-19 crisis, but the ultimate extent and duration of the impact is uncertain at this time.

Vehicle Revenue

TDA vehicle revenue decreased $56.1 million, or 68.6%, from $81.8 million for the three months ended June 30, 2019 to $25.7 million for the three months ended June 30, 2020. The decrease in TDA vehicle revenue was primarily due to the 1,682 decrease in TDA units sold which decreased TDA vehicle revenue by $49.3 million and a lower average selling price per unit, which decreased from $29,310 for the three months ended June 30, 2019 to $23,114 for the three months ended June 30, 2020 and decreased revenue by  $6.8 million . We expect our TDA vehicle revenue will continue to be negatively impacted by the COVID-19 pandemic, but the ultimate extent and duration of the impact is uncertain at this time.

Product Revenue

TDA product revenue decreased $2.5 million, or 79.8% from $3.1 million for the three months ended June 30, 2019 to $0.6 million for the three months ended June 30, 2020. The decrease in TDA product revenue was primarily attributable to the 1,682 decrease in TDA units sold, which decreased TDA product revenue by $1.9 million and the decrease in product revenue per unit of $547 for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 which decreased revenue by $0.6 million .

Other Revenue

TDA other revenue decreased $0.2 million, or 39.5% from $0.5 million for the three months ended June 30, 2019 to $0.3 million for the three months ended June 30, 2020.

Vehicle Gross Profit

TDA vehicle gross profit decreased $2.5 million, or 91.3%, from $2.7 million for the three months ended June 30, 2019 to $0.2 million for the three months ended June 30, 2020. The decrease was primarily attributable to the 1,682 decrease in TDA units sold, which decreased TDA vehicle gross profit by $1.6 million and a $763 decrease in TDA vehicle gross profit per unit for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, which decreased vehicle gross profit by $0.9 million.  We expect our TDA vehicle gross profit to continue to be negatively impacted by the COVID-19 pandemic and limited consumer demand at TDA, but the ultimate extent and duration of the impact is uncertain at this time.

Product Gross Profit

TDA product gross profit decreased $2.5 million, or 79.8%, from $3.1 million for the three months ended June 30, 2019 to $0.6 million for the three months ended June 30, 2020. The decrease in TDA product gross profit was primarily attributable to the 1,682 decrease in TDA units sold, which decreased TDA product gross profit by $1.9 million and the decrease in product gross profit per unit of $547 for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019, which decreased product gross profit by $0.6 million .

Other gross profit

TDA other gross profit decreased $0.2 million, or 75.3%, from $0.3 million for the three months ended June 30, 2019 to $0.1 million for the three months ended June 30, 2020.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Three Months Ended June 30,
	2019	2020	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	5,396	3,259	(2,137)	(39.6)%
Wholesale revenue	$54,531	$50,921	$(3,610)	(6.6)%
Wholesale gross profit (loss)	$449	$(543)	$(992)	(220.9)%
Average selling price per unit	$10,106	$15,625	$5,519	54.6%
Wholesale gross profit (loss) per unit	$83	$(167)	$(250)	(301.2)%

Units

Wholesale units sold decreased 2,137, or 39.6%, from 5,396 for the three months ended June 30, 2019 to 3,259 for the three months ended June 30, 2020, primarily driven by a reduction in wholesale units purchased from customers as a result of the COVID-19 pandemic.

Revenue

Wholesale revenue decreased $3.6 million, or 6.6%, from $54.5 million for the three months ended June 30, 2019 to $50.9 million for the three months ended June 30, 2020. The decrease was primarily attributable to the 2,137 decrease in wholesale units sold which decreased wholesale revenue by $21.6 million, partially offset by a higher average selling price per wholesale units which increased from $10,106 for the three months ended June 30, 2019 to $15,625 for the three months ended June 30, 2020 and increased wholesale revenue by $18.0 million.  The increase in average selling price per unit was primarily driven by the sale of retail quality vehicles through the wholesale auctions as we initially reduced our inventory levels in order to respond to the decreased consumer demand due to the COVID-19 pandemic.

Gross Profit (Loss)

Wholesale vehicle gross profit decreased $1.0 million, or 220.9% from gross profit of $0.5 million for the three months ended June 30, 2019 to a loss of $0.5 million for the three months ended June 30, 2020.  The decrease was primarily attributable to a $250 decrease in wholesale gross profit per unit for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 which decreased wholesale gross profit by $0.8 million and the 2,137 decrease in wholesale units sold which decreased wholesale gross profit by $0.2 million.

Selling, general and administrative expenses

	Three Months Ended June 30,
	2019	2020	Change	% Change
	(in thousands)
Compensation & benefits	$17,476	$20,618	$3,142	18.0%
Marketing expense	12,736	11,573	(1,163)	(9.1)%
Outbound logistics	2,650	5,470	2,820	106.4%
Occupancy and related costs	2,985	2,267	(718)	(24.1)%
Professional fees	3,227	1,465	(1,762)	(54.6)%
Other	4,618	6,518	1,900	41.1%
Total selling, general & administrative expenses	$43,692	$47,911	$4,219	9.7%

Selling, general and administrative expenses increased $4.2 million, or 9.7%, from $43.7 million for the three months ended June 30, 2019 to $47.9 million for the three months ended June 30, 2020. The increase was primarily due to a $3.4 million increase in stock-based compensation included within compensation and benefits, and a $2.8 million increase in outbound logistics costs attributable to the growth in ecommerce units sold and increases in market rates of logistics providers. These increases were offset by a $1.8 million decrease in professional services due to higher accounting assistance costs incurred in the prior period and a $1.2 million decrease in advertising and marketing costs due to the reduction of marketing spend during our initial response to the COVID-19 pandemic.

Depreciation and amortization

Depreciation and amortization expenses decreased $0.4 million, or 27.8%, from $1.5 million for the three months ended June 30, 2019 to $1.1 million for the three months ended June 30, 2020. The decrease was primarily due to reduced amortization expense as certain intangible assets were fully amortized.

Interest expense

Interest expense decreased $2.1 million, or 61.7%, from $3.4 million for the three months ended June 30, 2019 to $1.3 million for the three months ended June 30, 2020.  The decrease was primarily attributable to the lower outstanding balance of the Vehicle Floorplan Facility due to reduction in vehicles inventory levels as a result of our initial response to the COVID-19 pandemic as well as the repayment of our term loan facility in December 2019.

Interest income

Interest income decreased $0.7 million, or 49.5%, from $1.4 million for the three months ended June 30, 2019 to $0.7 million for the three months ended June 30, 2020.  The decrease in interest income was primarily driven by lower interest earned on cash deposits maintained with Ally Bank as a result of the lower outstanding balance of the Vehicle Floorplan Facility.

Revaluation of preferred stock warrant

The increase in revaluation of preferred stock warrant of $21.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was related to the revaluation of the warrant to purchase Series F preferred stock which was converted to a warrant to purchase common stock upon the IPO and subsequently exercised in June 2020.

Six Months Ended June 30, 2019 and 2020

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Six Months Ended June 30,
	2019	2020	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	7,043	14,643	7,600	107.9%
Ecommerce revenue:
Vehicle revenue	$207,199	$396,065	$188,866	91.2%
Product revenue	3,609	12,675	9,066	251.2%
Total ecommerce revenue	$210,808	$408,740	$197,932	93.9%
Ecommerce gross profit:
Vehicle gross profit	$9,440	$8,811	$(629)	(6.7)%
Product gross profit	3,609	12,675	9,066	251.2%
Total ecommerce gross profit	$13,049	$21,486	$8,437	64.7%
Average vehicle selling price per ecommerce unit	$29,419	$27,048	$(2,371)	(8.1)%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$1,340	$602	$(738)	(55.1)%
Product gross profit per ecommerce unit	512	866	354	69.1%
Total gross profit per ecommerce unit	$1,852	$1,468	$(384)	(20.7)%
Ecommerce average days to sale	64	67	3	4.7%

Ecommerce units

Ecommerce units sold increased 7,600, or 107.9%, from 7,043 for the six months ended June 30, 2019 to 14,643 for the six months ended June 30, 2020, driven by our increased inventory levels, process improvements in our ecommerce platform and our national advertising campaign which has strengthened our national brand awareness as well as greater consumer acceptance of our business model as a result of the COVID-19 pandemic. Average monthly unique visitors to our website increased from 520,074 for the six months ended June 30, 2019 to 973,457 for the six months ended June 30, 2020. We expect ecommerce units sold to continue to grow in the future as we increase our inventory selection and marketing efforts and improve conversion.

Vehicle Revenue

Ecommerce vehicle revenue increased $188.9 million, or 91.2%, from $207.2 million for the six months ended June 30, 2019 to $396.1 million for the six months ended June 30, 2020. The increase in ecommerce vehicle revenue was primarily attributable to the 7,600 increase in ecommerce units sold, which increased revenue by $223.6 million, partially offset by a lower average selling price per unit, which decreased from $29,419 for the six months ended June 30, 2019 to $27,048 for the six months ended June 30, 2020 and decreased revenue by $34.7 million. The decrease in average selling price per unit was driven by our strategic decision to reduce vehicle pricing in order to sell pre-COVID-19 inventory and our focus on acquiring high-demand vehicles. We expect ecommerce vehicle revenue will continue to grow driven by increases in ecommerce units sold.

Product Revenue

Ecommerce product revenue increased $9.1 million, or 251.2%, from $3.6 million for the six months ended June 30, 2019 to $12.7 million for the six months ended June 30, 2020. The increase was attributable to the increase in product revenue per unit of $354, which increased product revenue by $5.2 million, and the 7,600 increase in ecommerce units sold which increased revenue by $3.9 million. Product revenue per unit increased $354 from $512 for the six months ended June 30, 2019 to $866 for the six months ended June 30, 2020, which was primarily due to higher attachment rates, improved financing features in our ecommerce platform and our strategic partnerships. We expect ecommerce product revenue will continue to grow in the future driven by increases in ecommerce units sold, new product offerings, initiatives to improve product attachment rates and increases in per unit profit.

Vehicle Gross Profit

Ecommerce vehicle gross profit decreased $0.6 million, or 6.7%, from $9.4 million for the six months ended June 30, 2019 to $8.8 million for the six months ended June 30, 2020. The decrease was attributable to lower vehicle gross profit per unit, which decreased vehicle gross profit by $10.8 million partially offset by the 7,600 increase in ecommerce units sold which increased vehicle gross profit by $10.2 million. Vehicle gross profit per unit decreased by $738 from $1,340 for the six months ended June 30, 2019 to $602 for the six months ended June 30, 2020, primarily attributable to our strategic decision to reduce vehicle pricing in order to drive vehicle sales in the early stage of the COVID-19 pandemic. In late April 2020, due to the increase in consumer demand and pricing becoming more stable, we started to rebuild our inventory focusing on higher margin vehicles and our gross profit per unit began to approach pre-COVID levels in June 2020.

As we continue to mature our infrastructure, increase the number of VRCs and optimize our network of VRCs, we expect ecommerce vehicle gross profit per unit to increase in the future driven by reduced costs across acquisitions, logistics and reconditioning.

Product Gross Profit

Ecommerce product gross profit increased $9.1 million, or 251.2%, from $3.6 million for the six months ended June 30, 2019 to $12.7 million for the six months ended June 30, 2020. The increase was attributable to higher product gross profit per unit, which increase product gross profit by $5.2 million, and the 7,600 increase in ecommerce units sold which increased product gross profit by $3.9 million during the six months ended June 30, 2020, as compared to June 30, 2019. We expect ecommerce product gross profit will continue to grow in the future driven by increases in ecommerce units sold, new product offerings, initiatives to improve product attachment rates and increases in per unit profit.

TDA

The following table presents our TDA segment results of operations for the periods indicated:

	Six Months Ended June 30,
	2019	2020	Change	% Change
	(in thousands, except unit data and average days to sale)
TDA units sold	6,162	4,145	(2,017)	(32.7)%
TDA revenue:
Vehicle revenue	$171,952	$108,797	$(63,155)	(36.7)%
Product revenue	5,628	4,105	(1,523)	(27.1)%
Other	917	726	(191)	(20.8)%
Total TDA revenue	$178,497	$113,628	$(64,869)	(36.3)%
TDA gross profit:
Vehicle gross profit	$6,125	$2,019	$(4,106)	(67.0)%
Product gross profit	5,628	4,105	(1,523)	(27.1)%
Other gross profit	426	222	(204)	(47.9)%
Total TDA gross profit	$12,179	$6,346	$(5,833)	(47.9)%
Average vehicle selling price per TDA unit	$27,905	$26,248	$(1,657)	(5.9)%
Gross profit per TDA unit:
Vehicle gross profit per TDA unit	$994	$487	$(507)	(51.0)%
Product gross profit per TDA unit	913	990	77	8.4%
Total gross profit per TDA unit	$1,907	$1,477	$(430)	(22.5)%
TDA average days to sale	49	47	(2)	(4.1)%

TDA units

TDA units sold decreased 2,017, or 32.7%, from 6,162 for the six months ended June 30, 2019 to 4,145 for the six months ended June 30, 2020. Although our physical retail location remained open, consumer demand for vehicles at TDA declined significantly due to government mandated “stay-home” orders and other disruptions related to the COVID-19 pandemic. We expect our TDA units sold will continue to be negatively impacted by the COVID-19 pandemic, but the ultimate extent and duration of the impact is uncertain at this time.

Vehicle Revenue

TDA vehicle revenue decreased $63.2 million, or 36.7%, from $172.0 million for the six months ended June 30, 2019 to $108.8 million for the six months ended June 30, 2020. The decrease was driven by the 2,017 decrease in TDA units sold, which decreased vehicle revenue by $56.3 million and the lower average selling price per unit, which decreased from $27,905 for the six months ended June 30, 2019 to $26,248 for the six months ended June 30, 2020 and decreased vehicle revenue by $6.9 million.

Product Revenue

TDA product revenue decreased $1.5 million, or 27.1% from $5.6 million for the six months ended June 30, 2019 to $4.1 million for the six months ended June 30, 2020. The decrease was primarily driven by the 2,017 decrease in TDA units sold in the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Other Revenue

TDA other revenue decreased $0.2 million, or 20.8%, from $0.9 million for the six months ended June 30, 2019 to $0.7 million for the six months ended June 30, 2020.

Vehicle Gross Profit

TDA vehicle gross profit decreased $4.1 million, or 67.0%, from $6.1 million for the six months ended June 30, 2019 to 2.0 million for the six months ended June 30, 2020. The decrease was attributable to a decrease in TDA vehicle gross profit per unit of $507, which decreased vehicle gross profit by $2.1 million and the 2,017 decrease in TDA units sold in the six months ended June 30, 2020 as compared to June 30, 2019, which decreased vehicle gross profit by $2.0 million. We expect our vehicle gross profit to continue to be negatively impacted by the COVID-19 pandemic and limited consumer demand at TDA, but the ultimate extent and duration of the impact is uncertain at this time.

Product Gross Profit

TDA product gross profit decreased $1.5 million, or 27.1%, from $5.6 million for the six months ended June 30, 2019 to $4.1 million for the six months ended June 30, 2020. The decrease was primarily attributable to the 2,017 decrease in TDA units sold during the six months ended June 30, 2020 as compared to June 30, 2019. Product gross profit per unit slightly increased from $913 for the six months ended June 30, 2019 to $990 for the six months ended June 30, 2020.

Other gross profit

TDA other gross profit decreased $0.2 million, or 47.9%, from $0.4 million for the six months ended June 30, 2019 to $0.2 million for the six months ended June 30, 2020.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Six Months Ended June 30,
	2019	2020	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	10,626	7,944	(2,682)	(25.2)%
Wholesale revenue	$106,651	$106,497	$(154)	(0.1)%
Wholesale gross profit (loss)	$629	$(1,838)	$(2,467)	(392.2)%
Average selling price per unit	$10,037	$13,406	$3,369	33.6%
Wholesale gross profit (loss) per unit	$59	$(231)	$(290)	(491.5)%

Units

Wholesale units sold decreased 2,682, or 25.2%, from 10,626 for the six months ended June 30, 2019 to 7,944 for the six months ended June 30, 2020, primarily driven by a decrease in the number of trade-in vehicles as a result of the decrease in number of TDA units sold for the six months ended June 30, 2020 as compared to June 30, 2019.

Revenue

Wholesale revenue remained relatively flat for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease in wholesale revenue was attributable to the 2,682 decrease in wholesale units sold which decreased wholesale revenue by $26.9 million, offset by a higher average selling price per unit which increased from $10,037 million for the six months ended June 30, 2019 to $13,406 for the six months ended June 30, 2020 and increased revenue by 26.7 million. The increase in average selling price per unit was primarily driven by the sale of retail quality vehicles through the wholesale auctions as we initially reduced our inventory levels in order to respond to decreased consumer demand due to the COVID-19 pandemic.

Gross Profit (Loss)

Wholesale vehicle gross profit decreased $2.4 million, or 392.2%, from gross profit of $0.6 million for the six months ended June 30, 2019 to a loss of $1.8 million for the six months ended June 30, 2020. The decrease was primarily attributable to a $290 decrease in wholesale gross profit per unit for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Selling, general and administrative expenses

	Six Months Ended June 30,
	2019	2020	Change	% Change
	(in thousands)
Compensation & benefits	$32,968	$40,940	$7,972	24.2%
Marketing expense	19,836	29,488	9,652	48.7%
Outbound logistics	4,944	11,261	6,317	127.8%
Occupancy and related costs	5,271	4,964	(307)	(5.8)%
Professional fees	5,880	3,924	(1,956)	(33.3)%
Other	11,376	15,714	4,338	38.1%
Total selling, general & administrative expenses	$80,275	$106,291	$26,016	32.4%

Selling, general and administrative expenses increased $26.0 million, or 32.4%, from $80.3 million for the six months ended June 30, 2019 to $106.3 million for the six months ended June 30, 2020. The increase was primarily due to a $9.7 million increase in advertising and marketing efforts as we expanded our national broad-reach advertising, an $8.0 million increase in compensation and benefits partially due to an increase in employee headcount throughout the organization as our business scales as well as a $3.4 million increase in stock-based compensation included within compensation and benefits, and a $6.3 million increase in outbound logistics costs attributable to the growth in our ecommerce business.

Depreciation and amortization

Depreciation and amortization expenses decreased $1.0 million, or 32.5%, from $3.0 million for the six months ended June 30, 2019 to $2.0 million for the six months ended June 30, 2020. The decrease was primarily due to reduced amortization expense as certain intangible assets were fully amortized.

Interest expense

Interest expense decreased $2.0 million, or 32.5%, from $6.1 million for the six months ended June 30, 2019 to $4.1 million for the six months ended June 30, 2020. The decrease was primarily attributable to the repayment of our term loan facility in December 2019 as well as the lower outstanding balance of the Vehicle Floorplan Facility due to the reduction in vehicle inventory levels as a result of our initial response to the COVID-19 pandemic.

Interest Income

Interest income decreased $0.6 million, or 18.2%, from $3.3 million for the six months ended June 30, 2019 to $2.7 million for the six months ended June 30, 2020. The decrease in interest income was primarily driven by lower interest earned on cash deposits maintained with Ally Bank as the results of the lower outstanding balance of the Vehicle Floorplan Facility.

Revaluation of preferred stock warrant

The increase in revaluation of preferred stock warrant of $20.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was related to the revaluation of the warrant to purchase Series F preferred stock which was converted to the warrant to purchase common stock upon the IPO and subsequently exercised in June 2020.

Liquidity and Capital Resources

Our operations historically have been financed primarily from the sale of redeemable convertible preferred stock and borrowings under our Vehicle Floorplan Facility. On June 11, 2020, we completed our IPO in which we sold 24,437,500 shares of our common stock, which included 3,187,500 shares sold pursuant to the exercise by the underwriters of an option to purchase additional shares, for proceeds of $504.0 million, net of the underwriting discount and before deducting offering expenses of $7.5 million. As of June 30, 2020, we had cash and cash equivalents of $651.0 million.

For the six months ended June 30, 2020, we had positive cash flow from operations of approximately $4 thousand. We generated a net loss of approximately $63.2 million and $104.3 million for the three and six months ended June 30, 2020, respectively. We have not been profitable since our inception in 2012 and had an accumulated deficit of approximately $679.4 million as of June 30, 2020. We expect to incur additional losses in the future.

Pursuant to a stock purchase agreement between us and certain accredited investors, (i) in November and December 2019 we sold an aggregate of 8,371,664 shares of Series H Preferred Stock at a purchase price of $27.19 per share, for aggregate proceeds of $227.7 million and (ii) in January 2020, we sold an aggregate of 982,383 shares of Series H Preferred Stock in exchange for gross proceeds of $26.7 million, in each case without giving effect to the Stock Split.

We historically have funded vehicle inventory purchases primarily through our Vehicle Floorplan Facility and, as of June 30, 2020, we had approximately $90.2 million available under such facility to fund future vehicle inventory purchases. In March 2020, we entered into a new vehicle floorplan facility (the “2020 Vehicle Floorplan Facility”) with Ally Bank and Ally Financial, that provides a committed credit line of up to $450.0 million. The commitment on the new facility expires in March 2021. We believe that, upon expiration, we will be able to renew this facility or obtain alternative sources of financing on terms that are acceptable to us, as well as leverage our cash on hand to continue to fund our vehicle purchases. However, there can be no assurance we will be able to do so.

Our cash flows from operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. We anticipate that our existing cash and cash equivalents and the vehicle floorplan facility will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months from the filing of this Form 10-Q. Our future capital requirements will depend on many factors, including our rate of revenue growth, our efforts to reduce costs per unit, the expansion of our inventory and sales and marketing activities, investment in our reconditioning and logistics operations, and enhancements to our ecommerce platform. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations and financial condition could be adversely affected.

Vehicle Financing

We entered into a vehicle floorplan facility in April 2016, as subsequently amended, with Ally Bank and Ally Financial, which we refer to as our 2016 Vehicle Floorplan Facility. As of December 31, 2019, the Vehicle Floorplan Facility consisted of a revolving line of credit with a borrowing capacity of up to $220.0 million that could be used to finance our vehicle inventory.

In March 2020, we entered into the 2020 Vehicle Floorplan Facility, which replaces the 2016 Vehicle Floorplan Facility. The 2020 Vehicle Floorplan Facility provides a committed credit line of up to $450.0 million which expires in March 2021.

The amount of credit available to us under the 2020 Vehicle Floorplan Facility is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by us within the three immediately preceding months. Approximately $90.2 million was available under this facility as of June 30, 2020. We may elect to increase our monthly credit line availability by an additional $25.0 million during any three months of each year. Outstanding borrowings are due as the vehicles financed are sold, or in any event, on the maturity date. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the 1-Month LIBOR rate applicable in the immediately preceding month plus a spread of 425 basis points. Under the 2020 Vehicle Floorplan Facility, we are subject to financial covenants that require us to maintain a certain level of equity in the vehicles that are financed, to maintain at least 10% of the outstanding borrowings in cash and cash equivalents, to maintain 10% of the monthly credit line availability on deposit with Ally Bank and to maintain a minimum tangible adjusted net worth of $167.0 million, which is defined as shareholder (deficit) equity plus redeemable convertible preferred stock as determined under U.S. GAAP.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2020:

	Six Months Ended June 30,
	2019	2020	Change	% Change
	(in thousands)
Net cash (used in) provided by operating activities	$(127,897)	$4	$127,901	(100.0)%
Net cash used in investing activities	(794)	(3,128)	(2,334)	294.0%
Net cash provided by financing activities	67,706	456,425	388,719	574.1%
Net (decrease) increase in cash and cash equivalents	(60,985)	453,301	514,286	(843.3)%
Cash and cash equivalents at beginning of period	163,509	219,587	56,078	34.3%
Cash and cash equivalents at end of period	$102,524	$672,888	$570,364	556.3%

Operating Activities

Net cash flows from operating activities changed from net cash used in operating activities of $127.9 million for the six months ended June 30, 2019 to net cash provided by operating activities of $4 thousand for the six months ended June 30, 2020. The increase is primarily attributable to a decrease in working capital requirements, primarily related to lower inventory levels in response to the COVID-19 pandemic, resulting in a decrease in use of cash of $142.5 million. Additionally, this increase was partially offset by $24.8 million in incremental net loss after reconciling adjustments for the six months ended June 30, 2020, as compared with the six months ended June 30, 2019.

Investing Activities

Net cash flows used in investing activities increased $2.3 million, to $3.1 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, primarily as a result of an increase in capitalization of software development costs.

Financing Activities

Net cash flows provided by financing activities increased $388.7 million, or 574.1%, to $456.4 million for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019. The increase was primarily related to $502.3 million of net proceeds received upon completion of the IPO net of cash paid for transaction costs related to the IPO, partially offset by a net decrease in cash of $134.7 million related to lower balances of our Vehicle Floorplan Facility for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Proceeds from and payments for our Vehicle Floorplan Facility changed from a net cash inflow of $71.0 million for the six months ended June 30, 2019 to a net cash outflow of $63.7 million for the six months ended June 30, 2020 primarily due to a decrease in our working capital requirements related to the decreases in our inventory levels in order to respond to the COVID-19 disruptions. Additionally, for the six months ended June 30, 2020, net cash flow provided by financing activities included a $1.1 million payment of issuance costs related to the 2020 Vehicle Floorplan Facility and $1.7 million of payments related to planned IPO costs. These decreases were partially offset by the issuance of $21.7 million of Series H preferred stock, net of issuance costs paid, for the six months ended June 30, 2020.

Contractual Obligations and Commitments

There have been no material changes to our obligations under operating leases as compared to those described in the Prospectus.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing the condensed consolidated financial statements, we make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including, among others, those related to income taxes, the realizability of inventory, stock-based compensation, revenue-related reserves, as well as impairment of goodwill and long-lived assets. We base our estimates on historical experience, market conditions and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in “Note 2—Summary of Significant Accounting Policies” and “Note 3—Revenue Recognition” of the notes to our condensed consolidated financial statements in the section titled “—Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the Prospectus.

Except as described in Note 2 to our condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in the Prospectus.

Recently Issued and Adopted Accounting Pronouncements

See “Note 2—Summary of Significant Accounting Policies—Adoption of New Accounting Standards” in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate risk. We do not have material exposure to commodity risk.

Interest Rate Risk

As of June 30, 2020, we had an outstanding balance under the vehicle floorplan facility of $109.8 million. The vehicle floorplan facility bears interest at a rate equal to the 1-Month LIBOR rate applicable in the immediately preceding month, plus a spread of 425 basis points. A hypothetical 10% change in interest rates during the periods presented would result in a change to interest expense of $0.1 million and $0.4 million for the three and six months ended June 30, 2020, respectively.

Item 4. Controls and Procedures

Limitations on effectiveness of controls and procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weaknesses

Under standards established by the United States Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  In connection with our audit of consolidated financial statements for the year ended December 31, 2018, we identified material weaknesses in our internal control over financial reporting. We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective information technology processes and controls. This material weakness contributed to the following material weaknesses:

•

we did not design and maintain adequate controls over the preparation and review of certain account reconciliations and journal entries. Specifically, we did not design and maintain controls to ensure (i) the appropriate segregation of duties in the preparation and review of account reconciliations and journal entries and (ii) account reconciliations and journal entries were reviewed at the appropriate level of precision.

•

we did not design and maintain effective controls over certain information technology general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain sufficient user and privileged access controls to ensure appropriate segregation of duties and adequate restricted user access to financial applications; program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; or computer operations controls as well as testing and approval controls for program development.

The control deficiencies described above did not result in a misstatement to our annual consolidated financial statements. However, each of the material weaknesses described above, if not remediated, could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute material weaknesses.

We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel and related internal controls. In the year ended December 31, 2019, we undertook measures to address material weaknesses in our internal controls. In particular, we (i) hired additional finance and accounting personnel with expertise in preparation of financial statements and account reconciliations; (ii) further developed and documented our accounting policies; and (iii) hired a director responsible for implementation of information technology general controls. In addition, we will continue to take steps to remediate these material weaknesses, including:

•	continuing to hire, additional qualified accounting, financial reporting and information technology personnel with public company experience;

•	providing additional training for our personnel on internal control over financial reporting;

•	implementing new financial systems and processes;

•	implementing additional review controls and processes and requiring timely account reconciliation and analyses;

•	implementing processes and controls to better identify and manage segregation of duties; and

•	engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described herein, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to routine legal proceedings in the normal course of operating our business. Although the outcome of litigation is inherently difficult to predict, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those described below. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Related to Our Business

The COVID-19 pandemic caused by the novel coronavirus has had and is expected to continue to have an adverse effect on our business, financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, supply chains, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn across many global economies.

The COVID-19 pandemic has rapidly escalated in the United States, creating significant uncertainty and economic disruption, and leading to record levels of unemployment nationally. Numerous state and local jurisdictions have imposed, and others in the future may impose, shelter-in-place orders, quarantines, shut-downs of non-essential businesses, and similar government orders and restrictions on their residents to control the spread of COVID-19. While some such orders or restrictions have been lifted in certain jurisdictions, certain of those orders have been re-instated, new orders have been imposed in other jurisdictions and future orders may be imposed as the COVID-19 pandemic continues. Such orders or restrictions have resulted in temporary facility closures (including certain of our third-party VRCs), work stoppages, slowdowns and travel restrictions, among other effects, thereby adversely impacting our operations. There is significant uncertainty as to how the continued spread of the virus will affect various state and local jurisdictions and, therefore, our operations. In addition, we expect to be impacted by a downturn in the United States economy, which could have an adverse impact on discretionary consumer spending.

In response to the COVID-19 disruptions, we implemented a number of measures designed to protect the health and safety of our workforce, proactively reduce operating costs, conserve liquidity and position Vroom to emerge from the current crisis in a healthy financial position. These measures include restrictions on non-essential business travel, the institution of work-from-home policies wherever feasible and the implementation of strategies for workplace safety at our facilities that remain open. We are following the guidance from public health officials and government agencies, including implementation of enhanced cleaning measures, social distancing guidelines, wearing of masks, eliminating non-essential vendor / guest visitation, and requiring health attestations and temperature checks prior to entering facilities, in each case subject to local health requirements in that location. Seating, signage, and cleaning materials have been added to ensure adherence to best practices for employee health and safety during this pandemic. Where feasible, we operate on a rotating team schedule to reduce exposure and also require. any diagnosed or exposed employees to self-isolate for up to two weeks before returning to work. In addition, effective May 3, 2020, approximately one-third of our workforce was placed on furlough. The majority of employees furloughed were in reconditioning, logistics, acquisitions and TDA sales, which were the positions most affected by the reduction in unit volume. However, since we restarted vehicle acquisitions and increased our Vroom VRC operations, as of June 30, 2020, most of the previously furloughed employees have returned to work, primarily those employed in reconditioning, logistics and acquisitions positions. Additionally, we instituted an across-the-board salary reduction for our non-furloughed salaried employees, with our CEO forgoing 30% of his salary, each member of our senior leadership team taking a 20% salary reduction, and the balance of the employees experiencing reductions of 5-15% based upon salary levels. All salaries were reinstated to pre-COVID-19 levels by July 2020. We also modified our capital allocation plan for the remainder of 2020, including reducing our planned capital expenditures, strategically reducing exposure to inventory and floorplan liabilities and moderating our marketing expenditures.

While our ecommerce platform continues to operate, we experienced a significant reduction in foot traffic in TDA beginning in the second half of March due to the COVID-19 disruptions that caused us to experience an approximate 63.4% decrease in unit sales for the second quarter 2020 as compared to the first quarter of 2020. These conditions continue in the Houston area and as a result we are unsure when TDA will return to normal operations. We will continue to incur costs for our operations, and our revenues during this pandemic are difficult to predict with certainty. As a result of any of the above developments, our business, results of operations, cash flows or financial condition for the full fiscal year of 2020 have been and will be significantly affected by the COVID-19 disruptions and could continue to be adversely impacted in the future. There is no assurance the measures we have taken or may take in the future will be successful in managing the uncertainties caused by COVID-19.

The extent to which COVID-19 ultimately impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of the COVID-19 outbreak and the effectiveness of actions taken to contain the COVID-19 outbreak or treat its impact, among others. Additionally, while the extent to which COVID-19 ultimately impacts the wholesale market will depend on a number of factors, the potential impact of the influx of vehicles from rental car companies could cause downward pressure on the value of used vehicles, which could have an adverse impact on our ability to liquidate our inventory in a timely manner or at all. The COVID-19 outbreak is evolving and new information emerges daily; accordingly, the ultimate consequences of the COVID-19 outbreak cannot be predicted with certainty.

In addition to the COVID-19 disruptions adversely impacting our business and financial results, they may also have the effect of heightening many of the other risks described in “Risk Factors,” including risks relating to changes in consumer demand; our limited operating history; our ability to generate sufficient revenue to generate positive cash flow; the operation of, and concentration of our revenues and gross profit from TDA; our relationships with third party customer experience teams; the operation of our VRCs by us and our third party service providers; the current geographic concentration of reconditioning services and store inventory; our level of indebtedness; our agreement with a single lender to finance our vehicle inventory purchases and the expiration of such agreement; our access to desirable vehicle inventory; regulatory restrictions; and the shift by traditional dealers to online sales and deliveries.

We have a history of losses and we may not achieve or maintain profitability in the future.

We have not been profitable since our inception in 2012 and had an accumulated deficit of approximately $679.4 million as of June 30, 2020. We incurred net losses of $60.5 million for the six months ended June 30, 2019 compared to $104.3 million for the six months ended June 30, 2020, and $85.2 million for the year ended December 31, 2018 compared to $143.0 million for the year ended December 31, 2019. We may incur significant losses in the future for a number of reasons, including our inability to reduce costs, acquire and appropriately price vehicle inventory, attract customers or identify and respond to emerging trends in the used car industry; slowing demand for used vehicles and our related value-added products; weakness in the automotive retail industry generally; general economic conditions; global pandemics; and increasing competition, as well as other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays in achieving profitability.

Additionally, we expect to continue to incur losses as we invest in and strive to grow our business. We expect our operating expenses to increase in the future as we increase our advertising and marketing efforts to build our brand, continue to invest in technology development and expand our operating infrastructure. In addition, as a public company, we now have significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to offset our operating expenses and achieve and maintain profitability. In addition, if we reduce variable costs to respond to losses, this may limit our ability to acquire customers and grow our revenues. Our ecommerce gross profit per unit declined by $386, or 20.8%, from the six months ended June 30, 2019 to the six months ended June 30, 2020 and by $546, or 24.4%, from the year ended December 31, 2018 to December 31, 2019. To reduce our losses, we will need to increase our gross profit per unit by lowering our costs per unit by, among other things, increasing efficiencies in reconditioning and logistics, which we may be unable to do. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

We may not be able to generate sufficient revenue to generate positive cash flow on a sustained basis, and our revenue growth rate may decline.

We cannot assure you that we will generate sufficient revenue to offset the cost of maintaining our platform and maintaining and growing our business. Although our revenue grew from $496.0 million for the six months ended June 30, 2019 to $628.9 million for the six months ended June 30, 2020 and from $855.4 million for the year ended December 31, 2018 to $1.2 billion for the year ended December 31, 2019, our revenue growth rate may decline in the future because of a variety of factors, including our inability to reduce costs, acquire and appropriately price vehicle inventory, attract customers or identify and respond to emerging trends in the used car industry; slowing demand for used vehicles and our related value-added products; weakness in the automotive retail industry generally; general economic conditions; and increasing competition. We cannot assure you that our revenue will continue to grow or will not decline. You should not consider our historical revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses exceed our expectations, our business, financial condition and results of operations will be materially and adversely affected.

Further, going forward we expect to make significant investments to further develop and expand our business, and these investments may not result in increased revenue or growth on a timely basis or at all. For example, we expect to continue to expend substantial financial and other resources on acquiring and retaining customers, development of our technology and data analytics capabilities, adding new features and functionality to our website, mobile application development and expansion of our reconditioning and logistics network. These investments may not result in increased revenue or growth in our business. If we cannot successfully earn revenue at a rate that exceeds the costs associated with our business, we will not be able to generate positive cash flow on a sustained basis and our revenue growth rate may decline. Additionally, we base our expenses and investment plans on our estimates of revenue and gross profit. If our assumptions prove to be wrong, we may spend more than we anticipate or may generate less revenue than anticipated. If we fail to continue to grow our revenue, our business, financial condition and results of operations could be materially and adversely affected.

We have a limited operating history and are still building out our foundational systems.

We commenced operations in 2012 and acquired TDA in 2015 and, as a result, have a limited operating history. Moreover, over the past three years, we brought in a new senior leadership team that has refocused our strategy, accelerated our growth and committed us to pursue a path to profitability. To execute this strategy, we have invested, and continue to invest, in enhancing our foundational systems as we scale our business, including design and expansion of website functionality and features, mobile application development, advancement and deployment of sophisticated data analytics, lean manufacturing technology and logistics network management, and work on all such foundational systems is ongoing. These types of activities subject us to various costs and risks, including increased capital expenditures, additional administration and operating expenses, potential disruption of our internal control structure, acquisition and retention of sufficiently skilled personnel, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our foundational systems. There can be no assurance that we will succeed in successfully developing our capabilities in each of these areas, or that a desirable return on investment will be achieved on the investments made in these areas. A failure to successfully execute on the development of our foundational systems would adversely affect our business, financial condition and results of operations.

Our recent, rapid growth may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.

Our revenue grew from $496.0 million for the six months ended June 30, 2019 to $628.9 million for the six months ended June 30, 2020 and from $855.4 million for the year ended December 31, 2018 to $1.2 billion for the year ended December 31, 2019. We expect that, in the future, even if our revenue continues to increase, our rate of growth may decline. In any event, we will not be able to grow as fast or at all if we do not:

•

increase the number of unique visitors to our website, the number of qualified visitors to our website (i.e. those who have the intent and ability to transact), and the number of customers transacting on or through our platform;

•	further enhance the quality of our vehicle offerings and value-added products, and introduce high quality new offerings and features on our platform;
•	acquire sufficient high-quality inventory at an attractive cost to meet the increasing demand for our vehicles; or
•	further enhance the quality of our logistics operations, including our customer delivery experience.

Our business has grown rapidly as new customers have purchased vehicles and value-added products from us. However, our business is relatively new and has operated at substantial scale for only a limited period of time. Given this limited history, it is difficult to predict whether we will be able to maintain or grow our business. Our historical revenue growth should not be considered indicative of our future performance. We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including difficulties in our ability to achieve market acceptance of our platform and attract customers, as well as increasing competition and increasing expenses as we continue to grow our business. We also expect that our business will evolve in ways that may be difficult to predict. For example, over time our investments that are intended to drive new customer traffic to our website may be less productive than expected. In the event of this or any other adverse developments, our continued success will depend on our ability to successfully adjust our strategy to meet changing market dynamics. If we are unable to do so, our business, financial condition and results of operations could be materially and adversely affected.

Our recent, rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. We have experienced significant growth in the number of customers on our platform as well as the amount of data that we analyze. We have hired and expect to continue hiring additional personnel to support our rapid growth. Our organizational structure is becoming more complex as we add staff, and we will need to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. This will require significant capital expenditures and the allocation of valuable management resources to grow and adapt in these areas without undermining our corporate culture of teamwork. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ experience and/or the quality of the vehicles we sell, our business, financial condition and results of operations could be materially and adversely affected.

Our business is subject to certain risks related to the operation of, and concentration of our revenues and gross profits from, TDA.

For the six months ended June 30, 2019 and 2020, $178.5 million and $113.6 million, respectively, of our revenues were related to sales at TDA, representing approximately 36.0% and 18.1%, respectively, of our total revenue for those periods. In the years ended December 31, 2018 and 2019, $379.7 million and $390.2 million, respectively, of our revenues were related to sales at TDA, representing approximately 44.4% and 32.8% of our total revenues for those years. For the six months ended June 30, 2019 and 2020, TDA gross profit was $12.2 million and $6.3 million, respectively, and in the years ended December 31, 2018 and 2019, TDA gross profit was $35.1 million and $25.4 million, respectively. As a result of COVID-19 related stay-at-home and shelter-in-place orders in the Houston area, we saw a significant decline in foot traffic at TDA that caused us to experience an approximate 63.4% decrease in unit sales for the second quarter of 2020 as compared to the first quarter of 2020. Vehicle sales at TDA also could be adversely affected for a variety of other reasons, including severe weather conditions or other catastrophic events in the Houston area that could damage our facilities and/or our inventory and keep customers from coming onsite, or economic downturns or other factors affecting the Houston area that could lead to reduced demand. Although revenues and gross profit from TDA are expected to decline as a percentage of total revenues over time as we scale our ecommerce business, a material decline in vehicle sales at TDA in the near term would adversely affect our results of operations. In addition, we acquired TDA in 2015, and, in connection with this acquisition, we could continue to be subject to risks and liabilities from the operation of TDA under its prior ownership, and the indemnities that we negotiated as part of the transaction may not adequately protect us.

We have entered into outsourcing arrangements with a third party related to our customer experience team, and any difficulties experienced in these arrangements could result in an interruption of our ability to sell our vehicles and value-added products.

Currently, the substantial majority of inquiries, sales, purchases and financings of our vehicles in our ecommerce business are conducted through a third-party customer experience center located in Detroit, Michigan, and customers who wish to trade in a vehicle currently must interact with our customer experience team in order to complete their transaction. Thus, the customer experience center is fundamental to the success of our business. As a result, the success of our business and our customer experience is partially dependent on a third party over which we have limited control. If the third party’s systems and operations fail or if the third party is otherwise unable to perform its sales function, we would be limited in our ability to complete customer transactions, which would make it more difficult to sell vehicles and value-added products through our platform. In addition, if such third party is unable to perform to our standards or to provide the level of service required or expected by our customers, or we are unable to renegotiate the agreement with the third party on attractive terms or at all, or if we are unable to contract with an alternative third-party provider, our business, financial condition and results of operations may be harmed and we may be forced to pursue alternatives to provide these services, which could result in delays, interruptions, additional expenses and loss of potential and existing customers and related revenues.

We face a variety of risks associated with the operation of our VRCs by us and our third-party service providers, any of which could materially and adversely affect our business, financial condition and results of operations.

We and third-party service providers operate our VRCs. If we are unable to maintain our relationship with our third-party service providers, such service providers cease to provide the services we need, or such service providers are unable to effectively deliver our services to our standards on timelines and at the prices we have negotiated, and we are unable to contract with alternative vendors or replace such service providers with a Vroom VRC (which may require significant time and investment), we could experience delivery delays, a decrease in the quality of our reconditioning services, delays in listing our inventory, additional expenses and loss of potential and existing customers and related revenues, which may materially and adversely affect our business, financial condition and results of operations. These risks are exacerbated by the fact that our current third-party VRCs are primarily operated by one third-party provider.

Moreover, our future growth depends in part on scaling and expanding our reconditioning operations. We are expanding our reconditioning capacity through third-party VRC locations and going forward we expect to continue to invest in additional proprietary reconditioning capacity to provide added scale with reduced lead-time and greater flexibility. If for any reason we are unable to expand our reconditioning operations as planned, this could lead to operational delays and a decrease in planned inventory. Any operational delays or delays in our planned expansion could have a material adverse effect on our business, financial condition and results of operations.

Additionally, we and our third-party vendors are required to obtain approvals, permits and licenses from state regulators and local municipalities to operate our VRCs. We may face delays in obtaining the requisite approvals, permits, financing and licenses to operate our VRCs or we may not be able to obtain them at all. If we encounter delays in obtaining or cannot obtain the requisite approvals, permits, financing and licenses to operate our VRCs in desirable locations, our business, financial condition and results of operations may be materially and adversely affected.

We rely primarily on third-party carriers to transport our vehicle inventory throughout the United States. Thus, we are subject to business risks and costs associated with such carriers and with the transportation industry, many of which are out of our control.

We rely primarily on third-party carriers to transport vehicles from auctions or individual sellers to VRCs, and then from our VRCs to our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices and lack of reliability of many independent carriers. Our third-party carriers’ failure to successfully manage our logistics and fulfilment process could cause a disruption in our inventory supply chain and decrease our inventory sales velocity, which may materially and adversely affect our business, financial condition and results of operations. In addition, third-party carriers who deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of professionalism and courtesy, which could adversely impact our business, financial condition and results of operations.

We are expanding our proprietary logistics operations, which will further expose us to increased risks related to ownership of infrastructure and the transportation of vehicles.

We are investing in our business to expand our proprietary logistics operations, including expanding our owned vehicle fleet. This expansion will increase our current risks and expose us to new risks, such as local and federal regulations, vehicular crashes, insufficient internal capacity, taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, disruption of our technology systems, equipment supply, equipment quality, and increasing equipment and operational and overhead costs. Our failure to successfully manage the expansion of our logistics operations could cause delays and increase costs in our inbound and outbound shipping, which may adversely affect our operating results and financial condition.

The current geographic concentration where we provide reconditioning services and store inventory creates an exposure to local and regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our business, financial condition and results of operations.

We currently conduct our business through multiple VRCs, including our Vroom VRC located outside Houston, Texas where we hold a substantial amount of our inventory. In addition, a majority of our third-party reconditioning services are conducted through a single provider, with facilities located in California, Florida, Arizona and other states. Any unforeseen events or circumstances that negatively affect these areas, particularly our facilities near Houston, which have experienced flooding and other damage in recent years as a result of severe weather conditions, including hurricanes, could materially and adversely affect our revenues and results of operations. Changes in demographics and population or severe weather conditions and other catastrophic occurrences in areas in which we operate or from which we obtain inventory may materially and adversely affect our results of operations. Such conditions may result in physical damage to our properties, loss of inventory and delays in the delivery of vehicles to our customers.

If we sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.

Our information technology may be subject to cyber-attacks, viruses, malicious software, break-ins, theft, ransomware attacks, computer hacking, phishing, employee error or malfeasance or other security breaches. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Experienced computer programmers and hackers may be able to penetrate our security controls and misappropriate or compromise sensitive personal, proprietary or confidential information, create system disruptions or cause shutdowns. They also may be able to develop and deploy malicious software programs that attack our systems or otherwise exploit any security vulnerabilities. Our systems and the data stored on those systems also may be vulnerable to security incidents or security attacks, acts of vandalism or theft, coordinated attacks by activist entities, misplaced or lost data, human errors, or other similar events that could negatively affect our systems and the data stored on or transmitted by those systems, including the data of our customers or business partners. Further, third parties, such as hosted solution providers, that provide services to us, also could be a source of security risks in the event of a failure of their own security systems and infrastructure. Our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with third-party services, including cloud services, and/or failures by such third parties, which may be out of our control.

The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential suppliers or players. As threats related to cyber-attacks develop and grow, we may also find it necessary to make further investments to protect our data and infrastructure, which may impact our results of operations. Although we have insurance coverage for losses associated with cyber-attacks, as with all insurance policies, there are coverage exclusions and limitations, and our coverage may not be sufficient to cover all possible claims, and we may still suffer losses that could have a material adverse effect on our business (including reputational damage). We could also be negatively impacted by existing and proposed U.S. laws and regulations, and government policies and practices related to cybersecurity, data privacy, data localization and data protection. In the event that we or our service providers are unable to prevent, detect, and remediate the foregoing security threats and vulnerabilities in a timely manner, our operations could be disrupted or we could incur financial, legal or reputational losses arising from misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in our information systems and networks, including personal information of our employees and our customers. In addition, outside parties may attempt to fraudulently induce our employees or employees of our vendors to disclose sensitive information in order to gain access to our data. The number and complexity of these threats continue to increase over time. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls, and processes require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of these events occurring cannot be eliminated entirely.

We rely on third-party service providers to provide financing, as well as value-added products to our customers, and we cannot control the quality or fulfillment of these products.

We rely on third-party lenders to finance our customers’ vehicle purchases. We also offer value-added products to our customers through third-party service providers, including extended warranty contracts, GAP protection and wheel and tire coverage. Because we utilize third-party service providers, we cannot control all of the factors that might affect the quality and fulfillment of these services and products, including (i) lack of day-to-day control over the activities of third-party service providers, (ii) that such service providers may not fulfill their obligations to us or our customers or may otherwise fail to meet expectations and (iii) that such service providers may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us for reasons outside of our control. Such providers also are subject to state and federal regulations and any failure by such third-party service providers to comply with applicable legal requirements could cause us financial or reputational harm.

Our revenues and results of operations are partially dependent on the actions of these third parties. If one or more of these third-party service providers cease to provide these services or products to our customers, tighten their credit standards or otherwise provide services to fewer customers or are no longer able to provide them on competitive terms, it could have a material adverse effect on our business, revenues and results of operations. If we were unable to replace the current third-party providers upon the occurrence of one or more of the foregoing events, it could also have a material adverse effect on our business, revenues and results of operations. In addition, disagreements with such third-party service providers could require or result in costly and time-consuming litigation or arbitration.

Moreover, we receive fees from these third-party service providers in connection with finance, service and protection products purchased by our customers. A portion of the fees we receive on such products is subject to chargebacks in the event of early termination, default or prepayment of the contracts by end-customers, which could adversely affect our business, revenues and results of operations.

If the quality of our customer experience, our reputation or our brand were negatively affected, our business, sales and results of operations could be materially and adversely affected.

Our business model is primarily based on our ability to enable consumers to buy and sell used vehicles through our ecommerce platform in a seamless, transparent and hassle-free transaction. If consumers fail to perceive us as a trusted brand with a strong reputation and high standards, or if an event occurs that damages our reputation, it could adversely affect customer demand and have a material adverse effect on our business, revenues and results of operations. Even the perception of a decrease in the quality of our customer experience or brand could impact results. Our high rate of growth makes maintaining the quality of our customer experience more difficult.

Complaints or negative publicity about our business practices, marketing and advertising campaigns, vehicle quality, customer service, delivery experience, compliance with applicable laws and regulations, data privacy and security or other aspects of our business, especially on blogs and social media websites, could diminish consumer confidence in our platform and adversely affect our brand, irrespective of their validity. The growing use of social media increases the speed with which information and opinions can be shared and thus the speed with which our reputation can be damaged. If we fail to correct or mitigate misinformation or negative information about us, our platform, our vehicle inventory, our customer experience, our brand or any aspect of our business, including information spread through social media or traditional media channels, it could materially and adversely affect our business, financial condition and results of operations.

Our business is sensitive to changes in the prices of new and used vehicles.

Any significant changes in retail prices for new or used vehicles could have a material adverse effect on our business, financial condition and results of operations. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to our customers than buying a used vehicle, which could have a material adverse effect on our business, financial condition and results of operations and could result in reduced vehicle sales and lower revenue. Additionally, manufacturer incentives, including financing, could contribute to narrowing the price gap between new and used vehicles.

Used vehicle prices also may decline due to an increased number of new vehicle lease returns over the next several years. In addition, rental car company bankruptcies may cause a broader disruption in the used vehicle market and adversely impact used vehicle prices. While lower used vehicle prices reduce our cost of acquiring new inventory, lower prices could also lead to reductions in the value of inventory we currently hold, which could have a negative impact on gross profit. Moreover, any significant changes in retail prices due to scarcity or competition for used vehicles could impact our ability to source desirable inventory for our customers, which could have a material adverse effect on our results of operations and could result in fewer used-car sales and lower revenue. Furthermore, any significant changes in wholesale prices for used vehicles could have a negative impact on our results of operations by reducing wholesale margins.

Our business and inventory is dependent on our ability to correctly appraise and price vehicles we buy and sell.

When purchasing a vehicle from us, our customers sometimes trade in their current vehicle and apply the trade-in value towards their purchase. We also acquire vehicles from consumers independent of any purchase of a vehicle from us and purchase vehicles from auctions, rental car companies and dealers. We appraise and price vehicles we buy and sell using data science and proprietary algorithms based on a number of factors, including mechanical soundness, consumer desirability, vehicle history, market prices and relative value as prospective inventory. If we are unable to correctly appraise and price both the vehicles we buy and the vehicles we sell, we may be unable to acquire or sell inventory at attractive prices or to manage inventory effectively, and accordingly our revenue, gross margins and results of operations would be affected, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent upon access to desirable vehicle inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition or other factors, may have a material adverse effect on our business, financial condition and results of operations.

We acquire vehicles for sale from auctions, consumers, rental car companies and dealers. There can be no assurance that the supply of desirable used vehicles will be sufficient to meet our needs. In addition, we purchase a significant amount of our inventory from one third-party auction source, which accounted for approximately 37% of our inventory sourcing for the first half of 2020 and 20% of our inventory sourcing in 2019. If this third party is unable to fulfill our inventory needs or if we are unable to source desirable used vehicles from alternative third-party providers, we may lack sufficient inventory and, as a result, may lose potential and existing customers and related revenues. Moreover, we sell consumer-sourced vehicles that do not meet our retail standards to auctions, which may result in lower revenues and also could lead to reductions in our available inventory.

Additionally, we appraise thousands of consumer vehicles daily and evaluate potential purchases based on mechanical soundness, consumer desirability and relative value in relation to retail inventory or wholesale disposition. If we fail to adjust appraisal offers to stay in line with broader market trade-in offer trends or fail to recognize those trends, it could adversely affect our ability to acquire inventory. Our ability to source vehicles through our appraisal process also could be affected by competition, both from new and used vehicle dealers directly and through third-party websites driving appraisal traffic to those dealers. In addition, we remain dependent on third parties to sell us used vehicles, and there can be no assurance of an adequate supply of desirable vehicles on terms that are attractive to us. A reduction in the availability of or access to sources of inventory for any reason could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have a material adverse effect on our business, financial condition and results of operations.

Sourcing of our used vehicle inventory is based in large part on projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of used vehicle inventory. An over-supply of used vehicle inventory will generally cause downward pressure on our vehicle sales prices and margins and decrease inventory sales velocity. Vehicles depreciate rapidly, so a failure to expeditiously sell our inventory or to efficiently recondition and deliver vehicles to customers could hurt our gross profit per unit and materially and adversely affect our business, financial condition and results of operations. Historically, the rate at which customers return vehicles has been relatively low. In the six months ended June 30, 2019 and June 30, 2020, we had approximately 4.3% and 5.4%, respectively, in total vehicle returns and approximately 3.3% and 4.4%, respectively, in vehicle returns net of vehicle swaps. However, there is no assurance these rates will remain similar to our historical levels. If we have higher than expected return rates, such inventory would continue to depreciate in value and our revenue, business, financial condition and results of operations could be materially and adversely affected.

Used vehicle inventory has typically represented a significant portion of our total assets. Having such a large portion of our total assets in the form of used vehicle inventory for an extended period of time subjects us to write-downs and other risks that affect our results of operations. Accordingly, if we have excess inventory, if we are unable to ship and deliver vehicles efficiently or if our inventory sales velocity decreases, we may be unable to liquidate such inventory at prices that would allow us to meet unit economics targets or to recover our costs, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to expand value-added product offerings and introduce additional products and services may be limited, which could have a material adverse effect on our business, financial condition and results of operations.

Currently, our third-party value-added products consist of finance and protection products, which includes third-party financing of customers’ vehicle purchases, as well as other value-added products, such as extended warranty contracts, GAP protection and wheel and tire coverage. If we introduce new value-added products or expand existing offerings on our platform, such as insurance referral services, music services and vehicle diagnostic and tracking services, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources to familiarize ourselves with such frameworks and the possibility that returns on such investments may not be achieved for several years, if at all. In attempting to establish new offerings, we expect to incur significant expenses and face various other challenges, such as expanding our customer experience team and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these value-added products to customers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams. Any of these risks, if realized, could materially and adversely affect our business, financial condition and results of operations.

Failure to comply with federal, state and local laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, as well as our actual or perceived failure to protect such information could harm our reputation and could adversely affect our business, financial condition and results of operations.

We collect, store, process and use personal information and other customer data, and we rely in part on third parties that are not directly under our control, including our third-party customer experience team, to manage certain of these operations. For example, we rely on encryption, storage and processing technology developed by third parties to securely transmit, operate on and store such information. Due to the volume and sensitivity of the personal information and data we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. We expend significant resources to protect against security breaches and may need to expend more resources in the event we need to address problems caused by potential breaches. Any failure or perceived failure to maintain the security of personal and other data that is provided to us by customers and vendors could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could adversely affect our business, financial condition and results of operations. Additionally, concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could harm our business, financial condition and results of operations. We have in the past experienced security vulnerabilities, though such vulnerabilities have not had a material impact on our operations. While we have implemented security procedures and virus protection software, intrusion prevention systems, access control and emergency recovery processes to mitigate such risks like these with respect to information systems that are under our control, they are not fail-safe and may be subject to breaches. Further, we cannot ensure that third parties upon whom we rely for various services will maintain sufficient vigilance and controls over their systems. Our inability to use or access those information systems at critical points in time, or unauthorized releases of personal or confidential information, could unfavorably impact the timely and efficient operation of our business, including our results of operations, and our reputation, as well as our relationships with our employees or other individuals whose information may have been affected by such cybersecurity incidents.

There are numerous federal, state and local laws regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data, the scope of which are changing, subject to differing interpretations, and which may be costly to comply with, inconsistent between jurisdictions or conflicting with other rules. We are also subject to specific contractual requirements contained in third-party agreements governing our use and protection of personal information and other data. We generally comply with industry standards and are subject to the terms of our privacy policies and the privacy- and security-related obligations to third parties. We strive to comply with applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Additionally, new regulations could be enacted with which we are not familiar. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other customer data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause customers, vendors and third-party business partners to lose trust in us, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put customers’, vendors’ or receivables-purchasers’ information at risk and could in turn harm our business, financial condition and results of operations.

We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act (the “CCPA”), which went into effect on January 1, 2020. We cannot yet determine the impact of the CCPA or such future laws, regulations and standards may have on our business. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States may increase our compliance costs and legal liability.

A significant data breach or any failure, or perceived failure, by us to comply with any federal, state or local privacy or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other penalties or liabilities or require us to change our operations and/or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident.

We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations. Failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

Our business is and will continue to be subject to extensive U.S. federal, state and local laws and regulations. The advertising, sale, purchase, financing and transportation of used vehicles are regulated by every state in which we operate and by the U.S. federal government. We also are subject to state laws related to titling and registration and wholesale vehicle sales, and our sale of value-added products is subject to state licensing requirements, as well as federal and state consumer protection laws. These laws can vary significantly from state to state. In addition, we are subject to regulations and laws specifically governing the internet and ecommerce and the collection, storage and use of personal information and other customer data. We are also subject to federal and state consumer protection laws, including the Equal Credit Opportunity Act and prohibitions against unfair or deceptive acts or practices. The federal governmental agencies that regulate our business and have the authority to enforce such regulations and laws against us include the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Transportation, the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice and the U.S. Federal Communications Commission. For example, the FTC has jurisdiction to investigate and enforce our compliance with certain consumer protection laws and has brought enforcement actions against auto dealers relating to a broad range of practices, including the sale and financing of value-added or add-on products. Additionally, we are subject to regulation by individual state dealer licensing authorities, state consumer protection agencies and state financial regulatory agencies. We also are subject to audit by such state regulatory authorities.

State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our ecommerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them. We are licensed as a dealer in the State of Texas and all of our vehicle transactions are conducted under our Texas license. We believe that our activities in other states are not subject to their vehicle dealer licensing laws. State regulators in such states could, however, seek to require us to maintain a used vehicle dealer license in order to engage in activities in that state.

Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees or maximum amounts financed. In addition, certain states require that retail installment sellers file a notice of intent or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. We have obtained a motor vehicle sales finance license in Texas, which is the state in which our vehicle sale transactions are conducted under our Texas dealer license. The financial regulatory agency in Pennsylvania determined that we need to obtain an installment seller license in order to enter into retail installment sales with residents of Pennsylvania, and, as a result, we currently do not offer third-party financing to our customers in Pennsylvania. Accordingly, our customers located in Pennsylvania must obtain independent financing to the extent needed to fund any vehicle purchases on our platform.

Any failure to renew or maintain any of the foregoing licenses would materially and adversely affect our business, financial condition and results of operations. Many aspects of our business are subject to regulatory regimes at the state and local level, and we may not have all licenses required to conduct business in every jurisdiction in which we operate. Despite our belief that we are not subject to certain licensing requirements of those state and local jurisdictions, regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those state and local jurisdictions, any of which may inhibit our ability to do business in those state and local jurisdictions, increase our operating expenses and adversely affect our business, financial condition and results of operations.

In addition to these laws and regulations that apply specifically to the sale and financing of used vehicles, our facilities and business operations are subject to laws and regulations relating to environmental protection, occupational health and safety, and other broadly applicable business regulations. We also are subject to laws and regulations involving taxes, tariffs, privacy and data security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, unencumbered internet access to our platform, the design and operation of websites and internet neutrality.

Following our IPO, we are also subject to laws and regulations affecting public companies, including securities laws and exchange listing rules. The violation of any of these laws or regulations could result in administrative, civil or criminal penalties or in a cease-and-desist order against our business operations, any of which could damage our reputation and have a material adverse effect on our business, financial condition and results of operations. We have incurred and will continue to incur capital and operating expenses and other costs to comply with these laws and regulations.

The foregoing description of laws and regulations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to evolving interpretations and continuous change.

We may require additional debt and equity capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, financial condition and results of operations may be materially and adversely affected.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, build and maintain our inventory of used vehicles, develop new products or services or further improve existing products and services, enhance our operating infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Moreover, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially and adversely affected.

If we fail to comply with the Telephone Consumer Protection Act, we may face significant damages, which could harm our business, financial condition and results of operations.

We utilize telephone calls as a means of responding to and marketing to customers interested in purchasing, trading in and/or selling vehicles and value-added products, and intend to implement the use of texting as a means of communication with our customers. We generate leads from our website and online advertising by prompting potential customers to provide their phone numbers so that we can contact them in response to their interest in selling a vehicle, purchasing a vehicle, trading in a vehicle or obtaining financing terms. We currently engage a third-party customer experience center to facilitate substantially all telephone inquiries, sales, purchases and financings of our vehicles through our platform.

The Telephone Consumer Protection Act (the “TCPA”), as interpreted and implemented by the Federal Communication Commission (the “FCC”) and U.S. courts, imposes significant restrictions on the use of telephone calls to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Currently, our third-party customer experience center utilizes automated telephone dialing systems to dial phone numbers of potential customers who have requested that we contact them by providing their phone number to us through our website and through third-party aggregation websites. Our telephone marketing activities, such as these, must comply with the TCPA, the Telephone Sales Rule (the “TSR”) and the FCC’s declaratory ruling issued on July 10, 2015 (the “July Declaratory Ruling”). The TCPA prohibits the use of automatic telephone dialing systems for communications with wireless phone numbers without express consent of the consumer, and the TSR established the Do Not Call Registry. Based on a recent decision from the United States Court of Appeals for the District of Columbia, issued on March 16, 2018 (the “ACA Ruling”) much of the July Declaratory Ruling has been vacated. Although it is possible that decisions of other appellate courts could further change the standards of conduct applicable to the use of automated telephone dialing systems, at present obtaining appropriate consent for auto-dialed calls and properly managing revocations of consent comply with the standard of conduct announced in the ACA Ruling. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including class actions. Statutory penalties for TCPA violations range from $500 to $1,500 per violation, which has been interpreted to mean per phone call.

In September 2016, an individual brought a putative class action against us under the TCPA alleging we violated the TCPA by sending him a single text message expressing interest in purchasing a vehicle he listed for sale online. The court granted summary judgment in our favor and, following the plaintiff’s appeal, the parties resolved the lawsuit. While we have implemented processes and procedures to comply with the TCPA, if we or the third parties on which we rely for data fail to adhere to or successfully implement appropriate processes and procedures in response to existing or future regulations, it could result in legal and monetary liability, fines, penalties or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, any changes to the TCPA, its interpretation, or enforcement of it by the government or private parties that further restrict the way we contact and communicate with our potential customers or generate leads could adversely affect our ability to attract customers and could harm our business, financial condition and results of operations.

Government regulation of the internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition and results of operations.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet and ecommerce. Existing and future regulations and laws could impede the growth of the internet, ecommerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, unencumbered internet access to our platform, the design and operation of websites and internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one market segment to another and may conflict with other rules or our practices. For example, federal, state and local regulation regarding privacy, data protection and information security has become more significant, and proposed regulations such as the CCPA may increase our costs of compliance. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, decreased revenues and increased expenses.

We actively use anonymous online data for targeting ads online and if ad networks are compelled by regulatory bodies to limit use of this data, it could materially affect our ability to do effective performance marketing. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation, a loss in business and proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts in defense of these proceedings, distract our management, increase our costs of doing business, decrease the use of our sites by customers and suppliers and result in the imposition of monetary liability. We also may be contractually liable to indemnify and hold harmless third parties from the costs or consequences of non-compliance with any such laws or regulations. Adverse legal or regulatory developments could substantially harm our business, our ability to attract new customers may be adversely affected, and we may not be able to maintain or grow our revenue and expand our business as anticipated.

We are subject to risks related to online payment methods.

We accept payments for deposits on our vehicles through a variety of methods, including credit card and debit card. As we offer new payment options to customers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We are also subject to payment card association operating rules and certification requirements, including the Payment Card Industry Data Security Standard and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. As our business changes, we also may be subject to different rules under existing standards, which may require new assessments that involve costs above what we currently pay for compliance. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from customers or facilitate other types of online payments. If any of these events were to occur, our business, financial condition and results of operations could be materially adversely affected.

We occasionally receive orders placed with fraudulent credit card data, including stolen credit card numbers, or from clients who have closed bank accounts or have insufficient funds in open bank accounts to satisfy payment obligations. We may suffer losses as a result of orders placed with fraudulent credit card data even if the associated financial institution approved payment of the orders. Under current credit card practices, we may be liable for fraudulent credit card transactions. If we are unable to detect or control credit card or other fraud, our liability for these transactions could harm our business, financial condition and results of operations.

If we do not adequately address our customers’ reliance on mobile device technology, our results of operations could be harmed and our growth could be negatively affected.

Vroom.com is a mobile website that consumers can access and utilize from their mobile devices. In addition, we have designed and launched mobile apps (iOS and android) to enhance customers’ mobile experience. In light of consumers’ shift to mobile technology, our future success depends in part on our ability to provide enhanced functionality for customers who use mobile devices to shop for used vehicles and increase the number of transactions with us that are completed by those users. In the year ended December 31, 2018, approximately 62% of unique visitors to our website were attributable to mobile devices and in the year ended December 31, 2019 and six months ended June 30, 2020, this figure grew to approximately 68% and 71%, respectively. The shift to mobile technology by our users may harm our business in the following ways:

•

customers visiting our website from a mobile device may not accept mobile technology as a viable long-term platform to buy or sell a vehicle. This may occur for a number of reasons, including our ability to provide the same level of website functionality to a mobile device that we provide on a desktop computer, the actual or perceived lack of security of information on a mobile device and possible disruptions of service or connectivity;

•

we may be unable to provide sufficient website functionality to mobile device users, which may cause customers using mobile devices to believe that our competitors offer superior products and features;

•	problems may arise in developing applications for alternative devices and platforms and the need to devote significant resources to the creation, support and maintenance of such applications; or
•

regulations related to consumer finance disclosures, including the Truth in Lending Act and the Fair Credit Reporting Act, may be interpreted, in the context of mobile devices, in a manner which could expose us to legal liability in the event we are found to have violated applicable laws.

If we do not develop suitable functionality for users who visit our website using a mobile device, our business, financial condition and results of operations could be harmed.

Our future growth and profitability relies heavily on the effectiveness and efficiency of our marketing and branding efforts, and these efforts may not be successful.

Because we are a consumer brand, we rely heavily on marketing and advertising to increase brand visibility and attract potential customers. Advertising expenditures are and will continue to be a significant component of our operating expenses, and there can be no assurance that we will achieve a meaningful return on investment on such expenditures. We continue to evolve our marketing strategies, adjusting our messages, the amount we spend on advertising and where we spend it, and no assurance can be given that we will be successful in developing effective messages and in achieving efficiency in our marketing and advertising expenditures. As a result, our future growth and profitability will depend in part on:

•	the effectiveness of our national television advertising campaigns;
•	the effectiveness of our performance-based digital marketing efforts;
•	the effectiveness and efficiency of our online advertising and search marketing programs in generating consumer awareness of, and sales on, our platform;
•	our ability to prevent confusion among customers that can result from search engines that allow competitors to use or bid on our trademarks to direct customers to competitors’ websites;
•	our ability to prevent internet publication of false or misleading information regarding our platform or our competitors’ offerings; and
•	the effectiveness of our direct-to-consumer advertising to reduce our dependency on third-party aggregation websites.

We currently advertise through a blend of brand and direct advertising channels with the goal of increasing the strength, recognition and trust in the Vroom brand and driving more unique visitors to our platform. Our marketing strategy includes national television campaigns, which we launched in February 2019, and performance marketing through digital platforms, including both auto-centric lead generation platforms and broader consumer-facing platforms. We also strategically use targeted radio campaigns and billboards and other local advertising in key markets, and we are expanding our national marketing efforts featuring Sell Us Your Car®. As such, a significant component of our marketing spend involves the use of various marketing techniques, including programmatic ad-buying, interest targeting, retargeting and email nurturing. Future growth and profitability will depend in part on the cost and efficiency of our promotional advertising and marketing programs and related expenditures, including our ability to create greater awareness of our platform and brand name, to appropriately plan for future expenditures and to drive the promotion of our platform.

Additionally, our business model relies on our ability to grow rapidly and to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs through increases in customer traffic and incremental sales, if our advertising partners refuse to work with us at competitive rates or at all, or if our broad marketing campaigns are not successful or are terminated, our growth may suffer and our business, financial condition and results of operations could be materially and adversely affected.

We rely on internet search engines, vehicle listing sites and social networking sites to help drive traffic to our website, and if we fail to appear prominently in the search results or fail to drive traffic through paid advertising, our traffic would decline and our business, financial condition and results of operations could be materially and adversely affected.

We depend in part on internet search engines, such as Google, Bing and Yahoo!, vehicle listing sites and social networking sites such as Facebook and Instagram to drive traffic to our website. Our ability to maintain and increase the number of visitors directed to our platform is not entirely within our control. Our competitors may increase their search engine marketing efforts and outbid us for placement on various vehicle listing sites or for search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, if vehicle listing sites refuse to display any or all of our inventory in certain geographic locations, or if our competitors’ efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. Internet search engine providers could provide automotive dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our platform has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. We could reach a point of inventory saturation at third-party aggregation websites whereby we will exceed the maximum allowable inventory that will require us to spend greater than market rates to list our inventory. Any reduction in the number of users directed to our platform through internet search engines, vehicle listings sites or social networking sites could harm our business, financial condition and results of operations.

Our business relies on email and other messaging services, and any restrictions on the sending of emails or messages or an inability to timely deliver such communications could materially and adversely affect our business, financial condition and results of operations.

Our business is dependent upon email and other messaging services for promoting our platform and vehicles available for purchase. Promotions offered through email and other messages sent by us are an important part of our marketing strategy. We provide emails to customers and other visitors informing them of the convenience and value of using our platform, as well as updates on new inventory and price updates on listed inventory, and we believe these emails, coupled with our general marketing efforts, are an important part of our customer experience and help generate revenue. If we are unable to successfully deliver emails or other messages to our subscribers, or if subscribers decline to open our emails or other messages, our revenues could be materially and adversely affected. Any changes in how webmail applications organize and prioritize email may reduce the number of subscribers opening our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (such as primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our subscribers and may reduce the likelihood of that subscriber opening our emails.

In addition, actions by third parties to block, impose restrictions on or charge for the delivery of emails or other messages could also adversely impact our business. From time to time, internet service providers or other third parties may block bulk email transmissions or otherwise experience technical difficulties that result in our inability to successfully deliver email or other messages to third parties. Changes in the laws or regulations that limit our ability to send such communications or impose additional requirements upon us in connection with sending such communications could also materially and adversely affect our business, financial condition and results of operations. Our use of email and other messaging services to send communications about our sites or other matters may also result in legal claims against us, which may cause us to incur increased expenses, and if successful might result in fines and orders with costly reporting and compliance obligations or might limit or prohibit our ability to send emails or other messages. We also rely on social networking messaging services to send communications and to encourage customers to send communications. Changes to the terms of these social networking services to limit promotional communications, any restrictions that would limit our ability or our customers’ ability to send communications through their services, disruptions or downtime experienced by these social networking services or decline in the use of or engagement with social networking services by customers and potential customers could materially and adversely affect our business, financial condition and results of operations.

We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business.

We expect our quarterly results of operations, including our revenue, gross profit and cash flow to vary significantly in the future based in part on, among other things, vehicle-buying patterns. Vehicle sales generally exhibit seasonality with an increase in sales early in the year that reaches its highest point late in the first quarter and early in the second quarter, which then levels off through the rest of the year with the lowest level of sales in the fourth quarter. This seasonality historically corresponds with the timing of income tax refunds, which can provide a primary source of funds for customers’ payments on used vehicle purchases. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year.

Other factors that may cause our quarterly results to fluctuate include, without limitation:

•	our ability to attract new customers;
•	our ability to generate sales of value-added products;
•	changes in the competitive dynamics of our industry;
•	the regulatory environment;
•	expenses associated with unforeseen quality issues;
•	macroeconomic conditions, including the impact of the COVID-19 pandemic;
•	our ability to maintain sufficient inventory of desirable vehicles;
•	seasonality of the automotive industry and third-party aggregation websites on which we rely;
•	changes that impact disposable income, including changes that impact the timing or amount of income tax refunds; and
•	litigation or other claims against us.

In addition, a significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. As a result of these seasonal fluctuations, our results in any quarter may not be indicative of the results we may achieve in any subsequent quarter or for the full year, and period-to-period comparisons of our results of operations may not be meaningful.

We participate in a highly competitive industry, and pressure from existing and new companies may adversely affect our business and results of operations.

Our current and future competitors may include:

•	traditional new and used car dealerships;
•	large, national car dealers, such as CarMax and AutoNation, which are expanding into online sales, including “omni-channel” offerings;
•	used car dealers or marketplaces that currently have existing ecommerce businesses or online platforms, such as Carvana;
•	the peer-to-peer market, utilizing sites such as Facebook, Craigslist.com, eBay Motors and Nextdoor.com; and
•	sales by rental car companies directly to consumers of used vehicles which were previously utilized in rental fleets, such as Hertz Car Sales and Enterprise Car Sales.

Internet and online automotive sites could change their models to directly compete with us, such as Google, Amazon, AutoTrader.com, Edmunds.com, KBB.com, Autobytel.com, TrueCar.com, CarGurus and Cars.com. In addition, automobile manufacturers such as General Motors, Ford and Volkswagen could change their sales models to better compete with our model through technology and infrastructure investments. While such enterprises may change their business models and endeavor to compete with us, the purchase and sale of used vehicles through ecommerce presents unique challenges.

Our competitors also compete in the online market through companies that provide listings, information, lead generation and car buying services designed to reach customers and enable dealers to reach these customers and providers of offline, membership-based car buying services such as the Costco Auto Program.

We also expect that new competitors will continue to enter the traditional and ecommerce automotive retail industry with competing brands, business models and products and services, which could have an adverse effect on our revenue, business and financial results. For example, traditional car dealers could transition their selling efforts to the internet, allowing them to sell vehicles across state lines and compete directly with our online offering and no-negotiating pricing model.

Our current and potential competitors may have significantly greater financial, technical, marketing and other resources than we have, and the ability to devote greater resources to the development, promotion and support of their businesses, platforms, and related products and services. Additionally, they may have more extensive automotive industry relationships, longer operating histories and greater name recognition than we have. As a result, these competitors may be able to respond more quickly to consumer needs with new technologies and to undertake more extensive marketing or promotional campaigns. If we are unable to compete with these companies, the demand for our used vehicles and value-added products could substantially decline.

In addition, if one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. We may not be able to compete successfully against current or future competitors, and competitive pressures may harm our business, financial condition and results of operations. Furthermore, if our competitors develop business models, products or services with similar or superior functionality to our platform, it may adversely affect our business. Additionally, our competitors could use their political influence and increase lobbying efforts to encourage new regulations or interpretations of existing regulations that would prevent us from operating in certain markets.

Changes in the auto industry may threaten our business model if we are unable to adapt.

The market for used vehicles may be impacted by the significant, and likely accelerating, changes to the broader automotive industry, which may render our existing or future business model or our ability to sell vehicles, products and services less competitive, unmarketable or obsolete. For example, technology is currently being developed to produce automated, driverless vehicles that could reduce the demand for, or replace, traditional vehicles, including the used vehicles that we acquire and sell. Additionally, ride-hailing and ride-sharing services are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles we sell, particularly as urbanization increases. Furthermore, new technologies such as autonomous driving software have the potential to change the dynamics of car ownership in the future. If we are unable to or otherwise fail to successfully adapt to such industry changes, our business, financial condition and results of operations could be materially and adversely affected.

Prospective purchasers of vehicles may choose not to shop online, which would prevent us from growing our business.

Our success will depend, in part, on our ability to attract additional customers who have historically purchased vehicles through traditional dealers. The online market for vehicles is significantly less developed than the online market for other goods and services such as books, music, travel and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or offer more incentives than we currently anticipate in order to attract additional consumers to our platform and convert them into purchasing customers. Specific factors that could prevent consumers from purchasing vehicles through our ecommerce platform include:

•	concerns about buying vehicles without face-to-face interaction with sales personnel and the ability to physically test-drive and examine vehicles;
•	preference for a more personal experience when purchasing vehicles;
•	insufficient level of desirable inventory;
•	pricing that does not meet consumer expectations;
•	delayed deliveries;
•	inconvenience with returning or exchanging vehicles purchased online;
•	concerns about the security of online transactions and the privacy of personal information; and
•	usability, functionality and features of our platform.

If the online market for vehicles does not continue to develop and grow, our business will not grow and our business, financial condition and results of operations could be materially and adversely affected.

General business and economic conditions, and risks related to the larger automotive ecosystem, including consumer demand, could reduce our sales and profitability, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is affected by general business and economic conditions. The global economy often experiences periods of instability, and this volatility may result in reduced demand for our vehicles and value-added products, reduced spending on vehicles, inability of customers to obtain credit to finance purchases of vehicles and decreased consumer confidence to make discretionary purchases. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected.

Purchases of new and used vehicles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including rising interest rates, the cost of energy and gasoline, the availability and cost of consumer credit, reductions in consumer confidence and fears of recession, stock market volatility, increased regulation and increased unemployment. Increased environmental regulation has made, and may in the future make, used vehicles more expensive and less desirable for consumers.

In addition, changing trends in consumer tastes, negative business and economic conditions and market volatility may make it difficult for us to accurately forecast vehicle demand trends, which could cause us to increase our inventory carrying costs and could materially and adversely affect our business, financial condition and results of operations.

Our business is sensitive to conditions affecting automotive manufacturers, including manufacturer recalls.

Adverse conditions affecting one or more automotive manufacturers could have a material adverse effect on our business, financial condition and results of operations and could impact our supply of used vehicles. In addition, manufacturer recalls are a common occurrence that have accelerated in frequency and scope in recent years. In the instance of an open recall, we may have to temporarily remove vehicles from inventory and may be unable to liquidate such inventory in a timely manner or at all. Because we do not have manufacturer authorization to complete recall-related repairs, some vehicles we sell may have unrepaired safety recalls. Such recalls, and our lack of authorization to make recall-related repairs or potential unavailability of parts needed to make such repairs, could (i) adversely affect used vehicle sales or valuations, (ii) cause us to temporarily remove vehicles from inventory, (iii) cause us to sell any affected vehicles at a loss, (iv) force us to incur increased costs and (v) expose us to litigation and adverse publicity related to the sale of recalled vehicles, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to the risk of natural disasters, adverse weather events and other catastrophic events, and to interruption by manmade problems such as terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, global pandemics, human errors and similar events. The third-party systems and operations on which we rely are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire or flood, could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Acts of terrorism could also cause disruptions in our businesses, consumer demand or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as if a natural disaster affects locations that store a significant amount of our inventory vehicles. As we rely heavily on our computer and communications systems and the internet to conduct our business and provide high-quality customer service, any disruptions could negatively affect our ability to run our business, which could have an adverse effect on our business, financial condition, and operating results.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. For example, insurance we maintain against liability claims may not continue to be available on terms acceptable to us and such coverage may not be adequate to cover the types of liabilities actually incurred. A successful claim brought against us, if not fully covered by available insurance coverage, could materially and adversely affect our business, financial condition and results of operations.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our results of operations.

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the automotive industry, as well as competitive pressures. Although we have no plans to do so currently, in some circumstances, we may determine to grow our business through the acquisition of complementary businesses and technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

•	diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•	coordination of technology, research and development and sales and marketing functions;
•	transition of the acquired company’s users to our platform;
•	retention of employees from the acquired company;
•	cultural challenges associated with integrating employees from the acquired company into our organization;
•	integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•	the need to implement or improve controls, policies and procedures at a business that, prior to the acquisition, may have lacked effective controls, policies and procedures;
•	potential write-offs of intangibles or other assets acquired in such transactions that may have an adverse effect our results of operations;
•

liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities; and

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities and otherwise harm our business. Future acquisitions also could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, any of which could harm our financial condition. Also, the anticipated benefits of any acquisitions may not materialize. Any of these risks, if realized, could materially and adversely affect our business, financial condition and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain, attract and integrate qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. In addition, the loss of any of our key employees or senior management, including our Chief Executive Officer, Paul J. Hennessy, could materially and adversely affect our ability to execute our business plan and strategy, and we may not be able to find adequate replacements on a timely basis, or at all. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees, our business, financial condition and results of operations could be materially and adversely affected.

We rely on third-party technology and information systems to complete critical business functions. If that technology fails to adequately serve our needs, and we cannot find alternatives, it may negatively impact our business, financial condition and results of operations.

We rely on third-party technology for certain of our critical business functions, including customer identity verification for financing, transportation fleet telemetry, network infrastructure for hosting our website and inventory data, software libraries, development environments and tools, services to allow customers to digitally sign contracts and customer experience center management. Our business is dependent on the integrity, security and efficient operation of these systems and technologies. Our systems and operations or those of our third-party vendors and partners could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. The failure of these systems to perform as designed, the failure to maintain or update these systems as necessary, the vulnerability of these systems to security breaches or attacks or the inability to enhance our information technology capabilities, and our inability to find suitable alternatives could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

Our platform utilizes open-source software, and any defects or security vulnerabilities in the open-source software could negatively affect our business.

Our platform employs open-source software, and we expect to use open-source software in the future. To the extent that our platform depends upon the successful operation of open-source software, any undetected errors or defects in this open-source software could prevent the deployment or impair the functionality of our platform, delay the introduction of new solutions, result in a failure of our platform and injure our reputation. For example, undetected errors or defects in open-source software could render it vulnerable to breaches or security attacks, and, in conjunction, make our systems more vulnerable to data breaches.

In addition, the terms of various open-source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. Some open-source licenses might require us to make our source code available at no cost or require us to make our source code publicly available for modifications or derivative works if our source code is based upon, incorporates, or was created using the open-source software to license such source code under the terms of the particular open-source license. While we try to insulate our proprietary code from the effects of such open-source license provisions, we cannot guarantee we will be successful. In addition to risks related to open-source license requirements, usage of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open-source software cannot be eliminated and could materially and adversely affect our business, financial condition and results of operations.

Failure to adequately protect our intellectual property, technology and confidential information could harm our business, financial condition and results of operations.

The protection of intellectual property, technology and confidential information is crucial to the success of our business. We rely on a combination of trademark, trade secret and copyright law, as well as contractual restrictions, to protect our intellectual property (including our brand, technology and confidential information). While it is our policy to protect and defend our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property will be adequate to prevent infringement, misappropriation, dilution or other violations of our intellectual property rights. We also cannot guarantee that others will not independently develop technology that has the same or similar functionality as our technology. Unauthorized parties may also attempt to copy or obtain and use our technology to develop competing solutions, and policing unauthorized use of our technology and intellectual property rights may be difficult and may not be effective. Furthermore, we may face claims of infringement of third-party intellectual property that could interfere with our ability to market, promote and sell our brands, products and services. Any litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights could be costly, divert attention of management and may not ultimately be resolved in our favor. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property and may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations.

As part of our efforts to protect our intellectual property, technology and confidential information, we require certain of our employees and consultants to enter into confidentiality and assignment of inventions agreements, and we also require certain third parties to enter into nondisclosure agreements. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by our employees and consultants. In addition, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and may not provide an adequate remedy in the event of unauthorized use or disclosure of our confidential information, intellectual property or technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology.

We are currently the registrant of the vroom.com and texasdirectauto.com internet domain names and various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain domain names that are important for our business.

In addition, we have certain trademarks that are important to our business, such as the Vroom® and Sell Us Your Car® trademarks. If we fail to adequately protect or enforce our rights under these trademarks, we may lose the ability to use those trademarks or to prevent others from using them, which could adversely harm our reputation and our business, financial condition and results of operations. While we are actively seeking, and have secured registration of several of our trademarks in the U.S. and other jurisdictions, it is possible that others may assert senior rights to similar trademarks, in the U.S. and internationally, and seek to prevent our use and registration of our trademarks in certain jurisdictions. Our pending trademark or service mark applications may not result in such marks being registered.

While software can be protected under copyright law, we have chosen not to register any copyrights in these works, and instead, primarily rely on trade secret law to protect our proprietary software. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited. Our trade secrets, know-how and other proprietary materials may be revealed to the public or our competitors or independently developed by our competitors and no longer provide protection for the related intellectual property. Furthermore, our trade secrets, know-how and other proprietary materials may be revealed to the public or our competitors or independently developed by our competitors and no longer provide protection for the related intellectual property.

We may be subject to claims asserting that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the creation or development of intellectual property on our behalf to execute agreements assigning such intellectual property to us, we may be unsuccessful in having all such employees and contractors execute such an agreement. The assignment of intellectual property may not be self-executing or the assignment agreement may be breached, and we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property.

A significant disruption in service on our platform could damage our reputation and result in a loss of customers, which could harm our brand or our business, financial condition and results of operations.

Our brand, reputation and ability to attract customers depend on the reliable performance of our platform and the supporting systems, technology and infrastructure. We may experience significant interruptions to our systems in the future. Interruptions in these systems, whether due to system failures, programming or configuration errors, computer viruses or physical or electronic break-ins, could affect the availability of our inventory on our platform and prevent or inhibit the ability of customers to access our platform. Problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.

Our data center is located at a facility in Houston, Texas, which connects all of our offices and our Vroom VRC. Our data center is vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, earthquakes and similar events. The occurrence of any of these events could render communications between Vroom offices inoperable and impact our ability to list and sell vehicles through our platform.

Problems faced by our third-party web-hosting providers, including AWS and Google Cloud, could inhibit the functionality of our platform. For example, our third-party web-hosting providers could close their facilities without adequate notice or suffer interruptions in service caused by cyber-attacks, natural disasters or other phenomena. Disruption of their services could cause our website to be inoperable and could have a material adverse effect on our business, financial condition and results of operations. Any financial difficulties, up to and including bankruptcy, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. In addition, if our third-party web-hosting providers are unable to keep up with our growing capacity needs, our business, financial condition and results of operations could be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our platform could interrupt our customers’ access to our inventory and our access to data that drives our inventory purchase operations, which could harm our reputation or our business, financial condition and results of operations.

We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition and results of operations. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. See “Item 1. Legal Proceedings” elsewhere in Part II of this Quarterly Report on Form 10-Q.

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of December 31, 2019 we had U.S. federal net operating loss (“NOL”) carryforwards of $312.8 million, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Some of our U.S. federal NOL carryforwards will begin to expire in 2034, with the remaining losses having no expiration. As of December 31, 2019, we maintain a full valuation allowance of $75.0 million for our net deferred tax assets.

An “ownership change” (generally defined as greater than 50-percentage-point cumulative changes in the equity ownership of certain stockholders over a rolling three-year period) under Section 382 of the Code may limit our ability to utilize fully our pre-change NOL carryforwards to reduce our taxable income in periods following the ownership change. In general, an ownership change would limit our ability to utilize U.S. federal NOL carryforwards to an amount equal to the aggregate value of our equity at the time of the ownership change multiplied by a specified tax-exempt interest rate, subject to increase by certain built-in gains. Similar provisions of state tax law may also apply to our state NOL carryforwards. We believe we have undergone an ownership change for purposes of Section 382 of the Code in each of 2013, 2014 and 2015, which substantially limits our ability to use U.S. federal NOL carryforwards generated prior to each such ownership change. In addition, future changes in our stock ownership, some of which may be beyond our control, could result in additional ownership changes under Section 382 of the Code.

We may need to recognize impairment charges related to goodwill, identified intangible assets and fixed assets.

We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and other long-lived assets. If, as a result of a general economic slowdown or deterioration in one or more of the markets in which we operate or in our financial performance or future outlook, or if the estimated fair value of our long-lived assets decreases, we may determine that one or more of our long-lived assets is impaired. An impairment charge would be determined based on the estimated fair value of the assets and any such impairment charge could have a material adverse effect on our business, financial condition and results of operations.

Tax matters could impact our results of operations and financial condition.

We are subject to U.S. federal income tax, as well as income tax in certain states. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, changes in tax laws, regulations, accounting principles or interpretations thereof, which could materially and adversely impact our cash flows and our business, financial condition and results of operations in future periods. Increases in our effective tax rate could also materially affect our net results. The Tax Cuts and Jobs Act (the “TCJA”), which was enacted in 2017, significantly reformed the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitations on the deduction for NOL carryforwards and the elimination of NOL carrybacks, in each case, for losses generated after December 31, 2017 (though any such NOLs may be carried forward indefinitely), and limitations on deductions for interest expense. The consolidated financial statements contained herein reflect the effects of the TCJA based on current guidance. However, there remain uncertainties and ambiguities in the application of certain provisions of the TCJA, and, as a result, we made certain judgments and assumptions in the interpretation thereof. The U.S. Treasury Department and the Internal Revenue Service (the “IRS”), may issue further guidance on how the provisions of the TCJA will be applied or otherwise administered that differs from our current interpretation. In addition, the TCJA could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation on us. Further, we are subject to the examination of our income and other tax returns by the IRS and state and local tax authorities, which could have an impact on our business, financial condition and results of operations.

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfil our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

As of June 30, 2020, we had outstanding $109.8 million aggregate principal amount of borrowings under our 2020 Vehicle Floorplan Facility (as defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Vehicle Financing”). Our interest expense was $1.3 million and $4.1 million for the three and six months ended June 30, 2020, respectively.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis or failure to comply with certain restrictions in our debt instruments would result in a default under our debt instruments. In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments to be due and payable. Furthermore, our 2020 Vehicle Floorplan Facility, which replaced our prior Vehicle Floorplan Facility, restricts our ability to dispose of assets and/or use the proceeds from the disposition. We may not be able to consummate any such dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

In addition, our indebtedness under our 2020 Vehicle Floorplan Facility bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our cash flows or business, financial condition and results of operations. We may attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps.

We currently rely on an agreement with a single lender to finance our vehicle inventory purchases under our 2020 Vehicle Floorplan Facility. If our relationship with this lender were to terminate, and we fail to acquire alternative sources of funding to finance our vehicle inventory purchases, we may be unable to maintain sufficient inventory, which would adversely affect our business, financial condition and results of operations.

We rely on a revolving credit agreement with a single lender to finance our vehicle inventory purchases under our 2020 Vehicle Floorplan Facility. Outstanding borrowings are due as financed vehicles are sold, and the 2020 Vehicle Floorplan Facility is secured by our vehicle inventory and certain other assets. If we are unable to maintain our 2020 Vehicle Floorplan Facility, which expires in March 2021 absent renewal, on favorable terms or at all, or if the agreement is terminated or expires and is not renewed with our existing third-party lender or we are unable to find a satisfactory replacement, our inventory supply may decline, resulting in fewer vehicles available for sale on our website. Moreover, new funding arrangements may be at higher interest rates or subject to other less favorable terms. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Vehicle Financing.”

Risks Related to Ownership of Our Common Stock

Our common stock price may be volatile and the value of our common stock may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price which you paid for them.

It is possible that an active trading market for shares of our common stock will not be sustained, which could make it difficult for you to sell your shares of common stock at an attractive price or at all.

Many factors, some of which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described elsewhere in this “Risk Factors” section and this Quarterly Report on Form 10-Q, as well as the following:

•	our operating and financial performance and prospects;
•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•

conditions that impact demand for our offerings and platform, including demand in the automotive industry generally and the performance of the third parties through whom we conduct significant parts of our business;

•	future announcements concerning our business or our competitors’ businesses;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	the market’s reaction to our reduced disclosure and other requirements as a result of being treated as an “emerging growth company” under the JOBS Act;
•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in laws or regulations which adversely affect our industry or us;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in senior management or key personnel;
•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•	changes in our dividend policy;
•	adverse resolution of new or pending litigation or other claims against us; and
•

changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, global pandemics, acts of war and responses to such events.

As a result, volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price which they paid for them. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment. Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their securities have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention.

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our board of directors may deem relevant. Any such decision also will be subject to compliance with contractual restrictions and covenants in the agreements governing our current indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends could also adversely affect the market price of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock.

The issuance by us of additional shares of common stock or convertible securities may dilute your ownership of us and could adversely affect our stock price.

We may issue additional capital stock in the future that will result in dilution to all other stockholders. We also expect to grant equity awards to employees, directors and consultants under our equity incentive plans.  From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Many of our stockholders who held our capital stock prior to the completion of our IPO have substantial unrecognized gains on the value of the equity they hold based upon the price at which shares were sold in our IPO, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock.

Our executive officers, directors and the holders of substantially all of our outstanding stock who held our common stock prior to the completion of our IPO are subject to lock-up agreements that, subject to certain customary exceptions, restrict the sale of the shares of our common stock and certain other securities held by them during the period ending on, and including, the 180th day following the date of our IPO. Goldman Sachs & Co. LLC may, in their sole discretion and at any time without notice, release all or any portion of the shares or securities subject to any such lock-up agreements. If not earlier released, such shares will become eligible for sale upon expiration of the 180-day lockup period, subject to the requirements of Rule 144 under the Securities Act.

As restrictions on resale end, the market price of our shares of common stock could drop significantly if the holders of such restricted shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of common stock or other securities.

In addition, as of June 30, 2020, there were 3,093,498 shares of common stock issuable upon the exercise of options outstanding. In connection with our IPO, we registered shares of our common stock issued or reserved for issuance under our 2020 Incentive Award Plan and Second Amended and Restated 2014 Equity Incentive Plan. Subject to the satisfaction of vesting conditions and the expiration of lockup agreements, shares registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction.

Further, certain holders of approximately 85,533,394 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file on our behalf or for other stockholders.

The obligations associated with being a public company require significant resources and management attention, and we have and will continue to incur increased costs as a result of becoming a public company.

As a public company, we face increased legal, accounting, administrative and other costs and expenses that we did not incur as a private company. We expect to continue to incur significant costs related to operating as a public company. We are subject to the Exchange Act, the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Wall Street Reform and Consumer Protection Act of 2020 (the “Dodd-Frank Act”), the Public Company Accounting Oversight Board (“PCAOB”) and the rules and standards of the exchange upon which our securities are listed, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to, among other things:

•	prepare, file and distribute annual, quarterly and current reports with respect to our business and financial condition;
•	prepare, file and distribute proxy statements and other stockholder communications;
•	hire additional financial and accounting personnel and other experienced accounting and finance staff with the expertise to address complex accounting matters applicable to public companies;
•	institute more comprehensive financial reporting and disclosure compliance procedures;
•	involve and retain to a greater degree outside counsel and accountants to assist us with the activities listed above;
•	enhance our investor relations function;
•	establish new internal policies, including those relating to trading in our securities and disclosure controls and procedures;
•	comply with our exchange’s listing standards; and
•	comply with the Sarbanes-Oxley Act.

These rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, have and will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements has and will continue to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the need to establish the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our business, financial condition and results of operations. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

Being a public company and complying with applicable rules and regulations could also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, as a public company, we will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that, beginning with our second annual report following our IPO, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Additionally, Section 404(b) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. We expect our first Section 404(a) assessment will take place for our annual report for the year ending December 31, 2021. We also expect to comply with Section 404(b) at that time. We have not yet commenced the costly and challenging process of compiling the system and process documentation necessary to perform the evaluation needed to comply with Section 404(a), and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion once initiated. Our compliance with Section 404(a) will require that we incur substantial expenses and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and compile the system and process documentation necessary to perform the evaluation needed to comply with Section 404(a).

If our senior management is unable to conclude that we have effective internal control over financial reporting, or to certify the effectiveness of such controls, and our independent registered public accounting firm cannot render an unqualified opinion on management’s assessment and the effectiveness of our internal control over financial reporting at such time as it is required to do so, and material weaknesses in our internal control over financial reporting are identified, we could be subject to regulatory scrutiny, a loss of public and investor confidence, and to litigation from investors and stockholders, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to manage our business effectively or accurately report our financial performance on a timely basis, which could cause a decline in our common stock price and adversely affect our business, financial condition and results of operations. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the exchange upon which our securities are listed or other regulatory authorities, which would require additional financial and management resources.

We have identified material weaknesses in our internal control over financial reporting. If our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting, our ability to timely and accurately report our financial condition and results of operations or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

As a public company, we are required to maintain internal control over financial reporting and will be required to evaluate and determine the effectiveness of our internal control over financial reporting. Beginning with our second annual report on Form 10-K following our IPO, we will be required to provide a management report on internal control over financial reporting, as well as an attestation of our independent registered public accounting firm.

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2018, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective information technology processes and controls. This material weakness contributed to the following material weaknesses:

•

we did not design and maintain adequate controls over the preparation and review of certain account reconciliations and journal entries. Specifically, we did not design and maintain controls to ensure (i) the appropriate segregation of duties in the preparation and review of account reconciliations and journal entries and (ii) account reconciliations and journal entries were reviewed at the appropriate level of precision.

•

we did not design and maintain effective controls over certain information technology general controls for information systems and applications that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and maintain sufficient user and privileged access controls to ensure appropriate segregation of duties and adequate restricted user access to financial applications; program change management controls to ensure that IT program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately; or computer operations controls as well as testing and approval controls for program development.

The control deficiencies described above did not result in a misstatement to our annual consolidated financial statements. However, each of the material weaknesses described above, if not remediated, could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected, and, accordingly, we determined that these control deficiencies constitute material weaknesses.

We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel and related internal controls. In the year ended December 31, 2019, we undertook measures to address material weaknesses in our internal controls. In particular, we (i) hired additional finance and accounting personnel with expertise in preparation of financial statements and account reconciliations; (ii) further developed and documented our accounting policies; and (iii) hired a director responsible for implementation of information technology general controls. In addition, we will continue to take steps to remediate these material weaknesses, including:

•	continuing to hire, additional qualified accounting, financial reporting and information technology personnel with public company experience;
•	providing additional training for our personnel on internal control over financial reporting;
•	implementing new financial systems and processes;
•	implementing additional review controls and processes and requiring timely account reconciliation and analyses;
•	implementing processes and controls to better identify and manage segregation of duties; and
•	engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.

We cannot assure you that the measures we have taken to date, and that we are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or to avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

The process of designing and implementing internal control over financial reporting required to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act will be time consuming and costly. If during the evaluation and testing process we identify additional material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, and depress the market price of our common stock.

Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. Among others, our amended and restated certificate of incorporation and amended and restated bylaws include the following provisions:

•	limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•	advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders;
•	a prohibition on stockholder action by written consent, which means that our stockholders will only be able to take action at a meeting of stockholders;
•	a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•	no authorization of cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•	certain amendments to our certificate of incorporation require the approval of two-thirds of the then outstanding voting power of our capital stock;
•

our bylaws provide that the affirmative vote of two-thirds of the then-outstanding voting power of our capital stock, voting as a single class, is required for stockholders to amend or adopt any provision of our bylaws; and

•	the authorization of undesignated or “blank check” preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents interested stockholders, such as certain stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations unless (i) prior to the time such stockholder became an interested stockholder, the board approved the transaction that resulted in such stockholder becoming an interested stockholder, (ii) upon consummation of the transaction that resulted in such stockholder becoming an interested stockholder, the interested stockholder owned 85% of the common stock or (iii) following board approval, the business combination receives the approval of the holders of at least two-thirds of our outstanding common stock not held by such interested stockholder.

Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, and federal district courts will be the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or to our stockholders; (c) any action asserting a claim arising pursuant to the DGCL, our amended and restated certificate of incorporation or amended bylaws, or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware; or (d) any action asserting a claim governed by the internal affairs doctrine; provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by Exchange Act or to any claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, subject to a final adjudication in the State of Delaware of the enforceability of such exclusive forum provision. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and results of operations.

An active trading market for our common stock may not be sustained.

An active trading market for our common stock may not be sustained. If an active trading market for our common stock is not maintained, the liquidity of our common stock, your ability to sell your shares of our common stock when desired and the prices that you may obtain for your shares of common stock will be adversely affected.

If securities analysts do not publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

Our stock price and trading volume are heavily influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts do not publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our business, regardless of accuracy, our common stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. Currently, ten analysts cover our company. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline.

Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own.

Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.

If our operating and financial performance in any given period does not meet the guidance that we provide to the public, the market price of our common stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following sets forth information regarding all unregistered equity securities sold from April 1, 2020 to June 30, 2020 (share and per share amounts give effect to the 2-for-1 stock split of our common stock and preferred stock effected on June 11, 2020):

•

From April 1, 2020 to June 11, 2020 (the date of the filing of our registration statement on Form S-8, file No. 333-239093), we granted an aggregate of 1,644,216 restricted stock units to a total of 227 employees under our 2014 Equity Incentive Plan;

•

From April 1, 2020 to June 11, 2020 (the date of the filing of our registration statement on Form S-8, file No. 333-239093), we issued an aggregate of 500 shares of common stock upon the exercise of options under our 2014 Equity Incentive Plan at an exercise price of $4.21 per share, for an aggregate exercise price of $2,105; and

•

In May 2020, we entered into an agreement with Rocket Auto LLC and certain of its affiliates (collectively, “Rocket”), providing for the launch of an ecommerce platform where we agreed to list our used vehicle inventory for sale, pursuant to which we issued 183,870 shares of our common stock to Rocket.

The offers, sales, and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering or pursuant to Rule 701 promulgated under the Securities Act of shares issued under benefit plans and contracts relating to compensation. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was either an accredited or sophisticated person, or in the case of securities exempt from registration under Rule 701 an employee, and had adequate access, through employment, business, or other relationships, to information about us.

Use of Proceeds from Public Offering of Common Stock

On June 11, 2020, we completed our IPO, in which we sold 24,437,500 shares of common stock at a price to the public of $22.00 per share, including 3,187,500 shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-238482), as amended, which was declared effective by the SEC on June 8, 2020. We raised proceeds of $504.0 million from the IPO, net of the underwriting discount and before deducting offering expenses of $7.5 million. No payments were made by us to directors, officers, or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 9, 2020 pursuant to Rule 424(b)(4). We invested the funds received in accordance with our board approved investment policy, which provides for investments in money market instruments and registered money market funds. The managing underwriters of our IPO were Goldman Sachs & Co. LLC, BofA Securities, Allen & Company LLC, and Wells Fargo Securities. Following the sale of the shares in connection with the IPO, the offering terminated.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Vroom, Inc.					X

3.2	Amended and Restated Bylaws of Vroom, Inc.					X

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-238482	4.1	June 1, 2020

10.1	2020 Incentive Award Plan	S-1/A	333-238482	10.3	June 1, 2020

10.2	Form of Restricted Stock Unit Agreement					X

10.3	First Amendment to the Second Amended and Restated Vroom, Inc. 2014 Equity Incentive Award Plan					X

10.4	Second Amendment to the Second Amended and Restated Vroom, Inc. 2014 Equity Incentive Award Plan					X

10.5	Non-Employee Director Compensation Policy	S-1/A	333-238482	10.4	June 1, 2020

10.6	Form of Indemnification Agreement	S-1/A	333-238482	10.5	June 1, 2020

10.7	Customer Experience Management Agreement, dated April 17, 2020, by and between Rock Connections, LLC and Vroom, Inc.	S-1/A	333-238482	10.11	June 1, 2020

10.8	Retail Reconditioning Services Agreement, dated May 20, 2020, by and between Manheim Remarketing, Inc d/b/a Manheim Retail Solutions and Left Gate Property Holding, LLC d/b/a Vroom	S-1/A	333-238482	10.12	June 1, 2020

10.9	First Amendment to Inventory Financing and Security Agreement dated June 19, 2020 by and among Ally Bank, Ally Financial Inc., Left Gate Property Holding, LLC and Vroom, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						XX

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						XX

101.INS	XBRL Instance Document						X

101.SCH	XBRL Taxonomy Extension Schema Document						X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document						X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: August 12, 2020	By:	/s/ Paul J. Hennessy
Paul J. Hennessy
Chief Executive Officer
(principal executive officer)

Date: August 12, 2020	By:	/s/ Dave Jones
Dave Jones
Chief Financial Officer
(principal financial and accounting officer)