Form 10-Q
period 2020-09-30
Vroom, Inc.
filed 2020-11-12
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2020, 130,241,341 shares of the registrants’ common stock were outstanding.

TABLE OF CONTENTS

		Page
Part I - Financial Information		5
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of December 31, 2019 and September 30, 2020 (unaudited)	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2019 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' (Deficit) Equity for the Three and Nine Months Ended September 30, 2019 and 2020 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2020 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 4.	Controls and Procedures	51
Part II - Other Information		53
Item 1.	Legal Proceedings	53
Item 1A.	Risk Factors	53
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3.	Defaults Upon Senior Securities	55
Item 4.	Mine Safety Disclosures	55
Item 5.	Other Information	55
Item 6.	Exhibits	56
	Signatures	58

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

•	we are expanding our proprietary logistics operations, which will further expose us to increased risks related to ownership of infrastructure and the transportation of vehicles;
•

the current geographic concentration where we provide reconditioning services and store inventory creates an exposure to local and regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our business, financial condition and results of operations;

•

if we sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences; and

•	our actual operating results may differ significantly from our guidance.

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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we reference or incorporate by reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of	As of
	December 31,	September 30,
	2019	2020
ASSETS
Current Assets:
Cash and cash equivalents	$217,734	$1,161,362
Restricted cash	1,853	27,961
Accounts receivable, net of allowance of $789 and $1,809, respectively	30,848	33,799
Inventory	205,746	299,411
Prepaid expenses and other current assets	9,149	16,257
Total current assets	465,330	1,538,790
Property and equipment, net	7,828	10,051
Intangible assets, net	572	160
Goodwill	78,172	78,172
Operating lease right-of-use assets	—	14,337
Other assets	11,485	13,433
Total assets	$563,387	$1,654,943
LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$18,987	$29,630
Accrued expenses	38,491	47,641
Vehicle floorplan	173,461	248,967
Deferred revenue	17,323	17,299
Operating lease liabilities, current	—	4,621
Other current liabilities	11,572	16,375
Total current liabilities	259,834	364,533
Operating lease liabilities, excluding current portion	—	10,674
Other long-term liabilities	3,073	1,886
Total liabilities	262,907	377,093
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.001 par value; 86,123,364 and 10,000,000 shares authorized as of December 31, 2019 and September 30, 2020, respectively; 83,568,628 and zero shares issued and outstanding as of December 31, 2019 and September 30, 2020, respectively	874,332	—
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 113,443,854 and 500,000,000 shares authorized as of December 31, 2019 and September 30, 2020, respectively; 8,650,922 and 130,230,591 shares issued and outstanding as of December 31, 2019 and September 30, 2020, respectively	8	130
Additional paid-in-capital	—	1,994,929
Accumulated deficit	(573,860)	(717,209)
Total stockholders’ (deficit) equity	(573,852)	1,277,850
Total liabilities, redeemable convertible preferred stock and stockholders’ (deficit) equity	$563,387	$1,654,943

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Revenue:
Retail vehicle, net	$273,743	$249,518	$652,895	$754,380
Wholesale vehicle	59,054	63,972	165,705	170,469
Product, net	7,029	9,198	16,265	25,979
Other	447	317	1,364	1,043
Total revenue	340,273	323,005	836,229	951,871
Cost of sales	324,602	297,560	794,701	900,432
Total gross profit	15,671	25,445	41,528	51,439
Selling, general and administrative expenses	50,934	61,127	131,209	167,418
Depreciation and amortization	1,517	1,191	4,551	3,239
Loss from operations	(36,780)	(36,873)	(94,232)	(119,218)
Interest expense	3,797	2,259	9,903	6,382
Interest income	(1,190)	(1,289)	(4,454)	(3,960)
Revaluation of preferred stock warrant	373	—	515	20,470
Other income, net	(44)	(26)	(75)	(111)
Loss before provision for income taxes	(39,716)	(37,817)	(100,121)	(141,999)
Provision for income taxes	48	33	122	138
Net loss	$(39,764)	$(37,850)	$(100,243)	$(142,137)
Accretion of redeemable convertible preferred stock	(65,686)	—	(109,529)	—
Net loss attributable to common stockholders	$(105,450)	$(37,850)	$(209,772)	$(142,137)
Net loss per share attributable to common stockholders, basic and diluted	$(12.24)	$(0.31)	$(24.42)	$(2.65)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,615,682	121,123,472	8,591,554	53,731,475

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2018	66,825,300	$519,100	8,571,386	$8	$—	$(296,874)	$(296,866)
Stock-based compensation	—	$—	—	$—	$869	$—	$869
Exercise of stock options	—	—	101,950	—	347	—	347
Repurchase of common stock	—	—	(93,186)	—	(1,216)	674	(542)
Accretion of redeemable convertible preferred stock	—	17,964	—	—	—	(17,964)	(17,964)
Net loss	—	—	—	—	—	(27,139)	(27,139)
Balance at March 31, 2019	66,825,300	$537,064	8,580,150	$8	$—	$(341,303)	$(341,295)
Stock-based compensation	—	$—	—	$—	$667	$—	$667
Repurchase of common stock	—	—	—	—	(667)	667	—
Accretion of redeemable convertible preferred stock	—	25,879	—	—	—	(25,879)	(25,879)
Net loss	—	—	—	—	—	(33,340)	(33,340)
Balance at June 30, 2019	66,825,300	$562,943	8,580,150	$8	$—	$(399,855)	$(399,847)
Stock-based compensation	—	$—	—	$—	$619	$—	$619
Exercise of stock options	—	—	4,000	—	18	—	18
Vesting of restricted stock awards	—	—	36,772	—	—	—	—
Repurchase of common stock	—	—	—	—	(637)	637	—
Accretion of redeemable convertible preferred stock	—	65,686	—	—	—	(65,686)	(65,686)
Net loss	—	—	—	—	—	(39,764)	(39,764)
Balance at September 30, 2019	66,825,300	$628,629	8,620,922	$8	$—	$(504,668)	$(504,660)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at December 31, 2019	83,568,628	$874,332	8,650,922	$8	$—	$(573,860)	$(573,852)
Stock-based compensation	—	$—	—	$—	$600	$—	$600
Exercise of stock options	—	—	2,774	—	6	—	6
Repurchase of common stock	—	—	(200,000)	—	(606)	(1,212)	(1,818)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	1,964,766	26,714	—	—	—	—	—
Net loss	—	—	—	—	—	(41,059)	(41,059)
Balance at March 31, 2020	85,533,394	$901,046	8,453,696	$8	$—	$(616,131)	$(616,123)
Issuance of common stock	—	$—	183,870	$—	$2,127	$—	$2,127
Conversion of redeemable convertible preferred stock to common stock	(85,533,394)	(901,046)	85,533,394	86	900,960	—	901,046
Conversion of redeemable convertible preferred stock warrant to common stock warrant	—	—	—	—	21,873	—	21,873
Issuance of common stock in IPO, net of offering costs	—	—	24,437,500	24	496,486	—	496,510
Stock-based compensation	—	—	—	—	4,100	—	4,100
Exercise of stock options	—	—	500	—	7	—	7
Exercise of common stock warrants	—	—	636,112	1	—	—	1
Vesting of restricted stock units	—	—	133,334	—	—	—	—
Common stock shares withheld to satisfy employee tax withholding obligations	—	—	(41,818)	—	(878)	—	(878)
Net loss	—	—	—	—	—	(63,228)	(63,228)
Balance at June 30, 2020	—	$—	119,336,588	$119	$1,424,675	$(679,359)	$745,435
Issuance of common stock in follow-on public offering, net of offering costs	—	$—	10,800,000	$11	567,941	$—	$567,952
Stock-based compensation	—	—	—	—	4,230	—	4,230
Exercise of stock options	—	—	31,100	—	120	—	120
Vesting of restricted stock units	—	—	104,000	—	—	—	—
Common stock shares withheld to satisfy employee tax withholding obligations	—	—	(41,097)	—	(2,037)	—	(2,037)
Net loss	—	—	—	—	—	(37,850)	(37,850)
Balance at September 30, 2020	—	$—	130,230,591	$130	$1,994,929	$(717,209)	$1,277,850

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2020
Operating activities
Net loss	$(100,243)	$(142,137)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,683	3,255
Amortization of debt issuance costs	269	656
Stock-based compensation expense	2,155	8,930
Loss on disposal of property and equipment	824	46
Provision for inventory obsolescence	3,872	2,917
Revaluation of preferred stock warrant	515	20,470
Other	226	1,285
Changes in operating assets and liabilities:
Accounts receivable	(15,029)	(4,297)
Inventory	(97,524)	(96,582)
Prepaid expenses and other current assets	(3,168)	(6,639)
Other assets	(2,389)	(2,246)
Accounts payable	8,769	10,478
Accrued expenses	9,995	15,679
Deferred revenue	2,530	(24)
Other liabilities	4,487	5,335
Net cash used in operating activities	(180,028)	(182,874)
Investing activities
Purchase of property and equipment	(2,024)	(5,057)
Net cash used in investing activities	(2,024)	(5,057)
Financing activities
Repayments of long-term debt	(5,835)	—
Proceeds from vehicle floorplan	705,281	842,865
Repayments of vehicle floorplan	(611,838)	(767,359)
Payment of vehicle floorplan upfront commitment fees	—	(1,125)
Proceeds from the issuance of redeemable convertible preferred stock, net	—	21,694
Repurchase of common stock	(542)	(1,818)
Common stock shares withheld to satisfy employee tax withholding obligations	—	(2,915)
Proceeds from the issuance of common stock in connection with IPO, net of underwriting discount	—	504,023
Payments of costs related to IPO	—	(6,791)
Proceeds from the issuance of common stock in connection with follow-on public offering, net of underwriting discount	—	569,471
Payments of costs related to follow-on public offering	—	(196)
Proceeds from exercise of stock options	365	133
Other financing activities	221	(315)
Net cash provided by financing activities	87,652	1,157,667
Net (decrease) increase in cash, cash equivalents and restricted cash	(94,400)	969,736
Cash, cash equivalents and restricted cash at the beginning of period	163,509	219,587
Cash, cash equivalents and restricted cash at the end of period	$69,109	$1,189,323
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,713	$5,340
Cash paid for income taxes	$209	$163
Supplemental disclosure of non-cash investing and financing activities:
Accretion of redeemable convertible preferred stock	$109,529	$—
Costs related to IPO included in accrued expenses and accounts payable	$113	$—
Costs related to follow-on public offering included in accrued expenses and accounts payable	$—	$1,323
Conversion of redeemable convertible preferred stock warrant to common stock warrant	$—	$21,873
Issuance of common stock as upfront payment to nonemployee	$—	$2,127
Accrued property and equipment expenditures	$342	$55

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business and Organization

Vroom, Inc., and its wholly owned subsidiaries (collectively, “the Company”) is an innovative, end-to-end ecommerce platform that is transforming the used vehicle industry by offering a better way to buy and a better way to sell used vehicles.

In December 2015, the Company acquired Houston-based Left Gate Property Holding, LLC (d/b/a Texas Direct Auto and Vroom) which operates the Company’s sole physical retail location under the Texas Direct Auto brand (“TDA”).

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

Follow-on Public Offering

The Company closed its follow-on public offering on September 15, 2020 in which it sold 10,800,000 shares of common stock at the public offering price of $54.50 per share. The Company received proceeds of $569.5 million from the offering, net of the underwriting discount and before deducting offering expenses of $1.5 million.

Basis of Presentation

The interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2019, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the final prospectus dated September 10, 2020 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, (the "Securities Act"), on September 11, 2020 (the "Prospectus").

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2020 and its results of operations for the three and nine months ended September 30, 2019 and 2020. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the current fiscal year or any other future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the three and nine months ended September 30, 2019 and 2020. Accordingly, net loss and comprehensive loss are the same for the periods presented.

Restricted Cash

Restricted cash includes cash deposits required under letter of credit agreements as explained in Note 8 – Commitments and Contingencies. As of September 30, 2020, restricted cash also includes a $26.1 million cash deposit required under the Company’s 2020 Vehicle Floorplan Facility as explained in Note 7 – Vehicle Floorplan Facilities.

Advertising

Advertising costs are expensed as incurred and are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations. Advertising expenses were $14.6 million and $15.3 million for the three months ended September 30, 2019 and 2020, respectively, and $34.4 million and $44.8 million for the nine months ended September 30, 2019 and 2020, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Shipping and Handling

The Company’s logistics costs related to transporting its used vehicle inventory primarily include third-party transportation fees. The portion of these costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility is included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfil contracts with customers and are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were $4.3 million and $8.5 million for the three months ended September 30, 2019 and 2020, respectively, and $9.2 million and $19.8 million for the nine months ended September 30, 2019 and 2020, respectively.

Concentration of Credit Risk and Significant Customers

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable, which are unsecured. The Company’s cash balances are maintained at various large financial institutions. Deposits held with financial institutions may at times exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk. The Company’s cash equivalents primarily consist of money market funds that hold investments in highly liquid US treasury securities. Concentration of credit risk with respect to accounts receivable is generally mitigated by a large customer base.

For the three and nine months ended September 30, 2019 and 2020, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of December 31, 2019 and September 30, 2020.

Liquidity

The Company has had negative cash flows and losses from operations since inception which it has funded primarily through issuances of common and preferred stock. The Company has historically funded vehicle inventory purchases through a vehicle floorplan facility. As further discussed in Note 7 – Vehicle Floorplan Facilities, the Company entered into a new facility in March 2020 which increased the borrowing capacity up to $450.0 million. In October 2020, the Vehicle Floorplan Facility was amended to extend the maturity date to September 2022.

Nonemployee Share-Based Payments

On May 15, 2020, the Company entered into an agreement with Rocket Auto LLC and certain of its affiliates (collectively, “Rocket”) providing for the launch of an ecommerce platform under the “Rocket Auto” brand for the marketing and sale of vehicles directly to consumers (the “RA Agreement”). The Company will list its used vehicle inventory for sale on the Rocket Auto platform, but all sales of the Company’s inventory will be conducted through the Company’s platform. Rocket Auto is expected to launch publicly during the first quarter of the year ending December 31, 2021 and, during the term of the RA Agreement, Rocket has agreed to ensure that not less than a minimum percentage of all used vehicles sold or leased through the platform on a monthly basis will be Vroom inventory. The Company issued Rocket 183,870 shares of the Company’s common stock upon execution of the RA Agreement. The Company will pay Rocket a combination of cash and stock for vehicle sales made through the platform. Rocket may earn up to 8,641,914 shares of common stock over a four-year period based upon sales volume of Vroom inventory through the Rocket Auto platform.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Wholesale Vehicle Revenue

The Company sells vehicles that do not meet its retail sales criteria through third-party wholesale auctions. Vehicles sold at auction are acquired from customers who trade-in their vehicles when making a purchase from the Company, from customers who sell their vehicles to the Company in direct-buy transactions, and from liquidation of vehicles previously listed for retail sale. The transaction price for wholesale vehicles is a fixed amount that is determined at the auction. The Company satisfies its performance obligation and recognizes revenue for wholesale vehicle sales at a point in time when the vehicle is sold at auction. The transaction price is typically due and collected within a short period of time following the vehicle sales.

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

A portion of the fees earned on these products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of December 31, 2019 and September 30, 2020, the Company’s reserve for chargebacks was $3.3 million and $4.0 million, respectively, of which $1.8 million and $2.1 million, respectively, are included within “Accrued expenses” and $1.5 million and $1.9 million, respectively, are included in “Other long-term liabilities.”

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the extended warranty policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to revenues in the period identified. As of December 31, 2019 and September 30, 2020, the Company recognized $6.9 million and $9.4 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, of which $0.3 million and $0.8 million, respectively, are included within “Prepaid expenses and other current assets” and $6.6 million and $8.6 million, respectively, are included within “Other assets.”

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

4. Inventory

Inventory consisted of the following (in thousands):

	December 31,	September 30,
	2019	2020
Vehicles	$203,290	$297,512
Parts and accessories	2,456	1,899
Total inventory	$205,746	$299,411

As of December 31, 2019 and September 30, 2020, “Inventory” includes an adjustment of $6.3 million, and $9.2 million, respectively, to record the balances at the lower of cost or net realizable value.

5. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,	September 30,
	2019	2020
Equipment	$930	$991
Furniture and fixtures	1,725	1,646
Company vehicles	1,151	1,151
Leasehold improvements	6,556	6,431
Internal-use software	4,406	9,234
Other	2,580	2,759
	17,348	22,212
Accumulated depreciation and amortization	(9,520)	(12,161)
Property and equipment, net	$7,828	$10,051

Depreciation and amortization expense was $0.6 million and $1.1 million for the three months ended September 30, 2019 and 2020, respectively, and $2.0 million and $2.8 million for the nine months ended September 30, 2019 and 2020, respectively. Depreciation and amortization expense of $0.1 million was included within “Cost of sales” in the condensed consolidated statements of operations for the nine months ended September 30, 2019. For the three months ended September 30, 2019 and the three and nine months ended September 30, 2020, depreciation and amortization expense included within “Cost of sales” was immaterial.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses consisted of the following (in thousands):

	December 31,	September 30,
	2019	2020
Accrued marketing expenses	$3,158	$7,391
Vehicle related expenses	8,923	9,522
Sales taxes	7,455	13,180
Accrued compensation and benefits	3,386	7,030
Accrued professional services	2,964	2,403
Accrued Series H preferred stock issuance costs	5,020	—
Other	7,585	8,115
Total accrued expenses	$38,491	$47,641

The Company’s other current liabilities consisted of the following (in thousands):

	December 31,	September 30,
	2019	2020
Vehicle payable	$8,904	$13,744
Other	2,668	2,631
Total other current liabilities	$11,572	$16,375

7. Vehicle Floorplan Facilities

In March 2020, the Company entered into a new vehicle floorplan facility with Ally Bank and Ally Financial (the “2020 Vehicle Floorplan Facility”), which replaced the Company’s previous vehicle floorplan facility. The 2020 Vehicle Floorplan Facility provides a committed credit line of up to $450.0 million which originally expires in March 2021.The amount of credit available is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by the Company within the immediately preceding three-month period. The Company may elect to increase its monthly credit line availability by an additional $25.0 million during any three months of each year. As of September 30, 2020, the borrowing capacity of the 2020 Vehicle Floorplan Facility was $261.1 million, of which $12.1 million was unutilized.

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

In October 2020, the Company amended its 2020 Vehicle Floorplan Facility to extend the maturity date to September 30, 2022. The amendment requires the Company to pay an availability fee each quarter on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined. The amendment reduces the minimum liquidity requirement to maintain in cash and cash equivalents a percentage of the credit line from 10.0% to 7.5%. The amendment eliminated the minimum tangible adjusted net worth covenant. The Company was required to pay an upfront commitment fee upon execution of the amendment.

The Company previously entered into a vehicle floorplan (the “2016 Vehicle Floorplan Facility”) with Ally Bank and Ally Financial in April 2016, as subsequently amended. The 2016 Vehicle Floorplan Facility consisted of a revolving line of credit with a borrowing capacity of $220.0 million as of December 31, 2019, which could be used to finance the Company’s vehicle inventory.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The interest rate on the 2016 Vehicle Floorplan Facility was equal to the 1-Month LIBOR rate applicable in the immediately preceding month plus a spread of 425 basis points and was payable on a monthly basis.

As of December 31, 2019 and September 30, 2020, outstanding borrowings on the vehicle floorplan facilities were $173.5 million and $249.0 million, respectively.

Interest expense incurred by the Company for the vehicle floorplan facilities was $3.0 million and $2.0 million for the three months ended September 30, 2019 and 2020, respectively, and $7.4 million and $5.7 million for the nine months ended September 30, 2019 and 2020, respectively, which are recorded within “Interest expense” in the condensed consolidated statements of operations. The weighted average interest rate on the vehicle floorplan borrowings was 6.00% and 4.41% as of December 31, 2019 and September 30, 2020, respectively.

As of December 31, 2019 and September 30, 2020, the Company was in compliance with all covenants related to the vehicle floorplan facilities.

In connection with the vehicle floorplan facilities, the Company entered into credit balance agreements with Ally Bank and Ally Financial that permit the Company to deposit cash with the bank for the purpose of reducing the amount of interest payable for borrowings. Interest credits earned by the Company were $1.2  million and $1.2 million for the three months ended September 30, 2019 and 2020, respectively, and $4.0  million and $3.6 million for the nine months ended September 30, 2019 and 2020, respectively, which are recorded within “Interest income” in the condensed consolidated statements of operations.

8. Commitments and Contingencies

Litigation

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred. As of December 31, 2019 and September 30, 2020, the Company was not a party to any legal proceedings that, individually or in the aggregate, are reasonably expected to have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more matters could have a material adverse effect on the Company’s consolidated results of operations, financial condition or cash flows.

Letters of Credit

The Company has obtained stand-by letters of credit totaling $1.9 million to satisfy conditions under two lease agreements. The Company is required to maintain a cash deposit of $1.9 million with the financial institution that issued the stand-by letters of credit, which is classified as “Restricted cash” within the condensed consolidated balance sheets as of December 31, 2019 and September 30, 2020, respectively.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Lease term and discount rate

As of September 30, 2020, the weighted-average remaining lease term and discount rate for the Company’s operating leases were 3.8 years and 3.4%, excluding short-term operating leases.

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

Lease costs and activity

The Company’s lease costs and activity for the three and nine months ended September 30, 2020 were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Lease Cost
Operating lease cost	$1,308	$4,075
Short-term lease cost	669	2,187
Variable lease cost	433	1,399
Sublease income	(67)	(404)
Net lease cost	$2,343	$7,257

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,320	$4,146
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$521

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Maturity of Lease Liabilities

The maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s condensed consolidated balance sheet as of September 30, 2020 were as follows (in thousands):

For remainder of 2020	$1,283
2021	5,034
2022	3,334
2023	3,152
2024	2,872
Thereafter	724
Total lease payments	16,399
Less: interest	(1,104)
Present value of lease liabilities	$15,295

Operating lease liabilities, current	$4,621
Operating lease liabilities, noncurrent	10,674
Total operating lease liabilities	$15,295

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following as of December 31, 2019 in accordance with ASC Topic 840 (in thousands):

Year Ending December 31,
2020	$5,509
2021	4,909
2022	3,204
2023	3,026
2024	2,746
Thereafter	699
Total future minimum lease payments	$20,093

In accordance with ASC Topic 840, rent expense was $1.8 million and $5.2 million for the three and nine months ended September 30, 2019. Certain of the Company’s lease agreements contain escalation clauses, and accordingly, the Company records the rent expense on a straight-line basis over the lease term. Deferred rent under ASC Topic ASC 840 is recorded within “Accrued expenses” in the condensed consolidated balance sheet.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On January 8, 2020, the Company completed an additional closing of its Series H Preferred Stock whereby it sold and issued an aggregate of 1,964,766 shares of Series H Preferred Stock in exchange for gross proceeds of $26.7 million. The proceeds were used for general corporate purposes and business development.

Immediately upon closing of the IPO, the Company’s outstanding preferred stock was automatically converted into an aggregate of 85,533,394 shares of the Company’s common stock. On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of September 30, 2020, there was no preferred stock issued or outstanding.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 3,019,108 shares of the Company’s common stock, (ii) up to 4% of an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. As of September 30, 2020, there were 3,145,828 shares available for future issuance under the 2020 Plan.

Stock Options

The following table summarizes stock option activity for the nine months ended September 30, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2019	6,340,000	$3.92	8.22
Granted	420,500	10.46
Exercised	(34,374)	3.90
Forfeited / cancelled	(474,900)	4.37
Outstanding as of September 30, 2020	6,251,226	$4.32	7.53
Vested and exercisable as of December 31, 2019	2,684,160	$3.58	7.41
Vested and exercisable as of September 30, 2020	3,643,514	$3.72	6.88

The Company recognized $0.6 million and $0.5 million of stock-based compensation expense related to stock options for the three months ended September 30, 2019 and 2020, respectively, and $2.1 million and $1.7 million for the nine months ended September 30, 2019 and 2020, respectively. As of December 31, 2019 and September 30, 2020, the Company had $5.2 million, and $4.1 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.6 years, and 2.5 years, respectively.

The grant date fair value of stock options granted during the nine months ended September 30, 2020 was estimated at the time of grant using the Black-Scholes option-pricing model and utilized the following weighted average assumptions:

Nine Months Ended September 30,
Fair value of common stock (per share)	$10.46
Expected term (in years)	5.9 — 6.3
Risk-free interest rate	1.7%
Expected volatility	36.3% — 36.6%
Dividend yield	—%

The weighted average fair value of stock options granted during the nine months ended September 30, 2020 was estimated to be $3.97 per share. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2020 was $1.5 million, and the aggregate intrinsic value of options outstanding and options exercisable as of September 30, 2020 was $296.7 million and $175.1 million, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RSUs

The following table summarizes activity for restricted stock units (“RSUs”) for the nine months ended September 30, 2020:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2019	408,000	$4.01
Granted	2,042,286	11.56
Vested	(237,334)	3.86
Forfeited / cancelled	(7,000)	11.57
Unvested and outstanding as of September 30, 2020	2,205,952	$10.99

The Company recognized $0.0 million and $3.7 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2019 and 2020, respectively, and $0.1 million and $7.0 million for the nine months ended September 30, 2019 and 2020, respectively. As of December 31, 2019 and September 30, 2020, the Company had $1.3 million and $17.9 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.4 years and 1.8 years, respectively.

As a result of completing its IPO in June 2020, the Company commenced the recognition of compensation expense for 510,278 RSUs that vest upon the occurrence of a liquidity event, which includes an IPO, and continuous service that generally ranges from 12 to 48 months.

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

RSAs

During the years ended December 31, 2014 and 2015, the Company granted awards of 4,751,874 shares of restricted common stock (the “RSAs”).

The following table summarizes the activity related to the Company’s RSAs for the nine months ended September 30, 2020:

Shares
Unvested at December 31, 2019	272,868
Vested	(272,868)
Unvested at September 30, 2020	—

For the three and nine months ended September 30, 2019, the expense related to the RSAs was immaterial. For the three and nine months ended September 30, 2020, the expense related to the RSAs was $0.0 and $0.2 million, respectively. As of September 30, 2020, there was no remaining unrecognized stock-based compensation expense related to the RSAs.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis:

`	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Cash and cash equivalents:
Money market funds	$70,059	$—	$—	$—
Total financial assets	$70,059	$—	$—	$—
Financial Liabilities
Other long-term liabilities:
Series F Preferred Stock Warrant	—	—	1,403	1,403
Total financial liabilities	$—	$—	$1,403	$1,403

`	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial Assets
Cash and cash equivalents:
Money market funds	$490,031	$—	$—	$—
Total financial assets	$490,031	$—	$—	$—

The following table presents a reconciliation of the Series F Preferred Stock Warrant, which is measured at fair value using Level 3 inputs:

Series F Preferred Stock Warrant
(in thousands)
Balance as of December 31, 2019	$1,403
Change in fair value	20,470
Conversion to common stock warrant	(21,873)
Balance as of September 30, 2020	$—

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The carrying value of the 2020 Vehicle Floorplan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period.

13. Segment Information

The Company has three reportable segments: Ecommerce, TDA, and Wholesale. No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise wide group basis. Accordingly, the Company does not report segment asset information. As of December 31, 2019 and September 30, 2020, the Company did not have any assets located outside of the United States.

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

Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended September 30, 2019
	Ecommerce	TDA	Wholesale	Consolidated
Revenues from external customers	$178,113	$103,106	$59,054	$340,273
Gross profit	$8,774	$6,650	$247	$15,671

	Three Months Ended September 30, 2020
	Ecommerce	TDA	Wholesale	Consolidated
Revenues from external customers	$221,761	$37,272	$63,972	$323,005
Gross profit	$19,304	$2,798	$3,343	$25,445

	Nine Months Ended September 30, 2019
	Ecommerce	TDA	Wholesale	Consolidated
Revenues from external customers	$388,921	$281,603	$165,705	$836,229
Gross profit	$21,823	$18,830	$875	$41,528

	Nine Months Ended September 30, 2020
	Ecommerce	TDA	Wholesale	Consolidated
Revenues from external customers	$630,501	$150,901	$170,469	$951,871
Gross profit	$40,789	$9,144	$1,506	$51,439

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The reconciliation between reportable segment gross profit to consolidated loss before provision for income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Segment gross profit	$15,671	$25,445	$41,528	$51,439
Selling, general and administrative expenses	50,934	61,127	131,209	167,418
Depreciation and amortization	1,517	1,191	4,551	3,239
Interest expense	3,797	2,259	9,903	6,382
Interest Income	(1,190)	(1,289)	(4,454)	(3,960)
Revaluation of preferred stock warrant	373	—	515	20,470
Other income, net	(44)	(26)	(75)	(111)
Loss before provision for income taxes	$(39,716)	$(37,817)	$(100,121)	$(141,999)

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

The Company’s effective tax rate for the three months ended September 30, 2019 and 2020 was (0.12)% and 0.09%, respectively. The effective tax rate for the nine months ended September 30, 2019 and 2020 was (0.12)% and (0.10)%, respectively.

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

The Company has not identified any uncertain tax positions as of December 31, 2019 or September 30, 2020.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

15. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2019	2020	2019	2020
Net loss	$(39,764)	$(37,850)	$(100,243)	$(142,137)
Accretion of redeemable convertible preferred stock	(65,686)	—	(109,529)	—
Net loss attributable to common stockholders	$(105,450)	$(37,850)	$(209,772)	$(142,137)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	8,615,682	121,123,472	8,591,554	53,731,475
Net loss per share attributable to common stockholders, basic and diluted	$(12.24)	$(0.31)	$(24.42)	$(2.65)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of September 30,
	2019	2020
Redeemable convertible preferred stock	66,825,300	—
Warrants	161,136	—
Stock options	6,144,500	6,251,226
Restricted stock awards	3,836,442	3,249,382
Restricted stock units	408,000	2,205,952
Total	77,375,378	11,706,560

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

AutoNation Reconditioning Agreement

In January 2019, the Company entered into a vendor agreement (“Vendor Agreement”) with AutoNation, Inc. (“AutoNation”), an affiliate of Auto Holdings, Inc., a holder of more than 5% of the Company’s outstanding capital stock, pursuant to which AutoNation agreed to provide certain reconditioning and repair services for vehicles owned by the Company. Amounts due under the Vendor Agreement for parts supplied and services performed by AutoNation become due and payable as they accrued.  For the three and nine months ended September 30, 2019, the Company incurred $0.3 million and $0.7 million, respectively, of costs under the Vendor Agreement. The Vendor Agreement was terminated in February 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those incorporated by reference into the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

We are driving enduring change in the industry on a national scale. We take a vertically integrated, asset-light approach that is reinventing all phases of the vehicle buying and selling process, from discovery to delivery and everything in between. Our platform encompasses:

•

Ecommerce:    We offer an exceptional ecommerce experience for our customers. In contrast to legacy dealerships and the peer-to-peer market, we provide consumers with a personalized and intuitive ecommerce interface to research and select from thousands of fully reconditioned vehicles. Our platform is accessible at any time on any device and provides transparent pricing, real-time financing and nationwide contact-free delivery right to a buyer’s driveway. For consumers looking to sell or trade in their vehicles, we provide attractive market-based pricing, real-time price quotes and convenient, contact-free at-home vehicle pick-up.

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

For the three and nine months ended September 30, 2020, we generated $323.0 million and $951.9 million in total revenue, respectively, representing a 5.1% decrease and a 13.8% increase, respectively, over $340.3 million and $836.2 million for the three and nine months ended September 30, 2019. Our business generated a net loss of $39.8 million and $37.9 million for the three months ended September 30, 2019 and 2020, and a net loss of $100.2 million and $142.1 million for the nine months ended September 30, 2019 and 2020, respectively. We intend to continue to invest in growth to scale our company responsibly and drive towards profitability.

Our Model

We generate revenue through the sale of used vehicles and value-added products. We sell vehicles directly to consumers primarily through our Ecommerce segment. As the largest segment in our business, Ecommerce revenue grew 24.5% from the three months ended September 30, 2019 to the three months ended September 30, 2020 and 62.1% from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, and we expect Ecommerce to continue to outgrow our other segments as it is the core focus of our growth strategy.

We also sell vehicles through wholesale auctions, which provide a revenue source for vehicles that do not meet our Vroom retail sales criteria. Additionally, we generate revenue through the retail sale of used vehicles and value-added products at Houston-based Texas Direct Auto, or TDA.

For the three months ended September 30, 2020, our Ecommerce, TDA and Wholesale segments represented 68.7%, 11.5% and 19.8% of our total revenue, respectively. For the nine months ended September 30, 2020, our Ecommerce, TDA and Wholesale segments represented 66.2%, 15.9% and 17.9% of our total revenue, respectively.

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

Inventory Sourcing

We source our vehicle inventory from a variety of channels, including auctions, consumers, rental car companies, OEMs and dealers. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels to generate the highest sales margins and shortest inventory turns, both of which contribute to increased gross profit per unit. We generate a vast set of data derived from market demand, pricing dynamics, vehicle acquisitions and subsequent sales, and we leverage that data to optimize future vehicle acquisitions. As we scale, we expect to continue to leverage the data at our disposal to optimize and enhance the volume and selection of vehicles in our inventory and, in turn, drive revenue growth and profitability. We also have begun to offer third party inventory listings, which expand our sourcing channels through third party sellers while offering us attractive revenue models in an asset light, debt free structure. See “—Key Factors and Trends Affecting our Operating Results—Ability to drive growth by cost effectively increasing the volume and selection of vehicles in our inventory.”

Vehicle Reconditioning

Before a vehicle is listed for retail sale on our platform, it undergoes a thorough reconditioning process in order to meet our Vroom retail sales criteria. The efficiency of this reconditioning process is a key element in our ability to profitably grow. To recondition vehicles, we rely on a combination of our Vroom VRC along with a network of VRCs owned and operated by third parties. We intend to continue to expand our network of third-party VRCs and going forward intend to make capital investments in additional Vroom VRCs. Utilizing this hybrid approach, we have increased our total reconditioning capacity to approximately 400 units per day as of September 30, 2020, with more than half from our third-party VRCs. As we increase the number of vehicles in our inventory and expand our reconditioning capacity, we expect that reconditioning costs per unit will decrease as we benefit from economies of scale and operating leverage in reconditioning costs. See “—Key Factors and Trends Affecting our Operating Results—Ability to expand and optimize our reconditioning capacity to satisfy increasing demand.”

Logistics Network

For our logistics operations, we primarily have used national third-party carriers, which has allowed us to efficiently deliver vehicles to customers throughout the United States while focusing on expanding other critical components of our business, such as the volume and selection of vehicles in our inventory. We optimized our third-party logistics network nationally through the development of strategic carrier arrangements with national haulers and consolidated our carrier base into dedicated operating regions. This strategy enhances the flexibility, agility and speed of our growth while reducing the need for additional capital commitments as we scale our business. Recently, as a result of the continued prevalence of the COVID-19 pandemic, we have experienced a reduced supply of carriers, increased shipping prices and deteriorating service levels. Thus, we are accelerating our strategy to optimize our hybrid approach by expanding our proprietary logistics network. Currently, we are prioritizing investment in our last-mile delivery operations where we can have the greatest impact on the customer experience and expect over time to expand our operations to include hub-to-hub shipments. Consistent with our hybrid approach, as we continue to scale our business, we intend to strategically combine the operation of our expanded proprietary fleet with the use of third-party carriers, which we expect will enable us to both accommodate our growth and provide the highest level of customer service. See “—Key Factors and Trends Affecting our Operating Results—Ability to expand and develop our logistics network.”

Value-Added Products

We generate revenue by earning fees for selling value-added products to customers in connection with vehicle sales. Currently, our third-party value-added product offering consists of finance and protection products, including financing from third-party lenders for our customers’ vehicle purchases, as well as sales of extended warranty contracts, GAP protection and wheel and tire coverage. As we scale our business, we intend to introduce additional value-added products that will be attractive to our customers and drive revenue and profitable growth. We expect that both expanded product offerings and increased attachment rates in value-added product sales will have a positive impact on our profitability. See “—Key Factors and Trends Affecting our Operating Results—Ability to increase and better monetize value-added products.”

Our Segments

We manage and report operating results through three reportable segments:

•

Ecommerce (68.7% and 66.2% of revenue for the three and nine months ended September 30, 2020, respectively): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•

TDA (11.5% and 15.9% of revenue for the three and nine months ended September 30, 2020, respectively): The TDA segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales.

•	Wholesale (19.8% and 17.9% of revenue for three and nine months ended September 30, 2020, respectively): The Wholesale segment represents sales of used vehicles through wholesale auctions.

Gross profit is defined as revenue less cost of sales for each segment. Reflected below is a summary of reportable segment revenue and reportable segment gross profit for the three and nine months ended September 30, 2019 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Revenue:
Ecommerce	$178,113	$221,761	$388,921	$630,501
TDA	103,106	37,272	281,603	150,901
Wholesale	59,054	63,972	165,705	170,469
Total revenue	$340,273	$323,005	$836,229	$951,871
Gross profit:
Ecommerce	$8,774	$19,304	$21,823	$40,789
TDA	6,650	2,798	18,830	9,144
Wholesale	247	3,343	875	1,506
Total gross profit	$15,671	$25,445	$41,528	$51,439

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Ecommerce units sold	5,563	8,823	12,606	23,466
Vehicle Gross Profit per ecommerce unit	$929	$1,302	$1,159	$865
Product Gross Profit per ecommerce unit	648	886	572	873
Total Gross Profit per ecommerce unit	$1,577	$2,188	$1,731	$1,738
Average monthly unique visitors	777,313	928,277	605,820	958,397
Listed Vehicles	5,256	12,302	5,256	12,302
Ecommerce average days to sale	71	52	67	62

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

Listed Vehicles

We define listed vehicles as the aggregate number of vehicles listed on our platform at any given point in time. Listed vehicles includes both vehicles that are available for sale and “coming soon” vehicles. Listed vehicles is a key indicator of our performance because we believe that the number of vehicles listed on our platform is a key driver of vehicle sales and revenue growth. Increasing the number of vehicles listed on our platform results in a greater selection of vehicles for our customers, creating demand and increasing conversion.

Ecommerce Average Days to Sale

We define ecommerce average days to sale as the average number of days between our acquisition of vehicles and the final delivery of such vehicles to customers through our ecommerce platform. We calculate average days to sale for a given period by dividing the aggregate number of days between the acquisition of all vehicles sold through our ecommerce platform during such period and final delivery of such vehicles to customers by the number of ecommerce units sold in that period. Ecommerce average days to sale excludes vehicles sold through the TDA and Wholesale segments. Ecommerce average days to sale is an important metric because a reduction in the number of days between the acquisition of a vehicle and the delivery of such vehicle typically results in a higher gross profit per unit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Net loss	$(39,764)	$(37,850)	$(100,243)	$(142,137)
Adjusted to exclude the following:
Interest expense	3,797	2,259	9,903	6,382
Interest income	(1,190)	(1,289)	(4,454)	(3,960)
Provision for income taxes	48	33	122	138
Depreciation and amortization expense	1,537	1,196	4,683	3,255
EBITDA	$(35,572)	$(35,651)	$(89,989)	$(136,322)
One-time IPO related acceleration of non-cash stock-based compensation	—	—	—	1,262
One-time IPO related non-cash revaluation of preferred stock warrant	—	—	—	20,470
Adjusted EBITDA	$(35,572)	$(35,651)	$(89,989)	$(114,590)

Adjusted loss from operations

We calculate Adjusted loss from operations as loss from operations adjusted to exclude the one-time, IPO related acceleration of non-cash stock-based compensation expense. The following table presents a reconciliation of Adjusted loss from operations to loss from operations, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Loss from operations	$(36,780)	$(36,873)	$(94,232)	$(119,218)
Add: One-time IPO related acceleration of non-cash stock based compensation	—	—	—	1,262
Adjusted loss from operations	$(36,780)	$(36,873)	$(94,232)	$(117,956)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands, except share and per share amounts)
Net loss	$(39,764)	$(37,850)	$(100,243)	$(142,137)
Accretion of redeemable convertible preferred stock	(65,686)	—	(109,529)	—
Net loss attributable to common stockholders	$(105,450)	$(37,850)	$(209,772)	$(142,137)
Add: One-time IPO related acceleration of non-cash stock based compensation	—	—	—	1,262
Add: One-time IPO related non-cash revaluation of preferred stock warrant	—	—	—	20,470
Non-GAAP net loss	$(105,450)	$(37,850)	$(209,772)	$(120,405)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	8,615,682	121,123,472	8,591,554	53,731,475

Net loss per share, basic and diluted	$(12.24)	$(0.31)	$(24.42)	$(2.65)
Impact of one-time IPO related acceleration of non-cash stock based compensation	—	—	—	0.02
Impact of one-time IPO related non-cash revaluation of preferred stock warrant	—	—	—	0.38
Non-GAAP net loss per share, basic and diluted	$(12.24)	$(0.31)	$(24.42)	$(2.25)
Non-GAAP net loss per share, as adjusted, basic and diluted(a)	$(0.31)	$(0.29)	$(0.77)	$(0.93)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands, except share and per share amounts)
Non-GAAP net loss	$(105,450)	$(37,850)	$(209,772)	$(120,405)
Add: Accretion of redeemable convertible preferred stock	65,686	—	109,529	—
Non-GAAP net loss, as adjusted	$(39,764)	$(37,850)	$(100,243)	$(120,405)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	8,615,682	121,123,472	8,591,554	53,731,475
Add: unweighted adjustment for common stock issued in connection with IPO	24,437,500	—	24,437,500	24,437,500
Add: unweighted adjustment for conversion of redeemable convertible preferred stock in connection with IPO	85,533,394	—	85,533,394	85,533,394
Add: unweighted adjustment for common stock issued in connection with follow-on public offering	10,800,000	10,800,000	10,800,000	10,800,000
Less: Adjustment for the impact of the above items already included in weighted-average number of shares outstanding for the periods presented	—	(1,760,869)	—	(44,897,573)
Weighted-average number of shares outstanding used to compute net loss per share, as adjusted, basic and diluted	129,386,576	130,162,603	129,362,448	129,604,796

Non-GAAP net loss per share, as adjusted, basic and diluted	$(0.31)	$(0.29)	$(0.77)	$(0.93)

Recent Events

Initial Public Offering

On June 11, 2020, we completed an initial public offering, or IPO, in which we sold 24,437,500 shares of common stock, which included 3,187,500 shares sold pursuant to the exercise by the underwriters of an over-allotment option to purchase additional shares, at a public offering price of $22.00 per share. We received proceeds of approximately $504.0 million, net of underwriting discount and before deducting offering expenses of $7.5 million, from sales of our shares in the IPO. Prior to the completion of the IPO, we effected a 2-for-1 forward stock split of all the issued and outstanding shares of our common stock the (“Stock Split”). As a result of the Stock Split and the completion of the IPO, all of our redeemable convertible preferred stock outstanding automatically converted into an aggregate of 85,533,394 shares of our common stock.

Follow-on Public Offering

On September 15, 2020, we closed on our follow-on public offering in which we sold 10,800,000 shares of common stock at the public offering price of $54.50 per share. We received proceeds of approximately $569.5 million from the offering, net of the underwriting discount and before deducting offering expenses of $1.5 million.

Rocket Agreement

On May 15, 2020, we entered into an agreement with Rocket Auto LLC and certain of its affiliates (collectively, “Rocket”) providing for the launch of an ecommerce platform under the “Rocket Auto” brand for the marketing and sale of vehicles directly to consumers (the “RA Agreement”). We will list our used vehicle inventory for sale on the Rocket Auto platform, but all sales of the inventory will be conducted through our platform. Rocket Auto is expected to launch publicly during the first quarter of 2021 and, during the term of the RA Agreement, Rocket has agreed to ensure that a minimum percentage of all used vehicles sold or leased through the platform on a monthly basis will be Vroom inventory We issued Rocket 183,870 shares of our common stock upon execution of the RA Agreement. We will pay Rocket a combination of cash and stock for vehicle sales made through the platform. Rocket may earn up to 8,641,914 shares of common stock over a four-year period based upon sales volume of Vroom inventory through the Rocket Auto platform.

Impact of COVID-19

Due to the evolving nature of the COVID-19 crisis, we continue to monitor the situation closely and assess the impact on our business. We expect our operations will continue to be adversely impacted through the end of 2020 and continuing into in 2021, however, the magnitude and duration of the ultimate impact is impossible to predict with certainty due to:

•	uncertainties regarding the duration of the COVID-19 pandemic and the length of time over which the disruptions caused by COVID-19 will continue;
•	the impact of governmental orders and regulations that have been, and may in the future be, imposed in response to the pandemic;
•	the impact of COVID-19 on VRCs, wholesale auctions, state DMV titling and registration services, third party vehicle carriers and other third parties on which we rely;
•	uncertainty as to the impact future increases in transmission could have on our ability to fully staff portions of our business;
•	the deterioration of economic conditions in the United States, as well as high unemployment levels, which could have an adverse impact on discretionary consumer spending; and
•	uncertainty regarding the potential for, timing and duration of, and severity of future “waves” of the COVID-19 crisis; and
•

uncertainty as to whether and to what degree governmental economic relief will be provided to soften the negative economic effects of the COVID-19 crisis and the resulting governmental orders and restrictions.

Impact on ecommerce operations

After the initial disruption in our ecommerce operations due to the COVID-19 pandemic, consumer demand for used vehicles has returned to pre-COVID-19 levels, and, in the three months ended September 30, 2020, we experienced continued strong consumer demand for our ecommerce solutions and contact-free delivery. Ecommerce units sold increased, as compared to the three months ended June 30, 2020, 31.4% to 8,823 units primarily driven by increased inventory levels and marketing spend. Ecommerce revenue increased 26.3% to $221.8 million as the result of a higher number of ecommerce units sold.

Ecommerce gross profit and gross profit per unit experienced strong growth of 167.4% to $19.3 million and 103.5% to $2,188 per unit, respectively.

Impact on TDA

Both TDA and our back-office facility in Houston continued to remain open during the three months ended September 30, 2020. However, as a result of continuous impact of the COVID-19 pandemic, we have seen a significant reduction in foot traffic at TDA. Although we experienced an approximate 31.8% increase in unit sales for the three months ended September 30, 2020, as compared to the three months ended June 30, 2020, our unit sales at TDA continued to be 51.8% lower as compared to the first quarter of 2020. As COVID-19 disruptions continue, we are unsure when TDA will return to normal operations.

Impact on our vehicle reconditioning and our logistics network

In the three months ended September 30, 2020, our Vroom VRC and all third-party VRCs remained open. However, we continued to experience disruption across our logistics network due to the COVID-19 pandemic, with a reduced number of third-party providers available to deliver our vehicles, which has resulted in a slowdown of inventory being picked up and delivered to our VRCs and in sold units being delivered to customers. In addition, our transportation costs have increased as the remaining carriers have increased prices.

Impact on our administrative functions

Most of our corporate, engineering and back-office operations have been able to successfully sustain the transition to a remote working environment. However, certain of our back-office functions that require handling documents in person have experienced productivity challenges due to the government-ordered limitations on office capacity. The COVID-19-related restrictions also continue to have a significant effect in areas such as the titling and registration of vehicles sold to customers, due to processing backlogs and limited service capacity of state division of motor vehicle offices across the United States.

Management actions in response to the COVID-19 disruptions

In response to the COVID-19 disruptions, we implemented a number of measures to protect the health and safety of our workforce. These measures include restrictions on non-essential business travel, the institution of work-from-home policies wherever feasible and the implementation of strategies for workplace safety at our facilities. We are following the guidance from public health officials and government agencies, including limiting the number of employees in our office facilities, implementation of enhanced cleaning measures, social distancing guidelines, wearing of masks, eliminating non-essential vendor / guest visitation, and requiring temperature checks and health attestations prior to entering buildings. Seating, signage, and cleaning materials have been added to ensure adherence to best practices for employee health and safety during this pandemic. Where feasible, we operate on a rotating team schedule to reduce exposure and also require any diagnosed or exposed employees to self-isolate for up to two weeks.

We also continue to take precautionary measures to enhance our customer experience during the pandemic, such as increasing the level of cleaning and sanitation of vehicles prior to making delivery to our customers. Additionally, we adjusted our delivery protocols to provide contact-free delivery and pick up of vehicles.

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

Increased conversion also depends on our ability to provide the necessary customer service and sales support to respond to increased demand. Over the fourth quarter, we intend to pursue further expansion of our customer experience team as we ramp up our sales support in anticipation of continued sales growth in 2021. As we continue to invest in our brand and improve the customer experience, we expect that we will attract more visitors, improve conversion and drive greater sales.

Ability to optimize the mix of inventory sources to drive increased gross profit and improvements to our unit economics

We strategically source inventory from auctions, consumers, rental car companies, OEMs and dealers. Auctions, consumers, and rental car companies represent the vast majority of our inventory sources, accounting for approximately 51%, 36%, and 13% of our retail inventory sold for the three months ended September 30, 2020, respectively, and 52%, 32%, and 15% for the nine months ended September 30, 2020, respectively. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels and strive to source vehicles in a way that maximizes our average gross profit per unit and improves our unit economics. For example, purchasing vehicles at third-party auctions is competitive and, consequently, vehicle prices at third-party auctions tend to be higher than vehicle prices for vehicles sourced directly from consumers. Accordingly, as part of our sourcing strategy, we seek to increase the percentage of vehicle sales that we source from consumers.

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

We have begun to offer third-party inventory listings, which expand our sourcing channels through third party sellers while offering us attractive revenue models in an asset light, debt free structure.

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

In 2019, we significantly increased our reconditioning capacity within our Vroom VRC by overhauling our operations and applying lean manufacturing techniques and other software-enabled technological advances. As we continue to grow our business, we intend to continue to invest in increased reconditioning capacity and operational efficiency through third-party VRC locations and going forward we expect to invest in additional proprietary reconditioning capacity to provide added scale with reduced lead-time and greater flexibility. Additionally, our use of third-party VRCs to recondition vehicles allows us to avoid additional capital expenditures, quickly increase capacity, maintain greater operational flexibility and broaden our geographic footprint to drive lower logistics costs. We have continued to expand our third-party VRC operations and, as of the date of this Quarterly Report on Form 10-Q, have a current total of eighteen. See “—Liquidity and Capital Resources.”

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

Ability to expand and develop our logistics network

We primarily use third-party carriers and have optimized our third-party logistics network nationwide through the development of strategic carrier arrangements with national haulers and the consolidation of our carrier base into dedicated operating regions. We expect that these enhanced logistics operations, combined with the expansion of strategically located VRCs, will drive efficiency in our logistics operations. Our VRCs also serve as pooling points to aggregate acquired vehicles and we intend to begin using certain VRCs as hubs for staging vehicles for last-mile delivery to customers, which we expect to provide an improved experience for customers. Recently, as a result of the continued prevalence of the COVID-19 pandemic, we have experienced a reduced supply of carriers, increased shipping prices and deteriorating service levels. Thus, we are accelerating our strategy to optimize our hybrid approach by expanding our proprietary logistics network. Currently, we are prioritizing investment in our last-mile delivery operations where we can have the greatest impact on the customer experience and expect over time to expand our operations to include hub-to-hub shipments. As we invest in our expanded logistics operations, we expect to incur increased operating expenses and capital expenditures associated with purchasing or leasing fleet vehicles, leasing space for delivery hubs, hiring qualified drivers, and operating and maintaining fleet vehicles, offset in part by reduced third-party logistics expense. Consistent with our hybrid approach, we intend to strategically combine the operation of our expanded proprietary fleet with the use of third-party carriers, which we expect will enable us to both accommodate our growth and provide the highest level of customer service. Over time, as our business scales, we expect that optimizing our logistics network through this hybrid approach will result in improved unit economics, increased profitability and an enhanced customer experience.

Ability to increase and better monetize value-added products

Our offering of value-added products is an integral part of providing a seamless vehicle-buying experience to our customers. These products provide added revenue streams for us as well as offering convenience, assurance and efficiency for our customers. We sell our third-party value-added products through our strategic relationships with multiple lenders and other third parties who bear the incremental risks associated with the underwriting of finance and protection products. In the fourth quarter of 2019 and first quarter of 2020, we entered into strategic partnerships with lenders such as Chase and Santander which have contributed to improvements in Product GPPU. Additionally, through our on-going data analytics, experimentation and further development of our ecommerce technology, we expect to increase attachment rates of our existing value-added products while finding new opportunities to include additional finance and protection products, as well as other value-added products. Because we are paid fees on value-added products we sell, our gross profit is equal to the revenue we generate on such sales. As a result, such sales help drive total gross profit per unit. We expect that, as we scale our business, we will increase the breadth and variety of value-added products offered to customers and improve attachment rates to our vehicle sales, which in turn will grow revenue and drive profitability.

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

Components of Results of Operations

Revenue

Retail vehicle revenue

We sell vehicles through both our ecommerce platform and TDA. Revenue from vehicle sales, including any delivery charges, are recognized when vehicles are delivered to the customers or picked up at our TDA retail location, net of a reserve for estimated returns. The number of units sold and the average selling price (“ASP”) per unit are the primary factors impacting our retail revenue stream.

The number of units sold depends on the volume of inventory and the selection of vehicles listed on our ecommerce platform, our ability to attract new customers, our brand awareness and our ability to expand our reconditioning operations and logistics network.

ASP depends primarily on our acquisition and pricing strategies, retail used car market prices, our average days to sale and our reconditioning and logistics costs.

We have begun to strategically take advantage of a broader portion of the used vehicle market by adding more lower priced vehicles to our inventory. As a data-driven company, we acquire inventory based upon demand predicted by our data analytics. Since the COVID-19 pandemic, that data has been moving towards lower-priced inventory, which we expect to continue to result in a lower ASP per unit than historical levels.

Wholesale vehicle revenue

We sell vehicles that do not meet our Vroom retail sales criteria through third-party wholesale auctions. Vehicles sold at auction are acquired from customers who trade-in their vehicles when making a purchase from us, from customers who sell their vehicle to us in direct-buy transactions, and from liquidation of vehicles previously listed for retail sale. The number of wholesale vehicles sold and the ASP per unit are the primary drivers of wholesale revenue. The ASP per unit is affected by the mix of the vehicles we acquire and general supply and demand conditions in the wholesale market.

Product revenue

We generate revenue by earning fees on sales of value-added products to our customers in connection with vehicle sales, including fees earned on customer vehicle financing from third-party lenders and fees earned on sales of other value-added products, such as extended warranty contracts, GAP protection and wheel and tire coverage. We earn fees on these products pursuant to arrangements with the third parties that sell and administer these products. For accounting purposes, we are an agent for these transactions and, as a result, we recognize fees on a net basis when the customer enters into an arrangement to purchase these products or obtain third-party financing, which is typically at the time of a vehicle sale. Our gross profit on product revenue is equal to the revenue we generate.

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

We expect that our SG&A expenses will increase in the future as we expand our operations, including our planned expansion of our proprietary logistics operations, hire additional employees and continue to increase our marketing spend to build brand awareness and increase consumer traffic on our platform. Over the fourth quarter, we intend to pursue further expansion of our customer experience team as we ramp up our sales support in anticipation of continued sales growth in 2021. We also expect to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC and the Nasdaq Global Select Market requirements, director and officer insurance costs, and investor and public relations costs.

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

Interest expense

Our interest expense includes interest expense related to our 2020 Vehicle Floorplan Facility (as defined herein), which is used to finance our inventory, as well as interest expense on our term loan facility, which was repaid in full in December 2019.

Interest Income

Interest income primarily represents interest credits earned on cash deposits maintained in relation to our 2020 Vehicle Floorplan Facility.

Results of Operations

The following table presents our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2020	% Change	2019	2020	% Change
	(in thousands)			(in thousands)
Revenue:
Retail vehicle, net	$273,743	$249,518	(8.8)%	$652,895	$754,380	15.5%
Wholesale vehicle	59,054	63,972	8.3%	165,705	170,469	2.9%
Product, net	7,029	9,198	30.9%	16,265	25,979	59.7%
Other	447	317	(29.1)%	1,364	1,043	(23.5)%
Total revenue	340,273	323,005	(5.1)%	836,229	951,871	13.8%
Cost of sales	324,602	297,560	(8.3)%	794,701	900,432	13.3%
Total gross profit	15,671	25,445	62.4%	41,528	51,439	23.9%
Selling, general and administrative expenses	50,934	61,127	20.0%	131,209	167,418	27.6%
Depreciation and amortization	1,517	1,191	(21.5)%	4,551	3,239	(28.8)%
Loss from operations	(36,780)	(36,873)	0.3%	(94,232)	(119,218)	26.5%
Interest expense	3,797	2,259	(40.5)%	9,903	6,382	(35.6)%
Interest income	(1,190)	(1,289)	8.3%	(4,454)	(3,960)	(11.1)%
Revaluation of stock warrant	373	—	(100.0)%	515	20,470	3,874.8%
Other income, net	(44)	(26)	(40.9)%	(75)	(111)	48.0%
Loss before provision for income taxes	(39,716)	(37,817)	(4.8)%	(100,121)	(141,999)	41.8%
Provision for income taxes	48	33	(31.3)%	122	138	13.1%
Net loss	$(39,764)	$(37,850)	(4.8)%	$(100,243)	$(142,137)	41.8%

Segments

We manage and report operating results through three reportable segments:

•

Ecommerce (68.7% and 66.2% of revenue for the three and nine months ended September 30, 2020): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•

TDA (11.5% and 15.9% of revenue for the three and nine months ended September 30, 2020): The TDA segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales.

•	Wholesale (19.8% and 17.9% of revenue for the three and nine months ended September 30, 2020): The Wholesale segment represents sales of used vehicles through wholesale auctions.

Three Months Ended September 30, 2019 and 2020

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Three Months Ended September 30,
	2019	2020	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	5,563	8,823	3,260	58.6%
Ecommerce revenue:
Vehicle revenue	$174,510	$213,943	$39,433	22.6%
Product revenue	3,603	7,818	4,215	117.0%
Total ecommerce revenue	$178,113	$221,761	$43,648	24.5%
Ecommerce gross profit:
Vehicle gross profit	$5,171	$11,486	$6,315	122.1%
Product gross profit	3,603	7,818	4,215	117.0%
Total ecommerce gross profit	$8,774	$19,304	$10,530	120.0%
Average vehicle selling price per ecommerce unit	$31,370	$24,248	$(7,122)	(22.7)%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$929	$1,302	$373	40.2%
Product gross profit per ecommerce unit	648	886	238	36.7%
Total gross profit per ecommerce unit	$1,577	$2,188	$611	38.7%
Ecommerce average days to sale	71	52	(19)	(26.8)%

Ecommerce units

Ecommerce units sold increased 3,260, or 58.6%, from 5,563 for the three months ended September 30, 2019 to 8,823 for the three months ended September 30, 2020. This increase was driven by higher inventory levels, our national advertising campaign which continues to strengthen our national brand awareness as well as greater consumer acceptance of our business model as a result of disruptions caused by the COVID-19 pandemic, and process improvements in our ecommerce platform. Average monthly unique visitors to our website grew from 777,313 for the three months ended September 30, 2019 to 928,277 for the three months ended September 30, 2020, representing year over year growth of 19.4%. We expect ecommerce units sold to continue to grow in the future as we increase our inventory selection and marketing efforts as well as improve conversion.

Vehicle Revenue

Ecommerce vehicle revenue increased $39.5 million, or 22.6%, from $174.5 million for the three months ended September 30, 2019 to $214.0 million for the three months ended September 30, 2020. The increase in ecommerce vehicle revenue was primarily attributable to the 3,260 increase in ecommerce units sold, which increased vehicle revenue by $102.3 million, partially offset by a lower ASP per unit, which decreased from $31,370 for the three months ended September 30, 2019 to $24,248 for the three months ended September 30, 2020 and decreased vehicle revenue by $62.8 million. The decrease in ASP per unit was driven by demand predicted by our data analytics. Since the COVID-19 pandemic, that data has been moving towards lower-priced inventory, which we expect to continue to result in a lower ASP per unit than historical levels. We expect ecommerce vehicle revenue will continue to grow driven by increases in ecommerce units sold.

Product Revenue

Ecommerce product revenue increased $4.2 million, or 117.0%, from $3.6 million for the three months ended September 30, 2019 to $7.8 million for the three months ended September 30, 2020. The increase in ecommerce product revenue was primarily attributable to the 3,260 increase in ecommerce units sold, which increased product revenue by $2.1 million and a $238 increase in product revenue per unit which increased product revenue by $2.1 million. Product revenue per unit increased from $648 for the three months ended September 30, 2019 to $886 for the three months ended September 30, 2020, which was primarily due to higher attachment rates, improved financing features in our ecommerce platform as well as our strategic partnerships. We expect ecommerce product revenue will continue to grow in the future driven by increases in ecommerce units sold, new product offerings, initiatives to improve product attachment rates and increases in per unit profit.

Vehicle Gross Profit

Ecommerce vehicle gross profit increased $6.3 million, or 122.1%, from $5.2 million for the three months ended September 30, 2019 to $11.5 million for the three months ended September 30, 2020. The increase in vehicle gross profit was primarily attributable to a $373 increase in vehicle gross profit per unit, which increased vehicle gross profit by $3.3 million and the 3,260 increase in ecommerce units sold, which increased vehicle gross profit by $3.0 million for the three months ended September 30, 2020. Vehicle gross profit per unit increased from $929 for the three months ended September 30, 2019 to $1,302 for the three months ended September 30, 2020 primarily attributable to improvements in inbound logistics and reconditioning costs.

As we continue to mature our infrastructure, increase the number of VRCs and optimize our network of VRCs, we expect ecommerce vehicle gross profit per unit to continue to increase in the future driven by reduced costs across acquisitions, logistics and reconditioning.

Product Gross Profit

Ecommerce product gross profit increased $4.2 million, or 117.0%, from $3.6 million for the three months ended September 30, 2019 to $7.8 million for the three months ended September 30, 2020. The increase in ecommerce product gross profit was primarily attributable to the 3,260 increase in ecommerce units sold which increased product gross profit by $2.1 million and a $238 increase in product gross profit per unit which increased product gross profit by $2.1 million for the three months ended September 30, 2020. The increase in product gross profit per unit was primarily attributable to higher attachment rates, improved financing features in our ecommerce platform as well as our strategic partnerships. The increase was partially offset by the lower ASP per unit which reduced the fees we earned on our financing products. We expect ecommerce product gross profit will continue to grow in the future driven by increases in ecommerce units sold, new product offerings, initiatives to improve product attachment rates and increases in per unit profit.

TDA

The following table presents our TDA segment results of operations for the periods indicated:

	Three Months Ended September 30,
	2019	2020	Change	% Change
	(in thousands, except unit data and average days to sale)
TDA units sold	3,282	1,463	(1,819)	(55.4)%
TDA revenue:
Vehicle revenue	$99,234	$35,575	$(63,659)	(64.2)%
Product revenue	3,425	1,380	(2,045)	(59.7)%
Other	447	317	(130)	(29.1)%
Total TDA revenue	$103,106	$37,272	$(65,834)	(63.9)%
TDA gross profit:
Vehicle gross profit	$3,053	$1,295	$(1,758)	(57.6)%
Product gross profit	3,425	1,380	(2,045)	(59.7)%
Other gross profit	172	123	(49)	(28.5)%
Total TDA gross profit	$6,650	$2,798	$(3,852)	(57.9)%
Average vehicle selling price per TDA unit	$30,236	$24,316	$(5,920)	(19.6)%
Gross profit per TDA unit:
Vehicle gross profit per TDA unit	$930	$885	$(45)	(4.8)%
Product gross profit per TDA unit	1,044	943	(101)	(9.7)%
Total gross profit per TDA unit	$1,974	$1,828	$(146)	(7.4)%
TDA average days to sale	50	32	(18)	(36.0)%

TDA units

TDA units sold decreased 1,819, or 55.4%, from 3,282 for the three months ended September 30, 2019 to 1,463 for the three months ended September 30, 2020. The Houston area has been a relative COVID-19 hotspot in the country and, as a result, TDA foot traffic continues to be negatively impacted by the pandemic. In addition, despite the fact that we have dramatically expanded our total inventory in excess of pre-COVID levels, the supply of used vehicles in Houston has not returned to the pre-COVID levels. We believe that TDA units sold will rebound with an eventual recovery in the area, but the timing is uncertain.

Vehicle Revenue

TDA vehicle revenue decreased $63.6 million, or 64.2%, from $99.2 million for the three months ended September 30, 2019 to $35.6 million for the three months ended September 30, 2020. The decrease in TDA vehicle revenue was primarily due to the 1,819 decrease in TDA units sold which decreased TDA vehicle revenue by $55.0 million and a lower ASP per unit, which decreased from $30,236 for the three months ended September 30, 2019 to $24,316 for the three months ended September 30, 2020 and decreased revenue by $8.6 million. We expect our TDA vehicle revenue will continue to be negatively impacted by the COVID-19 pandemic, but the ultimate extent and duration of the impact is uncertain at this time.

Product Revenue

TDA product revenue decreased $2.0 million, or 59.7%, from $3.4 million for the three months ended September 30, 2019 to $1.4 million for the three months ended September 30, 2020. The decrease in TDA product revenue was primarily attributable to the 1,819 decrease in TDA units sold, which decreased TDA product revenue by $1.9 million and the decrease in product revenue per unit which decreased revenue by $0.1 million.

Other Revenue

TDA other revenue decreased $0.1 million, or 29.1%, from $0.4 million for the three months ended September 30, 2019 to $0.3 million for the three months ended September 30, 2020.

Vehicle Gross Profit

TDA vehicle gross profit decreased $1.8 million, or 57.6%, from $3.1 million for the three months ended September 30, 2019 to $1.3 million for the three months ended September 30, 2020. The decrease was primarily attributable to the 1,819 decrease in TDA units sold, which decreased TDA vehicle gross profit by $1.7 million and a decrease in TDA vehicle gross profit per unit, which decreased vehicle gross profit by $0.1 million. We expect our TDA vehicle gross profit to continue to be negatively impacted by the COVID-19 pandemic, but the ultimate extent and duration of the impact is uncertain at this time.

Product Gross Profit

TDA product gross profit decreased $2.0 million, or 59.7% from $3.4 million for the three months ended September 30, 2019 to $1.4 million for the three months ended September 30, 2020. The decrease in TDA product gross profit was primarily attributable to the 1,819 decrease in TDA units sold, which decreased TDA product gross profit by $1.9 million and the decrease in product gross profit per unit which decreased gross profit by $0.1 million.

Other gross profit

TDA other gross profit decreased $0.1 million, or 28.5%, from $0.2 million for the three months ended September 30, 2019 to $0.1 million for the three months ended September 30, 2020.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Three Months Ended September 30,
	2019	2020	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	5,420	6,166	746	13.8%
Wholesale revenue	$59,054	$63,972	$4,918	8.3%
Wholesale gross profit	$247	$3,343	$3,096	1,253.4%
Average selling price per unit	$10,896	$10,375	$(521)	(4.8)%
Wholesale gross profit per unit	$46	$542	$496	1,078.3%

Wholesale Units

Wholesale units sold increased 746, or 13.8%, from 5,420 for the three months ended September 30, 2019 to 6,166 for the three months ended September 30, 2020, primarily driven by an increase in wholesale units purchased from customers.

Wholesale Revenue

Wholesale revenue increased $4.9 million, or 8.3%, from $59.1 million for the three months ended September 30, 2019 to $64.0 million for the three months ended September 30, 2020. The increase was primarily attributable to the 746 increase in wholesale units sold which increased wholesale revenue by $8.1 million, partially offset by a lower ASP per wholesale unit which decreased from $10,896 for the three months ended September 30, 2019 to $10,375 for the three months ended September 30, 2020 and decreased wholesale revenue by $3.2 million.

Wholesale Gross Profit

Wholesale vehicle gross profit increased $3.1 million from $0.2 million for the three months ended September 30, 2019 to $3.3 million for the three months ended September 30, 2020. The increase was primarily attributable to a $496 increase in wholesale gross profit per unit, which increased from $46 per unit to $542 per unit primarily as the result of favorable used car prices.

Selling, general and administrative expenses

	Three Months Ended September 30,
	2019	2020	Change	% Change
	(in thousands)
Compensation & benefits	$19,050	$22,881	$3,831	20.1%
Marketing expense	14,606	15,341	735	5.0%
Outbound logistics	4,255	8,500	4,245	99.8%
Occupancy and related costs	2,770	2,610	(160)	(5.8)%
Professional fees	3,497	1,773	(1,724)	(49.3)%
Other	6,756	10,022	3,266	48.3%
Total selling, general & administrative expenses	$50,934	$61,127	$10,193	20.0%

Selling, general and administrative expenses increased $10.2 million, or 20.0%, from $50.9 million for the three months ended September 30, 2019 to $61.1 million for the three months ended September 30, 2020. The increase was primarily due to a $3.6 million increase in stock-based compensation included within compensation and benefits, a $4.2 million increase in outbound logistics costs partially attributable to the growth in ecommerce units sold, which increased outbound logistics costs by $2.5 million, and increases in market rates of logistics providers, which increased outbound logistics costs by $1.7 million, and a $3.3 million increase in other selling, general, and administrative expenses primarily related to additional insurance costs associated with being a publicly traded company. These increases were offset by a $1.7 million decrease in professional services due to a reduction in consulting expenses, primarily in the finance and reconditioning departments, as a result of completion of certain process improvement projects and hiring more employees.

We expect selling, general and administrative expenses to increase in the future as we scale our business and sell more ecommerce units. We will also continue to invest in and improve our customer experience and invest in expanding our proprietary logistics network including our last-mile delivery operations.

Depreciation and amortization

Depreciation and amortization expenses decreased $0.3 million, or 21.5%, from $1.5 million for three months ended September 30, 2019 to $1.2 million for the three months ended September 30, 2020. The decrease was primarily due to reduced amortization expense as certain intangible assets were fully amortized.

Interest expense

Interest expense decreased $1.5 million, or 40.5%, from $3.8 million for the three months ended September 30, 2019 to $2.3 million for the three months ended September 30, 2020. The decrease was primarily attributable to lower interest rates for the 2020 Vehicle Floorplan Facility as a result of decreases in the1-Month LIBOR rate as well as the repayment of our term loan facility in December 2019.

Interest income

Interest income increased $0.1 million, or 8.3%, from $1.2 million for the three months ended September 30, 2019 to $1.3 million for the three months ended September 30, 2020. The increase in interest income was primarily driven by higher cash and cash equivalent balances as a result of the IPO and follow-on public offering which was offset by lower interest rates.

Nine Months Ended September 30, 2019 and 2020

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Nine Months Ended September 30,
	2019	2020	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	12,606	23,466	10,860	86.1%
Ecommerce revenue:
Vehicle revenue	$381,709	$610,008	$228,299	59.8%
Product revenue	7,212	20,493	13,281	184.2%
Total ecommerce revenue	$388,921	$630,501	$241,580	62.1%
Ecommerce gross profit:
Vehicle gross profit	$14,611	$20,296	$5,685	38.9%
Product gross profit	7,212	20,493	13,281	184.2%
Total ecommerce gross profit	$21,823	$40,789	$18,966	86.9%
Average vehicle selling price per ecommerce unit	$30,280	$25,995	$(4,285)	(14.2)%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$1,159	$865	$(294)	(25.4)%
Product gross profit per ecommerce unit	572	873	301	52.6%
Total gross profit per ecommerce unit	$1,731	$1,738	$7	0.4%
Ecommerce average days to sale	67	62	(5)	(7.5)%

Ecommerce units

Ecommerce units sold increased 10,860, or 86.1%, from 12,606 for the nine months ended September 30, 2019 to 23,466 for the nine months ended September 30, 2020, driven by our increased inventory levels, process improvements in our ecommerce platform and our national advertising campaign which has strengthened our national brand awareness as well as greater consumer acceptance of our business model as a result of the COVID-19 pandemic. Average monthly unique visitors to our website increased from 605,820 for the nine months ended September 30, 2019 to 958,397 for the nine months ended September 30, 2020. We expect ecommerce units sold to continue to grow in the future as we increase our inventory selection and marketing efforts and improve conversion.

Vehicle Revenue

Ecommerce vehicle revenue increased $228.3 million, or 59.8%, from $381.7 million for the nine months ended September 30, 2019 to $610.0 million for the nine months ended September 30, 2020. The increase in ecommerce vehicle revenue was primarily attributable to the 10,860 increase in ecommerce units sold, which increased revenue by $328.8 million, partially offset by a lower ASP per unit, which decreased from $30,280 for the nine months ended September 30, 2019 to $25,995 for the nine months ended September 30, 2020 and decreased revenue by $100.5 million. The decrease in ASP per unit was driven by our strategic decision to reduce vehicle pricing in order to sell pre-COVID-19 inventory during the second quarter of 2020 as well as demand predicted by our data analytics. Since the COVID-19 pandemic, that data has been moving towards lower-priced inventory, which we expect to continue to result in a lower ASP per unit than historical levels. We expect ecommerce vehicle revenue will continue to grow driven by increases in ecommerce units sold.

Product Revenue

Ecommerce product revenue increased $13.3 million, or 184.2%, from $7.2 million for the nine months ended September 30, 2019 to $20.5 million for the nine months ended September 30, 2020. The increase was attributable to the increase in product revenue per unit of $301, which increased product revenue by $7.1 million, and the 10,860 increase in ecommerce units sold which increased product revenue by $6.2 million. Product revenue per unit increased from $572 for the nine months ended September 30, 2019 to $873 for the nine months ended September 30, 2020, which was primarily due to higher attachment rates, improved financing features in our ecommerce platform and our strategic partnerships. We expect ecommerce product revenue will continue to grow in the future driven by increases in ecommerce units sold, new product offerings, initiatives to improve product attachment rates and increases in per unit profit.

Vehicle Gross Profit

Ecommerce vehicle gross profit increased $5.7 million, or 38.9%, from $14.6 million for the nine months ended September 30, 2019 to $20.3 million for the nine months ended September 30, 2020. The increase was attributable to the 10,860 increase in ecommerce units sold which increased vehicle gross profit by $12.6 million partially offset by a lower vehicle gross profit per unit, which decreased vehicle gross profit by $6.9 million. Vehicle gross profit per unit decreased by $294 from $1,159 for the nine months ended September 30, 2019 to $865 for the nine months ended September 30, 2020, primarily attributable to our strategic decision to reduce vehicle pricing in order to drive vehicle sales in the early stage of the COVID-19 pandemic.

As we continue to mature our infrastructure, increase the number of VRCs and optimize our network of VRCs, we expect ecommerce vehicle gross profit per unit to increase in the future driven by reduced costs across acquisitions, logistics and reconditioning.

Product Gross Profit

Ecommerce product gross profit increased $13.3 million, or 184.2%, from $7.2 million for the nine months ended September 30, 2019 to $20.5 million for the nine months ended September 30, 2020. The increase was attributable to the increase in product gross profit per unit of $301, which increased product gross profit by $7.1 million, and the 10,860 increase in ecommerce units sold which increased product gross profit by $6.2 million. Product gross profit per unit increased from $572 for the nine months ended September 30, 2019 to $873 for the nine months ended September 30, 2020, which was primarily due to higher attachment rates, improved financing features in our ecommerce platform and our strategic partnerships. We expect ecommerce product gross profit will continue to grow in the future driven by increases in ecommerce units sold, new product offerings, initiatives to improve product attachment rates and increases in per unit profit.

TDA

The following table presents our TDA segment results of operations for the periods indicated:

	Nine Months Ended September 30,
	2019	2020	Change	% Change
	(in thousands, except unit data and average days to sale)
TDA units sold	9,444	5,608	(3,836)	(40.6)%
TDA revenue:
Vehicle revenue	$271,186	$144,372	$(126,814)	(46.8)%
Product revenue	9,053	5,486	(3,567)	(39.4)%
Other	1,364	1,043	(321)	(23.5)%
Total TDA revenue	$281,603	$150,901	$(130,702)	(46.4)%
TDA gross profit:
Vehicle gross profit	$9,179	$3,313	$(5,866)	(63.9)%
Product gross profit	9,053	5,486	(3,567)	(39.4)%
Other gross profit	598	345	(253)	(42.3)%
Total TDA gross profit	$18,830	$9,144	$(9,686)	(51.4)%
Average vehicle selling price per TDA unit	$28,715	$25,744	$(2,971)	(10.3)%
Gross profit per TDA unit:
Vehicle gross profit per TDA unit	$972	$591	$(381)	(39.2)%
Product gross profit per TDA unit	959	978	19	2.0%
Total gross profit per TDA unit	$1,931	$1,569	$(362)	(18.8)%
TDA average days to sale	49	42	(7)	(14.3)%

TDA units

TDA units sold decreased 3,836, or 40.6%, from 9,444 for the nine months ended September 30, 2019 to 5,608 for the nine months ended September 30, 2020. Although our physical retail location remained open, during the second quarter consumer demand for vehicles at TDA declined significantly due to government mandated “stay-home” orders and other disruptions related to the COVID-19 pandemic. In addition, despite the fact that during the third quarter we dramatically expanded our total inventory in excess of pre-COVID levels, the supply of used vehicles in Houston has not returned to pre-COVID levels.  We believe that TDA units sold will rebound with an eventual recovery in the area, but the timing is uncertain.

Vehicle Revenue

TDA vehicle revenue decreased $126.8 million, or 46.8%, from $271.2 million for the nine months ended September 30, 2019 to $144.4 million for the nine months ended September 30, 2020. The decrease was driven by the 3,836 decrease in TDA units sold, which decreased vehicle revenue by $110.2 million and the lower ASP per unit, which decreased from $28,715 for the nine months ended September 30, 2019 to $25,744 for the nine months ended September 30, 2020 and decreased vehicle revenue by $16.6 million.

Product Revenue

TDA product revenue decreased $3.6 million, or 39.4%, from $9.1 million for the nine months ended September 30, 2019 to $5.5 million for the nine months ended September 30, 2020. The decrease was primarily driven by the 3,836 decrease in TDA units sold.

Other Revenue

TDA other revenue decreased $0.3 million, or 23.5%, from $1.3 million for the nine months ended September 30, 2019 to $1.0 million for the nine months ended September 30, 2020.

Vehicle Gross Profit

TDA vehicle gross profit decreased $5.9 million, or 63.9%, from $9.2 million for the nine months ended September 30, 2019 to $3.3 million for the nine months ended September 30, 2020. The decrease was attributable to the 3,836 decrease in TDA units sold, which decreased vehicle gross profit by $3.7 million and a decrease in TDA vehicle gross profit per unit of $381, which decreased vehicle gross profit by $2.2 million. We expect our vehicle gross profit to continue to be negatively impacted by the COVID-19 pandemic but the ultimate extent and duration of the impact is uncertain at this time.

Product Gross Profit

TDA product gross profit decreased $3.6 million, or 39.4%, from $9.1 million for the nine months ended September 30, 2019 to $5.5 million for the nine months ended September 30, 2020. The decrease was primarily driven by the 3,836 decrease in TDA units sold.

Other gross profit

TDA other gross profit decreased $0.3 million, or 42.3%, from $0.6 million for the nine months ended September 30, 2019 to $0.3 million for the nine months ended September 30, 2020.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Nine Months Ended September 30,
	2019	2020	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	16,046	14,110	(1,936)	(12.1)%
Wholesale revenue	$165,705	$170,469	$4,764	2.9%
Wholesale gross profit	$875	$1,506	$631	72.1%
Average selling price per unit	$10,327	$12,081	$1,754	17.0%
Wholesale gross profit per unit	$55	$107	$52	94.5%

Wholesale Units

Wholesale units sold decreased 1,936, or 12.1%, from 16,046 for the nine months ended September 30, 2019 to 14,110 for the nine months ended September 30, 2020, primarily driven by a decrease in the number of trade-in vehicles as a result of the decrease in number of TDA units sold.

Wholesale Revenue

Wholesale revenue increased $4.8 million, or 2.9%, from $165.7 million for the nine months ended September 30, 2019 to $170.5 million for the nine months ended September 30, 2020. The increase in wholesale revenue was attributable to a higher ASP per unit which increased from $10,327 million for the nine months ended September 30, 2019 to $12,081 for the nine months ended September 30, 2020 and increased revenue by $24.8 million, offset by the 1,936 decrease in wholesale units sold, which decreased wholesale revenue by $20.0 million. The increase in ASP per unit was primarily driven by the sale of retail quality vehicles through the wholesale auctions as we initially reduced our inventory levels in order to respond to decreased consumer demand due to the COVID-19 pandemic.

Wholesale Gross Profit

Wholesale vehicle gross profit increased $0.6 million, or 72.1%, from $0.9 million for the nine months ended September 30, 2019 to $1.5 million for the nine months ended September 30, 2020. The increase was primarily attributable to a $52 increase in wholesale gross profit per unit.

Selling, general and administrative expenses

	Nine Months Ended September 30,
	2019	2020	Change	% Change
	(in thousands)
Compensation & benefits	$52,018	$63,821	$11,803	22.7%
Marketing expense	34,442	44,829	10,387	30.2%
Outbound logistics	9,199	19,762	10,563	114.8%
Occupancy and related costs	8,041	7,574	(467)	(5.8)%
Professional fees	9,378	5,697	(3,681)	(39.3)%
Other	18,131	25,735	7,604	41.9%
Total selling, general & administrative expenses	$131,209	$167,418	$36,209	27.6%

Selling, general and administrative expenses increased $36.2 million, or 27.6%, from $131.2 million for the nine months ended September 30, 2019 to $167.4 million for the nine months ended September 30, 2020. The increase was primarily due to an $11.8 million increase in compensation and benefits partially due to an increase in employee headcount throughout the organization as our business scales, as well as a $3.6 million increase in stock-based compensation included within compensation and benefits, a $10.6 million increase in outbound logistics costs attributable to the growth in our ecommerce business, a $10.4 million increase in advertising and marketing efforts as we expanded our national broad-reach advertising, and a $7.6 million increase in other selling, general and administrative expenses, primarily related to increases in volume-based subscription fees as our business continues to scale and additional insurance costs associated with being a publicly traded company. The increases were partially offset by a $3.7 million decrease in professional services due to a reduction in consulting expenses, primarily in the finance and reconditioning departments, as a result of completion of certain process improvement projects and hiring more employees.

Depreciation and amortization

Depreciation and amortization expenses decreased $1.4 million, or 28.8%, from $4.6 million for the nine months ended September 30, 2019 to $3.2 million for the nine months ended September 30, 2020. The decrease was primarily due to reduced amortization expense as certain intangible assets were fully amortized.

Interest expense

Interest expense decreased $3.5 million, or 35.6%, from $9.9 million for the nine months ended September 30, 2019 to $6.4 million for the nine months ended September 30, 2020. The decrease was primarily attributable to the repayment of our term loan facility in December 2019 as well as lower interest rates for the 2020 Vehicle Floorplan Facility as a result of decreases in the 1-Month LIBOR rate.

Interest Income

Interest income decreased $0.5 million, or 11.1%, from $4.5 million for the nine months ended September 30, 2019 to $4.0 million for the nine months ended September 30, 2020. The decrease in interest income was primarily driven decreases in deposits with Ally Bank, lower interest rate yields, and decreases in the LIBOR rate.

Revaluation of preferred stock warrant

The increase in revaluation of preferred stock warrant of $20.0 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020 was related to the revaluation of the warrant to purchase Series F preferred stock which was converted to the warrant to purchase common stock upon the IPO and subsequently exercised in June 2020.

Liquidity and Capital Resources

Our operations historically have been financed primarily from the sale of redeemable convertible preferred stock and borrowings under our Vehicle Floorplan Facility. On June 11, 2020, we completed our IPO in which we sold 24,437,500 shares of our common stock, which included 3,187,500 shares sold pursuant to the exercise by the underwriters of an over-allotment option to purchase additional shares, for proceeds of $504.0 million, net of the underwriting discount and before deducting offering expenses of $7.5 million. On September 15, 2020, we completed our follow-on public offering in which we sold 10,800,000 shares of common stock for proceeds of $569.5 million, net of the underwriting discount and before deducting offering expenses of $1.5 million. As of September 30, 2020, we had cash and cash equivalents of $1,161.4 million.

We anticipate that our existing cash and cash equivalents and the 2020 Vehicle Floorplan Facility will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months from the date of this Form 10-Q. For the nine months ended September 30, 2020, we had negative cash flow from operations of approximately $182.9 million. We generated a net loss of approximately $37.9 million and $142.1 million for the three and nine months ended September 30, 2020, respectively. We have not been profitable since our inception in 2012 and had an accumulated deficit of approximately $717.2 million as of September 30, 2020. We expect to incur additional losses in the future.

We historically have funded vehicle inventory purchases primarily through our Vehicle Floorplan Facility. Our cash flows from operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Our future capital requirements will depend on many factors, including our rate of revenue growth, our efforts to reduce costs per unit, the expansion of our inventory and sales and marketing activities, investment in our reconditioning and logistics operations, and enhancements to our ecommerce platform. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations and financial condition could be adversely affected.

Vehicle Financing

As of September 30, 2020, we finance our inventory with a vehicle floorplan facility (the “2020 Vehicle Floorplan Facility”) with Ally Bank, which provides a committed credit line of up to $450.0 million.

The amount of credit available to us under the 2020 Vehicle Floorplan Facility is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by us within the three immediately preceding months. Approximately $12.1 million was available under this facility as of September 30, 2020. In October 2020, we amended our 2020 Vehicle Floorplan Facility to extend the maturity date to September 30, 2022. The amendment requires us to pay an availability fee on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined. We are subject to financial covenants that require us to maintain a certain level of equity in the vehicles that are financed, to maintain at least 7.5% of the credit line in cash and cash equivalents and to maintain 10% of the monthly credit line availability on deposit with Ally Bank. We were required to pay an upfront commitment fee upon execution of the amendment.

Outstanding borrowings are due as the vehicles financed are sold, or in any event, on the maturity date. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the 1-Month LIBOR rate applicable in the immediately preceding month plus a spread of 425 basis points.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2020:

	Nine Months Ended September 30,
	2019	2020	Change	% Change
	(in thousands)
Net cash used in operating activities	$(180,028)	$(182,874)	$(2,846)	1.6%
Net cash used in investing activities	(2,024)	(5,057)	(3,033)	149.9%
Net cash provided by financing activities	87,652	1,157,667	1,070,015	1220.7%
Net (decrease) increase in cash and cash equivalents and restricted cash	(94,400)	969,736	1,064,136	(1,127.3)%
Cash and cash equivalents and restricted cash at beginning of period	163,509	219,587	56,078	34.3%
Cash and cash equivalents and restricted cash at end of period	$69,109	$1,189,323	$1,120,214	1620.9%

Operating Activities

Net cash flows used in operating activities increased from $180.0 million for the nine months ended September 30, 2019 to $182.9 million for the nine months ended September 30, 2020. The increase is primarily attributable to $16.9 million in incremental net loss after reconciling adjustments for the nine months ended September 30, 2020, as compared to nine months ended September 30, 2019 offset by changes in working capital.

We finance substantially all our inventories with the 2020 Vehicle Floorplan Facility. In accordance with U.S. GAAP relating to the statement of cash flows, we report all cash flows arising in connection with the 2020 Vehicle Floorplan Facility, as a financing activity in our statement of cash flows.

Investing Activities

Net cash flows used in investing activities increased $3.1 million, from $2.0 million for the nine months ended September 30, 2019 to $5.1 million for the nine months ended September 30, 2020, primarily as a result of an increase in capitalization of software development costs.

Financing Activities

Net cash flows provided by financing activities increased $1,070.0 million from $87.7 million for the nine months ended September 30, 2019 to $1,157.7 million for the nine months ended September 30, 2020. The increase was primarily related to $497.2 million of net proceeds received upon completion of the IPO net of cash paid for offering expenses related to the IPO, $569.3 million of net proceeds received upon completion of the follow-on public offering net of cash paid for offering expenses related to the follow-on public offering, and the issuance of $21.7 million of Series H preferred stock, net of issuance costs paid. These increases were partially offset by a net decrease in cash of $17.9 million related to our Vehicle Floorplan Facility. Proceeds from and payments for our Vehicle Floorplan Facility decreased from a net cash inflow of $93.4 million for the nine months ended September 30, 2019 to $75.5 million for the nine months ended September 30, 2020.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations or commitments outside of the ordinary course of business as compared to those described in our Prospectus (File No. 333-248655) filed pursuant to Rule 424(b)(4) on September 11, 2020.

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

Interest Rate Risk

As of September 30, 2020, we had an outstanding balance under the 2020 Vehicle Floorplan Facility of $249.0 million. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the 1-Month LIBOR rate applicable in the immediately preceding month, plus a spread of 425 basis points. A hypothetical 10% change in interest rates during the periods presented would result in a change to interest expense of $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

We have concluded that these material weaknesses arose because, as a private company, we did not have the necessary business processes, systems, personnel and related internal controls. In the year ended December 31, 2019, we undertook measures to address material weaknesses in our internal controls. In particular, we (i) hired additional finance and accounting personnel with expertise in preparation of financial statements and account reconciliations; (ii) further developed and documented our accounting policies; and (iii) hired a director responsible for implementation of information technology general controls. In addition, in the year ending December 31, 2020, we continue to take steps to remediate these material weaknesses, including:

•	hiring additional qualified accounting, financial reporting and information technology personnel with public company experience;

•	providing additional training for our personnel on internal control over financial reporting;

•	implementing new financial systems and processes;

•	implementing additional review controls and processes and requiring timely account reconciliation and analyses;

•	implementing processes and controls to better identify and manage segregation of duties; and

•	engaging an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting. Except as otherwise described herein, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors disclosed under the heading “Risk Factors” in our Prospectus (File No. 333-248655) filed pursuant to Rule 424(b)(4) on September 11, 2020 (the “Prospectus”), are hereby incorporated by reference into this Part II, Item 1A of this Quarterly Report on Form 10-Q, except for the risk factors captioned “Our management team will have immediate and broad discretion over the use of the net proceeds from this offering and may not use them effectively” and “Investors in this offering will experience immediate and substantial dilution of $45.01 per share.”  Our operations and financial results are subject to various risks and uncertainties including those disclosed therein. If any of those risks or others not specified materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock. We provide below the material changes to our risk factors described in the Prospectus:

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

The COVID-19 pandemic rapidly escalated in the United States, creating significant uncertainty and economic disruption, and leading to record levels of unemployment nationally. Numerous state and local jurisdictions imposed, and others in the future may impose, shelter-in-place orders, quarantines, shut-downs of non-essential businesses, and similar government orders and restrictions on their residents to control the spread of COVID-19. While some such orders or restrictions have been lifted in certain jurisdictions, certain of those orders have been re-instated, new orders have been imposed and future orders may be imposed as the COVID-19 pandemic continues to spread in waves nationwide. Such orders or restrictions have resulted in temporary facility closures (including certain of our third-party VRCs), work stoppages, slowdowns and travel restrictions, among other effects, thereby adversely impacting our operations.  Due to the evolving nature of the COVID-19 crisis, we continue to monitor the situation closely and assess the impact on our business. We expect our operations will continue to be adversely impacted through the end of 2020 and continuing into 2021, however, the magnitude and duration of the ultimate impact is impossible to predict with certainty due to:

•	uncertainties regarding the duration of the COVID-19 pandemic and the length of time over which the disruptions caused by COVID-19 will continue;
•	the impact of governmental orders and regulations that have been, and may in the future be, imposed in response to the pandemic;
•	the impact of COVID-19 on VRCs, wholesale auctions, state DMV titling and registration services, third party vehicle carriers and other third parties on which we rely;
•	uncertainty as to the impact future increases in transmission could have on our ability to fully staff portions of our business;
•	the deterioration of economic conditions in the United States, as well as high unemployment levels, which could have an adverse impact on discretionary consumer spending;
•	uncertainty regarding the potential for, timing and duration of, and severity of future waves of the COVID-19 crisis;
•

uncertainty as to whether and to what degree governmental economic relief will be provided to soften the negative economic effects of the COVID-19 crisis and the resulting governmental orders and restrictions; and

•	the timing, availability, efficacy and impact of potential vaccines and treatments for COVID-19 that are under development.

In response to the COVID-19 disruptions, we implemented a number of measures designed to protect the health and safety of our workforce. These measures include restrictions on non-essential business travel, the institution of work-from-home policies wherever feasible and the implementation of strategies for workplace safety at our facilities that remain open. We are following the guidance from public health officials and government agencies, including limiting the number of employees in our office facilities, implementation of enhanced cleaning measures, social distancing guidelines, wearing of masks, eliminating non-essential vendor / guest visitation, and requiring health attestations and temperature checks prior to entering facilities, in each case subject to local requirements in that location. Seating, signage, and cleaning materials have been added to ensure adherence to best practices for employee health and safety during this pandemic. Where feasible, we operate on a rotating team schedule to reduce exposure and also require any diagnosed or exposed employees to self-isolate for up to two weeks before returning to work. Nevertheless, these actions may not be sufficient to prevent a material disruption in our workforce.

Both TDA and our back-office facility in Houston continued to remain open during the three months ended September 30, 2020 and through the date of this Form 10-Q. However, as a result of the continuing impact of the COVID-19 pandemic, we have seen a significant reduction in foot traffic at TDA, and a decline in our unit sales at TDA, despite higher overall unit sales. We also have experienced disruptions in our logistics network and productivity challenges in our back-office operations. As COVID-19 disruptions continue, we are unsure when TDA will return to normal operations and when the other negative effects on our business will subside. As a result of these developments, our business, results of operations, cash flows and financial condition for fiscal year 2020 have been and will be significantly affected by the COVID-19 disruptions and could continue to be adversely impacted in the future. There is no assurance the measures we have taken or may take in the future will be successful in managing the uncertainties caused by COVID-19.

The extent to which COVID-19 ultimately impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of the COVID-19 outbreak and the effectiveness of actions taken to contain the COVID-19 outbreak or treat its impact, among others. The ultimate consequences of the COVID-19 pandemic cannot be predicted with certainty, but it could have a material effect on our business, operating results, financial condition and prospects.

In addition to the COVID-19 disruptions adversely impacting our business and financial results, they may also have the effect of heightening many of the other risks described in “Risk Factors,” including risks relating to changes in consumer demand; our limited operating history; our ability to generate sufficient revenue to generate positive cash flow; the operation of, and concentration of our revenues and gross profit from TDA; our relationships with third party customer experience teams; the availability of third-party providers to deliver our vehicles to customers nationwide; the operation of our VRCs by us and our third party service providers; the current geographic concentration of reconditioning services and store inventory; our level of indebtedness; our agreement with a single lender to finance our vehicle inventory purchases and the expiration of such agreement; our access to desirable vehicle inventory; regulatory restrictions; and the shift by traditional dealers to online sales and deliveries.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

There were no unregistered equity securities sold from July 1, 2020 to September 30, 2020.

Use of Proceeds from Public Offering of Common Stock

On June 11, 2020, we completed our IPO, in which we sold 24,437,500 shares of common stock at a price to the public of $22.00 per share, including 3,187,500 shares sold in connection with the exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-238482), as amended, which was declared effective by the SEC on June 8, 2020. We raised $504.0 million in net proceeds after deducting underwriting discounts and commissions and before deducting offering expenses of $7.5 million. No payments were made by us to directors, officers, or persons owning 10 percent or more of our capital stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 9, 2020 pursuant to Rule 424(b)(4). We invested the funds received in accordance with our board approved investment policy, which provides for investments in money market instruments and registered money market funds. The managing underwriters of our IPO were Goldman Sachs & Co. LLC, BofA Securities, Allen & Company LLC, and Wells Fargo Securities. Following the sale of the shares in connection with the IPO, the offering terminated.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Vroom, Inc.	10-Q	001-39315	3.1	August 13, 2020

3.2	Amended and Restated Bylaws of Vroom, Inc.	10-Q	001-39315	3.2	August 13, 2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-238482	4.1	June 1, 2020

10.1	Second Amendment to Inventory Financing and Security Agreement, dated October 1, 2020 by and among Ally Bank, Ally Financial, Inc., Left Gate Property Holding, LLC and Vroom, Inc.					X

10.2	Nominee and Indemnity Agreement, dated September 1, 2020, by and among Catterton Management Company, L.L.C. as investment manager of CGP2 Lone Star, L.P., Scott Dahnke and Vroom, Inc.	S-1/A	333-248655	10.20	September 8, 2020

10.3	Nominee and Indemnity Agreement, dated September 1, 2020, by and among Catterton Management Company, L.L.C. as investment manager of CGP2 Lone Star, L.P., Michael Farello and Vroom, Inc.	S-1/A	333-248655	10.21	September 8, 2020

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						XX

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						XX

101.INS	XBRL Instance Document						X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

101.SCH	XBRL Taxonomy Extension Schema Document						X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document						X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document						X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document						X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: November 12, 2020	By:	/s/ Paul J. Hennessy
Paul J. Hennessy
Chief Executive Officer
(principal executive officer)

Date: November 12, 2020	By:	/s/ Dave Jones
Dave Jones
Chief Financial Officer
(principal financial and accounting officer)