Form 10-Q
period 2021-03-31
Vroom, Inc.
filed 2021-05-12
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 10, 2021, 136,456,295 shares of the registrants’ common stock were outstanding.

		Page
Part I - Financial Information		5
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (unaudited)	5
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three Months Ended March 31, 2021 and 2020 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 4.	Controls and Procedures	44
Part II - Other Information		46
Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
	Signatures	49

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

•

our common stock price may be volatile and the value of our common stock may decline regardless of our operating performance, and you may not be able to resell your shares at or above the price which you paid for them;

•we are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations; and

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of	As of
	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$940,287	$1,056,213
Restricted cash	26,550	33,826
Accounts receivable, net of allowance of $4,380 and $2,803, respectively	93,215	60,576
Inventory	337,696	423,647
Prepaid expenses and other current assets	24,724	23,617
Total current assets	1,422,472	1,597,879
Property and equipment, net	16,937	15,092
Intangible assets, net	32,912	34
Goodwill	159,306	78,172
Operating lease right-of-use assets	18,569	17,137
Other assets	16,511	15,742
Total assets	$1,666,707	$1,724,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,840	$32,925
Accrued expenses	71,966	59,405
Vehicle floorplan	253,038	329,231
Deferred revenue	48,236	24,822
Operating lease liabilities, current	6,365	6,052
Other current liabilities	32,700	30,275
Total current liabilities	455,145	482,710
Operating lease liabilities, excluding current portion	13,457	12,093
Other long-term liabilities	2,504	2,151
Total liabilities	471,106	496,954
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 136,303,301 and 134,043,969 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	134	132
Additional paid-in-capital	2,050,527	2,004,841
Accumulated deficit	(855,060)	(777,871)
Total stockholders’ equity	1,195,601	1,227,102
Total liabilities and stockholders’ equity	$1,666,707	$1,724,056

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Retail vehicle, net	$454,323	$308,710
Wholesale vehicle	118,024	55,578
Product, net	15,572	11,044
Other	3,199	440
Total revenue	591,118	375,772
Cost of sales	554,942	357,385
Total gross profit	36,176	18,387
Selling, general and administrative expenses	109,114	58,380
Depreciation and amortization	2,594	966
Loss from operations	(75,532)	(40,959)
Interest expense	3,812	2,826
Interest income	(2,296)	(1,956)
Revaluation of preferred stock warrant	—	(790)
Other income, net	(15)	(33)
Loss before provision for income taxes	(77,033)	(41,006)
Provision for income taxes	156	53
Net loss	$(77,189)	$(41,059)
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(4.85)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	135,497,511	8,471,456

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	83,568,628	$874,332	8,650,922	$8	$—	$(573,860)	$(573,852)
Stock-based compensation	—	$—	—	$—	$600	$—	$600
Exercise of stock options	—	—	2,774	—	6	—	6
Repurchase of common stock	—	—	(200,000)	—	(606)	(1,212)	(1,818)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	1,964,766	26,714	—	—	—	—	—
Net loss	—	—	—	—	—	(41,059)	(41,059)
Balance at March 31, 2020	85,533,394	$901,046	8,453,696	$8	$—	$(616,131)	$(616,123)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	—	$—	134,043,969	$132	$2,004,841	$(777,871)	$1,227,102
Issuance of common stock for acquisition of business	—	$—	1,072,117	$1	$39,029	$—	$39,030
Fair value of unvested stock options assumed in acquisition of business	—	—	—	—	1,017	—	1,017
Stock-based compensation	—	—	—	—	2,820	—	2,820
Exercise of stock options	—	—	687,336	1	2,820	—	2,821
Vesting of restricted stock units	—	—	499,879	—	—	—	—
Net loss	—	—	—	—	—	(77,189)	(77,189)
Balance at March 31, 2021	—	$—	136,303,301	$134	$2,050,527	$(855,060)	$1,195,601

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(77,189)	$(41,059)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,906	970
Amortization of debt issuance costs	281	94
Stock-based compensation expense	2,820	600
Provision for inventory obsolescence	(2,551)	4,427
Revaluation of preferred stock warrant	—	(790)
Other	1,813	306
Changes in operating assets and liabilities:
Accounts receivable	(33,140)	(4,530)
Inventory	88,502	21,702
Prepaid expenses and other current assets	(1,127)	(2,084)
Other assets	(650)	(807)
Accounts payable	9,568	(2,937)
Accrued expenses	12,194	(847)
Deferred revenue	23,376	(4,499)
Other liabilities	2,751	4,309
Net cash provided by (used in) operating activities	29,554	(25,145)
Investing activities
Purchase of property and equipment	(3,239)	(1,699)
Acquisition of business, net of cash acquired	(76,145)	—
Net cash used in investing activities	(79,384)	(1,699)
Financing activities
Proceeds from vehicle floorplan	396,849	293,854
Repayments of vehicle floorplan	(473,042)	(302,149)
Payment of vehicle floorplan upfront commitment fees	—	(1,125)
Proceeds from the issuance of redeemable convertible preferred stock, net	—	21,694
Repurchase of common stock	—	(1,818)
Payments of costs related to IPO	—	(828)
Proceeds from exercise of stock options	2,821	6
Other financing activities	—	(34)
Net cash (used in) provided by financing activities	(73,372)	9,600
Net decrease in cash, cash equivalents and restricted cash	(123,202)	(17,244)
Cash, cash equivalents and restricted cash at the beginning of period	1,090,039	219,587
Cash, cash equivalents and restricted cash at the end of period	$966,837	$202,343

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,525	$2,743
Supplemental disclosure of non-cash investing and financing activities:
Costs related to IPO included in accrued expenses and accounts payable	$—	$2,162
Issuance of common stock for acquisition of business	$39,030	$—
Fair value of unvested stock options assumed for acquisition of business	$1,017	$—
Accrued property and equipment expenditures	$136	$289

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

In December 2015, the Company acquired Houston-based Left Gate Property Holding, LLC (d/b/a Texas Direct Auto and Vroom). The acquisition included the Company's proprietary vehicle reconditioning center, the Texas Direct Auto ("TDA") dealership, and Sell Us Your Car® centers. Left Gate Property Holding, LLC was renamed Vroom Automotive, LLC in March 2021, and is the primary operating entity for the Company's purchases and sales of used vehicles. In January 2021, the Company acquired Vast Holdings, Inc.(d/b/a CarStory).

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

Initial Public Offering

The Company closed its IPO on June 11, 2020 in which it sold 24,437,500 shares of common stock at the public offering price of $22.00 per share, including 3,187,500 shares sold pursuant to exercise by the underwriters of their option to purchase additional shares. The Company received proceeds of $504.0 million from the IPO, net of the underwriting discount and before deducting offering expenses of $7.5 million. In addition, in accordance with their terms, all shares of the Company’s outstanding redeemable convertible preferred stock were automatically converted into common stock upon the closing of the IPO.

Follow-on Public Offering

The Company closed its follow-on public offering on September 15, 2020 in which it sold 10,800,000 shares of common stock at the public offering price of $54.50 per share. The Company received proceeds of $569.5 million from the offering, net of the underwriting discount and before deducting offering expenses of $1.5 million.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2020, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2020.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2021 and its results of operations for the three months ended March 31, 2021 and 2020. The results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the current fiscal year or any other future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Due to the evolving and uncertain nature of the COVID-19 pandemic, it is reasonably possible that it could materially impact the Company’s estimates, particularly those noted above that require consideration of forecasted financial information, in the near to medium term. The ultimate impact will depend on numerous evolving factors that the Company may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and other economic and operational conditions the Company may face.

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the three months ended March 31, 2021 and 2020. Accordingly, net loss and comprehensive loss are the same for the periods presented.

Restricted Cash

Restricted cash includes cash deposits required under letter of credit agreements as explained in Note 10 – Commitments and Contingencies. As of March 31, 2021 and December 31, 2020, restricted cash also includes $24.7 million and $31.6 million, respectively, of cash deposits required under the Company’s 2020 Vehicle Floorplan Facility as explained in Note 9 – Vehicle Floorplan Facilities.

Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company will continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to the Company’s condensed consolidated statement of operations.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Advertising

Advertising costs are expensed as incurred and are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations. Advertising expenses were $29.6 million and $17.9 million for the three months ended March 31, 2021 and 2020, respectively.

Shipping and Handling

The Company’s logistics costs related to transporting its used vehicle inventory primarily include third-party transportation fees. The portion of these costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility is included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfil contracts with customers and are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were $15.4 million and $5.8 million for the three months ended March 31, 2021 and 2020, respectively.

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

For the three months ended March 31, 2021 and 2020, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of March 31, 2021 and December 31, 2020.

Liquidity

The Company has had negative cash flows and losses from operations since inception which it has funded primarily through issuances of common and preferred stock. The Company has historically funded vehicle inventory purchases through a vehicle floorplan facility. As further discussed in Note 9 – Vehicle Floorplan Facilities, the Company entered into a new facility in March 2020 which increased the borrowing capacity to $450.0 million. In October 2020, the Vehicle Floorplan Facility was amended to extend the maturity date to September 2022.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

expenses” over the term of the RA agreement commencing on the launch date. The grant date fair value of the potential shares to be issued will be recognized within “Selling, general and administrative expenses” as sales of Vroom’s inventory associated with the Rocket Auto platform occur and such shares are earned.

Accounting Standards Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The Company adopted the guidance on January 1, 2021 which did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

A portion of the fees earned on these products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of March 31, 2021 and December 31, 2020, the Company’s reserve for chargebacks was $4.7 million and $3.8 million, respectively, of which $2.2 million and $1.7 million, respectively, are included within “Accrued expenses” and $2.5 million and $2.1 million, respectively, are included in “Other long-term liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to revenues in the period identified. As of March 31, 2021 and December 31, 2020, the Company recognized $12.1 million and $11.5 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, of which $0.9 million and $0.8 million, respectively, are included within “Prepaid expenses and other current assets” and $11.2 million and $10.7 million, respectively, are included within “Other assets.”

Other Revenue

Other revenue consists of labor and parts revenue earned by the Company for vehicle repair services at TDA and, commencing in the first quarter of 2021, revenue from CarStory.

Contract Costs

The Company has elected, as a practical expedient, to expense sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

4. Acquisition

On January 7, 2021, the Company completed the acquisition of 100% of Vast Holdings, Inc. (d/b/a CarStory), a leader in AI-powered analytics and digital services for automotive retail. Leveraging its machine learning, CarStory brings predictive market data to the Company’s national ecommerce and vehicle operations platform. The Company expects CarStory to continue to offer its digital retailing services to dealers, automotive financial services companies and others in the automotive industry. The financial results of CarStory were included in the condensed consolidated financial statements from the date of acquisition and were not material for the three months ended March 31, 2021. The transaction costs associated with its acquisition were not material for the three months ended March 31, 2021. Pro forma results of operations have not been presented as the effect of this acquisition was not material to the condensed consolidated financial statements.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The fair value of the consideration transferred to acquire Vast Holdings, Inc. was approximately $117.1 million at the acquisition date and consisted of the following (in thousands):

Fair Value
Cash	$77,010
Common stock issued (1)	39,030
Fair value of unvested stock options assumed (2)	1,017
Total	$117,057

(1)

The Company issued 1,072,117 shares of common stock. The fair value of common stock was determined based on the closing market price on the date of acquisition discounted for a lack of marketability of 10.0% to account for the 180 day lock up period.

(2)

The fair value of the unvested stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.0392 was applied to convert CarStory’s outstanding equity awards for CarStory's common stock into equity awards for shares of the Company's common stock.

The following table summarizes the fair value of the identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Fair Value
Cash and cash equivalents	$865
Accounts receivable, prepaid expenses and other current assets	1,330
Property and equipment and other assets	371
Intangible Assets	34,300
Goodwill	81,134
Current liabilities	(943)
Net assets acquired	$117,057

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes. Goodwill is primarily attributable to the workforce of the acquired business and benefits related to expanded market opportunities from integrating CarStory's technology with the Company's ecommerce offerings. All of the goodwill was assigned to the ecommerce reportable segment.

The following table summarizes the preliminary identifiable intangible assets acquired and their estimated weighted average useful life at the date of acquisition (in thousands):

	Fair Value	Weighted Average Useful Life
Developed technology	$25,700	5
Trademarks	5,200	8
Customer relationships	3,400	8
Total intangible assets subject to amortization	$34,300

Developed technology, most of which is protected by a patent portfolio, represents the fair value of CarStory’s industry-specific AI powered analytics software. Trademarks represent the CarStory trademarks, trade names and domain names.

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The estimated fair value of the intangible assets acquired was determined using a discounted cash flow (DCF) method under the income approach. Under this approach, the Company estimates future cash flows and discounts these cash flows at a rate of return that reflects the Company’s relative risk. The allocation of the total consideration transferred to the assets

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

acquired, including intangible assets and goodwill, as well as the liabilities assumed is preliminary, pending the receipt of the final third-party valuation report.

5. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Vehicles	$335,703	$421,458
Parts and accessories	1,993	2,189
Total inventory	$337,696	$423,647

As of March 31, 2021 and December 31, 2020, “Inventory” includes an adjustment of $10.4 million and $12.9 million, respectively, to record the balances at the lower of cost or net realizable value.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Equipment	$1,009	$1,061
Furniture and fixtures	1,778	1,746
Company vehicles	6,174	5,002
Leasehold improvements	7,094	7,068
Internal-use software	12,057	10,552
Other	3,634	2,997
	31,746	28,426
Accumulated depreciation and amortization	(14,809)	(13,334)
Property and equipment, net	$16,937	$15,092

Depreciation and amortization expense was $1.5 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. Depreciation and amortization expense included within “Cost of sales” in the condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020 was not material.

Implementation costs capitalized and accumulated amortization related to the Company’s cloud computing arrangements were $3.9 million and $1.2 million as of March 31, 2021, respectively, and $3.6 million and $1.0 million as of December 31, 2020, respectively, and were included within “Other assets” in the condensed consolidated balance sheets. Amortization expense of $0.3 million and $0.2 million was included within “Selling, general and administrative expenses” in the condensed statements of operations for the three months ended March 31, 2021 and 2020, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the carrying value of goodwill by reportable segment for the three months ended March 31, 2021 and 2020 (in thousands):

	Ecommerce	Wholesale	TDA	Total
Balance as of December 31, 2019	$72,231	$1,720	$4,221	$78,172
Change in carrying amount	—	—	—	—
Balance as of March 31, 2020	$72,231	$1,720	$4,221	$78,172
Balance as of December 31, 2020	$72,231	$1,720	$4,221	$78,172
Acquisition	81,134	—	—	81,134
Balance as of March 31, 2021	$153,365	$1,720	$4,221	$159,306

Refer to Note 4 – Acquisition for more information related to the acquisition that occurred in the three months ended March 31, 2021.

Intangible Assets

Intangibles assets, net consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Developed Technology	$25,700	$—
Trademarks	5,240	40
Customer Relationships	3,400	—
Other	252	252
	34,592	292
Accumulated Amortization	(1,680)	(258)
Intangible assets, net	$32,912	$34

Refer to Note 4 – Acquisition for more information related to the acquisition that occurred in the three months ended March 31, 2021.

Amortization expense for intangible assets was $1.4 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

The estimated amortization expense for intangible assets subsequent to March 31, 2021 consists of the following (in thousands):

Year Ending December 31:
For remainder of 2021	$4,705
2022	6,220
2023	6,215
2024	6,215
2025	6,215
Thereafter	3,342
$32,912

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued marketing expenses	$12,696	$9,106
Vehicle related expenses	14,555	13,062
Sales taxes	22,789	15,443
Accrued compensation and benefits	8,151	5,749
Accrued professional services	3,174	4,890
Other	10,601	11,155
Total accrued expenses	$71,966	$59,405

The Company’s other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Vehicle payable	$23,289	$25,086
Other	9,411	5,189
Total other current liabilities	$32,700	$30,275

9. Vehicle Floorplan Facilities

In 2020, the Company entered into a new vehicle floorplan facility with Ally Bank and Ally Financial (the “2020 Vehicle Floorplan Facility”). The 2020 Vehicle Floorplan Facility provides a committed credit line of up to $450.0 million which is scheduled to expire in September 30, 2022.The amount of credit available is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by the Company within the immediately preceding three-month period. As of March 31, 2021, the borrowing capacity of the 2020 Vehicle Floorplan Facility was $415.2 million, of which $162.2 million was unutilized.

Outstanding borrowings related to the 2020 Vehicle Floorplan Facility are due as the vehicles financed are sold, or in any event, on the maturity date. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the 1-Month LIBOR rate applicable in the immediately preceding month plus a spread of 425 basis points. The 2020 Vehicle Floorplan Facility is collateralized by the Company’s vehicle inventory and certain other assets and the Company is subject to covenants that require it to maintain a certain level of equity in the vehicles that are financed, to maintain at least 7.5% of the outstanding borrowings in cash and cash equivalents, and to maintain 10% of the daily floorplan principal balance outstanding on deposit with Ally Bank. The Company is required to pay an availability fee each quarter on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined.

As of March 31, 2021 and December 31, 2020, outstanding borrowings on the 2020 Vehicle Floorplan Facility were $253.0 million and $329.2 million, respectively.

Interest expense incurred by the Company for the 2020 Vehicle Floorplan Facility was $3.8 million and $2.7 million for the three months ended March 31, 2021 and 2020, respectively, which are recorded within “Interest expense” in the condensed consolidated statements of operations. The weighted average interest rate on the vehicle floorplan borrowings was 4.37% and 4.39% as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021 and December 31, 2020, the Company was in compliance with all covenants related to the 2020 Vehicle Floorplan Facility.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the 2020 Vehicle Floorplan Facility, the Company entered into credit balance agreements with Ally Bank and Ally Financial that permit the Company to deposit cash with the bank for the purpose of reducing the amount of interest payable for borrowings. Interest credits earned by the Company were $2.2 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively, which are recorded within “Interest income” in the condensed consolidated statements of operations.

10. Commitments and Contingencies

Litigation

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business and an unfavorable resolution of any of these matters could materially affect the Company’s future results of operations, cash flows or financial position. The Company is also party to various disputes that the Company considers routine and incidental to its business. The Company does not expect the results of any of these routine actions to have a material effect on the Company’s business, results of operations, financial condition, or cash flows. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred.

Beginning in March 2021, multiple putative class actions were filed in the U.S. District Court for the Southern District of New York by certain of the Company’s stockholders against the Company and certain of the Company’s officers alleging violations of federal securities laws. The lawsuits are captioned Zawatsky et al. v. Vroom, Inc. et al., Case No. 21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits assert similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. The complaints seek damages purportedly caused by alleged materially misleading statements and/or omissions by the Company and the named individual officers. In each case, the named plaintiff(s) seek to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). These cases are in preliminary stages, and the Company has not yet responded to the complaints. The Company believes these lawsuits are without merit and intends to vigorously contest these claims. While the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

Letters of Credit

The Company obtained stand-by letters of credit to satisfy conditions under three lease agreements. The Company was required to maintain a cash deposit of $1.8 million and $2.2 million with the financial institution that issued the stand-by letters of credit, which is classified as “Restricted cash” within the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

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

11. Redeemable Convertible Preferred Stock and Stockholders’ Equity

Redeemable Convertible Preferred Stock

On January 8, 2020, the Company completed an additional closing of its Series H Preferred Stock whereby it sold and issued an aggregate of 1,964,766 shares of Series H Preferred Stock in exchange for gross proceeds of $26.7 million. The proceeds were used for general corporate purposes and business development.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Immediately upon closing of the IPO, the Company’s outstanding preferred stock was automatically converted into an aggregate of 85,533,394 shares of the Company’s common stock. On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of March 31, 2021, there was no preferred stock issued or outstanding.

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

Warrants

In connection with the offering of shares of Series B Preferred Stock, the Company issued warrants to an investor in return for providing ongoing advisory services (“Series B Warrants”). The Series B Warrants allowed the investor to purchase up to 161,136 shares of common stock with an exercise price of $0.72 per share. The Series B Warrants vested in equal monthly installments through October 1, 2017. Upon the closing of the IPO, all of the Series B Warrants were exercised on a cashless basis by the holder which resulted in the net issuance of 155,862 shares of the Company’s common stock.

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

12. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 3,019,108 shares of the Company’s common stock, (ii) up to the number of shares representing a 4% annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. As of March 31, 2021, there were 2,788,577 shares available for future issuance under the 2020 Plan.

Stock Options

The Company recognized $0.6 million of stock-based compensation expense related to stock options for each of the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had $4.6 million and $3.5 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.3 years and 2.2 years, respectively.

RSUs

The Company recognized $2.2 million and $0.0 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company had $22.0 million and $15.4 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.9 years and 1.8 years, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

`	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$734,652	$—	$—	$—
Total financial assets	$734,652	$—	$—	$—

`	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$814,681	$—	$—	$—
Total financial assets	$814,681	$—	$—	$—

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

14. Segment Information

The Company has three reportable segments: Ecommerce, Wholesale, and TDA. No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of March 31, 2021 and December 31, 2020, long-lived assets were predominantly located in the United States.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales. The Wholesale reportable segment represents sales of used vehicles through wholesale channels. The TDA reportable segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales. Revenues within the “All Other” category consist of the CarStory business and vehicle repair services at TDA.

Information about the Company’s segments are as follows (in thousands):

	Three Months Ended March 31, 2021
	Ecommerce	Wholesale	TDA	All Other	Total
Revenues from external customers	$422,308	$118,024	$47,587	$3,199	$591,118
Gross profit (loss)	$31,837	$(282)	$2,791	$1,830	$36,176

	Three Months Ended March 31, 2020
	Ecommerce	Wholesale	TDA	All Other (1)	Total
Revenues from external customers	$233,172	$55,578	$86,582	$440	$375,772
Gross profit (loss)	$14,267	$(1,292)	$5,258	$154	$18,387
(1)

The Company reclassified other revenue and other gross profit related to the vehicle repair service at TDA from the TDA reportable segment to the ”All Other” category to conform to current year presentation.

Reconciliations of total reportable segment revenue and gross profit to consolidated total revenue and consolidated loss before provision for income taxes are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Reconciliation to consolidated total revenue
Total reportable segment revenue	$587,919	$375,332
All Other revenues	3,199	440
Consolidated total revenue	$591,118	$375,772
Reconciliation to consolidated loss before provision for income taxes
Total reportable segment gross profit	$34,346	$18,233
All Other gross profit	1,830	154
Selling, general and administrative expenses	109,114	58,380
Depreciation and amortization	2,594	966
Interest expense	3,812	2,826
Interest Income	(2,296)	(1,956)
Revaluation of preferred stock warrant	—	(790)
Other income, net	(15)	(33)
Consolidated loss before provision for income taxes	$(77,033)	$(41,006)

15. Income Taxes

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 0.20% and 0.13%, respectively.

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

The Company has not identified any uncertain tax positions as of March 31, 2021 and December 31, 2020.

16. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2021	2020
Net loss	$(77,189)	$(41,059)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	135,497,511	8,471,456
Net loss per share attributable to common stockholders, basic and diluted	$(0.57)	$(4.85)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Redeemable convertible preferred stock	—	85,533,394
Warrants	—	161,136
Stock options	4,995,310	6,198,676
Restricted stock awards	—	3,249,382
Restricted stock units	1,700,090	610,278
Total	6,695,400	95,752,866

17. Related Party Transactions

Management Services Agreement

In July 2015, the Company entered into a management services agreement (“MSA”) with Catterton Management Company, L.L.C. (“Catterton Management”), an affiliate of L Catterton (“Catterton”), a holder of more than 5% of the Company’s outstanding capital stock, pursuant to which Catterton Management agreed to provide consulting services on certain business and financial matters. Under the MSA, the Company agreed to pay Catterton Management an annual fee of $0.3 million until the expiration of the MSA upon the earlier of (i) termination by mutual consent of the parties and (ii) such time that Catterton and/or its affiliates cease to be one of the Company’s stockholders. For the year ended December 31, 2020, payments of the annual fees were waived. In May 2020, the MSA was terminated.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

AutoNation Reconditioning Agreement

In January 2019, the Company entered into a vendor agreement (“Vendor Agreement”) with AutoNation, Inc. (“AutoNation”), an affiliate of Auto Holdings, Inc., a holder of more than 5% of the Company’s outstanding capital stock, pursuant to which AutoNation agreed to provide certain reconditioning and repair services for vehicles owned by the Company. Amounts due under the Vendor Agreement for parts supplied and services performed by AutoNation become due and payable as they accrue. The Vendor Agreement was terminated in February 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those incorporated by reference into the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), as updated by the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Based on data from Cox Automotive, there were an estimated 37.2 million used vehicle transactions in 2020. The U.S. used automotive market is also highly fragmented, with over 42,000 dealers and millions of peer-to-peer transactions across the country. It also is ripe for disruption as an industry that is notorious for consumer dissatisfaction and has one of the lowest levels of ecommerce penetration. Industry reports estimate that ecommerce penetration will grow to as much as half of all used vehicle sales by 2030. Our platform, coupled with our national presence and brand, provides a significant competitive advantage versus local dealerships and regional players that lack nationwide reach and scalable technology, operations and logistics. The traditional auto dealers and peer-to-peer market do not and cannot offer consumers what we offer.

Our Model

We generate revenue through the sale of used vehicles and value-added products. We sell vehicles directly to consumers primarily through our Ecommerce segment. As the largest segment in our business, Ecommerce revenue grew 81.1% from the three months ended March 31, 2020 to the three months ended March 31, 2021, and we expect Ecommerce to continue to outgrow our other segments as it is the core focus of our growth strategy.

We also sell vehicles through wholesale channels, which provide a revenue source for vehicles that do not meet our Vroom retail sales criteria. Additionally, we generate revenue through the retail sale of used vehicles and value-added products at Houston-based Texas Direct Auto, or TDA.

For the three months ended March 31, 2021, our Ecommerce, Wholesale and TDA segments represented 71.4%, 20.0% and 8.1% of our total revenue, respectively.

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

Inventory Sourcing

We source our vehicle inventory from a variety of channels, including auctions, consumers, rental car companies, OEMs and dealers. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels to generate the highest sales margins and shortest inventory turns, both of which contribute to increased gross profit per unit. We generate a vast set of predictive data derived from market demand, pricing dynamics, vehicle acquisitions and subsequent sales, and we leverage that data to optimize future vehicle acquisitions, which we believe will be enhanced by the acquisition of CarStory. See “—Recent Events—CarStory Acquisition.” As we scale, we expect to continue to leverage the data at our disposal to optimize and enhance the volume and selection of vehicles in our inventory and, in turn, drive revenue growth and profitability. We are also exploring third party inventory strategies, which offers the possibility of expanding our sourcing channels through third party sellers while offering us attractive revenue models in an asset light, debt free structure. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to drive growth by cost effectively increasing the volume and selection of vehicles in our inventory.”

Vehicle Reconditioning

Before a vehicle is listed for retail sale on our platform, it undergoes a thorough reconditioning process in order to meet our Vroom retail sales criteria. The efficiency of this reconditioning process is a key element in our ability to profitably grow. To recondition vehicles, we rely on a combination of our Vroom VRC along with a network of VRCs owned and operated by third parties, and we intend to continue to expand our network of third-party VRCs. Utilizing this hybrid approach, we have increased our total reconditioning capacity to approximately 2,300 units per week as of March 31, 2021, with approximately two-thirds from our twenty-three third-party VRCs. As we increase the number of vehicles in our inventory and expand our reconditioning capacity, we expect that reconditioning costs and inbound shipping costs per unit will decrease as we benefit from economies of scale and operating leverage in reconditioning costs. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to expand and optimize our reconditioning capacity to satisfy increasing demand.”

Logistics Network

For our logistics operations, we primarily have used national third-party carriers, which has allowed us to efficiently deliver vehicles to customers throughout the United States while focusing on expanding other critical components of our business, such as the volume and selection of vehicles in our inventory. We optimized our third-party logistics network nationally through the development of strategic carrier arrangements with national haulers and consolidated our carrier base into dedicated operating regions. This strategy enhanced the flexibility, agility and speed of our growth while reducing the need for additional capital commitments as we scaled our business. Since the start of the COVID-19 pandemic, we have experienced a reduced supply of carriers combined with increased demand for carriers from competitors, resulting in increased shipping prices and delays. In response to these disruptions, and to further enhance the quality of our logistics operations and our customer experience, we have been accelerating our strategy to optimize our hybrid approach by expanding our proprietary logistics network. Initially we have been prioritizing investment in our last-mile delivery operations where we can have the greatest impact on the customer experience. We also have invested in short-haul trucks to make regional deliveries from our last mile hubs, and have begun to invest in long-haul vehicles for hub-to-hub shipments. Consistent with our hybrid approach, as we scale our business, we continue to strategically combine the operation of our expanded proprietary fleet with the use of third-party carriers, which we expect will enable us to both accommodate our growth and provide the highest level of customer service.  See “—Other Key Factors and Trends Affecting our Operating Results—Ability to expand and develop our logistics network.”

Value-Added Products

We generate revenue by earning fees for selling value-added products to customers in connection with vehicle sales. Currently, our third-party value-added product offering consists of finance and protection products, including financing from third-party lenders for our customers’ vehicle purchases, as well as sales of vehicle service contracts, GAP protection and tire and wheel coverage. As we scale our business, we intend to introduce additional value-added products that will be attractive to our customers and drive revenue and profitable growth. We expect that both expanded product offerings and increased attachment rates in value-added product sales will have a positive impact on our profitability. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to increase and better monetize value-added products.”

Our Segments

We manage and report operating results through three reportable segments:

•

Ecommerce (71.4% of total revenue for the three months ended March 31, 2021): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•	Wholesale (20.0% of total revenue for the three months ended March 31, 2021): The Wholesale segment represents sales of used vehicles through wholesale channels.
•

TDA (8.1% of total revenue for the three months ended March 31, 2021): The TDA segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales.

Gross profit is defined as revenue less cost of sales for each segment. Reflected below is a summary of segment revenue and segment gross profit for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020 (1)

	(in thousands)
Revenue:
Ecommerce	$422,308	$233,172
Wholesale	118,024	55,578
TDA	47,587	86,582
All Other	3,199	440
Total revenue	$591,118	$375,772
Gross profit (loss):
Ecommerce	$31,837	$14,267
Wholesale	(282)	(1,292)
TDA	2,791	5,258
All Other	1,830	154
Total gross profit	$36,176	$18,387

(1)	We reclassified other revenue and other gross profit related to the vehicle repair service at TDA from the TDA reportable segment to the “All Other” category to conform to current year presentation.

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

	Three Months Ended March 31,
	2021	2020
Ecommerce units sold	15,504	7,930
Vehicle Gross Profit per ecommerce unit	$1,151	$845
Product Gross Profit per ecommerce unit	903	954
Total Gross Profit per ecommerce unit	$2,054	$1,799
Average monthly unique visitors	1,550,258	947,014
Listed vehicles	11,280	5,107
Ecommerce average days to sale	83	68

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

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe EBITDA and Non-GAAP net loss per share, as adjusted, which are non-GAAP financial measures, are useful in evaluating our operating performance. These non-GAAP financial measures have limitations as analytical tools in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with U.S. GAAP. We have reconciled all non-GAAP financial measures with the most directly comparable U.S. GAAP financial measures.

EBITDA and Non-GAAP net loss per share, as adjusted are supplemental performance measures that our management uses to assess our operating performance and the operating leverage in our business. Because EBITDA and Non-GAAP net loss per share, as adjusted facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes.

We are not presenting Adjusted EBITDA, Adjusted loss from operations, Non-GAAP net loss, and Non-GAAP net loss per share as there were no relevant adjustments for the three months ended March 31, 2021 and 2020.

EBITDA

We calculate EBITDA as net loss before interest expense, interest income, income tax expense and depreciation and amortization expense. The following table presents a reconciliation of EBITDA to net loss, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net loss	$(77,189)	$(41,059)
Adjusted to exclude the following:
Interest expense	3,812	2,826
Interest income	(2,296)	(1,956)
Provision for income taxes	156	53
Depreciation and amortization expense	2,906	970
EBITDA	$(72,611)	$(39,166)

Non-GAAP net loss per share, as adjusted

Non-GAAP net loss per share, as adjusted has been computed to give effect to, as of the beginning of each period presented, (i) the shares of common stock issued in connection with our IPO (ii) the automatic conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock that occurred upon the consummation of our IPO and (iii) the shares of common stock issued in connection with our follow-on public offering, all of which occurred in 2020. The following table presents a reconciliation of Non-GAAP net loss per share, as adjusted to net loss per share, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2021	2020
Net loss	$(77,189)	$(41,059)
Net loss per share, basic and diluted	$(0.57)	$(4.85)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	135,497,511	8,471,456
Add: unweighted adjustment for common stock issued in connection with IPO	—	24,437,500
Add: unweighted adjustment for conversion of redeemable convertible preferred stock in connection with IPO	—	85,533,394
Add: unweighted adjustment for common stock issued in connection with follow-on public offering	—	10,800,000
Less: Adjustment for the impact of the above items already included in weighted-average number of shares outstanding for the periods presented	—	—
Weighted-average number of shares outstanding used to compute net loss per share, as adjusted, basic and diluted	135,497,511	129,242,350
Non-GAAP net loss per share, as adjusted, basic and diluted	$(0.57)	$(0.32)

Recent Events

CarStory Acquisition

On January 7, 2021, we completed the acquisition of 100% of Vast Holdings, Inc. (d/b/a CarStory), a leader in AI-powered analytics and digital services for automotive retail.

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

The acquisition date fair value of the consideration transferred was approximately $117.1 million, comprised of $77.0 million in cash, $39.1 million of common stock issued, and $1.0 million of unvested stock options assumed.

Update on the Impact of the COVID-19 Pandemic

Measures implemented by governmental authorities around the world to reduce the spread of COVID-19 disrupted our operations and adversely affected our financial performance beginning late in the first quarter of 2020. After the initial disruption in our ecommerce operations, the used vehicle market began to recover and consumer demand for used vehicles increased and now exceeds pre-pandemic levels. This recovery has been bolstered by the introduction of COVID-19 vaccines nationwide.

We believe the COVID-19 pandemic has reinforced our business model and we have been able to navigate the impact of COVID-19 on our business to date. However, the full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is currently uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, adoption and effectiveness of vaccines; the imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for used vehicles. We will continue to monitor and assess the impact of the COVID-19 pandemic on our business and our results of operations and financial condition as the pandemic continues to evolve. See Part I, Item 1A of our Annual Report under the heading “Risk Factors” for more information.

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

The continued growth of our vehicle inventory requires a number of important capabilities, including the ability to finance the acquisition of inventory at competitive rates, source high quality vehicles across various acquisition channels nationwide, secure adequate reconditioning capacity and execute effective marketing strategies to increase consumer sourcing. In addition, our ability to accurately forecast pricing and consumer demand for specific types of vehicles is critical to sourcing high quality, high-demand vehicles. This ability is enabled by our data science capabilities that leverage the growing amount of data at our disposal and generate predictive data analytics that fine-tune our supply and sourcing models. The acquisition of CarStory will enhance our predictive market data capabilities. As we continue to invest in our operational efficiency and data analytics, we expect that we will continue to cost effectively increase the volume and optimize the selection of our ecommerce inventory. Our data analytics are complex models that incorporate numerous assumptions and predictions about consumer and industry dynamics. As with all predictions, the output of our data analytics is subject to inherent uncertainty and reflects judgment and expertise when providing data-driven decisions based on those analytics.

Ability to capitalize on the continued migration of vehicle purchasers to ecommerce platforms through data-driven marketing efforts

While the overall ecommerce penetration rate in used vehicle sales remains low, over the last several years, ecommerce used vehicle sales have experienced significant growth. There has been a shift in consumer buying patterns towards more convenient, personalized, and on-demand purchases, as well as a demand for ecommerce across more diverse categories, including the used vehicle market. We expect that the ecommerce model for buying and selling used vehicles will continue to grow. Our ability to continue to benefit from this trend will be an important driver of our future performance.

We seek to improve our brand awareness among consumers through national marketing campaigns in order to strengthen our customer acquisition funnel. We also use digital performance marketing such as search engine marketing, automotive aggregator sites and social media to acquire customers more cost effectively. Our aggregate marketing spend has significantly increased over time and we expect to continue to invest in both national brand marketing and performance marketing efforts. As we leverage our national brand, we believe this investment in marketing spend will drive additional demand and sales. We also believe that we have the ability to drive down the cost of acquisition per unit sold by increasing the efficiency of our marketing spend.

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

Increased conversion also depends on our ability to provide the necessary customer service and sales support to respond to increased demand. Our ongoing investment in our sales and sales support operations includes investments in people, processes and technology. We are continuing to invest in (1) people, to mitigate bottlenecks; (2) in our processes, to remove friction and increase sales flow; and (3) in technology, to automate and improve our customer experience and drive conversion. We have continued to expand our sales and sales support team and expect to continue expanding these capabilities commensurate with our expected sales growth throughout the remainder of 2021. We also recently engaged two additional customer service providers to expand our customer service operations as we scale our business. As we continue to invest in our brand and improve the customer experience, we expect that we will attract more visitors, improve conversion and drive greater sales.

Ability to optimize the mix of inventory sources to drive increased gross profit and improvements to our unit economics

We strategically source inventory from auctions, consumers, rental car companies, OEMs and dealers. Consumers and auctions represent the vast majority of our inventory sources, accounting for approximately 54% and 37% of our retail inventory sold for the three months ended March 31, 2021, respectively. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels and strive to source vehicles in a way that maximizes our average gross profit per unit and improves our unit economics. For example, purchasing vehicles at third-party auctions is competitive and, consequently, vehicle prices at third-party auctions tend to be higher than vehicle prices for vehicles sourced directly from consumers. Accordingly, as part of our sourcing strategy, we seek to increase the percentage of vehicle sales that we source from consumers. Furthermore, we are currently experiencing unprecedented market conditions, caused in part by the shortage of microchips and delays in new car manufacturing, which increases demand for used vehicles, putting downward pressure on supply and upward pressure on wholesale pricing. As used vehicle supply is constrained and wholesale pricing is high in traditional channels, we will continue to focus on acquiring vehicles from consumers.

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

As we continue to grow our business, we intend to continue to increase reconditioning capacity and operational efficiency through third-party VRC locations. Additionally, our use of third-party VRCs to recondition vehicles allows us to avoid additional capital expenditures, quickly increase capacity, maintain greater operational flexibility and broaden our geographic footprint to drive lower logistics costs. We have continued to expand our third-party VRC operations and, as of the date of this Quarterly Report on Form 10-Q, have a total of twenty-three third-party VRCs throughout the U.S.

We leverage our data analytics and deep industry experience to strategically select VRC locations where we believe there is the highest supply and demand for our vehicles. We expect that the increase in reconditioning capacity and investment in technology will lower our reconditioning costs per unit and drive greater operational efficiency, higher gross profit per unit and improved unit economics over time.

Ability to expand and develop our logistics network

We primarily use third-party carriers and have optimized our third-party logistics network nationwide through the development of strategic carrier arrangements with national haulers and the consolidation of our carrier base into a smaller number of carriers in dedicated operating regions. We expect that these enhanced logistics operations, combined with the expansion of strategically located VRCs, will drive efficiency in our logistics operations. Our VRCs also serve as pooling points to aggregate acquired vehicles and we are using certain VRCs as hubs for staging vehicles for last-mile delivery to customers, which we expect to provide an improved experience for customers. As of March 31, 2021, we had eighteen hubs and we delivered over 16% of our ecommerce units sold with our proprietary last-mile service. Recently, as a result of the continued prevalence of the COVID-19 pandemic, we have experienced a reduced supply of carriers combined with increased demand for carriers from competitors, resulting in increased shipping prices and delays. In response to these disruptions, and to further enhance the quality of our logistics operations and our customer experience, we are accelerating our strategy to optimize our hybrid approach by expanding our proprietary logistics network. Currently, we are prioritizing investment in our last-mile delivery operations where we can have the greatest impact on the customer experience. We also have invested in short-haul trucks to make regional deliveries from our last mile hubs, and have begun to invest in long-haul vehicles for hub-to-hub shipments. As we invest in our expanded logistics operations, we expect to incur increased operating expenses and capital expenditures associated with purchasing or leasing fleet vehicles, leasing space for delivery hubs, hiring qualified drivers, and operating and maintaining fleet vehicles, offset in part by reduced third-party logistics expense. Consistent with our hybrid approach, we continue to strategically combine the operation of our expanded proprietary fleet with the use of third-party carriers, which we expect will enable us to both accommodate our growth and provide the highest level of customer service. Over time, as our business scales, we expect that optimizing our logistics network through this hybrid approach will result in improved unit economics, increased profitability and an enhanced customer experience.

Ability to increase and better monetize value-added products

Our offering of value-added products is an integral part of providing a seamless vehicle-buying experience to our customers. These products provide added revenue streams for us as well as offering convenience, assurance and efficiency for our customers. We sell our third-party value-added products through our strategic relationships with multiple lenders and other third parties who bear the incremental risks associated with the underwriting of finance and protection products. We have entered into strategic partnerships with lenders such as Chase, Ally, and Santander which have contributed to improvements in Product GPPU. Additionally, through our on-going data analytics, experimentation and further development of our ecommerce technology, we expect to increase attachment rates of our existing value-added products while finding new opportunities to include additional finance and protection products, as well as other value-added products. Because we are paid fees on value-added products we sell, our gross profit is equal to the revenue we generate on such sales. As a result, such sales help drive total gross profit per unit. We expect that, as we scale our business, we will increase the breadth and variety of value-added products offered to customers and improve attachment rates to our vehicle sales, which in turn will grow revenue and drive profitability.

Seasonality

Used vehicle sales are seasonal. The used vehicle industry typically experiences an increase in sales early in the calendar year and reaches its highest point late in the first quarter and early in the second quarter. Vehicle sales then level off through the rest of the year, with the lowest level of sales in the fourth quarter. This seasonality has historically corresponded with the timing of income tax refunds, which are an important source of funding for vehicle purchases. Additionally, used vehicles depreciate at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. In line with these macro trends, our gross profit per unit has historically been higher in the first half of the year when compared to the second half of the year. See “Risk Factors—Risks Related to Our Financial Condition and Results of Operations—We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business” in our Annual Report.

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

ASP depends primarily on our acquisition and pricing strategies, retail used vehicle market prices, our average days to sale and our reconditioning and logistics costs.

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

Other revenue

Other revenue consists of labor and parts revenue earned by us for vehicle repair services at TDA and, commencing in the first quarter of 2021, revenue from CarStory.

See Note 3—Revenue Recognition to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We expect that our SG&A expenses will increase in the future as we expand our operations, including our proprietary logistics operations, hire additional employees and continue to increase our marketing spend. We have continued to expand our sales and sales support team, processes and technology and expect to continue to expand these capabilities commensurate with our expected sales growth throughout the remainder of 2021. We also recently engaged two additional customer service providers to expand our customer service operations as we scale our business. We also will continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC and Nasdaq requirements, director and officer insurance costs, and investor and public relations costs.

Depreciation and amortization

Our depreciation and amortization expense primarily includes: depreciation related to our leasehold improvements and company vehicles; amortization related to intangible assets in acquired businesses; and capitalized internal use software costs incurred in the development of our platform and website applications. Depreciation expense related to our Vroom VRC is included in cost of sales in the condensed consolidated statements of operations.

Interest expense

Our interest expense includes interest expense related to our vehicle floorplan facility with Ally Bank and Ally Financial (the “2020 Vehicle Floorplan Facility”), as discussed below, which is used to finance our inventory.

Interest Income

Interest income primarily represents interest credits earned on cash deposits maintained in relation to our 2020 Vehicle Floorplan Facility as well as interest earned on cash and cash equivalents.

Results of Operations

The following table presents our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020	% Change

	(in thousands)
Revenue:
Retail vehicle, net	$454,323	$308,710	47.2%
Wholesale vehicle	118,024	55,578	112.4%
Product, net	15,572	11,044	41.0%
Other	3,199	440	627.0%
Total revenue	591,118	375,772	57.3%
Cost of sales	554,942	357,385	55.3%
Total gross profit	36,176	18,387	96.7%
Selling, general and administrative expenses	109,114	58,380	86.9%
Depreciation and amortization	2,594	966	168.5%
Loss from operations	(75,532)	(40,959)	84.4%
Interest expense	3,812	2,826	34.9%
Interest income	(2,296)	(1,956)	17.4%
Revaluation of stock warrant	—	(790)	(100.0)%
Other income, net	(15)	(33)	(54.5)%
Loss before provision for income taxes	(77,033)	(41,006)	87.9%
Provision for income taxes	156	53	194.3%
Net loss	$(77,189)	$(41,059)	88.0%

Segments

We manage and report operating results through three reportable segments:

•

Ecommerce (71.4% of total revenue for the three months ended March 31, 2021): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•	Wholesale (20.0% of total revenue for the three months ended March 31, 2021): The Wholesale segment represents sales of used vehicles through wholesale channels.
•

TDA (8.1% of total revenue for the three months ended March 31, 2021): The TDA segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales.

Three Months Ended March 31, 2021 and 2020

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change	% Change

	(in thousands, except unit data and average days to sale)
Ecommerce units sold	15,504	7,930	7,574	95.5%
Ecommerce revenue:
Vehicle revenue	$408,314	$225,606	$182,708	81.0%
Product revenue	13,994	7,566	6,428	85.0%
Total ecommerce revenue	$422,308	$233,172	$189,136	81.1%
Ecommerce gross profit:
Vehicle gross profit	$17,843	$6,701	$11,142	166.3%
Product gross profit	13,994	7,566	6,428	85.0%
Total ecommerce gross profit	$31,837	$14,267	$17,570	123.2%
Average vehicle selling price per ecommerce unit	$26,336	$28,450	$(2,114)	(7.4)%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$1,151	$845	$306	36.2%
Product gross profit per ecommerce unit	903	954	(51)	(5.3)%
Total gross profit per ecommerce unit	$2,054	$1,799	$255	14.2%
Ecommerce average days to sale	83	68	15	22.1%

Ecommerce units

Ecommerce units sold increased 7,574, or 95.5%, from 7,930 for the three months ended March 31, 2020 to 15,504 for the three months ended March 31, 2021. This increase was attributable to higher inventory levels, strong national brand recognition driven by our national advertising campaign, an acceleration in the popularity of our business model due to disruptions related to the COVID-19 pandemic, as well as further process improvements in our ecommerce platform. Average monthly unique visitors to our website grew from 947,014 for the three months ended March 31, 2020 to 1,550,258 for the three months ended March 31, 2021, representing year over year growth of 63.7%. We expect ecommerce units sold to continue to grow in the future as we increase our inventory selection and marketing efforts as well as improve conversion.

Ecommerce average days to sale increased from 68 days for the three months ended March 31, 2020 to 83 days for the three months ended March 31, 2021. The increase is primarily driven by a continuation of the constraints experienced in the fourth quarter of 2020 in sales support meeting the accelerating demand, the sale of aged inventory, and to a lesser extent due to an increase in consumer sourced vehicles, which generally take longer to deliver to our VRCs than auction sourced vehicles. We expect to continue to invest in consumer support functions and related technology and to continue to improve the sales and logistics processes.

Vehicle Revenue

Ecommerce vehicle revenue increased $182.7 million, or 81.0%, from $225.6 million for the three months ended March 31, 2020 to $408.3 million for the three months ended March 31, 2021. The increase in ecommerce vehicle revenue was primarily attributable to the 7,574 increase in ecommerce units sold, which increased vehicle revenue by $215.5 million, partially offset by a lower ASP per unit, which decreased from $28,450 for the three months ended March 31, 2020 to $26,336 for the three months ended March 31, 2021 and decreased vehicle revenue by $32.8 million. We expect to continue to sell vehicles with a lower ASP per unit than historical levels and we expect ecommerce vehicle revenue to continue to grow driven by increases in ecommerce units sold.

Product Revenue

Ecommerce product revenue increased $6.4 million, or 85.0%, from $7.6 million for the three months ended March 31, 2020 to $14.0 million for the three months ended March 31, 2021. The increase in ecommerce product revenue was primarily attributable to the 7,574 increase in ecommerce units sold, which increased product revenue by $7.2 million, partially offset by a slight decrease in product revenue per unit, which decreased product revenue by $0.8 million. We expect ecommerce product revenue will continue to grow in the future driven by increases in ecommerce units sold, new product offerings, initiatives to improve product attachment rates and increases in per unit profit.

Vehicle Gross Profit

Ecommerce vehicle gross profit increased $11.1 million, or 166.3%, from $6.7 million for the three months ended March 31, 2020 to $17.8 million for the three months ended March 31, 2021. The increase in vehicle gross profit was primarily attributable to the 7,574 increase in ecommerce units sold, which increased vehicle gross profit by $6.4 million as well as a $306 increase in vehicle gross profit per unit, which increased vehicle gross profit by $4.7 million. Vehicle gross profit per unit increased from $845 for the three months ended March 31, 2020 to $1,151 for the three months ended March 31, 2021, primarily attributable to improvements in reconditioning costs as well as a higher inventory reserve in the first quarter of 2020 due to the beginning of the COVID-19 pandemic.

As we continue to mature our infrastructure and increase and optimize our network of VRCs, we expect ecommerce vehicle gross profit per unit to increase in the future driven by optimizing our acquisition strategy and reducing costs in logistics and reconditioning.

Product Gross Profit

Ecommerce product gross profit increased $6.4 million, or 85.0%, from $7.6 million for the three months ended March 31, 2020 to $14.0 million for the three months ended March 31, 2021. The increase in ecommerce product gross profit was primarily attributable to the 7,574 increase in ecommerce units sold which increased product gross profit by $7.2 million, partially offset by a slight decrease in product revenue per unit, which decreased product revenue by $0.8 million. We expect ecommerce product revenue will continue to grow in the future driven by increases in ecommerce units sold, new product offerings, initiatives to improve product attachment rates and increases in per unit profit.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change	% Change

	(in thousands, except unit data)
Wholesale units sold	8,641	4,685	3,956	84.4%
Wholesale revenue	$118,024	$55,578	$62,446	112.4%
Wholesale gross loss	$(282)	$(1,292)	$1,010	(78.2)%
Average selling price per unit	$13,659	$11,863	$1,796	15.1%
Wholesale gross loss per unit	$(33)	$(276)	$243	(88.0)%

Wholesale Units

Wholesale units sold increased 3,956, or 84.4%, from 4,685 for the three months ended March 31, 2020 to 8,641 for the three months ended March 31, 2021, primarily driven by an increase of wholesale grade units purchased from consumers, an increase in the number of trade-in vehicles as a result of the increase in number of ecommerce units sold, and the liquidation of the remaining aged inventory that commenced in the fourth quarter of 2020.

Wholesale Revenue

Wholesale revenue increased $62.4 million, or 112.4%, from $55.6 million for the three months ended March 31, 2020 to $118.0 million for the three months ended March 31, 2021. The increase was primarily attributable to the 3,956 increase in wholesale units sold, which increased wholesale revenue by $46.9 million, as well as a higher ASP per wholesale unit, which increased from $11,863 for the three months ended March 31, 2020 to $13,659 for the three months ended March 31, 2021 and increased wholesale revenue by $15.5 million.

Wholesale Gross Loss

Wholesale gross loss decreased $1.0 million from $1.3 million for the three months ended March 31, 2020 to $0.3 million for the three months ended March 31, 2021. The decrease was primarily attributable to a $243 decrease in wholesale gross loss per unit, which decreased wholesale gross loss by $2.1 million, partially offset by an increase in wholesale units sold, which increased wholesale gross loss by $1.1 million. The decrease in wholesale gross loss per unit was primarily attributable to higher sales margins during the three months ended March 31, 2021 as a result of improved wholesale market conditions as well as a higher inventory reserve in the first quarter of 2020 due to the beginning of the COVID-19 pandemic.

TDA

The following table presents our TDA segment results of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020 (1)	Change	% Change

	(in thousands, except unit data and average days to sale)
TDA units sold	1,775	3,035	(1,260)	(41.5)%
TDA revenue:
Vehicle revenue	$46,009	$83,105	$(37,096)	(44.6)%
Product revenue	1,578	3,477	(1,899)	(54.6)%
Total TDA revenue	$47,587	$86,582	$(38,995)	(45.0)%
TDA gross profit:
Vehicle gross profit	$1,213	$1,781	$(568)	(31.9)%
Product gross profit	1,578	3,477	(1,899)	(54.6)%
Total TDA gross profit	$2,791	$5,258	$(2,467)	(46.9)%
Average vehicle selling price per TDA unit	$25,921	$27,382	$(1,461)	(5.3)%
Gross profit per TDA unit:
Vehicle gross profit per TDA unit	$683	$586	$97	16.6%
Product gross profit per TDA unit	889	1,146	(257)	(22.4)%
Total gross profit per TDA unit	$1,572	$1,732	$(160)	(9.2)%
TDA average days to sale	56	50	6	12.0%

(1)	We reclassified other revenue and gross profit related to the vehicle repair service at TDA from the TDA reportable segment to the “All Other” category to conform to current year presentation.

TDA units

TDA units sold decreased 1,260, or 41.5%, from 3,035 for the three months ended March 31, 2020 to 1,775 for the three months ended March 31, 2021. The decrease was a result of reduced inventory at the TDA location as the ecommerce business continues to scale.

Vehicle Revenue

TDA vehicle revenue decreased $37.1 million, or 44.6%, from $83.1 million for the three months ended March 31, 2020 to $46.0 million for the three months ended March 31, 2021. The decrease in TDA vehicle revenue was primarily due to the 1,260 decrease in TDA units sold, which decreased TDA vehicle revenue by $34.5 million and a lower ASP per unit, which decreased from $27,382 for the three months ended March 31, 2020 to $25,921 for the three months ended March 31, 2021 and decreased revenue by $2.6 million.

Product Revenue

TDA product revenue decreased $1.9 million, or 54.6%, from $3.5 million for the three months ended March 31, 2020 to $1.6 million for the three months ended March 31, 2021. The decrease in TDA product revenue was primarily attributable to the 1,260 decrease in TDA units sold, which decreased TDA product revenue by $1.4 million, as well as the decrease in product revenue per unit, which decreased revenue by $0.5 million.

Vehicle Gross Profit

TDA vehicle gross profit decreased $0.6 million, or 31.9%, from $1.8 million for the three months ended March 31, 2020 to $1.2 million for the three months ended March 31, 2021. The decrease in vehicle gross profit was primarily attributable to the 1,260 decrease in TDA units sold, which decreased TDA vehicle gross profit by $0.7 million, partially offset by a $97 increase in TDA vehicle gross profit per unit, which increased vehicle gross profit by $0.1 million. Vehicle gross profit per unit increased from $586 for the three months ended March 31, 2020 to $683 for the three months ended March 31, 2021, primarily attributable to improvements in reconditioning costs as well as a higher inventory reserve in the first quarter of 2020 due to the beginning of the COVID-19 pandemic.

Product Gross Profit

TDA product gross profit decreased $1.9 million, or 54.6% from $3.5 million for the three months ended March 31, 2020 to $1.6 million for the three months ended March 31, 2021. The decrease in TDA product gross profit was primarily attributable to the 1,260 decrease in TDA units sold, which decreased TDA product gross profit by $1.4 million as well as the decrease in product gross profit per unit, which decreased gross profit by $0.5 million.

Selling, general and administrative expenses

	Three Months Ended March 31,
	2021	2020	Change	% Change

	(in thousands)
Compensation & benefits	$39,870	$20,321	$19,549	96.2%
Marketing expense	29,558	17,915	11,643	65.0%
Outbound logistics (1)	15,366	5,792	9,574	165.3%
Occupancy and related costs	3,922	2,697	1,225	45.4%
Professional fees	3,998	2,459	1,539	62.6%
Other	16,400	9,196	7,204	78.3%
Total selling, general & administrative expenses	$109,114	$58,380	$50,734	86.9%

(1)

Outbound logistics includes fuel, maintenance and depreciation related to operating our proprietary logistics network, and third party transportation fees, except the portion related to inbound transportation from the point of acquisition to the relevant reconditioning facility, which is included in cost of sales

Selling, general and administrative expenses increased $50.7 million, or 86.9%, from $58.4 million for the three months ended March 31, 2020 to $109.1 million for the three months ended March 31, 2021. The increase was primarily due to:

•

a $19.5 million increase in compensation and benefits as a result of an increase in headcount, an increase in variable fees for third-party sales and sales support providers, as well as a $2.2 million increase in stock-based compensation from $0.6 million for the three months ended March 31, 2020 to $2.8 million for the three months ended March 31, 2021, as a result of our initial public offering (the “IPO”);

•	an $11.6 million increase in marketing expense as we expanded our national broad-reach advertising and aired our first Super Bowl commercial;
•

a $9.6 million increase in outbound logistics costs attributable to the growth in ecommerce units sold, which increased outbound logistics costs by $5.5 million, and increases in market rates of logistics providers, which increased outbound logistics costs by $4.1 million; and

•

a $7.2 million increase in other selling, general, and administrative expenses primarily related to additional insurance costs associated with being a publicly traded company and volume-based fees for software licenses as our business continues to scale.

We expect selling, general and administrative expenses to increase in the future as we scale our business and sell more ecommerce units. We also expect to continue to invest in and improve our customer experience and invest in expanding our proprietary logistics network including our last-mile delivery operations.

Depreciation and amortization

Depreciation and amortization expenses increased $1.6 million, or 168.5%, from $1.0 million for the three months ended March 31, 2020 to $2.6 million for the three months ended March 31, 2021. The increase was primarily due to amortization expense of intangible assets acquired as part of the acquisition of the CarStory business on January 7, 2021.

Interest expense

Interest expense increased $1.0 million, or 34.9%, from $2.8 million for the three months ended March 31, 2020 to $3.8 million for the three months ended March 31, 2021. The increase was primarily attributable to a higher outstanding balance of the 2020 Vehicle Floorplan Facility due to the increase in vehicle inventory levels as the business continues to scale.

Interest income

Interest income increased $0.3 million, or 17.4%, from $2.0 million for the three months ended March 31, 2020 to $2.3 million for the three months ended March 31, 2021. The increase in interest income was primarily driven by higher cash and cash equivalent balances for the three months ended March 31, 2021 as compared to March 31, 2020, as a result of the IPO and follow-on public offering.

Liquidity and Capital Resources

Our operations historically have been financed primarily from the sale of redeemable convertible preferred stock and borrowings under our 2020 Vehicle Floorplan Facility. On June 11, 2020, we completed our IPO in which we sold 24,437,500 shares of our common stock, which included 3,187,500 shares sold pursuant to the exercise by the underwriters of an over-allotment option to purchase additional shares, for proceeds of $504.0 million, net of the underwriting discount and before deducting offering expenses of $7.5 million. On September 15, 2020, we completed our follow-on public offering in which we sold 10,800,000 shares of common stock for proceeds of $569.5 million, net of the underwriting discount and before deducting offering expenses of $1.5 million. As of March 31, 2021, we had cash and cash equivalents of $940.3 million.

We anticipate that our existing cash and cash equivalents and the 2020 Vehicle Floorplan Facility will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. For the three months ended March 31, 2021, we generated a net loss. We have not been profitable since our inception in 2012 and we expect to incur additional losses in the future.

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

Vehicle Financing

As of March 31, 2021, we finance our inventory with a vehicle floorplan facility (the “2020 Vehicle Floorplan Facility”) with Ally Bank, which provides a committed credit line of up to $450.0 million.

The amount of credit available to us under the 2020 Vehicle Floorplan Facility is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by us within the three immediately preceding months. Approximately $162.2 million was available under this facility as of March 31, 2021. The maturity date of 2020 Vehicle Floorplan Facility is September 30, 2022. We are required to pay an availability fee on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined. We are subject to financial covenants that require us to maintain a certain level of equity in the vehicles that are financed, to maintain at least 7.5% of the credit line in cash and cash equivalents and to maintain 10% of the monthly daily floorplan principal balance outstanding on deposit with Ally Bank.

Outstanding borrowings are due as the vehicles financed are sold, or in any event, on the maturity date. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the 1-Month LIBOR rate applicable in the immediately preceding month plus a spread of 425 basis points.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash provided by (used in) operating activities	$29,554	$(25,145)
Net cash used in investing activities	(79,384)	(1,699)
Net cash (used in) provided by financing activities	(73,372)	9,600
Net decrease in cash and cash equivalents and restricted cash	(123,202)	(17,244)
Cash and cash equivalents and restricted cash at beginning of period	1,090,039	219,587
Cash and cash equivalents and restricted cash at end of period	$966,837	$202,343

Operating Activities

Net cash flows from operating activities changed by $54.7 million, or 217.5%, from net cash used in operating activities of $25.1 million for the three months ended March 31, 2020 to net cash provided by operating activities of $29.6 million for the three months ended March 31, 2021. The increase is primarily attributable to lower inventory levels and higher accounts payable and accrued expenses for the three months ended March 31, 2021, resulting in a decrease in the use of cash of $92.3 million. Additionally, this increase was partially offset by $36.5 million in incremental net loss after reconciling adjustments for the three months ended March 31, 2021 as compared to for the three months ended March 31, 2020.

We finance substantially all our inventories with the 2020 Vehicle Floorplan Facility. In accordance with U.S. GAAP relating to the statement of cash flows, we report all cash flows arising in connection with the 2020 Vehicle Floorplan Facility, as a financing activity in our statement of cash flows.

Investing Activities

Net cash flows used in investing activities increased $77.7 million, from $1.7 million for the three months ended March 31, 2020 to $79.4 million for the three months ended March 31, 2021, primarily as a result of the acquisition of the CarStory business on January 7, 2021.

Financing Activities

Net cash flows from financing activities changed by $83.0 million from net cash provided by financing activities of $9.6 million for the three months ended March 31, 2020 to net cash used in financing activities of $73.4 million for the three months ended March 31, 2021. The decrease was primarily related to a net decrease in cash of $67.9 million related to net repayments under our 2020 Vehicle Floorplan Facility and a net decrease in cash of $21.7 million related to the net issuance of Series H preferred stock in 2020.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations or commitments outside of the ordinary course of business as compared to those described in our Annual Report.

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

Due to the evolving and uncertain nature of the COVID-19 pandemic, it is reasonably possible that it could materially impact our estimates, particularly those noted above that require consideration of forecasted financial information, in the near to medium term. The ultimate impact will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and other economic and operational conditions we may face.

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2—Summary of Significant Accounting Policies and Note 3—Revenue Recognition to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report.

Except as described in Note 2 to our condensed consolidated financial statements, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Issued and Adopted Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate risk. We do not have material exposure to commodity risk.

Interest Rate Risk

As of March 31, 2021, we had an outstanding balance under the 2020 Vehicle Floorplan Facility of $253.0 million. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the 1-Month LIBOR rate applicable in the immediately preceding month, plus a spread of 425 basis points. A hypothetical 10% change in interest rates during the periods presented would result in a change to interest expense of $0.4 million for the three months ended March 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

During the years ended December 31, 2019 and 2020, we commenced measures to address material weaknesses in our internal controls. In particular, we (i) hired additional finance and accounting personnel with expertise in preparation of financial statements and account reconciliations; (ii) further developed and documented our accounting policies; and (iii) hired a director responsible for implementation of information technology general controls. Further, we have continued to take additional steps to remediate these material weaknesses, including:

•	hired additional qualified accounting, financial reporting and information technology personnel with public company experience;

•	provided additional training for our personnel on internal control over financial reporting;

•	implemented new financial systems and processes;

•	implemented additional review controls and processes and timely preparation of account reconciliations and analyses;

•	implemented processes and controls to better identify and manage segregation of duties; and

•	engaged an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.

Changes in Internal Control over Financial Reporting

While we believe that the efforts, as described above, have improved our internal control over financial reporting, the implementation of our remediation for the material weaknesses is ongoing and requires validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Accordingly, we will not be able to fully remediate these material weaknesses until these steps have been completed. Except as otherwise described herein, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to legal proceedings in the normal course of operating our business. The outcome of litigation, regardless of the merits, is inherently uncertain. Beginning in March 2021, multiple putative class actions were filed in the U.S. District Court for the Southern District of New York by certain of our stockholders against us and certain of our officers alleging violations of federal securities laws. The lawsuits are captioned Zawatsky et al. v. Vroom, Inc. et al., Case No. 21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits assert similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. The complaints seek damages purportedly caused by alleged materially misleading statements and/or omissions by us and the named individual officers. In each case, the named plaintiff(s) seek to represent a proposed class of all persons who purchased or otherwise acquired our securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). These cases are in preliminary stages, and we have not yet responded to the complaints. We believe these lawsuits are without merit and intend to vigorously contest these claims. While the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows, or results of operations.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those disclosed under “Item 1A. Risk Factors” in our Annual Report. We provide below the material changes to our risk factors described in our Annual Report. If any of these risks or others not specified materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock:

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

Many factors, some of which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described in the “Risk Factors” sections of our Annual Report and quarterly reports and elsewhere in this Quarterly Report on Form 10-Q, as well as the following:

•	our operating and financial performance and prospects;
•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•	our guidance regarding future quarterly or annual earnings and our financial results in relation to previously issued guidance;
•

conditions that impact demand for our offerings and platform, including demand in the automotive industry generally and the performance of the third parties through whom we conduct significant parts of our business;

•	future announcements concerning our business or our competitors’ businesses;
•	the public’s reaction to our press releases, other public announcements and filings with the SEC;
•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	changes in laws or regulations which adversely affect our industry or us;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	changes in senior management or key personnel;
•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

•	changes in our dividend policy;
•	new, or adverse resolution of pending, litigation or other claims against us; and
•

changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, global pandemics, acts of war and responses to such events.

As a result, volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price which they paid for them. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment. Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may negatively impact the market price of our common stock. Companies that experience volatility in the market price of their securities often are the subject to securities class action litigation. For example, multiple putative class actions have been filed in the U.S. District Court for the Southern District of New York by certain of our stockholders against us and certain of our officers alleging violations of federal securities laws. See Part II, Item 1. “Legal Proceedings.” We may be the target of additional securities litigation in the future, which could result in substantial costs and divert our management’s attention.

We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition and results of operations. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. For example, multiple putative class actions have been filed in the U.S. District Court for the Southern District of New York by certain of our stockholders against us and certain of our officers alleging violations of federal securities laws. We believe these lawsuits are without merit and intend to vigorously contest these claims. See Part II, Item 1. “Legal Proceedings.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 7, 2021, we completed the acquisition of 100% of Vast Holdings, Inc. (d/b/a CarStory) and issued 1,072,117 shares of our common stock as partial consideration for the acquisition. The issuance of such shares of common stock was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. See Note 4 — Acquisition to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information concerning the acquisition.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Vroom, Inc.	10-Q	001-39315	3.1	August 13, 2020

3.2	Amended and Restated Bylaws of Vroom, Inc.	10-Q	001-39315	3.2	August 13, 2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-238482	4.1	June 1, 2020

10.1†	Amended and Restated Non-Employee Director Compensation Policy					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: May 12, 2021	By:	/s/ Paul J. Hennessy
Paul J. Hennessy
Chief Executive Officer
(principal executive officer)

Date: May 12, 2021	By:	/s/ Dave Jones
Dave Jones
Chief Financial Officer
(principal financial and accounting officer)