Form 10-Q
period 2021-06-30
Vroom, Inc.
filed 2021-08-11
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-39315

VROOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-1112566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

As of August 9, 2021, 136,714,597 shares of the registrants’ common stock were outstanding.

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

•

our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of	As of
	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,463,573	$1,056,213
Restricted cash	37,116	33,826
Accounts receivable, net of allowance of $3,304 and $2,803, respectively	100,491	60,576
Inventory	519,966	423,647
Prepaid expenses and other current assets	49,984	23,617
Total current assets	2,171,130	1,597,879
Property and equipment, net	21,397	15,092
Intangible assets, net	31,318	34
Goodwill	159,306	78,172
Operating lease right-of-use assets	17,679	17,137
Other assets	19,809	15,742
Total assets	$2,420,639	$1,724,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$69,813	$32,925
Accrued expenses	86,328	59,405
Vehicle floorplan	363,614	329,231
Deferred revenue	41,648	24,822
Operating lease liabilities, current	6,612	6,052
Other current liabilities	90,986	30,275
Total current liabilities	659,001	482,710
Convertible senior notes	608,960	—
Operating lease liabilities, excluding current portion	12,348	12,093
Other long-term liabilities	3,584	2,151
Total liabilities	1,283,893	496,954
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 136,717,347 and 134,043,969 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	134	132
Additional paid-in-capital	2,057,479	2,004,841
Accumulated deficit	(920,867)	(777,871)
Total stockholders’ equity	1,136,746	1,227,102
Total liabilities and stockholders’ equity	$2,420,639	$1,724,056

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Retail vehicle, net	$608,116	$196,150	$1,062,439	$504,862
Wholesale vehicle	128,108	50,921	246,132	106,497
Product, net	22,306	5,736	37,878	16,780
Other	3,360	286	6,559	726
Total revenue	761,890	253,093	1,353,008	628,865
Cost of sales	698,762	245,486	1,253,704	602,871
Total gross profit	63,128	7,607	99,304	25,994
Selling, general and administrative expenses	123,898	47,911	232,764	106,291
Depreciation and amortization	3,058	1,083	5,900	2,049
Loss from operations	(63,828)	(41,387)	(139,360)	(82,346)
Interest expense	3,880	1,297	7,692	4,123
Interest income	(2,062)	(715)	(4,358)	(2,671)
Revaluation of preferred stock warrant	—	21,260	—	20,470
Other income, net	(33)	(53)	(48)	(86)
Loss before provision for income taxes	(65,613)	(63,176)	(142,646)	(104,182)
Provision for income taxes	194	52	350	105
Net loss	$(65,807)	$(63,228)	$(142,996)	$(104,287)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(2.00)	$(1.05)	$(5.21)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	136,507,177	31,599,497	136,002,344	20,035,476

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	83,568,628	$874,332	8,650,922	$8	$—	$(573,860)	$(573,852)
Stock-based compensation	—	$—	—	$—	$600	$—	$600
Exercise of stock options	—	—	2,774	—	6	—	6
Repurchase of common stock	—	—	(200,000)	—	(606)	(1,212)	(1,818)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	1,964,766	26,714	—	—	—	—	—
Net loss	—	—	—	—	—	(41,059)	(41,059)
Balance at March 31, 2020	85,533,394	$901,046	8,453,696	$8	$—	$(616,131)	$(616,123)
Issuance of common stock	—	$—	183,870	$—	$2,127	$—	$2,127
Conversion of redeemable convertible preferred stock to common stock	(85,533,394)	(901,046)	85,533,394	86	900,960	—	901,046
Conversion of redeemable convertible preferred stock warrant to common stock warrant	—	—	—	—	21,873	—	21,873
Issuance of common stock in IPO, net of offering costs	—	—	24,437,500	24	496,486	—	496,510
Stock-based compensation	—	—	—	—	4,100	—	4,100
Exercise of stock options	—	—	500	—	7	—	7
Exercise of common stock warrants	—	—	636,112	1	—	—	1
Vesting of restricted stock units	—	—	133,334	—	—	—	—
Common stock shares withheld to satisfy employee tax withholding obligations	—	—	(41,818)	—	(878)	—	(878)
Net loss	—	—	—	—	—	(63,228)	(63,228)
Balance at June 30, 2020	—	$—	119,336,588	$119	$1,424,675	$(679,359)	$745,435

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	—	$—	134,043,969	$132	$2,004,841	$(777,871)	$1,227,102
Issuance of common stock for acquisition of business	—	$—	1,072,117	$1	$39,029	$—	$39,030
Fair value of unvested stock options assumed in acquisition of business	—	—	—	—	1,017	—	1,017
Stock-based compensation	—	—	—	—	2,820	—	2,820
Exercise of stock options	—	—	687,336	1	2,820	—	2,821
Vesting of restricted stock units	—	—	499,879	—	—	—	—
Net loss	—	—	—	—	—	(77,189)	(77,189)
Balance at March 31, 2021	—	$—	136,303,301	$134	$2,050,527	$(855,060)	$1,195,601
Stock-based compensation	—	—	—	—	5,392	—	5,392
Exercise of stock options	—	—	395,491	—	1,560	—	1,560
Vesting of restricted stock units	—	—	18,555	—	—	—	—
Net loss	—	—	—	—	—	(65,807)	(65,807)
Balance at June 30, 2021	—	$—	136,717,347	$134	$2,057,479	$(920,867)	$1,136,746

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(142,996)	$(104,287)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,028	2,059
Amortization of debt issuance costs	698	375
Stock-based compensation expense	8,212	4,700
Provision to record inventory at lower of cost or net realizable value	3,093	(1,564)
Revaluation of preferred stock warrant	—	20,470
Other	2,818	632
Changes in operating assets and liabilities:
Accounts receivable	(41,393)	14,863
Inventory	(99,412)	66,247
Prepaid expenses and other current assets	(26,669)	(7,909)
Other assets	(3,948)	(1,285)
Accounts payable	36,507	919
Accrued expenses	26,306	4,714
Deferred revenue	16,788	(1,835)
Other liabilities	62,117	1,905
Net cash (used in) provided by operating activities	(151,851)	4
Investing activities
Purchase of property and equipment	(8,943)	(3,128)
Acquisition of business, net of cash acquired	(76,145)	—
Net cash used in investing activities	(85,088)	(3,128)
Financing activities
Proceeds from vehicle floorplan	1,070,110	465,663
Repayments of vehicle floorplan	(1,035,727)	(529,341)
Payment of vehicle floorplan upfront commitment fees	—	(1,125)
Proceeds from issuance of convertible senior notes	625,000	—
Issuance costs paid for convertible senior notes	(16,175)	—
Proceeds from the issuance of redeemable convertible preferred stock, net	—	21,694
Repurchase of common stock	—	(1,818)
Common stock shares withheld to satisfy employee tax withholding obligations	—	(878)
Proceeds from the issuance of common stock in connection with IPO, net of underwriting discount	—	504,023
Payments of costs related to IPO	—	(1,740)
Proceeds from exercise of stock options	4,381	13
Other financing activities	—	(66)
Net cash provided by financing activities	647,589	456,425
Net increase in cash, cash equivalents and restricted cash	410,650	453,301
Cash, cash equivalents and restricted cash at the beginning of period	1,090,039	219,587
Cash, cash equivalents and restricted cash at the end of period	$1,500,689	$672,888

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,713	$2,743
Cash paid for income taxes	$269	$—
Supplemental disclosure of non-cash investing and financing activities:
Costs related to IPO included in accrued expenses and accounts payable	$—	$5,051
Issuance of common stock for acquisition of business	$39,030	$—
Fair value of unvested stock options assumed for acquisition of business	$1,017	$—
Conversion of redeemable convertible preferred stock warrant to common stock warrant	$—	$21,873
Issuance of common stock as upfront payment to nonemployee	$—	$2,127
Accrued property and equipment expenditures	$420	$611

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2021 and its results of operations for the three and six months ended June 30, 2021 and 2020. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the current fiscal year or any other future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the three and six months ended June 30, 2021 and 2020. Accordingly, net loss and comprehensive loss are the same for the periods presented.

Restricted Cash

Restricted cash includes cash deposits required under letter of credit agreements as explained in Note 11 – Commitments and Contingencies. As of June 30, 2021 and December 31, 2020, restricted cash also includes $35.3 million and $31.6 million, respectively, of cash deposits required under the Company’s 2020 Vehicle Floorplan Facility as explained in Note 9 – Vehicle Floorplan Facilities.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Advertising

Advertising costs are expensed as incurred and are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations. Advertising expenses were $23.5 million and $11.6 million for the three months ended June 30, 2021 and 2020, respectively, and $53.1 million and $29.5 million for the six months ended June 30, 2021 and 2020, respectively.

Shipping and Handling

The Company’s logistics costs related to transporting its used vehicle inventory primarily include third-party transportation fees. The portion of these costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility is included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfil contracts with customers and are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were $20.2 million and $5.5 million for the three months ended June 30, 2021 and 2020, respectively, and $35.3 million and $11.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

For the three and six months ended June 30, 2021 and 2020, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of June 30, 2021 and December 31, 2020.

Liquidity

The Company has had negative cash flows and losses from operations since inception and expects to incur additional losses in the future. The Company closed its IPO on June 11, 2020 in which it received proceeds of $504.0 million, net of the underwriting discount and before deducting offering expenses of $7.5 million. Additionally, the Company closed its follow-on public offering on September 15, 2020 in which it received proceeds of $569.5 million, net of the underwriting discount and before deducting offering expenses of $1.5 million.

In June 2021, the Company issued $625.0 million aggregate principal amount of 0.75% unsecured Convertible Senior Notes due 2026. Refer to Note 10 – Long-term Debt for further discussion.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the issuer’s accounting for convertible debt instruments and amended certain guidance related to the computation of earnings per share for convertible instruments and contracts in an entity’s own equity. The Company early adopted the new guidance effective January 1, 2021. There was no impact on the date of adoption. During the three months ended June 30, 2021, the Company issued convertible notes. Refer to Note 10 – Long-term Debt for further discussion.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

A portion of the fees earned on these products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of June 30, 2021 and December 31, 2020, the Company’s reserve for chargebacks was $6.9 million and $3.8 million, respectively, of which $3.3 million and $1.7 million, respectively, are included within “Accrued expenses” and $3.6 million and $2.1 million, respectively, are included in “Other long-term liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to revenues in the period identified. As of June 30, 2021 and December 31, 2020, the Company recognized $15.1 million and $11.5 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, of which $0.9 million and $0.8 million, respectively, are included within “Prepaid expenses and other current assets” and $14.2 million and $10.7 million, respectively, are included within “Other assets.”

Other Revenue

Other revenue consists of labor and parts revenue earned by the Company for vehicle repair services at TDA and, commencing in the first quarter of 2021, revenue from CarStory.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Contract Costs

The Company has elected, as a practical expedient, to expense sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within “Selling, general and administrative expenses” in the condensed consolidated statements of operations.

4. Acquisition

On January 7, 2021, the Company completed the acquisition of 100% of Vast Holdings, Inc. (d/b/a CarStory), a leader in AI-powered analytics and digital services for automotive retail. Leveraging its machine learning, CarStory brings predictive market data to the Company’s national ecommerce and vehicle operations platform. The Company expects CarStory to continue to offer its digital retailing services to dealers, automotive financial services companies and others in the automotive industry. The financial results of CarStory were included in the condensed consolidated financial statements from the date of acquisition and were not material for the three and six months ended June 30, 2021. The transaction costs associated with its acquisition were not material for the three and six months ended June 30, 2021. Pro forma results of operations have not been presented as the effect of this acquisition was not material to the condensed consolidated financial statements.

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

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The estimated fair value of the intangible assets acquired was determined using a discounted cash flow (DCF) method under the income approach. Under this approach, the Company estimates future cash flows and discounts these cash flows at a rate of return that reflects the Company’s relative risk. The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, as well as the liabilities assumed is preliminary, pending the receipt of the final third-party valuation report.

5. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Vehicles	$518,331	$421,458
Parts and accessories	1,635	2,189
Total inventory	$519,966	$423,647

As of June 30, 2021 and December 31, 2020, “Inventory” includes an adjustment of $16.0 million and $12.9 million, respectively, to record the balances at the lower of cost or net realizable value.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Equipment	$1,011	$1,061
Furniture and fixtures	1,921	1,746
Company vehicles	7,807	5,002
Leasehold improvements	7,161	7,068
Internal-use software	13,885	10,552
Other	5,957	2,997
	37,742	28,426
Accumulated depreciation and amortization	(16,345)	(13,334)
Property and equipment, net	$21,397	$15,092

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Depreciation and amortization expense was $1.5 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $3.0 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively. Depreciation and amortization expense included within “Cost of sales” in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 was not material.

Implementation costs capitalized and accumulated amortization related to the Company’s cloud computing arrangements were $4.5 million and $1.5 million as of June 30, 2021, respectively, and $3.6 million and $1.0 million as of December 31, 2020, respectively, and were included within “Other assets” in the condensed consolidated balance sheets. Amortization expense of $0.3 million and $0.1 million was included within “Selling, general and administrative expenses” in the condensed statements of operations for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

7. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the carrying value of goodwill by reportable segment for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Ecommerce	Wholesale	TDA	Total
Balance as of December 31, 2019	$72,231	$1,720	$4,221	$78,172
Change in carrying amount	—	—	—	—
Balance as of June 30, 2020	$72,231	$1,720	$4,221	$78,172
Balance as of December 31, 2020	$72,231	$1,720	$4,221	$78,172
Acquisition	81,134	—	—	81,134
Balance as of June 30, 2021	$153,365	$1,720	$4,221	$159,306

Refer to Note 4 – Acquisition for more information related to the acquisition that occurred in the six months ended June 30, 2021.

Intangible Assets

Intangibles assets, net consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Developed Technology	$25,700	$—
Trademarks	5,240	40
Customer Relationships	3,400	—
Other	252	252
	34,592	292
Accumulated Amortization	(3,274)	(258)
Intangible assets, net	$31,318	$34

Refer to Note 4 – Acquisition for more information related to the acquisition that occurred in the six months ended June 30, 2021.

Amortization expense for intangible assets was $1.6 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $3.0 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The estimated amortization expense for intangible assets subsequent to June 30, 2021 consists of the following (in thousands):

Year Ending December 31:
For remainder of 2021	$3,111
2022	6,220
2023	6,215
2024	6,215
2025	6,215
Thereafter	3,342
$31,318

8. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued marketing expenses	$12,168	$9,106
Vehicle related expenses	23,023	13,062
Sales taxes	28,409	15,443
Accrued compensation and benefits	7,242	5,749
Accrued professional services	3,831	4,890
Other	11,655	11,155
Total accrued expenses	$86,328	$59,405

The Company’s other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Vehicle payable	$68,737	$25,086
Other	22,249	5,189
Total other current liabilities	$90,986	$30,275

9. Vehicle Floorplan Facilities

In 2020, the Company entered into a new vehicle floorplan facility with Ally Bank and Ally Financial (the “2020 Vehicle Floorplan Facility”). The 2020 Vehicle Floorplan Facility provides a committed credit line of up to $450.0 million which is scheduled to expire in September 30, 2022.The amount of credit available is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by the Company within the immediately preceding three-month period. As of June 30, 2021, the borrowing capacity of the 2020 Vehicle Floorplan Facility was $450.0 million, of which $86.4 million was unutilized.

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

As of June 30, 2021 and December 31, 2020, outstanding borrowings on the 2020 Vehicle Floorplan Facility were $363.6 million and $329.2 million, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Interest expense incurred by the Company for the 2020 Vehicle Floorplan Facility was $3.6 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $7.4 million and $3.7 million for the six months ended June 30, 2021 and 2020, respectively, which are recorded within “Interest expense” in the condensed consolidated statements of operations. The weighted average interest rate on the vehicle floorplan borrowings was 4.35% and 4.39% as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021 and December 31, 2020, the Company was in compliance with all covenants related to the 2020 Vehicle Floorplan Facility.

In connection with the 2020 Vehicle Floorplan Facility, the Company entered into credit balance agreements with Ally Bank and Ally Financial that permit the Company to deposit cash with the bank for the purpose of reducing the amount of interest payable for borrowings. Interest credits earned by the Company were $2.0 million and $0.7 million for the three months ended June 30, 2021 and 2020, respectively, and $4.2 million and $2.4 million for the six months ended June 30, 2021 and 2020, respectively, which are recorded within “Interest income” in the condensed consolidated statements of operations.

10. Long-term Debt

On June 18, 2021, the Company issued $625.0 million aggregate principal amount of 0.75% unsecured Convertible Senior Notes due 2026 (the “Notes”), including $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the overallotment option granted to the initial purchasers. The Notes were issued pursuant to an indenture (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs paid to third-parties, were approximately $608.8 million.

Each $1,000 principal amount of the Notes will initially be convertible into 17.8527 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $56.01 per share, subject to adjustment upon the occurrence of specified events. The Notes are convertible, at the option of the noteholders, on or after April 1, 2026. Prior to April 1, 2026, the Notes are convertible only under the following circumstances:

•

During any fiscal quarter commencing after the fiscal quarter ending on September 30, 2021 (and only during such fiscal quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day;

•

During the five consecutive business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate of the Notes on such trading day;

•	If the Company calls any or all of the Notes for redemption; or
•	Upon the occurrence of specific corporate events such as a change in control or certain beneficial distributions to common stockholders (as set forth in the Indenture).

The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

The Company may not redeem the Notes prior to July 6, 2024. On or after July 6, 2024, the Company may redeem all or any portion of the Notes for cash equal to 100% of the principal amount of the Notes being redeemed plus any accrued and unpaid interest if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the three months ended June 30, 2021, the conditions allowing holders of the Notes to convert were not met.

We account for the Notes as a single liability-classified instrument measured at amortized cost. As of June 30, 2021, the unamortized debt discount and debt issuance costs was $16.0 million and the net carrying value was $609.0 million. The total estimated fair value of the Notes as of June 30, 2021 was approximately $644.0 million. The fair value was determined using commonly employed valuation methodologies applying observable market inputs and is classified within Level 2 of the fair value hierarchy.

The Notes were issued at par value and fees associated with the issuance of these Notes are amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense for the three and six months ended June 30, 2021 was not material. The effective interest rate of the Notes is 1.3%.

11. Commitments and Contingencies

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

Beginning in March 2021, multiple putative class actions were filed in the U.S. District Court for the Southern District of New York by certain of the Company’s stockholders against the Company and certain of the Company’s officers alleging violations of federal securities laws. The lawsuits are captioned Zawatsky et al. v. Vroom, Inc. et al., Case No. 21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits assert similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. The complaints seek damages purportedly caused by alleged materially misleading statements and/or omissions by the Company and the named individual officers. In each case, the named plaintiff(s) seek to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). In August 2021, the Court consolidated the cases, appointed a lead plaintiff and lead counsel and ordered a consolidated amended complaint to be filed. The consolidated case is in preliminary stages, and the Company has not yet responded. The Company believes these lawsuits are without merit and intends to vigorously contest these claims. While the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

Letters of Credit

The Company obtained stand-by letters of credit to satisfy conditions under three lease agreements. The Company was required to maintain a cash deposit of $1.8 million and $2.2 million with the financial institution that issued the stand-by letters of credit, which is classified as “Restricted cash” within the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

12. Redeemable Convertible Preferred Stock and Stockholders’ Equity

Redeemable Convertible Preferred Stock

On January 8, 2020, the Company completed an additional closing of its Series H Preferred Stock whereby it sold and issued an aggregate of 1,964,766 shares of Series H Preferred Stock in exchange for gross proceeds of $26.7 million. The proceeds were used for general corporate purposes and business development.

Immediately upon closing of the IPO, the Company’s outstanding preferred stock was automatically converted into an aggregate of 85,533,394 shares of the Company’s common stock. On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of June 30, 2021, there was no preferred stock issued or outstanding.

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

13. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 3,019,108 shares of the Company’s common stock, (ii) up to the number of shares representing a 4% annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. As of June 30, 2021, there were 2,778,836 shares available for future issuance under the 2020 Plan.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

The Company recognized $0.6 million of stock-based compensation expense related to stock options for the three months ended June 30, 2021 and 2020, and $1.2 million for the six months ended June 30, 2021 and 2020. As of June 30, 2021 and December 31, 2020, the Company had $4.0 million and $3.5 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.1 years and 2.2 years, respectively.

RSUs

The Company recognized $4.8 million and $3.3 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2021 and 2020, respectively, and $7.0 million and $3.3 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company had $39.8 million and $15.4 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.9 years and 1.8 years, respectively.

14. Financial Instruments and Fair Value Measurements

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

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

`	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$1,192,696	$—	$—	$1,192,696
Total financial assets	$1,192,696	$—	$—	$1,192,696

`	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$814,681	$—	$—	$814,681
Total financial assets	$814,681	$—	$—	$814,681

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The carrying value of the 2020 Vehicle Floorplan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period. Refer to Note 10 – Long-term debt for further discussion related to the fair value of our convertible debt issuance.

Assets and liabilities acquired as part of a business combination are recorded at fair value on a nonrecurring basis. Refer to Note 4 – Acquisition for additional information.

15. Segment Information

The Company has three reportable segments: Ecommerce, Wholesale, and TDA. No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of June 30, 2021 and December 31, 2020, long-lived assets were predominantly located in the United States.

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

Information about the Company’s segments are as follows (in thousands):

	Three Months Ended June 30, 2021
	Ecommerce	Wholesale	TDA	All Other	Total
Revenues from external customers	$579,663	$128,108	$50,759	$3,360	$761,890
Gross profit	$49,638	$8,516	$3,148	$1,826	$63,128

	Three Months Ended June 30, 2020
	Ecommerce	Wholesale	TDA	All Other (1)	Total
Revenues from external customers	$175,568	$50,921	$26,318	$286	$253,093
Gross profit (loss)	$7,219	$(543)	$864	$67	$7,607

	Six Months Ended June 30, 2021
	Ecommerce	Wholesale	TDA	All Other	Total
Revenues from external customers	$1,001,971	$246,132	$98,346	$6,559	$1,353,008
Gross profit	$81,475	$8,234	$5,939	$3,656	$99,304

	Six Months Ended June 30, 2020
	Ecommerce	Wholesale	TDA	All Other (1)	Total
Revenues from external customers	$408,740	$106,497	$112,902	$726	$628,865
Gross profit (loss)	$21,486	$(1,838)	$6,124	$222	$25,994
(1)

The Company reclassified other revenue and other gross profit related to the vehicle repair service at TDA from the TDA reportable segment to the ”All Other” category to conform to current year presentation.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Reconciliations of total reportable segment revenue and gross profit to consolidated total revenue and consolidated loss before provision for income taxes are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliation to consolidated total revenue
Total reportable segment revenue	$758,530	$252,807	$1,346,449	$628,139
All Other revenues	3,360	286	6,559	726
Consolidated total revenue	$761,890	$253,093	$1,353,008	$628,865
Reconciliation to consolidated loss before provision for income taxes
Total reportable segment gross profit	$61,302	$7,540	$95,648	$25,772
All Other gross profit	1,826	67	3,656	222
Selling, general and administrative expenses	123,898	47,911	232,764	106,291
Depreciation and amortization	3,058	1,083	5,900	2,049
Interest expense	3,880	1,297	7,692	4,123
Interest Income	(2,062)	(715)	(4,358)	(2,671)
Revaluation of preferred stock warrant	—	21,260	—	20,470
Other income, net	(33)	(53)	(48)	(86)
Consolidated loss before provision for income taxes	$(65,613)	$(63,176)	$(142,646)	$(104,182)

16. Income Taxes

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

The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was (0.30)% and (0.08)%, respectively. The effective tax rate for the six months ended June 30, 2021 and 2020 was (0.25)% and (0.10)%, respectively.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2015 and prior.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes, such as foreign tax and research tax credits, to offset its post-change income and taxes may be limited.  An “ownership change” generally occurs if there is a cumulative change exceeding 50 percentage points over a rolling-three-year period in ownership by “5% shareholders”. Similar rules may apply under state tax laws

The Company experienced an ownership change in April 2021 and as a result, the utilization of the Company’s net operating loss, capital loss and U.S. credit carryforwards to offset taxable income are subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383. The Company is currently evaluating the impact of the limitation on its ability to utilize tax attributes in the future. The Company currently has a full valuation allowance against all its tax attributes.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has not identified any uncertain tax positions as of June 30, 2021 and December 31, 2020.

17. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Net loss	$(65,807)	$(63,228)	$(142,996)	$(104,287)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	136,507,177	31,599,497	136,002,344	20,035,476
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(2.00)	$(1.05)	$(5.21)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of June 30,
	2021	2020
Convertible senior notes	11,158,722	—
Stock options	4,586,319	6,340,076
Restricted stock awards	—	3,249,382
Restricted stock units	2,145,136	2,488,402
Total	17,890,177	12,077,860

18. Related Party Transactions

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

Our Model

We generate revenue through the sale of used vehicles and value-added products. We sell vehicles directly to consumers primarily through our Ecommerce segment. As the largest segment in our business, Ecommerce revenue grew 230.2% from the three months ended June 30, 2020 to the three months ended June 30, 2021 and 145.1% from the six months ended June 30, 2020 to the six months ended June 30, 2021, and we expect Ecommerce to continue to outgrow our other segments as it is the core focus of our growth strategy.

We also sell vehicles through wholesale channels, which provide a revenue source for vehicles that do not meet our Vroom retail sales criteria. Additionally, we generate revenue through the retail sale of used vehicles and value-added products at Houston-based Texas Direct Auto, or TDA.

Our Ecommerce, Wholesale and TDA segments represented 76.1%, 16.8%, and 6.7%, respectively, of our total revenue for the three months ended June 30, 2021 and represented 74.1%, 18.2%, and 7.3%, respectively, of our total revenue for the six months ended June 30, 2021.

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

Below is an explanation of how we calculate vehicle gross profit per unit and product gross profit per unit:

Our profitability depends primarily on increasing unit sales and operating leverage, as well as improving unit economics. We deploy an asset-light strategy that optimizes a combination of ownership and operation of assets by us with strategic third-party partnerships. Our hybrid approach also applies to the third-party value-added products we sell to customers, which currently enables us to generate additional revenue streams without taking on the risk associated with underwriting vehicle financing or protection products, however in the future may include proprietary finance products. As we scale, we expect to benefit from efficiencies and operating leverage across our business, including our marketing and technology investments, and our inventory procurement, logistics, reconditioning and sales processes.

Inventory Sourcing

We source our vehicle inventory from a variety of channels, including auctions, consumers, rental car companies, OEMs and dealers. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels to generate the highest sales margins and shortest inventory turns, both of which contribute to increased gross profit per unit. We generate a vast set of predictive data derived from market demand, pricing dynamics, vehicle acquisitions and subsequent sales, and we leverage that data to optimize future vehicle acquisitions, which we believe has been enhanced by the acquisition of CarStory and integration of its advanced data analytics. As we scale, we expect to continue to leverage the data at our disposal to optimize and enhance the volume and selection of vehicles in our inventory and, in turn, drive revenue growth and profitability. We are also exploring and testing third-party inventory strategies, which offers the possibility of expanding our sourcing channels through third-party sellers while offering us attractive revenue models in an asset light, debt free structure. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to drive growth by cost effectively increasing the volume and selection of vehicles in our inventory.”

Vehicle Reconditioning

Before a vehicle is listed for retail sale on our platform, it undergoes a thorough reconditioning process in order to meet our Vroom retail sales criteria. The efficiency of this reconditioning process is a key element in our ability to profitably grow. To recondition vehicles, we rely on a combination of our Vroom VRC along with a network of VRCs owned and operated by third parties, and we intend to continue to expand our network of third-party and Vroom owned VRCs. Utilizing this hybrid approach, we have increased our total reconditioning capacity to approximately 2,800 units per week as of June 30, 2021, with approximately three-fourths from our twenty-eight third-party VRCs. As we are increasing the number of vehicles in our inventory and expanding our reconditioning capacity, we expect that reconditioning costs and inbound shipping costs per unit will continue to decrease as we benefit from economies of scale and operating leverage in reconditioning costs. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to expand and optimize our reconditioning capacity to satisfy increasing demand.”

Logistics Network

For our logistics operations, we primarily have used national third-party carriers, which has allowed us to efficiently deliver vehicles to customers throughout the United States while focusing on expanding other critical components of our business, such as the volume and selection of vehicles in our inventory. We optimized our third-party logistics network nationally through the development of strategic carrier arrangements with national haulers and consolidated our carrier base into dedicated operating regions. This strategy enhanced the flexibility, agility and speed of our growth while reducing the need for additional capital commitments as we scaled our business. Since the start of the COVID-19 pandemic, we have experienced a reduced supply of carriers combined with increased demand for carriers from competitors, resulting in increased shipping prices and delays. In response to these disruptions, and to further enhance the quality of our logistics operations and our customer experience, we have been accelerating our strategy to optimize our hybrid approach by expanding our proprietary logistics network. Initially we have been prioritizing investment in our last-mile delivery operations where we can have the greatest impact on the customer experience. We also have invested in short-haul trucks to make regional deliveries from our last mile hubs, and are investing in long-haul vehicles for hub-to-hub shipments. Consistent with our hybrid approach, as we scale our business, we continue to strategically combine the operation of our expanded proprietary fleet with the use of third-party carriers, which we expect will enable us to both accommodate our growth and provide the highest level of customer service.  See “—Other Key Factors and Trends Affecting our Operating Results—Ability to expand and develop our logistics network.”

Value-Added Products

We generate revenue by earning fees for selling value-added products to customers in connection with vehicle sales. Currently, our third-party value-added product offering consists of finance and protection products, including financing from third-party lenders for our customers’ vehicle purchases, as well as sales of vehicle service contracts, GAP protection and tire and wheel coverage. As we scale our business, we intend to introduce additional value-added products that will be attractive to our customers and drive revenue and profitable growth. We expect that both expanded product offerings and increased attachment rates in value-added product sales will have a positive impact on our profitability. Consistent with our hybrid approach, we also are exploring a variety of options to expand our finance product offering to include Vroom proprietary finance products. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to increase and better monetize value-added products.”

Our Segments

We manage and report operating results through three reportable segments:

•

Ecommerce (76.1% and 74.1% of total revenue for the three and six months ended June 30, 2021, respectively): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•	Wholesale (16.8% and 18.2% of total revenue for the three and six months ended June 30, 2021, respectively): The Wholesale segment represents sales of used vehicles through wholesale channels.

•

TDA (6.7% and 7.3% of total revenue for the three and six months ended June 30, 2021, respectively): The TDA segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales.

Gross profit is defined as revenue less cost of sales for each segment. Reflected below is a summary of segment revenue and segment gross profit for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021	2020 (1)

	(in thousands)		(in thousands)
Revenue:
Ecommerce	$579,663	$175,568	$1,001,971	$408,740
Wholesale	128,108	50,921	246,132	106,497
TDA	50,759	26,318	98,346	112,902
All Other	3,360	286	6,559	726
Total revenue	$761,890	$253,093	$1,353,008	$628,865
Gross profit (loss):
Ecommerce	$49,638	$7,219	$81,475	$21,486
Wholesale	8,516	(543)	8,234	(1,838)
TDA	3,148	864	5,939	6,124
All Other	1,826	67	3,656	222
Total gross profit	$63,128	$7,607	$99,304	$25,994

(1)	We reclassified other revenue and other gross profit related to the vehicle repair service at TDA from the TDA reportable segment to the “All Other” category to conform to current year presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Ecommerce units sold	18,268	6,713	33,772	14,643
Vehicle Gross Profit per ecommerce unit	$1,587	$314	$1,387	$602
Product Gross Profit per ecommerce unit	1,131	761	1,026	866
Total Gross Profit per ecommerce unit	$2,718	$1,075	$2,413	$1,468
Average monthly unique visitors	1,749,480	999,899	1,649,869	973,457
Listed vehicles	13,676	5,745	13,676	5,745
Ecommerce average days to sale	68	66	76	67

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

Product Gross Profit per Ecommerce Unit

Product Gross Profit per ecommerce unit, which we refer to as Product GPPU, for a given period is defined as the aggregate fees earned on sales of value-added products in that period, net of the reserves for chargebacks on such products in that period, divided by the number of ecommerce units sold in that period. Because we are paid fees on the value-added products we sell, our gross profit is equal to the revenue we generate from the sale of value-added products. We plan to continue to introduce initiatives to increase the attachment rates of value-added products and expand our offerings of value-added products which will grow our Product GPPU. We also are exploring a variety of options to expand our finance product offering to include Vroom proprietary finance products, which we believe would increase our Product GPPU.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net loss	$(65,807)	$(63,228)	$(142,996)	$(104,287)
Adjusted to exclude the following:
Interest expense	3,880	1,297	7,692	4,123
Interest income	(2,062)	(715)	(4,358)	(2,671)
Provision for income taxes	194	52	350	105
Depreciation and amortization expense	3,122	1,089	6,028	2,059
EBITDA	$(60,673)	$(61,505)	$(133,284)	$(100,671)
One-time IPO related acceleration of non-cash stock-based compensation	—	1,262	—	1,262
One-time IPO related non-cash revaluation of preferred stock warrant	—	21,260	—	20,470
Adjusted EBITDA	$(60,673)	$(38,983)	$(133,284)	$(78,939)

Adjusted loss from operations

We calculate Adjusted loss from operations as loss from operations adjusted to exclude the one-time, IPO related acceleration of non-cash stock-based compensation expense. The following table presents a reconciliation of Adjusted loss from operations to loss from operations, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Loss from operations	$(63,828)	$(41,387)	$(139,360)	$(82,346)
Add: One-time IPO related acceleration of non-cash stock based compensation	—	1,262	—	1,262
Adjusted loss from operations	$(63,828)	$(40,125)	$(139,360)	$(81,084)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Net loss	$(65,807)	$(63,228)	$(142,996)	$(104,287)
Net loss attributable to common stockholders	$(65,807)	$(63,228)	$(142,996)	$(104,287)
Add: One-time IPO related acceleration of non-cash stock based compensation	—	1,262	—	1,262
Add: One-time IPO related non-cash revaluation of preferred stock warrant	—	21,260	—	20,470
Non-GAAP net loss	$(65,807)	$(40,706)	$(142,996)	$(82,555)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	136,507,177	31,599,497	136,002,344	20,035,476

Net loss per share, basic and diluted	$(0.48)	$(2.00)	$(1.05)	$(5.21)
Impact of one-time IPO related acceleration of non-cash stock based compensation	—	0.04	—	0.07
Impact of one-time IPO related non-cash revaluation of preferred stock warrant	—	0.67	—	1.02
Non-GAAP net loss per share, basic and diluted	$(0.48)	$(1.29)	$(1.05)	$(4.12)
Non-GAAP net loss per share, as adjusted, basic and diluted(a)	$(0.48)	$(0.34)	$(1.05)	$(0.70)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Non-GAAP net loss	$(65,807)	$(40,706)	$(142,996)	$(82,555)
Non-GAAP net loss, as adjusted	$(65,807)	$(40,706)	$(142,996)	$(82,555)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	136,507,177	31,599,497	136,002,344	20,035,476
Add: unweighted adjustment for common stock issued in connection with IPO	—	24,437,500	—	24,437,500
Add: unweighted adjustment for conversion of redeemable convertible preferred stock in connection with IPO	—	85,533,394	—	85,533,394
Less: Adjustment for the impact of the above items already included in weighted-average number of shares outstanding for the periods presented	—	(22,960,956)	—	(11,480,478)
Weighted-average number of shares outstanding used to compute net loss per share, as adjusted, basic and diluted	136,507,177	118,609,435	136,002,344	118,525,892

Non-GAAP net loss per share, as adjusted, basic and diluted	$(0.48)	$(0.34)	$(1.05)	$(0.70)

Recent Events

Issuance of Convertible Senior Notes

On June 18, 2021, we issued $625.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2026 (the “Notes”). The total net proceeds from the offering, after deducting debt issuance costs, were approximately $608.8 million. See “—Liquidity and Capital Resources.”

Update on the Impact of the COVID-19 Pandemic

Measures implemented by governmental authorities around the world to reduce the spread of COVID-19 disrupted our operations and adversely affected our financial performance beginning late in the first quarter of 2020. After the initial disruption, the used vehicle market began to recover and consumer demand for used vehicles increased and now exceeds pre-pandemic levels. This recovery has been bolstered by the introduction of COVID-19 vaccines nationwide.

We believe the COVID-19 pandemic has reinforced our business model. However, the full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is currently uncertain and will depend on many factors outside our control, including, without limitation, the severity and duration of the COVID-19 pandemic and the effectiveness of actions taken to contain the spread of COVID-19 or treat its impact, including the efficacy of vaccines and other treatments for COVID-19, including with respect to the success of vaccination efforts, and the resistance of new variants of the virus to vaccines, among others. We have begun modifying our policies and practice regarding in-person work and intend to begin re-opening additional offices and instituting return-to-office policies on a modified basis for some employees who have been working remotely throughout the pandemic. All actions will be taken in accordance with updated state and local health and safety guidance and requirements for in-office work. Nevertheless, the unpredictable nature of the virus, its treatment and worker sentiment may further delay routine in-person work and reduce the effectiveness of efforts aimed at improving employee retention; there can be no assurance that there will not be future material disruptions in our workforce. The various workforce health and safety measures we have taken have led to increased operating expenses and future health and safety measures may lead to further increases. We will continue to monitor and assess the impact of the COVID-19 pandemic on our business and our results of operations and financial condition as the pandemic continues to evolve. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors” for more information.

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

The continued growth of our vehicle inventory requires a number of important capabilities, including the ability to finance the acquisition of inventory at competitive rates, source high quality vehicles across various acquisition channels nationwide, secure adequate reconditioning capacity and execute effective marketing strategies to increase consumer sourcing. In addition, our ability to accurately forecast pricing and consumer demand for specific types of vehicles is critical to sourcing high quality, high-demand vehicles. This ability is enabled by our data science capabilities that leverage the growing amount of data at our disposal and generate predictive data analytics that fine-tune our supply and sourcing models. We believe the acquisition of CarStory has enhanced our predictive market data capabilities. As we continue to invest in our operational efficiency and data analytics, we expect that we will continue to cost effectively increase the volume and optimize the selection of our ecommerce inventory. Our data analytics are complex models that incorporate numerous assumptions and predictions about consumer and industry dynamics. As with all predictions, the output of our data analytics is subject to inherent uncertainty and reflects judgment and expertise when providing data-driven decisions based on those analytics.

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

Increased conversion also depends on our ability to provide the necessary customer service and sales support to respond to increased demand. Our ongoing investment in our sales and sales support operations includes investments in people, processes and technology. We are continuing to invest in (1) people, to mitigate bottlenecks; (2) in our processes, to remove friction and increase sales flow; and (3) in technology, to automate and improve our customer experience and drive conversion. We have continued to expand our sales and sales support team and expect to continue expanding these capabilities commensurate with our expected sales growth throughout the remainder of 2021. We also recently engaged two additional third-party customer service providers to expand our customer service operations as we scale our business. As we continue to invest in our brand and improve the customer experience, we expect that we will attract more visitors, improve conversion and drive greater sales.

Ability to optimize the mix of inventory sources to drive increased gross profit and improvements to our unit economics

We strategically source inventory from auctions, consumers, rental car companies, OEMs and dealers. Consumers and auctions represent the vast majority of our inventory sources, accounting for approximately 65% and 23% of our retail inventory sold for the three months ended June 30, 2021, respectively, and 59% and 30% for the six months ended June 30, 2021, respectively. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels and strive to source vehicles in a way that maximizes our average gross profit per unit and improves our unit economics. For example, purchasing vehicles at third-party auctions is competitive and, consequently, vehicle prices at third-party auctions tend to be higher than vehicle prices for vehicles sourced directly from consumers. Accordingly, as part of our sourcing strategy, we have strategically increased the percentage of vehicle sales that we source from consumers. During the first half of 2021, we experienced unprecedented market conditions, caused in part by the shortage of microchips and delays in new car manufacturing, which increased demand for used vehicles, putting downward pressure on supply and upward pressure on wholesale pricing. Based on data from Cox Automotive, wholesale prices appear to have reached their peak in June and retail prices are expected to peak in the third quarter. It is expected that we will begin to gradually return to normal market conditions and vehicle depreciation during the second half of 2021. We also expect that our increased ability to inspect consumer sourced vehicles and make real time adjustments to acquisition pricing as a result of our scaling proprietary logistics operation will provide upside to our overall wholesale gross profit per unit over time.

In order to maintain the percentage of vehicles that we source directly from consumers, we continue to expand our national marketing efforts that are focused on our Sell Us Your Car® proposition, which we believe will result in continued popularity of our business model.

We are also exploring and testing third-party inventory strategies, which offers the possibility of expanding our sourcing channels through third-party sellers while offering us attractive revenue models in an asset light, debt free structure.

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

As we continue to grow our business, we intend to continue to increase reconditioning capacity and operational efficiency through third-party VRC locations and additional Vroom VRCs. Our use of third-party VRCs to recondition vehicles allows us to avoid additional capital expenditures, quickly increase capacity, maintain greater operational flexibility and broaden our geographic footprint to drive lower logistics costs. Proprietary VRCs enable us to have increased control over our reconditioning operations, increase capacity as we scale, and introduce additional operating efficiencies. Consistent with our hybrid model, as we scale, we will seek to optimize the combination of strategic geographically dispersed proprietary and third-party VRCs.

We have continued to expand our third-party VRC operations and, as of June 30, 2021, have a total of twenty-eight third-party VRCs throughout the U.S. We leverage our data analytics and deep industry experience to strategically select VRC locations where we believe there is the highest supply and demand for our vehicles. We expect that the increase in reconditioning capacity and investment in technology will lower our reconditioning costs per unit and drive greater operational efficiency, higher gross profit per unit and improved unit economics over time.

Ability to expand and develop our logistics network

We primarily use third-party carriers and have optimized our third-party logistics network nationwide through the development of strategic carrier arrangements with national haulers and the consolidation of our carrier base into a smaller number of carriers in dedicated operating regions. We expect that these enhanced logistics operations, combined with the expansion of strategically located VRCs, will drive efficiency in our logistics operations. Our VRCs also serve as pooling points to aggregate acquired vehicles and we are using certain VRCs as hubs for staging vehicles for last-mile delivery to customers, which we expect to provide an improved experience for customers. As of June 30, 2021, we had twenty-five hubs and we delivered 26% of our ecommerce units sold with our proprietary last-mile service during the second quarter of 2021. Recently, as a result of the continued prevalence of the COVID-19 pandemic, we have experienced a reduced supply of carriers combined with increased demand for carriers from competitors, resulting in increased shipping prices and delays. In response to these disruptions, and to further enhance the quality of our logistics operations and our customer experience, we are accelerating our strategy to optimize our hybrid approach by expanding our proprietary logistics network. Currently, we are prioritizing investment in our last-mile delivery operations where we can have the greatest impact on the customer experience. We also have invested in short-haul trucks to make regional deliveries from our last mile hubs, and are investing in long-haul vehicles for hub-to-hub shipments. As we invest in our expanded logistics operations, we expect to incur increased operating expenses and capital expenditures associated with purchasing or leasing fleet vehicles, leasing space for delivery hubs, hiring qualified drivers, and operating and maintaining fleet vehicles, offset in part by reduced third-party logistics expense. Consistent with our hybrid approach, we continue to strategically combine the operation of our expanded proprietary fleet with the use of third-party carriers, which we expect will enable us to both accommodate our growth and provide the highest level of customer service. Over time, as our business scales, we expect that optimizing our logistics network through this hybrid approach will result in improved unit economics, increased profitability and an enhanced customer experience.

Ability to increase and better monetize value-added products

Our offering of value-added products is an integral part of providing a seamless vehicle-buying experience to our customers. These products provide added revenue streams for us as well as offering convenience, assurance and efficiency for our customers. We sell our third-party value-added products through our strategic relationships with multiple lenders and other third parties who bear the incremental risks associated with the underwriting of finance and protection products. We have entered into strategic partnerships with lenders such as Chase, Ally, and Santander which have contributed to improvements in Product GPPU. Additionally, through our on-going data analytics, experimentation and further development of our ecommerce technology, we expect to increase attachment rates of our existing value-added products while finding new opportunities to include additional finance and protection products, as well as other value-added products. Because we are paid fees on value-added products we sell, our gross profit is equal to the revenue we generate on such sales. As a result, such sales help drive total gross profit per unit. As we scale our business, we intend to increase the breadth and variety of value-added products offered to customers and improve attachment rates to our vehicle sales, while also exploring a variety of options related to Vroom proprietary finance products, which we believe in turn will grow revenue and drive profitability.

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

We have begun to strategically take advantage of a broader portion of the used vehicle market by adding more lower priced vehicles to our inventory. As a data-driven company, we acquire inventory based upon demand predicted by our data analytics. Although we expect ASP to fluctuate in the short-term as a result of market conditions, our long-term strategy continues to move us towards lower-priced inventory, which we expect will result in a lower ASP.

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

We expect that our SG&A expenses will increase in the future as we expand our operations, including our proprietary logistics operations, explore a variety of strategies for a proprietary lending operation, hire additional employees and continue to increase our marketing spend. We have continued to expand our sales and sales support team, processes and technology and expect to continue to expand these capabilities commensurate with our expected sales growth throughout the remainder of 2021. We also recently engaged two additional third-party customer service providers to expand our customer service operations as we scale our business. We also will continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, regulatory and tax-related services associated with maintaining compliance with SEC and Nasdaq requirements, director and officer insurance costs, and investor and public relations costs.

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

Interest expense

Our interest expense includes interest expense related to our vehicle floorplan facility with Ally Bank and Ally Financial (the “2020 Vehicle Floorplan Facility”), as discussed below, which is used to finance our inventory as well as interest expense on our Convertible Senior Notes.

Interest Income

Interest income primarily represents interest credits earned on cash deposits maintained in relation to our 2020 Vehicle Floorplan Facility as well as interest earned on cash and cash equivalents.

Results of Operations

The following table presents our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change

	(in thousands)			(in thousands)
Revenue:
Retail vehicle, net	$608,116	$196,150	210.0%	$1,062,439	$504,862	110.4%
Wholesale vehicle	128,108	50,921	151.6%	246,132	106,497	131.1%
Product, net	22,306	5,736	288.9%	37,878	16,780	125.7%
Other	3,360	286	1,074.8%	6,559	726	803.4%
Total revenue	761,890	253,093	201.0%	1,353,008	628,865	115.2%
Cost of sales	698,762	245,486	184.6%	1,253,704	602,871	108.0%
Total gross profit	63,128	7,607	729.9%	99,304	25,994	282.0%
Selling, general and administrative expenses	123,898	47,911	158.6%	232,764	106,291	119.0%
Depreciation and amortization	3,058	1,083	182.4%	5,900	2,049	187.9%
Loss from operations	(63,828)	(41,387)	54.2%	(139,360)	(82,346)	69.2%
Interest expense	3,880	1,297	199.2%	7,692	4,123	86.6%
Interest income	(2,062)	(715)	188.4%	(4,358)	(2,671)	63.2%
Revaluation of stock warrant	—	21,260	(100.0)%	—	20,470	(100.0)%
Other income, net	(33)	(53)	(37.7)%	(48)	(86)	(44.2)%
Loss before provision for income taxes	(65,613)	(63,176)	3.9%	(142,646)	(104,182)	36.9%
Provision for income taxes	194	52	273.1%	350	105	233.3%
Net loss	$(65,807)	$(63,228)	4.1%	$(142,996)	$(104,287)	37.1%

Segments

We manage and report operating results through three reportable segments:

•

Ecommerce (76.1% and 74.1% of total revenue for the three and six months ended June 30, 2021, respectively): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•	Wholesale (16.8% and 18.2% of total revenue for the three and six months ended June 30, 2021, respectively): The Wholesale segment represents sales of used vehicles through wholesale channels.
•

TDA (6.7% and 7.3% of total revenue for the three and six months ended June 30, 2021, respectively): The TDA segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales.

Three Months Ended June 30, 2021 and 2020

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Three Months Ended June 30,
	2021	2020	Change	% Change

	(in thousands, except unit data and average days to sale)
Ecommerce units sold	18,268	6,713	11,555	172.1%
Ecommerce revenue:
Vehicle revenue	$559,010	$170,460	$388,550	227.9%
Product revenue	20,653	5,108	15,545	304.3%
Total ecommerce revenue	$579,663	$175,568	$404,095	230.2%
Ecommerce gross profit:
Vehicle gross profit	$28,985	$2,111	$26,874	1,273.0%
Product gross profit	20,653	5,108	15,545	304.3%
Total ecommerce gross profit	$49,638	$7,219	$42,419	587.6%
Average vehicle selling price per ecommerce unit	$30,601	$25,393	$5,208	20.5%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$1,587	$314	$1,273	405.4%
Product gross profit per ecommerce unit	1,131	761	370	48.6%
Total gross profit per ecommerce unit	$2,718	$1,075	$1,643	152.8%
Ecommerce average days to sale	68	66	2	3.0%

Ecommerce units

Ecommerce units sold increased 11,555, or 172.1%, from 6,713 for the three months ended June 30, 2020 to 18,268 for the three months ended June 30, 2021. This increase was attributable to higher inventory levels, strong national brand recognition driven by our national advertising campaign, an acceleration in the popularity of our business model due to disruptions related to the COVID-19 pandemic and strong market demand for used vehicles, as well as further process improvements in our ecommerce platform. Average monthly unique visitors to our website grew from 999,899 for the three months ended June 30, 2020 to 1,749,480 for the three months ended June 30, 2021, representing year over year growth of 75.0%. We expect ecommerce units sold to continue to grow in the future as we increase our inventory selection and marketing efforts as well as improve conversion.

Vehicle Revenue

Ecommerce vehicle revenue increased $388.5 million, or 227.9%, from $170.5 million for the three months ended June 30, 2020 to $559.0 million for the three months ended June 30, 2021. The increase in ecommerce vehicle revenue was primarily attributable to the 11,555 increase in ecommerce units sold, which increased vehicle revenue by $293.4 million, as well as a higher ASP per unit primarily due to market appreciation, which increased from $25,393 for the three months ended June 30, 2020 to $30,601 for the three months ended June 30, 2021, and increased vehicle revenue by $95.1 million. Furthermore, in the second quarter of 2020, we made a strategic decision to reduce vehicle pricing in order to sell pre-COVID-19 inventory, which negatively impacted vehicle revenue for that quarter. Although we expect ASP to fluctuate in the short-term as a result of market conditions, our long-term strategy continues to move us toward lower-priced inventory, which we expect will result in a lower ASP.

Product Revenue

Ecommerce product revenue increased $15.6 million, or 304.3%, from $5.1 million for the three months ended June 30, 2020 to $20.7 million for the three months ended June 30, 2021. The increase in ecommerce product revenue was primarily attributable to the 11,555 increase in ecommerce units sold, which increased product revenue by $8.8 million as well as an increase in product revenue per unit of $370, which increased product revenue by $6.8 million. Product revenue per unit increased from $761 for the three months ended June 30, 2020 to $1,131 for the three months ended June 30, 2021, primarily due to higher attachment rates and an increase in the average loan size as a result of higher ASP. We expect ecommerce product revenue will continue to grow in the future driven by increases in ecommerce units sold, new product offerings, initiatives to improve product attachment rates and increases in per unit profit.

Vehicle Gross Profit

Ecommerce vehicle gross profit increased $26.8 million, from $2.1 million for the three months ended June 30, 2020 to $28.9 million for the three months ended June 30, 2021. The increase in vehicle gross profit was primarily attributable to a $1,273 increase in vehicle gross profit per unit, which increased vehicle gross profit by $23.3 million as well as the 11,555 increase in ecommerce units sold, which increased vehicle gross profit by $3.5 million. Vehicle gross profit per unit increased from $314 for the three months ended June 30, 2020 to $1,587 for the three months ended June 30, 2021, primarily attributable to higher sales margins (sales price less purchase price of vehicles sold) and improvements in reconditioning and inbound logistics costs, partially offset by a higher inventory reserve as a result of an increase in inventory levels. Strong sales margin per unit was partially driven by a record retail pricing environment during the second quarter of 2021 as well as an increase in vehicles sourced directly from consumers and further improvements in our pricing methodologies. Additionally, in the second quarter of 2020, our sales margin was negatively impacted by a strategic decision to reduce vehicle pricing in order to sell pre-COVID-19 inventory. Based on data from Cox Automotive, retail prices are expected to peak in the third quarter and begin to gradually return to normal market conditions and vehicle depreciation during the second half of 2021.

As we continue to mature our infrastructure, increase and optimize our network of VRCs, and optimize our logistics operations, we expect ecommerce vehicle gross profit per unit to increase in the future driven by optimizing our acquisition strategy and reducing costs in logistics and reconditioning.

Product Gross Profit

Ecommerce product gross profit increased $15.6 million, or 304.3%, from $5.1 million for the three months ended June 30, 2020 to $20.7 million for the three months ended June 30, 2021. The increase in ecommerce product gross profit was primarily attributable to the 11,555 increase in ecommerce units sold which increased product gross profit by $8.8 million, as well as an increase in product gross profit per unit of $370, which increased product gross profit by $6.8 million. Product gross profit per unit increased from $761 for the three months ended June 30, 2020 to $1,131 for the three months ended June 30, 2021, primarily due to higher attachment rates and an increase in the average loan size as a result of higher ASP. We expect ecommerce product gross profit will continue to grow in the future driven by increases in ecommerce units sold, new product offerings, initiatives to improve product attachment rates and increases in per unit profit.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Three Months Ended June 30,
	2021	2020	Change	% Change

	(in thousands, except unit data)
Wholesale units sold	10,020	3,259	6,761	207.5%
Wholesale revenue	$128,108	$50,921	$77,187	151.6%
Wholesale gross profit (loss)	$8,516	$(543)	$9,059	1,668.3%
Average selling price per unit	$12,785	$15,625	$(2,840)	(18.2)%
Wholesale gross profit (loss) per unit	$850	$(167)	$1,017	609.0%

Wholesale Units

Wholesale units sold increased 6,761, or 207.5%, from 3,259 for the three months ended June 30, 2020 to 10,020 for the three months ended June 30, 2021, primarily driven by an increase of wholesale grade units purchased from consumers, an increase in the number of trade-in vehicles as a result of the increase in number of ecommerce units sold and strong wholesale market demand for used vehicles.

Wholesale Revenue

Wholesale revenue increased $77.2 million, or 151.6%, from $50.9 million for the three months ended June 30, 2020 to $128.1 million for the three months ended June 30, 2021. The increase was primarily attributable to the 6,761 increase in wholesale units sold, which increased wholesale revenue by $105.7 million, partially offset by a lower ASP per wholesale unit, which decreased from $15,625 for the three months ended June 30, 2020 to $12,785 for the three months ended June 30, 2021 and decreased wholesale revenue by $28.5 million. The higher ASP in the second quarter of 2020 was primarily driven by the sale of retail vehicles through wholesale channels to reduce our inventory levels at the start of the COVID-19 pandemic.

Wholesale Gross Profit (Loss)

Wholesale gross profit increased $9.0 million from a loss of $0.5 million for the three months ended June 30, 2020 to profit of $8.5 million for the three months ended June 30, 2021. The increase was primarily attributable to a $1,017 increase in wholesale gross profit per unit as a result of favorable wholesale market conditions. Additionally, in the second quarter of 2020, our sales margin was negatively impacted by the sale of retail vehicles through wholesale channels to reduce our inventory levels at the start of the COVID-19 pandemic. Based on data from Cox Automotive, wholesale prices appear to have reached their peak in June and are expected to begin to gradually return to normal market conditions and vehicle depreciation during the second half of 2021.

TDA

The following table presents our TDA segment results of operations for the periods indicated:

	Three Months Ended June 30,
	2021	2020 (1)	Change	% Change

	(in thousands, except unit data and average days to sale)
TDA units sold	1,583	1,110	473	42.6%
TDA revenue:
Vehicle revenue	$49,106	$25,690	$23,416	91.1%
Product revenue	1,653	628	1,025	163.2%
Total TDA revenue	$50,759	$26,318	$24,441	92.9%
TDA gross profit:
Vehicle gross profit	$1,495	$236	$1,259	533.5%
Product gross profit	1,653	628	1,025	163.2%
Total TDA gross profit	$3,148	$864	$2,284	264.4%
Average vehicle selling price per TDA unit	$31,021	$23,144	$7,877	34.0%
Gross profit per TDA unit:
Vehicle gross profit per TDA unit	$944	$212	$732	345.3%
Product gross profit per TDA unit	1,044	566	478	84.5%
Total gross profit per TDA unit	$1,988	$778	$1,210	155.5%
TDA average days to sale	38	44	(6)	(13.6)%

(1)	We reclassified other revenue and gross profit related to the vehicle repair service at TDA from the TDA reportable segment to the “All Other” category to conform to current year presentation.

TDA units

TDA units sold increased 473, or 42.6%, from 1,110 for the three months ended June 30, 2020 to 1,583 for the three months ended June 30, 2021. Despite strong market demand for used vehicles, TDA unit sales continue to be negatively impacted by reduced inventory at the TDA location as the ecommerce business continues to scale. TDA units sold were negatively impacted during the second quarter of 2020 as a result of a significant reduction in foot traffic due to the COVID-19 pandemic.

Vehicle Revenue

TDA vehicle revenue increased $23.4 million, or 91.1%, from $25.7 million for the three months ended June 30, 2020 to $49.1 million for the three months ended June 30, 2021. The increase in TDA vehicle revenue was primarily due to a higher ASP per unit primarily due to market appreciation, which increased from $23,144 for the three months ended June 30, 2020 to $31,021 for the three months ended June 30, 2021 and increased revenue by $12.5 million and the 473 increase in TDA units sold, which increased TDA vehicle revenue by $10.9 million. Furthermore, in the second quarter of 2020, we made a strategic decision to reduce vehicle pricing in order to sell pre-COVID-19 inventory, which negatively impacted vehicle revenue for that quarter.

Product Revenue

TDA product revenue increased $1.1 million, or 163.2%, from $0.6 million for the three months ended June 30, 2020 to $1.7 million for the three months ended June 30, 2021. The increase in TDA product revenue was primarily attributable to an increase in product revenue per unit, which increased revenue by $0.8 million as well as the 473 increase in TDA units sold, which increased TDA product revenue by $0.3 million.

Vehicle Gross Profit

TDA vehicle gross profit increased $1.3 million, or 533.5%, from $0.2 million for the three months ended June 30, 2020 to $1.5 million for the three months ended June 30, 2021. The increase in vehicle gross profit was primarily attributable to a $732 increase in TDA vehicle gross profit per unit, which increased vehicle gross profit by $1.2 million as well as the 473 increase in TDA units sold, which increased TDA vehicle gross profit by $0.1 million. Vehicle gross profit per unit increased from $212 for the three months ended June 30, 2020 to $944 for the three months ended June 30, 2021, primarily attributable to higher sales margins and improvements in reconditioning and inbound logistics costs, partially offset by a higher inventory reserve as a result of an increase in inventory levels. Strong sales margin per unit was partially driven by a record retail pricing environment during the second quarter of 2021 as well as an increase in vehicles sourced directly from consumers and further improvements in our pricing methodologies. Additionally, in the second quarter of 2020, our sales margin was negatively impacted by a strategic decision to reduce vehicle pricing in order to sell pre-COVID-19 inventory. Based on data from Cox Automotive, retail prices are expected to peak in the third quarter and begin to gradually return to normal market conditions and vehicle depreciation during the second half of 2021.

Product Gross Profit

TDA product gross profit increased $1.1 million, or 163.2% from $0.6 million for the three months ended June 30, 2020 to $1.7 million for the three months ended June 30, 2021. The increase in TDA product gross profit was primarily attributable to an increase in product gross profit per unit, which increased gross profit by $0.8 million as well as the 473 increase in TDA units sold, which increased TDA product gross profit by $0.3 million.

Selling, general and administrative expenses

	Three Months Ended June 30,
	2021	2020	Change	% Change

	(in thousands)
Compensation & benefits	$51,811	$20,618	$31,193	151.3%
Marketing expense	23,495	11,573	11,922	103.0%
Outbound logistics (1)	20,153	5,470	14,683	268.4%
Occupancy and related costs	4,042	2,267	1,775	78.3%
Professional fees	4,259	1,465	2,794	190.7%
Other	20,138	6,518	13,620	209.0%
Total selling, general & administrative expenses	$123,898	$47,911	$75,987	158.6%

(1)

Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses increased $76.0 million, or 158.6%, from $47.9 million for the three months ended June 30, 2020 to $123.9 million for the three months ended June 30, 2021. The increase was primarily due to:

•

a $31.2 million increase in compensation and benefits as a result of an increase in headcount, an increase in variable fees for third-party sales and sales support providers as a result of an increase in units sold, as well as a $1.3 million increase in stock-based compensation from $4.1 million for the three months ended June 30, 2020 to $5.4 million for the three months ended June 30, 2021;

•

a $14.7 million increase in outbound logistics costs attributable to the growth in ecommerce units sold, which increased outbound logistics costs by $9.4 million, and increases in market rates of logistics providers, which increased outbound logistics costs by $5.3 million;

•

a $13.6 million increase in other SG&A expenses primarily related to volume-based fees for software licenses and other variable expenses as our business continues to scale as well as additional insurance costs associated with being a publicly traded company and growing inventory; and

•	an $11.9 million increase in marketing expense as we expanded our national broad-reach brand advertising and increased performance marketing as we continue to grow our listed inventory.

We expect SG&A expenses to increase in the future as we scale our business and sell more ecommerce units. We also expect to incur increased SG&A expenses as we continue to invest in and improve our customer experience, invest in expanding our proprietary logistics and reconditioning networks, and explore a variety of strategies for a proprietary lending operation.

Depreciation and amortization

Depreciation and amortization expenses increased $2.0 million, or 182.4%, from $1.1 million for the three months ended June 30, 2020 to $3.1 million for the three months ended June 30, 2021. The increase was primarily due to amortization expense of intangible assets acquired as part of the acquisition of the CarStory business on January 7, 2021.

Interest expense

Interest expense increased $2.6 million, or 199.2%, from $1.3 million for the three months ended June 30, 2020 to $3.9 million for the three months ended June 30, 2021. The increase was primarily attributable to a higher outstanding balance of the 2020 Vehicle Floorplan Facility due to the increase in vehicle inventory levels as the business continues to scale.

Interest income

Interest income increased $1.4 million, or 188.4%, from $0.7 million for the three months ended June 30, 2020 to $2.1 million for the three months ended June 30, 2021. The increase in interest income was primarily driven by higher cash and cash equivalent balances for the three months ended June 30, 2021 as compared to June 30, 2021, as a result of the follow-on public offering and issuance of the Notes.

Revaluation of preferred stock warrant

For the three months ended June 30, 2020, the revaluation of the preferred stock warrant was $21.3 million related to the conversion and exercise of the Series F preferred stock warrant to purchase common stock upon the IPO in June 2020.

Six Months Ended June 30, 2021 and 2020

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	33,772	14,643	19,129	130.6%
Ecommerce revenue:
Vehicle revenue	$967,324	$396,065	$571,259	144.2%
Product revenue	34,647	12,675	21,972	173.3%
Total ecommerce revenue	$1,001,971	$408,740	$593,231	145.1%
Ecommerce gross profit:
Vehicle gross profit	$46,828	$8,811	$38,017	431.5%
Product gross profit	34,647	12,675	21,972	173.3%
Total ecommerce gross profit	$81,475	$21,486	$59,989	279.2%
Average vehicle selling price per ecommerce unit	$28,643	$27,048	$1,595	5.9%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$1,387	$602	$785	130.4%
Product gross profit per ecommerce unit	1,026	866	160	18.5%
Total gross profit per ecommerce unit	$2,413	$1,468	$945	64.4%
Ecommerce average days to sale	76	67	9	13.4%

Ecommerce units

Ecommerce units sold increased 19,129, or 130.6%, from 14,643 for the six months ended June 30, 2020 to 33,772 for the six months ended June 30, 2021. This increase was attributable to higher inventory levels, strong national brand recognition driven by our national advertising campaign, an acceleration in the popularity of our business model due to disruptions related to the COVID-19 pandemic and strong market demand for used vehicles, as well as further process improvements in our ecommerce platform. Average monthly unique visitors to our website increased from 973,457 for the six months ended June 30, 2020 to 1,649,869 for the six months ended June 30, 2021. We expect ecommerce units sold to continue to grow in the future as we increase our inventory selection and marketing efforts, as well as improve conversion.

Ecommerce average days to sale increased from 67 days for the six months ended June 30, 2020 to 76 days for the six months ended June 30, 2021. The increase was primarily driven by constraints experienced in sales support in response to accelerating demand and the sale of aged inventory during the first quarter of 2021. Average days to sale returned to normalized levels during the second quarter of 2021.

Vehicle Revenue

Ecommerce vehicle revenue increased $571.2 million, or 144.2%, from $396.1 million for the six months ended June 30, 2020 to $967.3 million for the six months ended June 30, 2021. The increase in ecommerce vehicle revenue was primarily attributable to the 19,129 increase in ecommerce units sold, which increased revenue by $517.4 million, as well as a higher ASP per unit, which increased from $27,048 for the six months ended June 30, 2020 to $28,643 for the six months ended June 30, 2021 and increased revenue by $53.8 million, primarily due to market appreciation. Although we expect ASP to fluctuate in the short-term as a result of market conditions, our long-term strategy continues to move us toward lower-priced inventory, which we expect will result in a lower ASP.

Product Revenue

Ecommerce product revenue increased $21.9 million, or 173.3%, from $12.7 million for the six months ended June 30, 2020 to $34.6 million for the six months ended June 30, 2021. The increase was attributable to the 19,129 increase in ecommerce units sold which increased product revenue by $16.6 million and the increase in product revenue per unit of $160, which increased product revenue by $5.3 million. Product revenue per unit increased from $866 for the six months ended June 30, 2020 to $1,026 for the six months ended June 30, 2021, primarily due to higher attachment rates and an increase in the average loan size as a result of higher ASP. We expect ecommerce product revenue will continue to grow in the future driven by increases in ecommerce units sold, new product offerings, initiatives to improve product attachment rates and increases in per unit profit.

Vehicle Gross Profit

Ecommerce vehicle gross profit increased $38.0 million, or 431.5%, from $8.8 million for the six months ended June 30, 2020 to $46.8 million for the six months ended June 30, 2021. The increase was attributable to a higher vehicle gross profit per unit, which increased vehicle gross profit by $26.5 million and the 19,129 increase in ecommerce units sold which increased vehicle gross profit by $11.5 million. Vehicle gross profit per unit increased by $785 from $602 for the six months ended June 30, 2020 to $1,387 for the six months ended June 30, 2021, primarily attributable to higher sales margins and improvements in reconditioning and inbound logistics costs. Strong sales margin per unit was partially driven by a record retail pricing environment during the first half of 2021 as well as an increase in vehicles sourced directly from consumers and further improvements in our pricing methodologies. Additionally, in the first half of 2020, our sales margin was negatively impacted by a strategic decision to reduce vehicle pricing in order to sell pre-COVID-19 inventory. Based on data from Cox Automotive, retail prices are expected to peak in the third quarter and begin to gradually return to normal market conditions and vehicle depreciation during the second half of 2021.

As we continue to mature our infrastructure and increase and optimize our network of VRCs, we expect ecommerce vehicle gross profit per unit to increase in the future driven by optimizing our acquisition strategy and reducing costs in logistics and reconditioning.

Product Gross Profit

Ecommerce product gross profit increased $21.9 million, or 173.3%, from $12.7 million for the six months ended June 30, 2020 to $34.6 million for the six months ended June 30, 2021. The increase was attributable to the 19,129 increase in ecommerce units sold which increased product gross profit by $16.6 million and the increase in product gross profit per unit of $160, which increased product gross profit by $5.3 million. Product gross profit per unit increased from $866 for the six months ended June 30, 2020 to $1,026 for the six months ended June 30, 2021, primarily due to higher attachment rates and an increase in the average loan size as a result of higher ASP. We expect ecommerce product gross profit will continue to grow in the future driven by increases in ecommerce units sold, new product offerings, initiatives to improve product attachment rates and increases in per unit profit.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	18,661	7,944	10,717	134.9%
Wholesale revenue	$246,132	$106,497	$139,635	131.1%
Wholesale gross profit (loss)	$8,234	$(1,838)	$10,072	548.0%
Average selling price per unit	$13,190	$13,406	$(216)	(1.6)%
Wholesale gross profit (loss) per unit	$441	$(231)	$672	290.9%

Wholesale Units

Wholesale units sold increased 10,717, or 134.9%, from 7,944 for the six months ended June 30, 2020 to 18,661 for the six months ended June 30, 2021, primarily driven by an increase of wholesale grade units purchased from consumers, an increase in the number of trade-in vehicles as a result of the increase in number of ecommerce units sold and strong wholesale market demand for used vehicles.

Wholesale Revenue

Wholesale revenue increased $139.6 million, or 131.1%, from $106.5 million for the six months ended June 30, 2020 to $246.1 million for the six months ended June 30, 2021. The increase in wholesale revenue was attributable to the 10,717 increase in wholesale units sold, which increased wholesale revenue by $143.6 million, partially offset by a lower ASP per unit which decreased from $13,406 million for the six months ended June 30, 2020 to $13,190 for the six months ended June 30, 2021 and decreased revenue by $4.0 million.

Wholesale Gross Profit (Loss)

Wholesale gross profit increased $10.0 million, or 548.0%, from a gross loss of $1.8 million for the six months ended June 30, 2020 to gross profit of $8.2 million for the six months ended June 30, 2021. The increase was primarily attributable to a $672 increase in wholesale gross profit per unit as a result of favorable wholesale market conditions. Additionally, in the first half of 2020, our sales margin was negatively impacted by the sale of retail vehicles through wholesale channels to reduce our inventory levels at the start of the COVID-19 pandemic. Based on data from Cox Automotive, wholesale prices appear to have reached their peak in June and are expected to begin to gradually return to normal market conditions and vehicle depreciation during the second half of 2021.

TDA

The following table presents our TDA segment results of operations for the periods indicated:

	Six Months Ended June 30,
	2021	2020 (1)	Change	% Change
	(in thousands, except unit data and average days to sale)
TDA units sold	3,358	4,145	(787)	(19.0)%
TDA revenue:
Vehicle revenue	$95,115	$108,797	$(13,682)	(12.6)%
Product revenue	3,231	4,105	(874)	(21.3)%
Total TDA revenue	$98,346	$112,902	$(14,556)	(12.9)%
TDA gross profit:
Vehicle gross profit	$2,708	$2,019	$689	34.1%
Product gross profit	3,231	4,105	(874)	(21.3)%
Total TDA gross profit	$5,939	$6,124	$(185)	(3.0)%
Average vehicle selling price per TDA unit	$28,325	$26,248	$2,077	7.9%
Gross profit per TDA unit:
Vehicle gross profit per TDA unit	$806	$487	$319	65.5%
Product gross profit per TDA unit	962	990	(28)	(2.8)%
Total gross profit per TDA unit	$1,768	$1,477	$291	19.7%
TDA average days to sale	47	47	—	0.0%

(1)	We reclassified other revenue and gross profit related to the vehicle repair service at TDA from the TDA reportable segment to the “All Other” category to conform to current year presentation.

TDA units

TDA units sold decreased 787, or 19.0%, from 4,145 for the six months ended June 30, 2020 to 3,358 for the six months ended June 30, 2021. Despite the strong market demand for used vehicles experienced through the first six months of 2021, the first quarter of 2021 had a decrease in units as a result of reduced inventory at the TDA location as the ecommerce business continues to scale. TDA units sold were negatively impacted during the first half of 2020 as a result of a significant reduction in foot traffic due to the COVID-19 pandemic.

Vehicle Revenue

TDA vehicle revenue decreased $13.7 million, or 12.6%, from $108.8 million for the six months ended June 30, 2020 to $95.1 million for the six months ended June 30, 2021. The decrease was driven by the 787 decrease in TDA units sold, which decreased vehicle revenue by $20.7 million, partially offset by a higher ASP per unit, which increased from $26,248 for the six months ended June 30, 2020 to $28,325 for the six months ended June 30, 2021 and increased vehicle revenue by $7.0 million. The increase in ASP was primarily a result of market appreciation.

Product Revenue

TDA product revenue decreased $0.9 million, or 21.3%, from $4.1 million for the six months ended June 30, 2020 to $3.2 million for the six months ended June 30, 2021. The decrease was primarily driven by the 787 decrease in TDA units sold.

Vehicle Gross Profit

TDA vehicle gross profit increased $0.7 million, or 34.1%, from $2.0 million for the six months ended June 30, 2020 to $2.7 million for the six months ended June 30, 2021. The increase was attributable to an increase in TDA vehicle gross profit per unit of $319, which increased vehicle gross profit by $1.1 million, partially offset by the 787 decrease in TDA units sold, which decreased vehicle gross profit by $0.4 million. Vehicle gross profit per unit increased from $487 for the six months ended June 30, 2020 to $806 for the six months ended June 30, 2021, primarily attributable to improvements in reconditioning costs as well as a higher inventory reserve for the first half of 2020 due to the start of the COVID-19 pandemic.

Product Gross Profit

TDA product gross profit decreased $0.9 million, or 21.3%, from $4.1 million for the six months ended June 30, 2020 to $3.2 million for the six months ended June 30, 2021. The decrease was primarily driven by the 787 decrease in TDA units sold.

Selling, general and administrative expenses

	Six Months Ended June 30,
	2021	2020	Change	% Change

	(in thousands)
Compensation & benefits	$91,681	$40,940	$50,741	123.9%
Marketing expense	53,053	29,488	23,565	79.9%
Outbound logistics (1)	35,271	11,261	24,010	213.2%
Occupancy and related costs	7,964	4,964	3,000	60.4%
Professional fees	8,257	3,924	4,333	110.4%
Other	36,538	15,714	20,824	132.5%
Total selling, general & administrative expenses	$232,764	$106,291	$126,473	119.0%

(1)

Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses increased $126.5 million, or 119.0%, from $106.3 million for the six months ended June 30, 2020 to $232.8 million for the six months ended June 30, 2021. The increase was primarily due to:

•

a $50.7 million increase in compensation and benefits as a result of an increase in headcount, an increase in variable fees for third-party sales and sales support providers as a result of an increase in units sold, as well as a $3.5 million increase in stock-based compensation from $4.7 million for the six months ended June 30, 2020 to $8.2 million for the six months ended June 30, 2021;

•

a $24.0 million increase in outbound logistics costs attributable to the growth in ecommerce units sold, which increased outbound logistics costs by $14.7 million, and increases in market rates of logistics providers, which increased outbound logistics costs by $9.3 million;

•

a $23.6 million increase in marketing expense as we expanded our national broad-reach brand advertising, aired our first Super Bowl commercial, and increased performance and online marketing as we continue to grow our listed inventory; and

•

a $20.8 million increase in other SG&A expenses primarily related to volume-based fees for software licenses and other variable expenses as our business continues to scale as well as additional insurance costs associated with being a publicly traded company and growing inventory.

We expect SG&A expenses to increase in the future as we scale our business and sell more ecommerce units. We also expect to incur increased SG&A expenses as we continue to invest in and improve our customer experience, invest in expanding our proprietary logistics and reconditioning networks, and explore a variety of strategies for a proprietary lending operation.

Depreciation and amortization

Depreciation and amortization expenses increased $3.9 million, or 187.9%, from $2.0 million for the six months ended June 30, 2020 to $5.9 million for the six months ended June 30, 2021. The increase was primarily due to amortization expense of intangible assets acquired as part of the acquisition of the CarStory business on January 7, 2021.

Interest expense

Interest expense increased $3.6 million, or 86.6%, from $4.1 million for the six months ended June 30, 2020 to $7.7 million for the six months ended June 30, 2021. The increase was primarily attributable to a higher outstanding balance of the 2020 Vehicle Floorplan Facility due to the increase in vehicle inventory levels as the business continues to scale.

Interest Income

Interest income increased $1.7 million, or 63.2%, from $2.7 million for the six months ended June 30, 2020 to $4.4 million for the six months ended June 30, 2021. The increase in interest income was primarily driven by higher cash and cash equivalent balances as a result of the follow-on public offering and issuance of the convertible senior notes.

Revaluation of preferred stock warrant

For the six months ended June 30, 2020, the revaluation of the preferred stock warrant was $20.5 million, related to the conversion and exercise of the Series F preferred stock warrant to purchase common stock upon the IPO in June 2020.

Liquidity and Capital Resources

On June 11, 2020, we completed our IPO in which we sold 24,437,500 shares of our common stock, which included 3,187,500 shares sold pursuant to the exercise by the underwriters of an over-allotment option to purchase additional shares, for proceeds of $504.0 million, net of the underwriting discount and before deducting offering expenses of $7.5 million. On September 15, 2020, we completed our follow-on public offering in which we sold 10,800,000 shares of common stock for proceeds of $569.5 million, net of the underwriting discount and before deducting offering expenses of $1.5 million. On June 18, 2021, we issued $625.0 million aggregate principal amount of the Notes for net proceeds of $608.8 million. As of June 30, 2021, we had cash and cash equivalents of $1,463.6 million.

We anticipate that our existing cash and cash equivalents and the 2020 Vehicle Floorplan Facility will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. For the three and six months ended June 30, 2021, we generated a net loss. We have not been profitable since our inception in 2012 and we expect to incur additional losses in the future.

We historically have funded vehicle inventory purchases primarily through our floorplan financing arrangements. Our cash flows from operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Our future capital requirements will depend on many factors, including our rate of revenue growth, our efforts to reduce costs per unit, the expansion of our inventory, sales and marketing activities, investment in our reconditioning, logistics, finance and customer experience operations, enhancements to our ecommerce platform, and increased hiring efforts. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations and financial condition could be adversely affected.

Convertible Senior Notes

On June 18, 2021, we issued $625.0 million aggregate principal amount of the Notes pursuant to an indenture between us and U.S. Bank National Association, as trustee (the “Indenture”).

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs paid to third-parties, were approximately $608.8 million.

Each $1,000 principal amount of the Notes will initially be convertible into 17.8527 shares of our common stock, which is equivalent to an initial conversion price of approximately $56.01 per share, subject to adjustment upon the occurrence of specified events. The Notes are convertible, at the option of the noteholders, on or after April 1, 2026. Prior to April 1, 2026, the Notes are convertible only under certain circumstances:

•

During any fiscal quarter commencing after the fiscal quarter ending on September 30, 2021 (and only during such fiscal quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price of the Notes on each applicable trading day;

•

During the five consecutive business day period after any ten consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each day of that ten consecutive trading day period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the Notes on such trading day;

•	If we call any or all of the Notes for redemption; or

•	Upon the occurrence of specific corporate events such as a change in control or certain beneficial distributions to common stockholders (as set forth in the Indenture).

We may settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

We may not redeem the Notes prior to July 6, 2024. On or after July 6, 2024, we may redeem all or any portion of the Notes for cash equal to 100% of the principal amount of the Notes being redeemed plus any accrued and unpaid interest if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period.

If we undergo a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require us to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the three months ended June 30, 2021, the conditions allowing holders of the Notes to convert were not met.

Vehicle Financing

As of June 30, 2021, we finance our inventory with a vehicle floorplan facility (the “2020 Vehicle Floorplan Facility”) with Ally Bank, which provides a committed credit line of up to $450.0 million.

The amount of credit available to us under the 2020 Vehicle Floorplan Facility is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by us within the three immediately preceding months. Approximately $86.4 million was available under this facility as of June 30, 2021. The maturity date of 2020 Vehicle Floorplan Facility is September 30, 2022. We are required to pay an availability fee on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined. We are subject to financial covenants that require us to maintain a certain level of equity in the vehicles that are financed, to maintain at least 7.5% of the credit line in cash and cash equivalents and to maintain 10% of the monthly daily floorplan principal balance outstanding on deposit with Ally Bank.

Outstanding borrowings are due as the vehicles financed are sold, or in any event, on the maturity date. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the 1-Month LIBOR rate applicable in the immediately preceding month plus a spread of 425 basis points.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash (used in) provided by operating activities	$(151,851)	$4
Net cash used in investing activities	(85,088)	(3,128)
Net cash provided by financing activities	647,589	456,425
Net increase in cash and cash equivalents and restricted cash	410,650	453,301
Cash and cash equivalents and restricted cash at beginning of period	1,090,039	219,587
Cash and cash equivalents and restricted cash at end of period	$1,500,689	$672,888

Operating Activities

Net cash flows from operating activities changed by $151.9 million from net cash provided by operating activities of $4 thousand for the six months ended June 30, 2020 to net cash used in operating activities of $151.9 million for the six months ended June 30, 2021. The change is primarily attributable to higher inventory levels for the six months ended June 30, 2021, resulting in an increase in the use of cash of $165.7 million.

We finance substantially all our inventories with the 2020 Vehicle Floorplan Facility. In accordance with U.S. GAAP relating to the statement of cash flows, we report all cash flows arising in connection with the 2020 Vehicle Floorplan Facility, as a financing activity in our statement of cash flows.

Investing Activities

Net cash flows used in investing activities increased $82.0 million, from $3.1 million for the six months ended June 30, 2020 to $85.1 million for the six months ended June 30, 2021, primarily as a result of the acquisition of the CarStory business on January 7, 2021.

Financing Activities

Net cash flows provided by financing activities increased $191.2 million from $456.4 million for the six months ended June 30, 2020 to $647.6 million for the six months ended June 30, 2021. The increase was primarily related to net proceeds of $608.8 million received upon issuance of the Notes, net of issuance costs and a net increase in cash of $99.2 million related to our Vehicle Floorplan Facility. The increase was partially offset by net decrease in cash of $502.3 million of net proceeds received upon completion of the IPO in 2020 and $21.7 million related to the net issuance of Series H preferred stock.

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

Interest Rate Risk

As of June 30, 2021, we had an outstanding balance under the 2020 Vehicle Floorplan Facility of $363.6 million. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the 1-Month LIBOR rate applicable in the immediately preceding month, plus a spread of 425 basis points. A hypothetical 10% change in interest rates during the periods presented would result in a change to interest expense of $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2021, we had an outstanding principal balance on our Notes of $625.0 million. As the interest rate on the Notes is fixed, we do not have exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

During the years ended December 31, 2019 and 2020, we commenced measures to address material weaknesses in our internal controls. In particular, we (i) hired additional finance and accounting personnel with expertise in preparation of financial statements and account reconciliations; (ii) further developed and documented our accounting policies; and (iii) hired a director responsible for implementation of information technology general controls. Further, we have continued to take additional steps to remediate these material weaknesses, including:

•	hired additional qualified accounting, financial reporting and information technology personnel with public company experience, including a Chief Information Security Officer;

•	provided additional training for our personnel on internal control over financial reporting;

•	implemented new financial systems and processes;

•	implemented additional review controls and processes and timely preparation of account reconciliations and analyses;

•	implemented processes and controls to better identify and manage segregation of duties; and

•	engaged an external advisor to assist with evaluating and documenting the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.

Changes in Internal Control over Financial Reporting

While we believe that the efforts, as described above, have improved our internal control over financial reporting, the implementation of our remediation for the material weaknesses is ongoing and requires validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Accordingly, we will not be able to fully remediate these material weaknesses until these steps have been completed. Except as otherwise described herein, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to legal proceedings in the normal course of operating our business. The outcome of litigation, regardless of the merits, is inherently uncertain. Beginning in March 2021, multiple putative class actions were filed in the U.S. District Court for the Southern District of New York by certain of our stockholders against us and certain of our officers alleging violations of federal securities laws. The lawsuits are captioned Zawatsky et al. v. Vroom, Inc. et al., Case No. 21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits assert similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. The complaints seek damages purportedly caused by alleged materially misleading statements and/or omissions by us and the named individual officers. In each case, the named plaintiff(s) seek to represent a proposed class of all persons who purchased or otherwise acquired our securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). In August 2021, the Court consolidated the cases, appointed a lead plaintiff and lead counsel and ordered a consolidated amended complaint to be filed. The consolidated case is in preliminary stages, and we have not yet responded. We believe these lawsuits are without merit and intend to vigorously contest these claims. While the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, based upon information presently known to management, we believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows, or results of operations.

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

The full extent of the future impact of the COVID-19 pandemic is uncertain and may have an adverse effect on our business, financial condition and results of operations.

Governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected workforces, customers, supply chains, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, led to an economic downturn across many global economies.

The COVID-19 pandemic rapidly escalated in the United States, creating significant uncertainty and economic disruption, and leading to record levels of unemployment nationally. Numerous state and local jurisdictions imposed, and others in the future may impose, shelter-in-place orders, quarantines, shut-downs or restrictions on operations of non-essential businesses, and similar government orders and restrictions on their residents to control the spread of COVID-19. While such orders or restrictions have been lifted in many jurisdictions, certain of those orders have been or may be re-instated, new orders have been imposed and future orders may be imposed as the COVID-19 pandemic continues and new variants of the virus surface. Such orders or restrictions resulted in temporary facility closures (including certain of our third-party VRCs), work stoppages, slowdowns and travel restrictions, among other effects, thereby adversely impacting our operations. While vaccination efforts have led to the lifting of many of the shut-down orders and restrictions across the country, due to the evolving nature of the COVID-19 crisis, including the spread of new variants of the virus, and the uncertainties surrounding the efficacy of vaccines and other treatments for COVID-19, including with respect to the success of vaccination efforts, we continue to monitor the situation closely and assess the impact on our business.

In response to the COVID-19 disruptions, we implemented a number of measures designed to protect the health and safety of our workforce. These measures included restrictions on non-essential business travel, the institution of work-from-home policies wherever feasible and the implementation of strategies for workplace safety at our facilities that remain open. We are following the guidance from public health officials and government agencies, including limiting the number of employees in our office facilities, implementation of enhanced cleaning measures, social distancing guidelines, wearing of masks, eliminating non-essential vendor / guest visitation, and requiring health attestations and temperature checks prior to entering facilities, in each case subject to local requirements. Seating, signage, and cleaning materials have been added to ensure adherence to best practices for employee health and safety during this pandemic. Where feasible, we operate on a rotating team schedule to reduce exposure and also require any diagnosed or exposed employees to self-isolate for up to two weeks before returning to work. The TDA dealership, our Stafford, TX reconditioning center and our back-office facility in Houston continued to remain open during the year ended December 31, 2020 and through the date of this Quarterly Report on Form 10-Q. The nature of work over the last year has been greatly altered by COVID-19 and related protocols which have, in turn, broadly shifted employee sentiment regarding in-person work, compensation, and flexibility. As many state and local jurisdictions lift shelter-in-place orders, quarantines, shut-downs or restrictions on operations of non-essential businesses, and similar government orders and restrictions, we have begun modifying our policies and practice regarding in-person work and intend to begin re-opening additional offices and instituting return-to-office policies on a modified basis for some employees who have been working remotely throughout the pandemic. All actions will be taken in accordance with updated state and local health and safety guidance and requirements for in-office work. Nevertheless, the unpredictable nature of the virus, its treatment and worker sentiment may further delay routine in-person work and reduce the effectiveness of efforts aimed at improving employee retention; there can be no assurance that there will not be future material disruptions in our workforce. The various workforce health and safety measures we have taken have led to increased operating expenses and future health and safety measures may lead to further increases.

The extent to which COVID-19 ultimately impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of the COVID-19 pandemic and the effectiveness of actions taken to contain the spread of COVID-19 or treat its impact, including the efficacy of vaccines and other treatments for COVID-19, including with respect to the success of vaccination efforts, and the resistance of new variants of the virus to vaccines, among others. The ultimate consequences of the COVID-19 pandemic cannot be predicted with certainty, but it could have a material effect on our business, operating results, financial condition and prospects.

In addition to the COVID-19 disruptions described above, the pandemic may also have the effect of heightening many of the other risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, including risks relating to changes in consumer demand; our limited operating history; our ability to generate sufficient revenue to generate positive cash flow; the operation of TDA; our relationships with third party customer experience teams; the availability of third-party providers to deliver our vehicles to customers nationwide; the operation of our VRCs by us and our third party service providers; the current geographic concentration of reconditioning services and store inventory; our level of indebtedness; our agreement with a single lender to finance our vehicle inventory purchases and the expiration of such agreement; our access to desirable vehicle inventory; regulatory restrictions; and the shift by traditional dealers to online sales and deliveries.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.

As of June 30, 2021, we, including our subsidiaries, had approximately $972.6 million principal amount of consolidated indebtedness. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•	limiting our flexibility to plan for, or react to, changes in our business;

•

diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of our 0.750% convertible senior notes due 2026, which we refer to as our notes; and

•	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, or to pay amounts due under our indebtedness, and our cash needs may increase in the future. In addition, our existing indebtedness contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that may limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

Provisions in the indenture governing our outstanding convertible notes could delay or prevent an otherwise beneficial takeover of us.

On June 18, 2021, we issued $625.0 million aggregate principal amount of 0.75% Convertible Senior Notes due 2026 (the “Notes”). Certain provisions in our Notes and our indenture governing our Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under our Notes and our indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that our security holders may view as favorable.

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock and our notes.

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, as of June 30, 2021, we had reserved 2,778,836 shares of our common stock for issuance under our equity incentive plans. The indenture for our Notes does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, our Notes may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including noteholders who have received shares of our common stock upon conversion of their Notes.

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

Many factors, some of which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described in the “Risk Factors” sections of our Annual Report and quarterly reports and elsewhere in this Quarterly Report on Form 10-Q, as well as the following:

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•	our guidance regarding future quarterly or annual earnings, and our financial results in relation to previously issued guidance;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On June 18, 2021, we issued $625,000,000 in aggregate principal amount of 0.750% Convertible Senior Notes due 2026 (the “Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933, as amended. The Notes are convertible into shares of our common stock on the terms set forth in the indenture governing the Notes. The Notes were issued to the initial purchasers in reliance upon Section 4(a)(2) of the Securities Act in transactions not involving any public offering. The Company relied on this exemption from registration based in part on representations made by the initial purchasers in the purchase agreement for the Notes. The Notes were resold by the initial purchasers to persons whom the initial purchasers reasonably believe are “qualified institutional buyers,” as defined in, and in accordance with, Rule 144A under the Securities Act. Any shares of the Company’s common stock that may be issued upon conversion of the Notes will be issued in reliance upon Section 3(a)(9) of the Securities Act as involving an exchange by the Company exclusively with its security holders. Initially, a maximum of 15,621,062 shares of the Company’s common stock may be issued upon conversion of the Notes, based on the initial maximum conversion rate of 24.9937 shares of common stock per $1,000 principal amount of Notes, which is subject to customary anti-dilution adjustment provisions. Additional information relating to the issuance of the Notes was provided in a Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Vroom, Inc.	10-Q	001-39315	3.1	August 13, 2020

3.2	Amended and Restated Bylaws of Vroom, Inc.	10-Q	001-39315	3.2	August 13, 2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-238482	4.1	June 1, 2020
4.2	Indenture, dated as of June 18, 2021, between Vroom, Inc. and U.S. Bank National Association, as trustee	8-K	001-39315	4.1	June 21, 2021
4.3	Form of Global Note representing the 0.750% Convertible Senior Notes due 2026 (included in Exhibit 4.1)	8-K	001-39315	4.1	June 21, 2021
10.1

Assignment of Contracts, dated July 29, 2021, by and between CGP2 Lone Star, LP as assignor and Catterton Growth Partners II, L.P., Catterton Growth Partners II Offshore, L.P., L Catterton Growth Partners III, L.P. and L Catterton Growth Partners Offshore III, L.P. as assignees, of the Nominee and Indemnity Agreements, dated September 1, 2020, of Scott Dahnke and Michael Farello

						X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: August 11, 2021	By:	/s/ Paul J. Hennessy
Paul J. Hennessy
Chief Executive Officer
(principal executive officer)

Date: August 11, 2021	By:	/s/ Dave Jones
Dave Jones
Chief Financial Officer
(principal financial and accounting officer)