Form 10-Q
period 2021-09-30
Vroom, Inc.
filed 2021-11-09
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2021, 136,907,849 shares of the registrants’ common stock were outstanding.

		Page
Part I - Financial Information		5
Item 1.	Financial Statements (unaudited)	5
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited)	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	56
Item 4.	Controls and Procedures	57
Part II - Other Information		59
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 3.	Defaults Upon Senior Securities	63
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	65
	Signatures	67

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

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

•
we may not complete the proposed acquisition of United Auto Credit Corporation ("UACC") within the anticipated time frame or at all, be able to successfully integrate the UACC business into our business, or realize the anticipated benefits of the proposed acquisition of UACC or those benefits could take longer than anticipated;

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

•
we are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations; and

•
our actual operating results may differ significantly from our guidance

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of	As of
	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,326,543	$1,056,213
Restricted cash	69,574	33,826
Accounts receivable, net of allowance of $4,937 and $2,803, respectively	89,900	60,576
Inventory	601,753	423,647
Prepaid expenses and other current assets	62,390	23,617
Total current assets	2,150,160	1,597,879
Property and equipment, net	30,559	15,092
Intangible assets, net	29,762	34
Goodwill	158,817	78,172
Operating lease right-of-use assets	16,994	17,137
Other assets	23,251	15,742
Total assets	$2,409,543	$1,724,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,522	$32,925
Accrued expenses	104,694	59,405
Vehicle floorplan	441,473	329,231
Deferred revenue	64,087	24,822
Operating lease liabilities, current	6,872	6,052
Other current liabilities	66,904	30,275
Total current liabilities	743,552	482,710
Convertible senior notes	609,811	—
Operating lease liabilities, excluding current portion	11,325	12,093
Other long-term liabilities	4,204	2,151
Total liabilities	1,368,892	496,954
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 136,897,954 and 134,043,969 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	135	132
Additional paid-in-capital	2,059,505	2,004,841
Accumulated deficit	(1,018,989)	(777,871)
Total stockholders’ equity	1,040,651	1,227,102
Total liabilities and stockholders’ equity	$2,409,543	$1,724,056

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Retail vehicle, net	$735,716	$249,518	$1,798,155	$754,380
Wholesale vehicle	131,306	63,972	377,438	170,469
Product, net	26,544	9,198	64,422	25,979
Other	3,190	317	9,749	1,043
Total revenue	896,756	323,005	2,249,764	951,871
Cost of sales	838,667	297,560	2,092,371	900,432
Total gross profit	58,089	25,445	157,393	51,439
Selling, general and administrative expenses	148,718	61,127	381,482	167,418
Depreciation and amortization	3,376	1,191	9,276	3,239
Loss from operations	(94,005)	(36,873)	(233,365)	(119,218)
Interest expense	7,028	2,259	14,720	6,382
Interest income	(2,930)	(1,289)	(7,288)	(3,960)
Revaluation of preferred stock warrant	—	—	—	20,470
Other income, net	(10)	(26)	(58)	(111)
Loss before provision for income taxes	(98,093)	(37,817)	(240,739)	(141,999)
Provision for income taxes	29	33	379	138
Net loss	$(98,122)	$(37,850)	$(241,118)	$(142,137)
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(0.31)	$(1.77)	$(2.65)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	136,766,015	121,123,472	136,256,901	53,731,475

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2019	83,568,628	$874,332	8,650,922	$8	$—	$(573,860)	$(573,852)
Stock-based compensation	—	$—	—	$—	$600	$—	$600
Exercise of stock options	—	—	2,774	—	6	—	6
Repurchase of common stock	—	—	(200,000)	—	(606)	(1,212)	(1,818)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	1,964,766	26,714	—	—	—	—	—
Net loss	—	—	—	—	—	(41,059)	(41,059)
Balance at March 31, 2020	85,533,394	$901,046	8,453,696	$8	$—	$(616,131)	$(616,123)
Issuance of common stock	—	$—	183,870	$—	$2,127	$—	$2,127
Conversion of redeemable convertible preferred stock to common stock	(85,533,394)	(901,046)	85,533,394	86	900,960	—	901,046
Conversion of redeemable convertible preferred stock warrant to common stock warrant	—	—	—	—	21,873	—	21,873
Issuance of common stock in IPO, net of offering costs	—	—	24,437,500	24	496,486	—	496,510
Stock-based compensation	—	—	—	—	4,100	—	4,100
Exercise of stock options	—	—	500	—	7	—	7
Exercise of common stock warrants	—	—	636,112	1	—	—	1
Vesting of restricted stock units	—	—	133,334	—	—	—	—
Common stock shares withheld to satisfy employee tax withholding obligations	—	—	(41,818)	—	(878)	—	(878)
Net loss	—	—	—	—	—	(63,228)	(63,228)
Balance at June 30, 2020	—	$—	119,336,588	$119	$1,424,675	$(679,359)	$745,435
Issuance of common stock in follow-on public offering, net of offering costs	—	$—	10,800,000	$11	$567,941	$—	$567,952
Stock-based compensation	—	—	—	—	4,230	—	4,230
Exercise of stock options	—	—	31,100	—	120	—	120
Vesting of restricted stock units	—	—	104,000	—	—	—	—
Common stock shares withheld to satisfy employee tax withholding obligations	—	—	(41,097)	—	(2,037)	—	(2,037)
Net loss	—	—	—	—	—	(37,850)	(37,850)
Balance at September 30, 2020	—	—	130,230,591	130	1,994,929	(717,209)	1,277,850

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(in thousands, except share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	—	$—	134,043,969	$132	$2,004,841	$(777,871)	$1,227,102
Issuance of common stock for CarStory acquisition	—	$—	1,072,117	$1	$39,029	$—	$39,030
Fair value of unvested stock options assumed in CarStory acquisition	—	—	—	—	1,017	—	1,017
Stock-based compensation	—	—	—	—	2,820	—	2,820
Exercise of stock options	—	—	687,336	1	2,820	—	2,821
Vesting of restricted stock units	—	—	499,879	—	—	—	—
Net loss	—	—	—	—	—	(77,189)	(77,189)
Balance at March 31, 2021	—	$—	136,303,301	$134	$2,050,527	$(855,060)	$1,195,601
Stock-based compensation	—	—	—	—	5,392	—	5,392
Exercise of stock options	—	—	395,491	—	1,560	—	1,560
Vesting of restricted stock units	—	—	18,555	—	—	—	—
Net loss	—	—	—	—	—	(65,807)	(65,807)
Balance at June 30, 2021	—	$—	136,717,347	$134	$2,057,479	$(920,867)	$1,136,746
Stock-based compensation	—	—	—	—	1,542	—	1,542
Exercise of stock options	—	—	164,631	1	703	—	704
Vesting of restricted stock units	—	—	21,649	—	—	—	—
Common stock shares cancelled to satisfy working capital adjustment related to the CarStory acquisition	—	—	(5,673)	—	(219)	—	(219)
Net loss	—	—	—	—	—	(98,122)	(98,122)
Balance at September 30, 2021	—	$—	136,897,954	$135	$2,059,505	$(1,018,989)	$1,040,651

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(241,118)	$(142,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,497	3,255
Amortization of debt issuance costs	1,784	656
Stock-based compensation expense	9,754	8,930
Provision to record inventory at lower of cost or net realizable value	5,625	2,917
Revaluation of preferred stock warrant	—	20,470
Other	4,874	1,331
Changes in operating assets and liabilities:
Accounts receivable	(32,936)	(4,297)
Inventory	(183,731)	(96,582)
Prepaid expenses and other current assets	(39,356)	(6,639)
Other assets	(7,390)	(2,246)
Accounts payable	26,144	10,478
Accrued expenses	43,512	15,679
Deferred revenue	39,227	(24)
Other liabilities	38,655	5,335
Net cash used in operating activities	(325,459)	(182,874)
Investing activities
Purchase of property and equipment	(18,786)	(5,057)
Acquisition of business, net of cash acquired	(75,875)	—
Net cash used in investing activities	(94,661)	(5,057)
Financing activities
Proceeds from vehicle floorplan	1,901,457	842,865
Repayments of vehicle floorplan	(1,789,215)	(767,359)
Payment of vehicle floorplan upfront commitment fees	—	(1,125)
Proceeds from issuance of convertible senior notes	625,000	—
Issuance costs paid for convertible senior notes	(16,129)	—
Proceeds from the issuance of redeemable convertible preferred stock, net	—	21,694
Repurchase of common stock	—	(1,818)
Common stock shares withheld to satisfy employee tax withholding obligations	—	(2,915)
Proceeds from the issuance of common stock in connection with IPO, net of underwriting discount	—	504,023
Payments of costs related to IPO	—	(6,791)
Proceeds from the issuance of common stock in connection with follow-on public offering, net of underwriting discount	—	569,471
Payments of costs related to follow-on public offering	—	(196)
Proceeds from exercise of stock options	5,085	133
Other financing activities	—	(315)
Net cash provided by financing activities	726,198	1,157,667
Net increase in cash, cash equivalents and restricted cash	306,078	969,736
Cash, cash equivalents and restricted cash at the beginning of period	1,090,039	219,587
Cash, cash equivalents and restricted cash at the end of period	$1,396,117	$1,189,323

Supplemental disclosure of cash flow information:
Cash paid for interest	$11,116	$5,340
Cash paid for income taxes	$329	$163
Supplemental disclosure of non-cash investing and financing activities:
Costs related to follow-on public offering included in accrued expenses and accounts payable	$—	$1,323
Issuance of common stock for CarStory acquisition	$39,030	$—
Common stock shares cancelled to satisfy working capital adjustment related to the CarStory acquisition	$(219)	$—
Fair value of unvested stock options assumed for acquisition of business	$1,017	$—
Conversion of redeemable convertible preferred stock warrant to common stock warrant	$—	$21,873
Issuance of common stock as upfront payment to nonemployee	$—	$2,127
Accrued property and equipment expenditures	$1,652	$55

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

The Company is currently organized into three reportable segments: Ecommerce, Wholesale, and TDA. The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform and fees earned on sales of value-added products associated with those vehicles sales. The Wholesale reportable segment represents sales of used vehicles through wholesale channels. The TDA reportable segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicles sales.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2021 and its results of operations for the three and nine months ended September 30, 2021 and 2020. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the current fiscal year or any other future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Vroom, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the three and nine months ended September 30, 2021 and 2020. Accordingly, net loss and comprehensive loss are the same for the periods presented.

Restricted Cash

Restricted cash includes cash deposits required under letter of credit agreements as explained in Note 11 – Commitments and Contingencies and cash deposits required under the Company’s 2020 Vehicle Floorplan Facility as explained in Note 9 – Vehicle Floorplan Facilities. Additionally, as of September 30, 2021, restricted cash also includes $25.0 million of cash deposits required under a cash collateral agreement with one of the Company's preferred lenders.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Advertising

Advertising costs are expensed as incurred and are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations. Advertising expenses were $35.2 million and $15.3 million for the three months ended September 30, 2021 and 2020, respectively, and $88.3 million and $44.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Shipping and Handling

Logistics costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility are included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfill contracts with customers and are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were $22.7 million and $8.5 million for the three months ended September 30, 2021 and 2020, respectively, and $58.0 million and $19.8 million for the nine months ended September 30, 2021 and 2020, respectively.

Concentration of Credit Risk and Significant Customers

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable, which are unsecured. The Company’s cash balances are maintained at various large, reputable financial institutions. Deposits held with financial institutions may at times exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk. The Company’s cash equivalents primarily consist of money market funds that hold investments in highly liquid U.S. treasury securities and commercial paper investments. Concentration of credit risk with respect to accounts receivable is generally mitigated by a large customer base.

For the three and nine months ended September 30, 2021 and 2020, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of September 30, 2021 and December 31, 2020.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Nonemployee Share-Based Payments

On May 15, 2020, the Company entered into an agreement with Rocket Auto LLC and certain of its affiliates (collectively, “Rocket”) providing for the launch of an ecommerce platform under the “Rocket Auto” brand for the marketing and sale of vehicles directly to consumers (the “RA Agreement”). The Company lists its used vehicle inventory for sale on the Rocket Auto platform, but all sales of the Company’s inventory are conducted through the Company’s platform. During the term of the RA Agreement, Rocket has agreed to ensure that not less than a minimum percentage of all used vehicles sold or leased through the platform on a monthly basis will be Vroom inventory. The Company issued Rocket 183,870 shares of the Company’s common stock upon execution of the RA Agreement. The Company will pay Rocket a combination of cash and stock for vehicle sales made through the platform. Rocket may earn up to 8,641,914 shares of common stock over a four-year period based upon sales volume of Vroom inventory through the Rocket Auto platform.

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

Accounting Standards Issued But Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. The guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

3. Revenue Recognition

The Company recognizes revenue upon transfer of control of goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Retail Vehicle Revenue

The Company sells used vehicles to its retail customers through its ecommerce platform and TDA retail location. The transaction price for used vehicles is a fixed amount as set forth within the customer contract at the time of sale. Customers frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle. Trade-in vehicles represent non-cash consideration which the Company measures at fair value based on external and internal market data for each specific vehicle. The Company satisfies its performance obligation and recognizes revenue for used vehicle sales generally at a point in time when the vehicles are delivered to the customer for ecommerce sales or picked up by the customer for TDA sales. The revenue recognized by the Company includes the agreed upon transaction price, including any delivery charges and document fees stated within the customer contract. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.

The Company receives payment for used vehicle sales directly from the customer at the time of sale or from third-party financial institutions within a short period of time following the sale if the customer obtains financing. Payments received prior to delivery or pick-up at the TDA retail location of used vehicles are recorded as “Deferred revenue” within the condensed consolidated balance sheets.

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

Product Revenue

The Company’s product revenue consists of fees earned on selling value-added products, such as vehicle service contracts, guaranteed asset protection (“GAP”) and tire and wheel coverage. The Company sells these products pursuant to arrangements with the third parties that provide these products and are responsible for their fulfillment. The Company concluded that it is an agent for these transactions because it does not control the products before they are transferred to the customer. The Company recognizes product revenues on a net basis when the customer enters into an arrangement for the products, which is typically at the time of a used vehicle sale.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A portion of the fees earned on these products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of September 30, 2021 and December 31, 2020, the Company’s reserve for chargebacks was $8.1 million and $3.8 million, respectively, of which $3.9 million and $1.7 million, respectively, are included within “Accrued expenses” and $4.2 million and $2.1 million, respectively, are included in “Other long-term liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to revenues in the period identified. As of September 30, 2021 and December 31, 2020, the Company recognized $18.0 million and $11.5 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, of which $0.9 million and $0.8 million, respectively, are included within “Prepaid expenses and other current assets” and $17.1 million and $10.7 million, respectively, are included within “Other assets.”

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

4. Acquisition

On January 7, 2021, the Company completed the acquisition of 100% of Vast Holdings, Inc. (d/b/a CarStory), a leader in AI-powered analytics and digital services for automotive retail. Leveraging its machine learning, CarStory brings predictive market data to the Company’s national ecommerce and vehicle operations platform. The Company expects CarStory to continue to offer its digital retailing services to dealers, automotive financial services companies and others in the automotive industry. The financial results of CarStory were included in the condensed consolidated financial statements from the date of acquisition. The transaction costs associated with its acquisition were not material for the nine months ended September 30, 2021. Pro forma results of operations have not been presented as the effect of this acquisition was not material to the condensed consolidated financial statements.

The fair value of the consideration transferred was approximately $116.6 million, inclusive of immaterial measurement period adjustments, and consisted of the following (in thousands):

Fair Value
Cash	$76,740
Common stock issued (1)	38,811
Fair value of unvested stock options assumed (2)	1,017
Total	$116,568

(1)
The Company issued 1,066,444 shares of common stock. The fair value of common stock was determined based on the closing market price on the date of acquisition discounted for a lack of marketability of 10.0% to account for the 180 day lock up period.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2)
The fair value of the unvested stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.0392 was applied to convert CarStory’s outstanding equity awards for CarStory's common stock into equity awards for shares of the Company's common stock.

The following table summarizes the fair value of the identified assets acquired and liabilities assumed as of the acquisition date, inclusive of immaterial measurement period adjustments which were finalized in the three months ended September 30, 2021 (in thousands):

Fair Value
Cash and cash equivalents	$865
Accounts receivable, prepaid expenses and other current assets	1,330
Property and equipment and other assets	371
Intangible Assets	34,300
Goodwill	80,645
Current liabilities	(943)
Net assets acquired	$116,568

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

The following table summarizes the final identifiable intangible assets acquired and their estimated weighted average useful life at the date of acquisition (in thousands):

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

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair value of the intangible assets acquired was determined using a discounted cash flow (DCF) method under the income approach. Under this approach, the Company estimates future cash flows and discounts these cash flows at a rate of return that reflects the Company’s relative risk. The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, as well as the liabilities assumed is final as of September 30, 2021.
5. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Vehicles	$599,466	$421,458
Parts and accessories	2,287	2,189
Total inventory	$601,753	$423,647

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2021 and December 31, 2020, “Inventory” includes an adjustment of $18.5 million and $12.9 million, respectively, to record the balances at the lower of cost or net realizable value.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Equipment	$1,012	$1,061
Furniture and fixtures	2,093	1,746
Company vehicles	17,843	5,002
Leasehold improvements	7,161	7,068
Internal-use software	16,032	10,552
Other	4,674	2,997
	48,815	28,426
Accumulated depreciation and amortization	(18,256)	(13,334)
Property and equipment, net	$30,559	$15,092

Depreciation and amortization expense was $1.9 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $4.9 million and $2.8 million for the nine months ended September 30, 2021 and 2020, respectively. Depreciation and amortization expense included within “Cost of sales” in the condensed consolidated statements of operations was $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. Depreciation and amortization expense included within "Cost of sales" was immaterial for the three and nine months ended September 30, 2020.

Implementation costs capitalized and accumulated amortization related to the Company’s cloud computing arrangements were $5.8 million and $1.9 million as of September 30, 2021, respectively, and $3.6 million and $1.0 million as of December 31, 2020, respectively, and were included within “Other assets” in the condensed consolidated balance sheets. Amortization expense of $0.4 million and $0.2 million was included within “Selling, general and administrative expenses” in the condensed statements of operations for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.

7. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2021 and 2020 (in thousands):

	Ecommerce	Wholesale	TDA	Total
Balance as of December 31, 2019	$72,231	$1,720	$4,221	$78,172
Change in carrying amount	—	—	—	—
Balance as of September 30, 2020	$72,231	$1,720	$4,221	$78,172
Balance as of December 31, 2020	$72,231	$1,720	$4,221	$78,172
Acquisition	80,645	—	—	80,645
Balance as of September 30, 2021	$152,876	$1,720	$4,221	$158,817

Refer to Note 4 – Acquisition for more information related to the acquisition that occurred in the nine months ended September 30, 2021.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Intangible Assets

Intangibles assets, net consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Developed Technology	$25,700	$—
Trademarks	5,240	40
Customer Relationships	3,400	—
Other	252	252
	34,592	292
Accumulated Amortization	(4,830)	(258)
Intangible assets, net	$29,762	$34

Refer to Note 4 – Acquisition for more information related to the acquisition that occurred in the nine months ended September 30, 2021.

Amortization expense for intangible assets was $1.6 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $4.6 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

The estimated amortization expense for intangible assets subsequent to September 30, 2021 consists of the following (in thousands):

Year Ending December 31:
For remainder of 2021	$1,555
2022	6,220
2023	6,215
2024	6,215
2025	6,215
Thereafter	3,342
$29,762

8. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued marketing expenses	$14,200	$9,106
Vehicle related expenses	29,492	13,062
Sales taxes	32,121	15,443
Accrued compensation and benefits	12,657	5,749
Accrued professional services	6,722	4,890
Other	9,502	11,155
Total accrued expenses	$104,694	$59,405

The Company’s other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Vehicle payable	$29,659	$25,086
Reserve for estimated returns	37,081	5,058
Other	164	131
Total other current liabilities	$66,904	$30,275

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Vehicle Floorplan Facilities

In October 2020, the Company entered into a new vehicle floorplan facility with Ally Bank and Ally Financial (the “2020 Vehicle Floorplan Facility”). The 2020 Vehicle Floorplan Facility provides a committed credit line of up to $450.0 million which is scheduled to expire on September 30, 2022. The amount of credit available is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by the Company within the immediately preceding three-month period. As of September 30, 2021, the borrowing capacity of the 2020 Vehicle Floorplan Facility was $450.0 million, of which $8.5 million was unutilized.

Outstanding borrowings related to the 2020 Vehicle Floorplan Facility are due as the vehicles financed are sold, or in any event, on the maturity date. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the 1-Month LIBOR rate applicable in the immediately preceding month plus a spread of 425 basis points. The 2020 Vehicle Floorplan Facility is collateralized by the Company’s vehicle inventory and certain other assets and the Company is subject to covenants that require it to maintain a certain level of equity in the vehicles that are financed, to maintain at least 7.5% of the outstanding borrowings in cash and cash equivalents, and to maintain 10% of the daily floorplan principal balance outstanding on deposit with Ally Bank. The Company is required to pay an availability fee each quarter on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined. Cash deposits required under the Company’s 2020 Vehicle Floorplan Facility of $42.7 million and $31.6 million are classified as “Restricted cash” within the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021 and December 31, 2020, outstanding borrowings on the 2020 Vehicle Floorplan Facility were $441.5 million and $329.2 million, respectively.

Interest expense incurred by the Company for the 2020 Vehicle Floorplan Facility was $5.0 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively, and $12.4 million and $5.7 million for the nine months ended September 30, 2021 and 2020, respectively, which are recorded within “Interest expense” in the condensed consolidated statements of operations. The weighted average interest rate on the vehicle floorplan borrowings was 4.34% and 4.39% as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the Company was in compliance with all covenants related to the 2020 Vehicle Floorplan Facility.

In connection with the 2020 Vehicle Floorplan Facility, the Company entered into credit balance agreements with Ally Bank and Ally Financial that permit the Company to deposit cash with the bank for the purpose of reducing the amount of interest payable for borrowings. Interest credits earned by the Company were $2.9 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $7.1 million and $3.6 million for the nine months ended September 30, 2021 and 2020, respectively, which are recorded within “Interest income” in the condensed consolidated statements of operations.

10. Convertible Senior Notes

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

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs paid to third-parties, were approximately $608.9 million.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the three and nine months ended September 30, 2021, the conditions allowing holders of the Notes to convert were not met.

The Company accounts for the Notes as a single liability-classified instrument measured at amortized cost. As of September 30, 2021, the unamortized debt discount and debt issuance costs was $15.2 million and the net carrying value was $609.8 million. The total estimated fair value of the Notes as of September 30, 2021 was approximately $504.1 million. The fair value was determined using commonly employed valuation methodologies applying observable market inputs and is classified within Level 2 of the fair value hierarchy.

The Notes were issued at par value and fees associated with the issuance of these Notes are amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense for the three and nine months ended September 30, 2021 was $2.0 million and $2.3 million, respectively. The effective interest rate of the Notes is 1.3%.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred.

Beginning in March 2021, multiple putative class actions were filed in the U.S. District Court for the Southern District of New York by certain of the Company’s stockholders against the Company and certain of the Company’s officers alleging violations of federal securities laws. The lawsuits were captioned Zawatsky et al. v. Vroom, Inc. et al., Case No. 21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits asserted similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. In each case, the named plaintiff(s) sought to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). In August 2021, the Court consolidated the cases under the new name In re: Vroom, Inc. Securities Litigation, Case No. 21-cv-2477, appointed a lead plaintiff and lead counsel and ordered a consolidated amended complaint to be filed. The court-appointed lead plaintiff subsequently filed a consolidated amended complaint that reasserts claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 against the Company and certain of the Company’s officers, and added new claims under Sections 11, 12 and 15 of the Securities Act against the Company, certain of its officers, certain of its directors, and the underwriters of the Company’s September 2020 secondary offering. The consolidated case is in preliminary stages, and the Company anticipates filing a motion to dismiss all claims.

In August 2021, one of the Company’s stockholders filed a derivative lawsuit on behalf of the Company in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors, and nominally against the Company, alleging a violation of the federal securities laws and breach of fiduciary duty to the Company based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. This lawsuit is captioned Rainey v. Hennessy et al., Case No. 21-cv-6933. The Court deemed this case “related” to In re: Vroom, Inc. Securities Litigation and stayed all proceedings pending final resolution of In re: Vroom, Inc. Securities Litigation.

On November 8, 2021, a similar purported shareholder derivative lawsuit captioned Salli v. Hennessy et al., Case No. 1:21-cv-09237, was filed against the Company (as a nominal defendant only) and certain of our directors and officers in the U.S. District Court for the Southern District of New York, alleging breach of fiduciary duty, related violations of Delaware law, and breaches of various provisions of the Exchange Act. The lawsuit is based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation and Rainey. The plaintiff in Salli marked that case as “related” to Rainey.

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

Letters of Credit

The Company obtained stand-by letters of credit to satisfy conditions under three lease agreements. The Company was required to maintain a cash deposit of $1.8 million and $2.2 million with the financial institution that issued the stand-by letters of credit, which is classified as “Restricted cash” within the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Redeemable Convertible Preferred Stock and Stockholders’ Equity

Redeemable Convertible Preferred Stock

On January 8, 2020, the Company issued and sold an aggregate of 1,964,766 shares of Series H Preferred Stock in exchange for gross proceeds of $26.7 million. The proceeds were used for general corporate purposes and business development.

Immediately upon closing of the IPO, the Company’s outstanding shares of preferred stock were automatically converted into an aggregate of 85,533,394 shares of the Company’s common stock. On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of September 30, 2021, there was no preferred stock issued or outstanding.

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

Warrants

In connection with the offering of shares of Series B Preferred Stock in November 2014, the Company issued warrants to an investor in return for providing ongoing advisory services (“Series B Warrants”). The Series B Warrants allowed the investor to purchase up to 161,136 shares of common stock with an exercise price of $0.72 per share. The Series B Warrants vested in equal monthly installments through October 1, 2017. Upon the closing of the IPO, all of the Series B Warrants were exercised on a cashless basis by the holder which resulted in the net issuance of 155,862 shares of the Company’s common stock.

In August 2017, the Company issued a warrant (the “Series F Preferred Stock Warrant”) which entitled the holder to purchase up to 589,970 shares of the Company’s Series F Preferred Stock, or common stock upon conversion of the Company’s preferred stock into common stock, with an exercise price of $8.53 per share. The holders exercised the warrant on June 23, 2020 on a cashless basis, which resulted in the net issuance of 480,250 shares of the Company’s common stock. Prior to the conversion of the Company’s preferred stock into common stock, the Series F Preferred Stock Warrant was classified as a liability due to the contingent redemption features of the Series F Preferred Stock and was measured at fair value at each reporting date.

13. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 3,019,108 shares of the Company’s common stock, (ii) up to the number of shares representing a 4% annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. As of September 30, 2021, there were 2,597,249 shares available for future issuance under the 2020 Plan.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options

The Company recognized $0.5 million of stock-based compensation expense related to stock options for the three months ended September 30, 2021 and 2020, and $1.7 million for the nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, the Company had $3.2 million and $3.5 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.9 years and 2.2 years, respectively.

RSUs

The Company recognized $1.0 million and $3.7 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2021 and 2020, respectively, and $8.0 million and $7.0 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company had $25.7 million and $15.4 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.2 years and 1.8 years, respectively.

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$872,742	$—	$—	$872,742
Commercial Paper	—	129,980	—	129,980
Total financial assets	$872,742	$129,980	$—	$1,002,722

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$814,681	$—	$—	$814,681
Total financial assets	$814,681	$—	$—	$814,681

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Valuation Methodologies

Money Market Funds: Money market funds primarily consist of investments in highly liquid U.S. treasury securities, with original maturities of three months or less and are classified as Level 1. The Company determines the fair value of cash equivalents based on quoted prices in active markets.

Commercial Paper: Commercial paper consists of unsecured promissory notes issued by companies, with original maturities of three months or less and is classified as Level 2. Commercial paper is issued at a discount to face value and is priced to reflect prevailing market interest rates.

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The carrying value of the 2020 Vehicle Floorplan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period. Refer to Note 10 – Long-term debt for further discussion related to the fair value of the Company's convertible debt issuance.

Assets and liabilities acquired as part of a business combination are recorded at fair value on a nonrecurring basis. Refer to Note 4 – Acquisition for additional information.

15. Segment Information

The Company has three reportable segments: Ecommerce, Wholesale, and TDA. No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of September 30, 2021 and December 31, 2020, long-lived assets were predominantly located in the United States.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Information about the Company’s segments are as follows (in thousands):

	Three Months Ended September 30, 2021
	Ecommerce	Wholesale	TDA	All Other	Total
Revenues from external customers	$701,678	$131,306	$60,582	$3,190	$896,756
Gross profit	$50,383	$2,103	$3,805	$1,798	$58,089

	Three Months Ended September 30, 2020
	Ecommerce	Wholesale	TDA	All Other (1)	Total
Revenues from external customers	$221,761	$63,972	$36,955	$317	$323,005
Gross profit	$19,304	$3,343	$2,675	$123	$25,445

	Nine Months Ended September 30, 2021
	Ecommerce	Wholesale	TDA	All Other	Total
Revenues from external customers	$1,703,649	$377,438	$158,928	$9,749	$2,249,764
Gross profit	$131,859	$10,337	$9,743	$5,454	$157,393

	Nine Months Ended September 30, 2020
	Ecommerce	Wholesale	TDA	All Other (1)	Total
Revenues from external customers	$630,501	$170,469	$149,858	$1,043	$951,871
Gross profit	$40,789	$1,506	$8,799	$345	$51,439
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

Reconciliations of total reportable segment revenue and gross profit to consolidated total revenue and consolidated loss before provision for income taxes are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation to consolidated total revenue
Total reportable segment revenue	$893,566	$322,688	$2,240,015	$950,828
All Other revenues	3,190	317	9,749	1,043
Consolidated total revenue	$896,756	$323,005	$2,249,764	$951,871
Reconciliation to consolidated loss before provision for income taxes
Total reportable segment gross profit	$56,291	$25,322	$151,939	$51,094
All Other gross profit	1,798	123	5,454	345
Selling, general and administrative expenses	148,718	61,127	381,482	167,418
Depreciation and amortization	3,376	1,191	9,276	3,239
Interest expense	7,028	2,259	14,720	6,382
Interest Income	(2,930)	(1,289)	(7,288)	(3,960)
Revaluation of preferred stock warrant	—	—	—	20,470
Other income, net	(10)	(26)	(58)	(111)
Consolidated loss before provision for income taxes	$(98,093)	$(37,817)	$(240,739)	$(141,999)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was (0.03)% and (0.09)%, respectively. The effective tax rate for the nine months ended September 30, 2021 and 2020 was (0.16)% and (0.10)%, respectively.

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

The Company has not identified any uncertain tax positions as of September 30, 2021 and December 31, 2020.

17. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2021	2020	2021	2020
Net loss	$(98,122)	$(37,850)	$(241,118)	$(142,137)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	136,766,015	121,123,472	136,256,901	53,731,475
Net loss per share attributable to common stockholders, basic and diluted	$(0.72)	$(0.31)	$(1.77)	$(2.65)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of September 30,
	2021	2020
Convertible senior notes	11,158,722	—
Stock options	4,380,838	6,251,226
Restricted stock awards	—	3,249,382
Restricted stock units	1,924,161	1,838,170
Total	17,463,721	11,338,778

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

AutoNation Reconditioning Agreement

In January 2019, the Company entered into a vendor agreement (“Vendor Agreement”) with AutoNation, Inc. (“AutoNation”), an affiliate of Auto Holdings, Inc., then a holder of more than 5% of the Company’s outstanding capital stock, pursuant to which AutoNation agreed to provide certain reconditioning and repair services for vehicles owned by the Company. Amounts due under the Vendor Agreement for parts supplied and services performed by AutoNation became due and payable as they accrued. The Vendor Agreement was terminated in February 2020.

19. Subsequent Event

On October 11, 2021, the Company entered into a definitive agreement to acquire 100% of Unitas Holdings Corp., the parent corporation of United Auto Credit Corporation ("UACC"), a leader in automotive finance. Following the acquisition, UACC will become an indirect wholly-owned subsidiary of Vroom. This acquisition is expected to accelerate Vroom’s objective to establish captive financing capabilities. UACC will also remain committed to maintaining and expanding its network of dealership customers.

The purchase price will be approximately $300.0 million, subject to certain customary purchase price adjustments, and will be paid using cash on hand. The transaction is expected to close either late in the fourth quarter of 2021 or early in the first quarter of 2022, subject to receipt of required regulatory approvals and satisfaction of customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and in the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), as updated by the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our Model

We generate revenue through the sale of used vehicles and value-added products. We sell vehicles directly to consumers primarily through our Ecommerce segment as a licensed dealer. As the largest segment in our business, Ecommerce revenue grew 216.4% from the three months ended September 30, 2020 to the three months ended September 30, 2021 and 170.2% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021, and we expect Ecommerce to continue to outgrow our other segments as it is the core focus of our growth strategy.

We also sell vehicles through wholesale channels, which provide a revenue source for vehicles that do not meet our Vroom retail sales criteria. Additionally, we generate revenue through the retail sale of used vehicles and value-added products at Houston-based Texas Direct Auto, or TDA.

Our Ecommerce, Wholesale and TDA segments represented 78.2%, 14.6%, and 6.8%, respectively, of our total revenue for the three months ended September 30, 2021 and represented 75.7%, 16.8%, and 7.1%, respectively, of our total revenue for the nine months ended September 30, 2021.

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

Below is an explanation of how we calculate vehicle gross profit per unit and product gross profit per unit:

Our profitability depends primarily on increasing unit sales and operating leverage, as well as improving unit economics. We deploy an asset-light strategy that optimizes a combination of ownership and operation of assets by us with strategic third-party partnerships. Our hybrid approach also applies to the third-party value-added products we sell to customers. Currently, we generate additional revenue streams without directly underwriting vehicle financing or protection products; however, our planned acquisition of United Auto Credit Corporation ("UACC") will establish captive financing capabilities and a platform that brings with it non-prime financing expertise, as well as extensive application processing, underwriting, securitization, and servicing capabilities. As we scale, we expect to benefit from efficiencies and operating leverage across our business, including our marketing and technology investments, and our inventory procurement, logistics, reconditioning and sales processes.

Inventory Sourcing

We source our vehicle inventory from a variety of channels, including consumers, auctions, rental car companies, OEMs and dealers. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels to generate the highest sales margins and shortest inventory turns, both of which contribute to increased gross profit per unit. We generate a vast set of predictive data derived from market demand, pricing dynamics, vehicle acquisitions and subsequent sales, and we leverage that data to optimize future vehicle acquisitions, which we believe has been enhanced by the acquisition of CarStory and integration of its advanced data analytics. As we scale, we expect to continue to leverage the data at our disposal to optimize and enhance the volume and selection of vehicles in our inventory and, in turn, drive revenue growth and profitability. We are also exploring and testing third-party inventory strategies, which offers the possibility of expanding our sourcing channels through third-party sellers while offering us attractive revenue models in an asset light, debt free structure. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to utilize data science to drive revenue growth by cost effectively increasing the volume and selection of vehicles in our inventory.”

Vehicle Reconditioning

Before a vehicle is listed for retail sale on our platform, it undergoes a thorough reconditioning process in order to meet our Vroom retail sales criteria. The efficiency of this reconditioning process is a key element in our ability to profitably grow. To recondition vehicles, we rely on a combination of our Vroom VRC along with a network of VRCs owned and operated by third parties, and we intend to continue to expand our network of third-party and Vroom owned VRCs. Utilizing this hybrid approach, we have increased our total reconditioning capacity to approximately 3,200 units per week as of September 30, 2021, with approximately three-fourths from our 29 third-party VRCs. As we are increasing the number of vehicles in our inventory and expanding our reconditioning capacity, we expect that reconditioning costs and inbound shipping costs per unit will continue to decrease as we benefit from economies of scale and operating leverage in reconditioning costs. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to expand and optimize our reconditioning capacity to satisfy increasing demand.”

Logistics Network

For our logistics operations, we primarily have used national third-party carriers, which has allowed us to efficiently deliver vehicles to customers throughout the United States while focusing on expanding other critical components of our business, such as the volume and selection of vehicles in our inventory. We optimized our third-party logistics network nationally through the development of strategic carrier arrangements with national haulers and consolidated our carrier base into dedicated operating regions. This strategy enhanced the flexibility, agility and speed of our growth while reducing the need for additional capital commitments as we scaled our business. Since the start of the COVID-19 pandemic, we have experienced a reduced supply of carriers combined with increased demand for carriers from competitors, resulting in increased shipping prices and delays. In response to these disruptions, and to further enhance the quality of our logistics operations and our customer experience, we have been accelerating our strategy to optimize our hybrid approach by expanding our proprietary logistics network. Initially we prioritized investment in our last mile delivery operations where we can have the greatest impact on the customer experience. We also have invested in short-haul vehicles to make regional deliveries from our last mile hubs, and are investing in line-haul vehicles for hub-to-hub shipments. Consistent with our hybrid approach, as we scale our business, we continue to strategically combine the operation of our expanded proprietary fleet with the use of third-party carriers, which we expect will enable us to both accommodate our growth and provide the highest level of customer service. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to expand and develop our logistics network.”

Value-Added Products

We generate revenue by earning fees for selling value-added products to customers in connection with vehicle sales. Currently, our third-party value-added product offering consists of finance and protection products, including financing from third-party lenders for our customers’ vehicle purchases, as well as sales of vehicle service contracts, GAP protection and tire and wheel coverage. As we scale our business, we intend to introduce additional value-added products that will be attractive to our customers and drive revenue and profitable growth. We expect that both expanded product offerings and increased attachment rates in value-added product sales will have a positive impact on our profitability. We entered into a definitive agreement to acquire UACC, which we expect to accelerate our strategic objective to establish captive financing capabilities to support sales growth, improve unit economics and create long-term value for our shareholders. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to increase and better monetize value-added products.”

Our Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (78.2% and 75.7% of total revenue for the three and nine months ended September 30, 2021, respectively): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•
Wholesale (14.6% and 16.8% of total revenue for the three and nine months ended September 30, 2021, respectively): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
TDA (6.8% and 7.1% of total revenue for the three and nine months ended September 30, 2021, respectively): The TDA segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales.

Gross profit is defined as revenue less cost of sales for each segment. Reflected below is a summary of segment revenue and segment gross profit for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020 (1)

	(in thousands)		(in thousands)
Revenue:
Ecommerce	$701,678	$221,761	$1,703,649	$630,501
Wholesale	131,306	63,972	377,438	170,469
TDA	60,582	36,955	158,928	149,858
All Other	3,190	317	9,749	1,043
Total revenue	$896,756	$323,005	$2,249,764	$951,871
Gross profit:
Ecommerce	$50,383	$19,304	$131,859	$40,789
Wholesale	2,103	3,343	10,337	1,506
TDA	3,805	2,675	9,743	8,799
All Other	1,798	123	5,454	345
Total gross profit	$58,089	$25,445	$157,393	$51,439

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Ecommerce units sold	19,683	8,823	53,455	23,466
Vehicle Gross Profit per ecommerce unit	$1,315	$1,302	$1,360	$865
Product Gross Profit per ecommerce unit	1,245	886	1,107	873
Total Gross Profit per ecommerce unit	$2,560	$2,188	$2,467	$1,738
Average monthly unique visitors	2,236,168	928,277	1,845,302	958,397
Listed vehicles	16,997	12,302	16,997	12,302
Ecommerce average days to sale	68	52	73	62

Ecommerce Units Sold

Ecommerce units sold is defined as the number of vehicles sold and shipped to customers through our ecommerce platform, net of returns under our Vroom 7-Day Return Program. Ecommerce units sold excludes sales of vehicles through the TDA and Wholesale segments. As we continue to expand our ecommerce business, we expect that ecommerce units sold will continue to be the primary driver of our revenue growth. Additionally, each vehicle sale through our ecommerce platform also creates the opportunity to leverage such sale to sell value-added products. Continued ecommerce growth will also increase the number of trade-in vehicles acquired from our customers, which we can either recondition and add to our inventory or sell through wholesale channels.

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

Product Gross Profit per Ecommerce Unit

Product Gross Profit per ecommerce unit, which we refer to as Product GPPU, for a given period is defined as the aggregate fees earned on sales of value-added products in that period, net of the reserves for chargebacks on such products in that period, divided by the number of ecommerce units sold in that period. Because we are paid fees on the value-added products we sell, our gross profit is equal to the revenue we generate from the sale of value-added products. We plan to continue to introduce initiatives to increase the attachment rates of value-added products and expand our offerings of value-added products which will grow our Product GPPU. We also entered into a definitive agreement to acquire UACC, which we expect to accelerate our strategic objective to establish captive financing capabilities to support sales growth, improve unit economics and create long-term value for our shareholders.

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

EBITDA and Adjusted EBITDA

We calculate EBITDA as net loss before interest expense, interest income, income tax expense and depreciation and amortization expense and we calculate Adjusted EBITDA as EBITDA adjusted to exclude the one-time, IPO related acceleration of non-cash stock-based compensation expense, the one-time, IPO related non-cash revaluation of a preferred stock warrant, and costs related to our acquisition of UACC. The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net loss	$(98,122)	$(37,850)	$(241,118)	$(142,137)
Adjusted to exclude the following:
Interest expense	7,028	2,259	14,720	6,382
Interest income	(2,930)	(1,289)	(7,288)	(3,960)
Provision for income taxes	29	33	379	138
Depreciation and amortization expense	3,469	1,196	9,497	3,255
EBITDA	$(90,526)	$(35,651)	$(223,810)	$(136,322)
One-time IPO related acceleration of non-cash stock-based compensation	—	—	—	1,262
One-time IPO related non-cash revaluation of preferred stock warrant	—	—	—	20,470
Acquisition related costs	3,412	—	3,412	—
Adjusted EBITDA	$(87,114)	$(35,651)	$(220,398)	$(114,590)

Adjusted loss from operations

We calculate Adjusted loss from operations as loss from operations adjusted to exclude the one-time, IPO related acceleration of non-cash stock-based compensation expense and costs related to our acquisition of UACC. The following table presents a reconciliation of Adjusted loss from operations to loss from operations, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Loss from operations	$(94,005)	$(36,873)	$(233,365)	$(119,218)
Add: One-time IPO related acceleration of non-cash stock based compensation	—	—	—	1,262
Add: Acquisition related costs	3,412	—	3,412	—
Adjusted loss from operations	$(90,593)	$(36,873)	$(229,953)	$(117,956)

Non-GAAP net loss, Non-GAAP net loss per share and Non-GAAP net loss per share, as adjusted

We calculate Non-GAAP net loss as net loss adjusted to exclude the one-time, IPO related acceleration of non-cash stock-based compensation expense, the one-time, IPO related non-cash revaluation of a preferred stock warrant and costs related to our acquisition of UACC. We calculate Non-GAAP net loss per share as Non-GAAP net loss divided by weighted average number of shares outstanding. The following table presents a reconciliation of Non-GAAP net loss and Non-GAAP net loss per share to net loss and net loss per share, which are the most directly comparable U.S. GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Net loss	$(98,122)	$(37,850)	$(241,118)	$(142,137)
Net loss attributable to common stockholders	$(98,122)	$(37,850)	$(241,118)	$(142,137)
Add: One-time IPO related acceleration of non-cash stock based compensation	—	—	—	1,262
Add: One-time IPO related non-cash revaluation of preferred stock warrant	—	—	—	20,470
Add: Acquisition related costs	3,412	—	3,412	—
Non-GAAP net loss	$(94,710)	$(37,850)	$(237,706)	$(120,405)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	136,766,015	121,123,472	136,256,901	53,731,475

Net loss per share, basic and diluted	$(0.72)	$(0.31)	$(1.77)	$(2.65)
Impact of one-time IPO related acceleration of non-cash stock based compensation	—	—	—	0.02
Impact of one-time IPO related non-cash revaluation of preferred stock warrant	—	—	—	0.38
Impact of acquisition related costs	0.02	—	0.03	—
Non-GAAP net loss per share, basic and diluted	$(0.70)	$(0.31)	$(1.74)	$(2.25)
Non-GAAP net loss per share, as adjusted, basic and diluted(a)	$(0.70)	$(0.29)	$(1.74)	$(0.93)

(a)Non-GAAP net loss per share, as adjusted has been computed to give effect to, as of the beginning of each period presented, (i) the shares of common stock issued in connection with our IPO, (ii) the automatic conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock that occurred upon the consummation of our IPO and (iii) the shares of common stock issued in connection with our follow-on public offering. The computation of Non-GAAP net loss per share, as adjusted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Non-GAAP net loss	$(94,710)	$(37,850)	$(237,706)	$(120,405)
Non-GAAP net loss, as adjusted	$(94,710)	$(37,850)	$(237,706)	$(120,405)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	136,766,015	121,123,472	136,256,901	53,731,475
Add: unweighted adjustment for common stock issued in connection with IPO	—	—	—	24,437,500
Add: unweighted adjustment for conversion of redeemable convertible preferred stock in connection with IPO	—	—	—	85,533,394
Add: unweighted adjustment for common stock issued in connection with follow-on public offering	—	10,800,000	—	10,800,000
Less: Adjustment for the impact of the above items already included in weighted-average number of shares outstanding for the periods presented	—	(1,760,869)	—	(44,897,573)
Weighted-average number of shares outstanding used to compute net loss per share, as adjusted, basic and diluted	136,766,015	130,162,603	136,256,901	129,604,796

Non-GAAP net loss per share, as adjusted, basic and diluted	$(0.70)	$(0.29)	$(1.74)	$(0.93)

Recent Events

Definitive Agreement to Acquire UACC

On October 11, 2021, we entered into a definitive agreement to acquire 100% of Unitas Holdings Corp., the parent corporation of UACC, a leader in automotive finance. Following the acquisition, UACC will become an indirect wholly-owned subsidiary of Vroom and will continue to operate under the UACC name. This acquisition is expected to accelerate our strategic objective to establish captive financing capabilities to support sales growth, improve unit economics and create long-term value for our shareholders. The UACC platform brings with it non-prime financing expertise, as well as extensive application processing, underwriting, securitization, and servicing capabilities. UACC will join our existing lineup of lenders available through our ecommerce platform as we work to integrate UACC’s services and develop our captive financing operation. UACC also will remain committed to maintaining and expanding its network of dealership customers.

The purchase price is approximately $300.0 million, subject to certain customary purchase price adjustments, and will be paid using our cash on hand. The transaction is expected to close either late in the fourth quarter of 2021 or early in the first quarter of 2022, subject to receipt of required regulatory approvals and satisfaction of customary closing conditions.

We believe that, over time, the UACC platform will unlock the benefits of our captive finance strategy and enable us to increase ecommerce unit sales, expand our penetration into non-prime sales, accelerate total revenue growth, enhance aggregate gross profit and GPPU, and leverage our fixed cost base. In addition, utilizing UACC’s securitization expertise, we expect all loans originated by UACC post-closing to be funded through existing warehouse lines and sold via forward flow arrangements and off-balance sheet securitization transactions. This originate-to-sell strategy is designed to achieve the benefits of a captive financing operation while maintaining an asset-light funding strategy.

Update on the Impact of the COVID-19 Pandemic

The COVID-19 pandemic and measures implemented by governmental authorities around the world to reduce the spread of COVID-19 disrupted our operations and adversely affected our financial performance beginning late in the first quarter of 2020. After the initial disruption, the used vehicle market began to recover and consumer demand for used vehicles increased and now exceeds pre-pandemic levels. This recovery has been bolstered by the introduction of COVID-19 vaccines nationwide.

We believe the COVID-19 pandemic has reinforced our business model. However, the future impact of the COVID-19 pandemic on our operational and financial performance is currently uncertain and will depend on many factors outside our control, including the severity and duration of the COVID-19 pandemic and the effectiveness of actions taken to contain the spread of COVID-19 or treat its impact. We have begun modifying our policies and practice regarding in-person work and intend to begin re-opening additional offices and instituting return-to-office policies on a modified basis for some employees who have been working remotely throughout the pandemic. All actions will be taken in accordance with updated state and local health and safety guidance and requirements for in-office work. Nevertheless, the unpredictable nature of the virus, its treatment and worker sentiment may further delay routine in-person work and reduce the effectiveness of efforts aimed at improving employee retention; there can be no assurance that there will not be future material disruptions in our workforce. The various workforce health and safety measures we have taken have led to increased operating expenses and future health and safety measures may lead to further increases. We will continue to monitor and assess the impact of the COVID-19 pandemic on our business and our results of operations and financial condition as the pandemic continues to evolve. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors” for more information.

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

Ability to convert visitors to our platform into customers and source vehicles from consumers

The quality of the customer experience on our ecommerce platform is critical to our ability to attract new visitors to our platform, convert such visitors into customers and increase repeat customers, as well as our ability to acquire vehicles directly from consumers. Our ability to drive higher customer conversion and increased consumer sourcing depends on our ability to make our platform a compelling choice for consumers based on our functionalities and consumer offerings.

Data analytics and experimentation drive decision making across all of our conversion and sourcing efforts. By analyzing the data generated by the millions of visitors and tens of thousands of transactions on our platform, and continually testing strategies to maximize conversion rates, we form a better understanding of consumer preferences and try to create a more tailored ecommerce experience for consumers looking to purchase vehicles. Similarly, for consumers looking to sell vehicles to us, we use a vast set of data and data analytics, including the advanced data capabilities from our acquisition of CarStory, to provide an automated pricing platform that delivers real time, market-driven appraisals, and continually experiments and tests in order to further refine our approach to enhance the customer experience and drive increased vehicle purchases.

Increased conversion and consumer sourcing also depends on our ability to provide the necessary customer service and sales support to respond to increased demand. Our ongoing investment in our sales and sales support operations includes investments in people, processes and technology. We are continuing to invest in (1) people, to mitigate bottlenecks; (2) in our processes, to remove friction and increase transaction flow; and (3) in technology, to automate and improve our customer experience and drive conversion and consumer sourcing. We have continued to expand our sales and sales support team and expect to continue expanding these capabilities commensurate with our expected sales growth and consumer sourcing expectations throughout the remainder of 2021. As we continue to invest in our brand and improve the customer experience, we expect that we will attract more visitors, improve conversion, drive greater sales and increase the percentage of vehicles sourced from consumers.

Total Ecommerce transactions, defined as ecommerce vehicle purchases directly from consumers, including both trade-ins and straight buys, plus ecommerce units sold, increased over 190% in the third quarter of 2021 as compared to 2020. Total Ecommerce transactions represented approximately 24,500, 34,000, and 38,000 for the first, second and third quarter of 2021, respectively, compared to 10,000, 8,000, and 13,000 for the first, second, and third quarter of 2020, respectively. The increase was primarily driven by the increase in the percentage of vehicles sourced from consumers, amplified marketing campaigns, and expanded reconditioning capacity.

Ability to optimize the mix of inventory sources to drive increased gross profit and improvements to our unit economics

We strategically source inventory from consumers, auctions, rental car companies, OEMs and dealers. For the three months ended September 30, 2021, vehicles sourced from consumers represent approximately 81% of our retail inventory sold. For the nine months ended September 30, 2021, vehicles sourced from consumers and auctions represent approximately 67% and 23% of our retail inventory sold, respectively. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels and strive to source vehicles in a way that maximizes our average gross profit per unit and improves our unit economics. For example, purchasing vehicles at third-party auctions is competitive and, consequently, vehicle prices at third-party auctions tend to be higher than vehicle prices for vehicles sourced directly from consumers. Accordingly, as part of our sourcing strategy, we have strategically increased the percentage of vehicle sales that we source from consumers. Throughout 2021, we have experienced unprecedented market conditions, caused in part by the shortage of microchips and delays in new car manufacturing, which increased demand for used vehicles, putting downward pressure on supply and upward pressure on used vehicle pricing, and making consumer sourcing even more favorable. We also expect that our increased ability to inspect consumer sourced vehicles and make real time adjustments to acquisition pricing as a result of our scaling proprietary logistics operation will provide improvements to our overall wholesale gross profit per unit over time.

In order to continue to source vehicles directly from consumers, we continue to expand our national marketing efforts that are focused on our Sell Us Your Car® proposition.

We are also exploring and testing third-party inventory strategies, which offers the possibility of expanding our sourcing channels through third-party sellers while offering us attractive revenue models in an asset light, debt free structure.

Ability to expand and optimize our reconditioning capacity to satisfy increasing demand

Our ability to recondition purchased vehicles to our quality standards is a critical component of our business. Historically, we have successfully increased our reconditioning capacity as our business has grown, and our future success will depend on our ability to continue to expand and optimize our reconditioning capacity to satisfy increasing customer demand. We employ a hybrid approach that combines the use of our Vroom VRC and third-party VRCs to best meet our reconditioning needs.

As we continue to grow our business, we intend to continue to increase reconditioning capacity and operational efficiency through third-party VRC locations and additional Vroom VRCs. Our use of third-party VRCs to recondition vehicles allows us to avoid additional capital expenditures, quickly increase capacity, maintain greater operational flexibility and broaden our geographic footprint to drive lower logistics costs. However, we are currently experiencing reconditioning and logistics constraints due to labor shortages and elevated demand at third-party supply chain partners, which negatively affects our cost structure and throughput. Proprietary VRCs enable us to have increased control over our reconditioning operations, increase capacity as we scale, and introduce additional operating efficiencies. Consistent with our hybrid model, as we scale, we will seek to optimize the combination of strategic, geographically dispersed, proprietary and third-party VRCs.

We have continued to expand our third-party VRC operations and, as of September 30, 2021, have a total of 29 third-party VRCs throughout the U.S. We leverage our data analytics and deep industry experience to strategically select VRC locations where we believe there is the highest supply and demand for our vehicles. We expect that the continued increase in reconditioning capacity and investment in technology will lower our reconditioning costs per unit and drive greater operational efficiency, higher gross profit per unit and improved unit economics over time.

Ability to expand and develop our logistics network

We primarily use third-party carriers and have optimized our third-party logistics network nationwide through the development of strategic carrier arrangements with national haulers and the consolidation of our carrier base into a smaller number of carriers in dedicated operating regions. We expect that these enhanced logistics operations, combined with the expansion of strategically located VRCs, will drive efficiency in our logistics operations. Our VRCs also serve as pooling points to aggregate acquired vehicles and we are using certain VRCs as hubs for staging vehicles for last mile delivery to customers, which we expect to provide an improved experience for customers. As of September 30, 2021, we had 30 hubs and we delivered 41% of our ecommerce units sold with our proprietary last mile service during the third quarter of 2021. Recently, as a result of the continued prevalence of the COVID-19 pandemic, we have experienced a reduced supply of carriers combined with increased demand for carriers from competitors, resulting in increased shipping prices and delays. In response to these disruptions, and to further enhance the quality of our logistics operations and our customer experience, we are accelerating our strategy to optimize our hybrid approach by expanding our proprietary logistics network. Currently, we are prioritizing investment in our last mile delivery operations where we can have the greatest impact on the customer experience. We also have invested in short-haul vehicles to make regional deliveries from our last mile hubs, and are investing in line-haul vehicles for hub-to-hub shipments. As we invest in our expanded logistics operations, we expect to incur increased operating expenses and capital expenditures associated with purchasing or leasing fleet vehicles, leasing space for delivery hubs, hiring qualified drivers, and operating and maintaining fleet vehicles, offset in part by reduced third-party logistics expense. Consistent with our hybrid approach, we continue to strategically combine the operation of our expanded proprietary fleet with the use of third-party carriers, which we expect will enable us to both accommodate our growth and provide the highest level of customer service. Over time, as our business scales, we expect that optimizing our logistics network through this hybrid approach will result in improved unit economics, increased profitability and an enhanced customer experience.

Ability to increase and better monetize value-added products

Our offering of value-added products is an integral part of providing a seamless vehicle-buying experience to our customers. These products provide added revenue streams for us as well as offering convenience, assurance and efficiency for our customers. We sell our third-party value-added products through our strategic relationships with multiple lenders and other third parties who bear the incremental risks associated with the underwriting of finance and protection products. We have entered into strategic partnerships with lenders such as Chase, Ally, and Santander which have contributed to improvements in Product GPPU. Additionally, through our on-going data analytics, experimentation and further development of our ecommerce technology, we expect to increase attachment rates of our existing value-added products while finding new opportunities to include additional finance and protection products, as well as other value-added products. Because we are paid fees on value-added products we sell, our gross profit is equal to the revenue we generate on such sales. As a result, such sales help drive total gross profit per unit. As we scale our business, we intend to increase the breadth and variety of value-added products offered to customers and improve attachment rates to our vehicle sales. We have also entered into a definitive agreement to acquire UACC, which we expect to accelerate our strategic objective to establish captive financing capabilities to support sales growth, improve unit economics and create long-term value for our shareholders.

Seasonality

Used vehicle sales have historically been seasonal. The used vehicle industry typically experiences an increase in sales early in the calendar year and reaches its highest point late in the first quarter and early in the second quarter. Vehicle sales then level off through the rest of the year, with the lowest level of sales in the fourth quarter. This seasonality has historically corresponded with the timing of income tax refunds, which are an important source of funding for vehicle purchases. Additionally, used vehicles depreciate at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Given the current strong market demand for used vehicles and our rapid growth, our gross profit per unit has not been in line with these macro trends in the most recent historical periods. See “Risk Factors—Risks Related to Our Financial Condition and Results of Operations—We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business” in our Annual Report.

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

As a data-driven company, we acquire inventory based upon demand predicted by our data analytics. Our ASP increased significantly during the third quarter of 2021 primarily due to market appreciation, and we expect ASP to fluctuate in the short-term as a result of market conditions, however, our long-term strategy continues to move us towards lower-priced inventory, which we expect will result in a lower ASP.

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

We expect that our SG&A expenses will increase in the future as we expand our operations, including our proprietary logistics operations, integrate and invest in UACC, hire additional employees and continue to increase our marketing spend. We have continued to expand our sales and sales support team, processes and technology and expect to continue to expand these capabilities commensurate with our expected sales growth throughout the remainder of 2021. We also will continue to incur increased expenses associated with being a public company, including costs of accounting, audit, legal, consulting, regulatory and tax-related services associated with maintaining compliance with SEC and Nasdaq requirements, director and officer insurance costs, and investor and public relations costs.

Depreciation and amortization

Our depreciation and amortization expense primarily includes: depreciation related to our leasehold improvements and company vehicles; amortization related to intangible assets in acquired businesses; and capitalized internal use software costs incurred in the development of our platform and website applications. Depreciation expense related to our Vroom VRC and the portion of deprecation expense for our proprietary logistics vehicles related to inbound transportation is included in cost of sales in the condensed consolidated statements of operations.

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

Results of Operations

The following table presents our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change

	(in thousands)			(in thousands)
Revenue:
Retail vehicle, net	$735,716	$249,518	194.9%	$1,798,155	$754,380	138.4%
Wholesale vehicle	131,306	63,972	105.3%	377,438	170,469	121.4%
Product, net	26,544	9,198	188.6%	64,422	25,979	148.0%
Other	3,190	317	906.3%	9,749	1,043	834.7%
Total revenue	896,756	323,005	177.6%	2,249,764	951,871	136.4%
Cost of sales	838,667	297,560	181.8%	2,092,371	900,432	132.4%
Total gross profit	58,089	25,445	128.3%	157,393	51,439	206.0%
Selling, general and administrative expenses	148,718	61,127	143.3%	381,482	167,418	127.9%
Depreciation and amortization	3,376	1,191	183.5%	9,276	3,239	186.4%
Loss from operations	(94,005)	(36,873)	154.9%	(233,365)	(119,218)	95.7%
Interest expense	7,028	2,259	211.1%	14,720	6,382	130.6%
Interest income	(2,930)	(1,289)	127.3%	(7,288)	(3,960)	84.0%
Revaluation of stock warrant	—	—	0.0%	—	20,470	(100.0)%
Other income, net	(10)	(26)	(61.5)%	(58)	(111)	(47.7)%
Loss before provision for income taxes	(98,093)	(37,817)	159.4%	(240,739)	(141,999)	69.5%
Provision for income taxes	29	33	(12.1)%	379	138	174.6%
Net loss	$(98,122)	$(37,850)	159.2%	$(241,118)	$(142,137)	69.6%

Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (78.2% and 75.7% of total revenue for the three and nine months ended September 30, 2021, respectively): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.
•
Wholesale (14.6% and 16.8% of total revenue for the three and nine months ended September 30, 2021, respectively): The Wholesale segment represents sales of used vehicles through wholesale channels.
•
TDA (6.8% and 7.1% of total revenue for the three and nine months ended September 30, 2021, respectively): The TDA segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales.

Three Months Ended September 30, 2021 and 2020

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change	% Change

	(in thousands, except unit data and average days to sale)
Ecommerce units sold	19,683	8,823	10,860	123.1%
Ecommerce revenue:
Vehicle revenue	$677,170	$213,943	$463,227	216.5%
Product revenue	24,508	7,818	16,690	213.5%
Total ecommerce revenue	$701,678	$221,761	$479,917	216.4%
Ecommerce gross profit:
Vehicle gross profit	$25,875	$11,486	$14,389	125.3%
Product gross profit	24,508	7,818	16,690	213.5%
Total ecommerce gross profit	$50,383	$19,304	$31,079	161.0%
Average vehicle selling price per ecommerce unit	$34,404	$24,248	$10,156	41.9%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$1,315	$1,302	$13	1.0%
Product gross profit per ecommerce unit	1,245	886	359	40.5%
Total gross profit per ecommerce unit	$2,560	$2,188	$372	17.0%
Ecommerce average days to sale	68	52	16	30.8%

Ecommerce units

Ecommerce units sold increased 10,860, or 123.1%, from 8,823 for the three months ended September 30, 2020 to 19,683 for the three months ended September 30, 2021. This increase was attributable to higher inventory levels, strong national brand recognition driven by our national advertising campaign and increased marketing spend, and increased demand due to growing consumer acceptance of our business model. The increase was also attributable to strong market demand generally for used vehicles, caused in part by the shortage of microchips and delays in new car manufacturing. Average monthly unique visitors to our website grew from 928,277 for the three months ended September 30, 2020 to 2,236,168 for the three months ended September 30, 2021, representing year over year growth of 140.9%. We expect ecommerce units sold to continue to grow in the future as we increase our inventory selection and marketing efforts as well as improve conversion.

Ecommerce average days to sale increased from 52 days for the three months ended September 30, 2020 to 68 days for the three months ended September 30, 2021. In the third quarter of 2020, ecommerce average days to sale was positively impacted by a significant reduction of our aged inventory during the initial phase of the COVID-19 pandemic. As a result, the average number of days to sale for the newly acquired inventory decreased during the third quarter of 2020.

Vehicle Revenue

Ecommerce vehicle revenue increased $463.3 million, or 216.5%, from $213.9 million for the three months ended September 30, 2020 to $677.2 million for the three months ended September 30, 2021. The increase in ecommerce vehicle revenue was primarily attributable to the 10,860 increase in ecommerce units sold, which increased vehicle revenue by $263.4 million, as well as a higher ASP per unit, which increased from $24,248 for the three months ended September 30, 2020 to $34,404 for the three months ended September 30, 2021, and increased vehicle revenue by $199.9 million. The increase in ASP per unit was primarily attributable to market appreciation. Although we expect ASP to fluctuate in the short-term as a result of market conditions, our long-term strategy continues to move us toward lower-priced inventory, which we expect will result in a lower ASP.

Product Revenue

Ecommerce product revenue increased $16.7 million, or 213.5%, from $7.8 million for the three months ended September 30, 2020 to $24.5 million for the three months ended September 30, 2021. The increase in ecommerce product revenue was primarily attributable to the 10,860 increase in ecommerce units sold, which increased product revenue by $9.6 million as well as an increase in product revenue per unit of $359, which increased product revenue by $7.1 million. Product revenue per unit increased from $886 for the three months ended September 30, 2020 to $1,245 for the three months ended September 30, 2021, primarily due to higher attachment rates and an increase in the average loan size as a result of higher ASP. We expect ecommerce product revenue will continue to grow driven by increases in ecommerce units sold, introduction of new value added products, and increased attachment rates.

Vehicle Gross Profit

Ecommerce vehicle gross profit increased $14.4 million, or 125.3%, from $11.5 million for the three months ended September 30, 2020 to $25.9 million for the three months ended September 30, 2021. The increase in vehicle gross profit was primarily attributable the 10,860 increase in ecommerce units sold, which increased vehicle gross profit by $14.1 million. Vehicle gross profit per unit increased slightly from $1,302 for the three months ended September 30, 2020 to $1,315 for the three months ended September 30, 2021, primarily driven by improvements in reconditioning costs, partially offset by lower sales margins (sales price less purchase price of vehicles sold) as a result of higher purchase prices of vehicle acquisitions.

As we continue to mature our infrastructure, increase and optimize our network of VRCs, and optimize our logistics operations, we expect ecommerce vehicle gross profit per unit to increase in the future driven by optimizing our acquisition strategy and reducing costs in logistics and reconditioning.

Product Gross Profit

Ecommerce product gross profit increased $16.7 million, or 213.5%, from $7.8 million for the three months ended September 30, 2020 to $24.5 million for the three months ended September 30, 2021. The increase in ecommerce product gross profit was primarily attributable to the 10,860 increase in ecommerce units sold which increased product gross profit by $9.6 million, as well as an increase in product gross profit per unit of $359, which increased product gross profit by $7.1 million. Product gross profit per unit increased from $886 for the three months ended September 30, 2020 to $1,245 for the three months ended September 30, 2021, primarily due to higher attachment rates and an increase in the average loan size as a result of higher ASP. We expect ecommerce product gross profit will continue to grow driven by increases in ecommerce units sold, introduction of new value added products, and increased attachment rates.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change	% Change

	(in thousands, except unit data)
Wholesale units sold	9,760	6,166	3,594	58.3%
Wholesale revenue	$131,306	$63,972	$67,334	105.3%
Wholesale gross profit	$2,103	$3,343	$(1,240)	(37.1)%
Average selling price per unit	$13,453	$10,375	$3,078	29.7%
Wholesale gross profit per unit	$215	$542	$(327)	(60.3)%

Wholesale Units

Wholesale units sold increased 3,594, or 58.3%, from 6,166 for the three months ended September 30, 2020 to 9,760 for the three months ended September 30, 2021, primarily driven by an increase in wholesale units purchased from consumers, a higher number of trade-in vehicles associated with the increase in the number of ecommerce units sold and strong wholesale market demand for used vehicles.

Wholesale Revenue

Wholesale revenue increased $67.3 million, or 105.3%, from $64.0 million for the three months ended September 30, 2020 to $131.3 million for the three months ended September 30, 2021. The increase was primarily attributable to the 3,594 increase in wholesale units sold, which increased wholesale revenue by $37.3 million as well as a higher ASP per wholesale unit, which increased from $10,375 for the three months ended September 30, 2020 to $13,453 for the three months ended September 30, 2021 and increased wholesale revenue by $30.0 million. The increase in ASP per unit was primarily attributable to market appreciation.

Wholesale Gross Profit

Wholesale gross profit decreased $1.2 million, or 37.1%, from $3.3 million for the three months ended September 30, 2020 to $2.1 million for the three months ended September 30, 2021. The decrease was primarily attributable to a $327 decrease in wholesale gross profit per unit, which decreased gross profit by $3.1 million, partially offset by the 3,594 increase in wholesale units sold, which increased gross profit by $1.9 million. Gross profit per unit decreased from $542 for the three months ended September 30, 2020 to $215 for the three months ended September 30, 2021 as a result of sales margin compression due to unfavorable wholesale price movements, which declined during the first half of the third quarter of 2021.

TDA

The following table presents our TDA segment results of operations for the periods indicated:

	Three Months Ended September 30,
	2021	2020 (1)	Change	% Change

	(in thousands, except unit data and average days to sale)
TDA units sold	1,749	1,463	286	19.5%
TDA revenue:
Vehicle revenue	$58,546	$35,575	$22,971	64.6%
Product revenue	2,036	1,380	656	47.5%
Total TDA revenue	$60,582	$36,955	$23,627	63.9%
TDA gross profit:
Vehicle gross profit	$1,769	$1,295	$474	36.6%
Product gross profit	2,036	1,380	656	47.5%
Total TDA gross profit	$3,805	$2,675	$1,130	42.2%
Average vehicle selling price per TDA unit	$33,474	$24,316	$9,158	37.7%
Gross profit per TDA unit:
Vehicle gross profit per TDA unit	$1,011	$885	$126	14.2%
Product gross profit per TDA unit	1,164	943	221	23.4%
Total gross profit per TDA unit	$2,175	$1,828	$347	19.0%
TDA average days to sale	44	32	12	37.5%

(1)
We reclassified other revenue and gross profit related to the vehicle repair service at TDA from the TDA reportable segment to the “All Other” category to conform to current year presentation.

TDA units

TDA units sold increased 286, or 19.5%, from 1,463 for the three months ended September 30, 2020 to 1,749 for the three months ended September 30, 2021, primarily due to strong market demand generally for used vehicles and higher inventory levels.

Vehicle Revenue

TDA vehicle revenue increased $22.9 million, or 64.6%, from $35.6 million for the three months ended September 30, 2020 to $58.5 million for the three months ended September 30, 2021. The increase in TDA vehicle revenue was primarily due to a higher ASP per unit primarily due to market appreciation, which increased from $24,316 for the three months ended September 30, 2020 to $33,474 for the three months ended September 30, 2021 and increased revenue by $16.0 million and the 286 increase in TDA units sold, which increased TDA vehicle revenue by $6.9 million.

Product Revenue

TDA product revenue increased $0.6 million, or 47.5%, from $1.4 million for the three months ended September 30, 2020 to $2.0 million for the three months ended September 30, 2021. The increase in TDA product revenue was primarily attributable to an increase in product revenue per unit, which increased revenue by $0.4 million as well as the 286 increase in TDA units sold, which increased TDA product revenue by $0.2 million. The increase in product revenue per unit was primarily due to an increase in the average loan size as a result of higher ASP.

Vehicle Gross Profit

TDA vehicle gross profit increased $0.5 million, or 36.6%, from $1.3 million for the three months ended September 30, 2020 to $1.8 million for the three months ended September 30, 2021. The increase in vehicle gross profit was primarily attributable to the 286 increase in TDA units sold, which increased TDA vehicle gross profit by $0.3 million as well as a $126 increase in TDA vehicle gross profit per unit, which increased vehicle gross profit by $0.2 million. Vehicle gross profit per unit increased from $885 for the three months ended September 30, 2020 to $1,011 for the three months ended September 30, 2021, primarily attributable to improvements in inbound logistics costs, partially offset by higher reconditioning costs.

Product Gross Profit

TDA product gross profit increased $0.6 million, or 47.5% from $1.4 million for the three months ended September 30, 2020 to $2.0 million for the three months ended September 30, 2021. The increase in TDA product gross profit was primarily attributable to an increase in product gross profit per unit, which increased gross profit by $0.4 million as well as the 286 increase in TDA units sold, which increased TDA product gross profit by $0.2 million. The increase in product gross profit per unit was primarily due to an increase in the average loan size as a result of higher ASP.

Selling, general and administrative expenses

	Three Months Ended September 30,
	2021	2020	Change	% Change

	(in thousands)
Compensation & benefits	$53,900	$22,881	$31,019	135.6%
Marketing expense	35,214	15,341	19,873	129.5%
Outbound logistics (1)	22,717	8,500	14,217	167.3%
Occupancy and related costs	4,635	2,610	2,025	77.6%
Professional fees	7,694	1,773	5,921	334.0%
Other	24,558	10,022	14,536	145.0%
Total selling, general & administrative expenses	$148,718	$61,127	$87,591	143.3%

(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses increased $87.6 million, or 143.3%, from $61.1 million for the three months ended September 30, 2020 to $148.7 million for the three months ended September 30, 2021. The increase was primarily due to:

•
a $31.0 million increase in compensation and benefits as a result of an increase in headcount and an increase in variable fees for third-party sales and sales support providers as a result of an increase in units sold;
•
a $19.9 million increase in marketing expense as we expanded our national broad-reach brand advertising, produced new commercials, and increased performance and online marketing as we continue to grow our listed inventory;
•
a $14.2 million increase in outbound logistics costs attributable to the growth in ecommerce units sold, which increased outbound logistics costs by $10.5 million, and increases in market rates of logistics providers, which increased outbound logistics costs by $3.7 million;
•
a $5.9 million increase in professional fees primarily related to acquisition related costs incurred in connection with the definitive agreement to acquire UACC as well as increased consulting expenses primarily in the marketing and engineering departments; and
•
a $14.5 million increase in other SG&A expenses primarily related to volume-based fees for software licenses and other variable expenses as our business continues to scale as well as additional insurance costs associated with being a publicly traded company and growing inventory.

Total SG&A expenses per total ecommerce transaction, defined as ecommerce vehicle purchases directly from consumers plus ecommerce units sold, decreased from $4,702 for the three months ended September 30, 2020 to $3,914 for the three months ended September 30, 2021, primarily due to operating leverage as our business continues to scale, partially offset by increases in market rates of logistics providers and acquisition related costs incurred in connection with the definitive agreement to acquire UACC.

We expect SG&A expenses to increase in the future as we continue to scale our business, integrate and invest in UACC, invest in and improve our customer experience, and continue expanding our proprietary logistics and reconditioning networks.

Depreciation and amortization

Depreciation and amortization expenses increased $2.2 million, or 183.5%, from $1.2 million for the three months ended September 30, 2020 to $3.4 million for the three months ended September 30, 2021. The increase was primarily due to amortization expense of intangible assets acquired as part of the acquisition of the CarStory business on January 7, 2021, depreciation of the short-haul and long-haul vehicles acquired for our proprietary logistics network and increased depreciation expense as we continue to develop our internal use software.

Interest expense

Interest expense increased $4.7 million, or 211.1%, from $2.3 million for the three months ended September 30, 2020 to $7.0 million for the three months ended September 30, 2021. The increase was primarily attributable to a higher outstanding balance of the 2020 Vehicle Floorplan Facility due to the increase in vehicle inventory levels as the business continues to scale, which increased interest expense $2.7 million, and interest expense incurred on the Notes, which increased interest expense $2.0 million.

Interest income

Interest income increased $1.6 million, or 127.3%, from $1.3 million for the three months ended September 30, 2020 to $2.9 million for the three months ended September 30, 2021. The increase in interest income was primarily driven by higher cash and cash equivalent balances for the three months ended September 30, 2021 as compared to September 30, 2020, as a result of the issuance of the Notes.

Nine Months Ended September 30, 2021 and 2020

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	53,455	23,466	29,989	127.8%
Ecommerce revenue:
Vehicle revenue	$1,644,494	$610,008	$1,034,486	169.6%
Product revenue	59,155	20,493	38,662	188.7%
Total ecommerce revenue	$1,703,649	$630,501	$1,073,148	170.2%
Ecommerce gross profit:
Vehicle gross profit	$72,704	$20,296	$52,408	258.2%
Product gross profit	59,155	20,493	38,662	188.7%
Total ecommerce gross profit	$131,859	$40,789	$91,070	223.3%
Average vehicle selling price per ecommerce unit	$30,764	$25,995	$4,769	18.3%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$1,360	$865	$495	57.2%
Product gross profit per ecommerce unit	1,107	873	234	26.8%
Total gross profit per ecommerce unit	$2,467	$1,738	$729	41.9%
Ecommerce average days to sale	73	62	11	17.7%

Ecommerce units

Ecommerce units sold increased 29,989, or 127.8%, from 23,466 for the nine months ended September 30, 2020 to 53,455 for the nine months ended September 30, 2021. This increase was attributable to higher inventory levels, strong national brand recognition driven by our national advertising campaign and increased marketing spend, and increased demand due to growing consumer acceptance of our business model. The increase was also attributable to strong market demand generally for used vehicles, caused in part by the shortage of microchips and delays in new car manufacturing. Average monthly unique visitors to our website increased from 958,397 for the nine months ended September 30, 2020 to 1,845,302 for the nine months ended September 30, 2021. We expect ecommerce units sold to continue to grow in the future as we increase our inventory selection and marketing efforts, as well as improve conversion.

Ecommerce average days to sale increased from 62 days for the nine months ended September 30, 2020 to 73 days for the nine months ended September 30, 2021. In the third quarter of 2020, ecommerce average days to sale was positively impacted by the significant reduction of our aged inventory during the initial phase of the COVID-19 pandemic. As a result, the average number of days to sale for the newly acquired inventory decreased during the third quarter of 2020. The increase was also driven by constraints experienced in sales support in response to accelerating demand and the sale of aged inventory during the first quarter of 2021. Average days to sale returned to normalized levels during the second quarter of 2021.

Vehicle Revenue

Ecommerce vehicle revenue increased $1,034.5 million, or 169.6%, from $610.0 million for the nine months ended September 30, 2020 to $1,644.5 million for the nine months ended September 30, 2021. The increase in ecommerce vehicle revenue was primarily attributable to the 29,989 increase in ecommerce units sold, which increased revenue by $779.6 million, as well as a higher ASP per unit, which increased from $25,995 for the nine months ended September 30, 2020 to $30,764 for the nine months ended September 30, 2021 and increased revenue by $254.9 million. The increase in ASP per unit was primarily attributable to market appreciation. Although we expect ASP to fluctuate in the short-term as a result of market conditions, our long-term strategy continues to move us toward lower-priced inventory, which we expect will result in a lower ASP.

Product Revenue

Ecommerce product revenue increased $38.7 million, or 188.7%, from $20.5 million for the nine months ended September 30, 2020 to $59.2 million for the nine months ended September 30, 2021. The increase was attributable to the 29,989 increase in ecommerce units sold which increased product revenue by $26.2 million and the increase in product revenue per unit of $234, which increased product revenue by $12.5 million. Product revenue per unit increased from $873 for the nine months ended September 30, 2020 to $1,107 for the nine months ended September 30, 2021, primarily due to higher attachment rates and an increase in the average loan size as a result of higher ASP. We expect ecommerce product revenue will continue to grow driven by increases in ecommerce units sold, introduction of new value added products, and increased attachment rates.

Vehicle Gross Profit

Ecommerce vehicle gross profit increased $52.4 million, or 258.2%, from $20.3 million for the nine months ended September 30, 2020 to $72.7 million for the nine months ended September 30, 2021. The increase was attributable to a higher vehicle gross profit per unit, which increased vehicle gross profit by $26.5 million and the 29,989 increase in ecommerce units sold which increased vehicle gross profit by $25.9 million. Vehicle gross profit per unit increased by $495 from $865 for the nine months ended September 30, 2020 to $1,360 for the nine months ended September 30, 2021, primarily attributable to improvements in reconditioning costs and higher sales margins. Strong sales margin per unit was partially driven by a record retail pricing environment during the first half of 2021 as well as an increase in vehicles sourced directly from consumers and further improvements in our pricing methodologies. Additionally, in 2020, our sales margin was negatively impacted by a strategic decision to reduce vehicle pricing in order to sell pre-COVID-19 inventory.

As we continue to mature our infrastructure and increase and optimize our network of VRCs, we expect ecommerce vehicle gross profit per unit to increase in the future driven by optimizing our acquisition strategy and reducing costs in logistics and reconditioning.

Product Gross Profit

Ecommerce product gross profit increased $38.7 million, or 188.7%, from $20.5 million for the nine months ended September 30, 2020 to $59.2 million for the nine months ended September 30, 2021. The increase was attributable to the 29,989 increase in ecommerce units sold which increased product gross profit by $26.2 million and the increase in product gross profit per unit of $234, which increased product gross profit by $12.5 million. Product gross profit per unit increased from $873 for the nine months ended September 30, 2020 to $1,107 for the nine months ended September 30, 2021, primarily due to higher attachment rates and an increase in the average loan size as a result of higher ASP. We expect ecommerce product gross profit will continue to grow driven by increases in ecommerce units sold, introduction of new value added products, and increased attachment rates.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	28,421	14,110	14,311	101.4%
Wholesale revenue	$377,438	$170,469	$206,969	121.4%
Wholesale gross profit	$10,337	$1,506	$8,831	586.4%
Average selling price per unit	$13,280	$12,081	$1,199	9.9%
Wholesale gross profit per unit	$364	$107	$257	240.2%

Wholesale Units

Wholesale units sold increased 14,311, or 101.4%, from 14,110 for the nine months ended September 30, 2020 to 28,421 for the nine months ended September 30, 2021, primarily driven by an increase in wholesale units purchased from consumers, a higher number of trade-in vehicles associated with the increase in the number of ecommerce units sold and strong wholesale market demand for used vehicles.

Wholesale Revenue

Wholesale revenue increased $206.9 million, or 121.4%, from $170.5 million for the nine months ended September 30, 2020 to $377.4 million for the nine months ended September 30, 2021. The increase in wholesale revenue was attributable to the 14,311 increase in wholesale units sold, which increased wholesale revenue by $172.8 million, as well as a higher ASP per unit, which increased from $12,081 million for the nine months ended September 30, 2020 to $13,280 for the nine months ended September 30, 2021 and increased revenue by $34.1 million. The increase in ASP per unit was primarily attributable to market appreciation.

Wholesale Gross Profit

Wholesale gross profit increased $8.8 million, or 586.4%, from $1.5 million for the nine months ended September 30, 2020 to $10.3 million for the nine months ended September 30, 2021. The increase was primarily attributable to a $257 increase in wholesale gross profit per unit, which increased gross profit by $7.3 million, as well as the 14,311 increase in wholesale units sold, which increased gross profit by $1.5 million. The increase in our sales margin was primarily driven by favorable wholesale market conditions for the nine months ended September 30, 2021 as compared to 2020. Additionally, in the first half of 2020, our sales margin was negatively impacted by the sale of retail vehicles through wholesale channels to reduce our inventory levels at the beginning of the COVID-19 pandemic.

TDA

The following table presents our TDA segment results of operations for the periods indicated:

	Nine Months Ended September 30,
	2021	2020 (1)	Change	% Change
	(in thousands, except unit data and average days to sale)
TDA units sold	5,107	5,608	(501)	(8.9)%
TDA revenue:
Vehicle revenue	$153,661	$144,372	$9,289	6.4%
Product revenue	5,267	5,486	(219)	(4.0)%
Total TDA revenue	$158,928	$149,858	$9,070	6.1%
TDA gross profit:
Vehicle gross profit	$4,476	$3,313	$1,163	35.1%
Product gross profit	5,267	5,486	(219)	(4.0)%
Total TDA gross profit	$9,743	$8,799	$944	10.7%
Average vehicle selling price per TDA unit	$30,088	$25,744	$4,344	16.9%
Gross profit per TDA unit:
Vehicle gross profit per TDA unit	$876	$591	$285	48.2%
Product gross profit per TDA unit	1,031	978	53	5.4%
Total gross profit per TDA unit	$1,907	$1,569	$338	21.5%
TDA average days to sale	46	42	4	9.5%

(1)
We reclassified other revenue and gross profit related to the vehicle repair service at TDA from the TDA reportable segment to the “All Other” category to conform to current year presentation.

TDA units

TDA units sold decreased 501, or 8.9%, from 5,608 for the nine months ended September 30, 2020 to 5,107 for the nine months ended September 30, 2021. Despite the strong market demand for used vehicles experienced in 2021, the first quarter of 2021 had a decrease in units as a result of reduced inventory at the TDA location as the ecommerce business continues to scale.

Vehicle Revenue

TDA vehicle revenue increased $9.3 million, or 6.4%, from $144.4 million for the nine months ended September 30, 2020 to $153.7 million for the nine months ended September 30, 2021. The increase was driven by a higher ASP per unit, which increased from $25,744 for the nine months ended September 30, 2020 to $30,088 for the nine months ended September 30, 2021 and increased vehicle revenue by $22.2 million, primarily due to market appreciation, partially offset by the 501 decrease in TDA units sold, which decreased vehicle revenue by $12.9 million.

Product Revenue

TDA product revenue decreased $0.2 million, or 4.0%, from $5.5 million for the nine months ended September 30, 2020 to $5.3 million for the nine months ended September 30, 2021. The decrease was primarily driven by the 501 decrease in TDA units sold.

Vehicle Gross Profit

TDA vehicle gross profit increased $1.2 million, or 35.1%, from $3.3 million for the nine months ended September 30, 2020 to $4.5 million for the nine months ended September 30, 2021. The increase was attributable to an increase in TDA vehicle gross profit per unit of $285, which increased vehicle gross profit by $1.5 million, partially offset by the 501 decrease in TDA units sold, which decreased vehicle gross profit by $0.3 million. Vehicle gross profit per unit increased from $591 for the nine months ended September 30, 2020 to $876 for the nine months ended September 30, 2021, primarily attributable to improvements in inbound logistics and reconditioning costs as well as a higher inventory reserve in 2020 due to the start of the COVID-19 pandemic.

Product Gross Profit

TDA product gross profit decreased $0.2 million, or 4.0%, from $5.5 million for the nine months ended September 30, 2020 to $5.3 million for the nine months ended September 30, 2021. The decrease was primarily driven by the 501 decrease in TDA units sold.

Selling, general and administrative expenses

	Nine Months Ended September 30,
	2021	2020	Change	% Change

	(in thousands)
Compensation & benefits	$145,580	$63,821	$81,759	128.1%
Marketing expense	88,267	44,829	43,438	96.9%
Outbound logistics (1)	57,987	19,762	38,225	193.4%
Occupancy and related costs	12,599	7,574	5,025	66.3%
Professional fees	15,951	5,697	10,254	180.0%
Other	61,098	25,735	35,363	137.4%
Total selling, general & administrative expenses	$381,482	$167,418	$214,064	127.9%

(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses increased $214.1 million, or 127.9%, from $167.4 million for the nine months ended September 30, 2020 to $381.5 million for the nine months ended September 30, 2021. The increase was primarily due to:

•
a $81.8 million increase in compensation and benefits as a result of an increase in headcount and an increase in variable fees for third-party sales and sales support providers as a result of an increase in units sold;
•
a $43.4 million increase in marketing expense as we expanded our national broad-reach brand advertising, aired our first Super Bowl commercial, produced new commercials, and increased performance and online marketing as we continue to grow our listed inventory;
•
a $38.2 million increase in outbound logistics costs attributable to the growth in ecommerce units sold, which increased outbound logistics costs by $25.3 million, and increases in market rates of logistics providers, which increased outbound logistics costs by $12.9 million;
•
a $10.3 million increase in professional fees primarily related to acquisition related costs incurred in connection with the definitive agreement to acquire UACC as well as increased consulting expenses primarily in the marketing and engineering departments; and
•
a $35.4 million increase in other SG&A expenses primarily related to volume-based fees for software licenses and other variable expenses as our business continues to scale as well as additional insurance costs associated with being a publicly traded company and growing inventory.

Total SG&A expenses per total ecommerce transaction, defined as ecommerce vehicle purchases directly from consumers plus ecommerce units sold, decreased from $5,401 for the nine months ended September 30, 2020 to $3,953 for the nine months ended September 30, 2021, primarily due to operating leverage as our business continues to scale, partially offset by increases in market rates of logistics providers and acquisition related costs incurred in connection with the definitive agreement to acquire UACC.

We expect SG&A expenses to increase in the future as we continue to scale our business, integrate and invest in UACC, invest in and improve our customer experience, and continue expanding our proprietary logistics and reconditioning networks.

Depreciation and amortization

Depreciation and amortization expenses increased $6.1 million, or 186.4%, from $3.2 million for the nine months ended September 30, 2020 to $9.3 million for the nine months ended September 30, 2021. The increase was primarily due to amortization expense of intangible assets acquired as part of the acquisition of the CarStory business on January

7, 2021, depreciation of short-haul and long-haul vehicles acquired for our proprietary logistics network and increased depreciation expense as we continue to develop our internal use software.

Interest expense

Interest expense increased $8.3 million, or 130.6%, from $6.4 million for the nine months ended September 30, 2020 to $14.7 million for the nine months ended September 30, 2021. The increase was primarily attributable to a higher outstanding balance of the 2020 Vehicle Floorplan Facility due to the increase in vehicle inventory levels as the business continues to scale, which increased interest expense $6.0 million and interest expense incurred on the Notes, which increased interest expense $2.3 million.

Interest Income

Interest income increased $3.3 million, or 84.0%, from $4.0 million for the nine months ended September 30, 2020 to $7.3 million for the nine months ended September 30, 2021. The increase in interest income was primarily driven by higher cash and cash equivalent balances as a result of the issuance of the Notes.

Liquidity and Capital Resources

On June 11, 2020, we completed our IPO in which we sold 24,437,500 shares of our common stock, which included 3,187,500 shares sold pursuant to the exercise by the underwriters of an over-allotment option to purchase additional shares, for proceeds of $504.0 million, net of the underwriting discount and before deducting offering expenses of $7.5 million. On September 15, 2020, we completed our follow-on public offering in which we sold 10,800,000 shares of common stock for proceeds of $569.5 million, net of the underwriting discount and before deducting offering expenses of $1.5 million. On June 18, 2021, we issued $625.0 million aggregate principal amount of the Notes for net proceeds of $608.9 million. As of September 30, 2021, we had cash and cash equivalents of $1,326.5 million.

We anticipate that our existing cash and cash equivalents and the 2020 Vehicle Floorplan Facility will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q. For the three and nine months ended September 30, 2021, we generated a net loss. We have not been profitable since our inception in 2012 and we expect to incur additional losses in the future.

We historically have funded vehicle inventory purchases primarily through our floorplan financing arrangements. Our cash flows from operations may differ substantially from our net loss due to non-cash charges or due to changes in balance sheet accounts. The timing of our cash flows from operating activities can also vary among periods due to the timing of payments made or received. Our future capital requirements will depend on many factors, including our rate of revenue growth, our efforts to reduce costs per unit, integration and investment costs for the planned UACC acquisition, the expansion of our inventory, sales and marketing activities, investment in our reconditioning, logistics, and customer experience operations, enhancements to our ecommerce platform, and increased hiring efforts. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital or generate cash flows necessary to expand our operations, our business, results of operations and financial condition could be adversely affected.

Convertible Senior Notes

On June 18, 2021, we issued $625.0 million aggregate principal amount of the Notes pursuant to an indenture between us and U.S. Bank National Association, as trustee (the “Indenture”).

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs paid to third-parties, were approximately $608.9 million.

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

If we undergo a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require us to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the nine months ended September 30, 2021, the conditions allowing holders of the Notes to convert were not met.

Vehicle Financing

As of September 30, 2021, we finance our inventory primarily through a vehicle floorplan facility (the “2020 Vehicle Floorplan Facility”) with Ally Bank and Ally Financial (together, "Ally"), which provides a committed credit line of up to $450.0 million.

The amount of credit available to us under the 2020 Vehicle Floorplan Facility is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by us within the three immediately preceding months. Approximately $8.5 million was available under this facility as of September 30, 2021. The maturity date of the 2020 Vehicle Floorplan Facility is September 30, 2022. We are required to pay an availability fee on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined. We are subject to financial covenants that require us to maintain a certain level of equity in the vehicles that are financed, to maintain at least 7.5% of the credit line in cash and cash equivalents and to maintain 10% of the monthly daily floorplan principal balance outstanding on deposit with Ally Bank.

Outstanding borrowings are due as the vehicles financed are sold, or in any event, on the maturity date. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the 1-Month LIBOR rate applicable in the immediately preceding month plus a spread of 425 basis points. We are party to a Credit Balance Agreement that permits us to deposit cash with Ally for the purpose of reducing the amount of interest payable for borrowings under the 2020 Vehicle Floorplan Facility.

We are currently in discussions with lenders regarding an increase to our committed credit line and other adjustments to accommodate our anticipated growth and the acquisition of UACC.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(325,459)	$(182,874)
Net cash used in investing activities	(94,661)	(5,057)
Net cash provided by financing activities	726,198	1,157,667
Net increase in cash and cash equivalents and restricted cash	306,078	969,736
Cash and cash equivalents and restricted cash at beginning of period	1,090,039	219,587
Cash and cash equivalents and restricted cash at end of period	$1,396,117	$1,189,323

Operating Activities

Net cash flows used in operating activities changed by $142.6 million from $182.9 million for the nine months ended September 30, 2020 to $325.5 million for the nine months ended September 30, 2021. The change is primarily attributable to $105.0 million in incremental net loss after reconciling adjustments for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 as well as an increase in working capital, resulting in an increase in the use of cash of $37.6 million.

We finance substantially all our inventories with the 2020 Vehicle Floorplan Facility. In accordance with U.S. GAAP relating to the statement of cash flows, we report all cash flows arising in connection with the 2020 Vehicle Floorplan Facility, as a financing activity in our statement of cash flows.

Investing Activities

Net cash flows used in investing activities increased $89.6 million, from $5.1 million for the nine months ended September 30, 2020 to $94.7 million for the nine months ended September 30, 2021, primarily as a result of the acquisition of the CarStory business on January 7, 2021 which resulted in cash outflow of $75.9 million and the acquisition of short-haul and long-haul vehicles for our proprietary logistics network.

Financing Activities

Net cash flows provided by financing activities decreased $431.5 million from $1,157.7 million for the nine months ended September 30, 2020 to $726.2 million for the nine months ended September 30, 2021. The decrease was primarily related to net proceeds of $569.3 million received upon completion of the follow-on public offering, $497.2 million received upon completion of the IPO, and $21.7 million related to the net issuance of Series H preferred stock in 2020. The decrease was partially offset by net proceeds of $608.9 million received upon issuance of the Notes as well as a net increase of $37.9 million related to our Vehicle Floorplan for the nine months ended September 30, 2021.

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

Interest Rate Risk

As of September 30, 2021, we had an outstanding balance under the 2020 Vehicle Floorplan Facility of $441.5 million. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the 1-Month LIBOR rate applicable in the immediately preceding month, plus a spread of 425 basis points. A hypothetical 10% change in interest rates during the periods presented would result in a change to interest expense of $0.5 million and $1.2 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2021, we had an outstanding principal balance on our Notes of $625.0 million. As the interest rate on the Notes is fixed, we do not have exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, and as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

While we believe that the efforts, as described above, have improved our internal control over financial reporting, the implementation of our remediation for the material weaknesses is ongoing and requires validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Accordingly, we will not be able to fully remediate these material weaknesses until these steps have been completed. Except as otherwise described herein, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to legal proceedings in the normal course of operating our business. The outcome of litigation, regardless of the merits, is inherently uncertain. Beginning in March 2021, multiple putative class actions were filed in the U.S. District Court for the Southern District of New York by certain of the Company’s stockholders against the Company and certain of the Company’s officers alleging violations of federal securities laws. The lawsuits were captioned Zawatsky et al. v. Vroom, Inc. et al., Case No. 21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits asserted similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. In each case, the named plaintiff(s) sought to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). In August 2021, the Court consolidated the cases under the new name In re: Vroom, Inc. Securities Litigation, Case No. 21-cv-2477, appointed a lead plaintiff and lead counsel and ordered a consolidated amended complaint to be filed. The court-appointed lead plaintiff subsequently filed a consolidated amended complaint that reasserts claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 against the Company and certain of the Company’s officers, and added new claims under Sections 11, 12 and 15 of the Securities Act against the Company, certain of its officers, certain of its directors, and the underwriters of the Company’s September 2020 secondary offering. The consolidated case is in preliminary stages, and the Company anticipates filing a motion to dismiss all claims. The Company believes this lawsuit is without merit and intends to vigorously contest these claims. While the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on the Company’s financial condition, cash flows, or results of operations. In August 2021, one of the Company’s stockholders filed a derivative lawsuit on behalf of the Company in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors, and nominally against the Company, alleging a violation of the federal securities laws and breach of fiduciary duty to the Company based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. This lawsuit is captioned Rainey v. Hennessy et al., Case No. 21-cv-6933. The Court deemed this case “related” to In re: Vroom, Inc. Securities Litigation and stayed all proceedings pending final resolution of In re: Vroom, Inc. Securities Litigation. On November 8, 2021, a similar purported shareholder derivative lawsuit captioned Salli v. Hennessy et al., Case No. 1:21-cv-09237, was filed against the Company (as a nominal defendant only) and certain of our directors and officers in the U.S. District Court for the Southern District of New York, alleging breach of fiduciary duty, related violations of Delaware law, and breaches of various provisions of the Exchange Act. The lawsuit is based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation and Rainey. The plaintiff in Salli marked that case as “related” to Rainey.

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

As of September 30, 2021, we, including our subsidiaries, had approximately $1,051.3 million principal amount of consolidated indebtedness. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;

•
limiting our ability to obtain additional financing;

•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

•
limiting our flexibility to plan for, or react to, changes in our business;

•
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of our 0.75% convertible senior notes due 2026, which we refer to as our notes; and

•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, as of September 30, 2021, we had reserved 2,597,249 shares of our common stock for issuance under our equity incentive plans. The indenture for our Notes does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, our Notes may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including noteholders who have received shares of our common stock upon conversion of their Notes.

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

As a result, volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price which they paid for them. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment. Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may negatively impact the market price of our common stock. Companies that experience volatility in the market price of their securities often are the subject of securities class action litigation. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. See Part II, Item 1. “Legal Proceedings.”

We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition and results of operations. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Company stockholders against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. We believe these lawsuits are without merit and intend to vigorously contest these claims. See Part II, Item 1. “Legal Proceedings.”

Risks Related to the Pending Acquisition of United Auto Credit Corporation (“UACC”)

We may not complete the proposed acquisition of UACC within the anticipated time frame or at all.

We have entered into a definitive agreement to acquire 100% of Unitas Holdings Corp., the parent corporation of UACC, a leader in automotive finance. The transaction is expected to close either late in the fourth quarter of 2021 or early in the first quarter of 2022. The completion of the proposed acquisition of UACC is subject to a number of conditions, including receipt of required regulatory approvals. The failure to obtain such regulatory approvals or satisfy such other conditions, or a delay in doing so, could delay the completion of the acquisition or prevent it from occurring at all. A delay in completing the acquisition could impede our ability to realize some or all of the anticipated benefits. In such an event, we will have incurred significant costs, including the diversion of management resources, for which we would have received little or no benefit. We may also experience negative publicity and negative reactions in the financial markets and investor community, particularly if the price of our common stock reflects an assumption that the proposed acquisition will be completed. Each of these factors could materially and adversely affect our business, financial condition, operating results and the trading price of our common stock.

We may be unable to successfully integrate the UACC business into Vroom’s business and develop UACC into a captive lending operation for Vroom.

After the acquisition, Vroom and UACC will need to successfully integrate their operations and ultimately develop UACC into a captive lending operation for Vroom. The integration will require significant efforts from each company, additional investments in technology and operations to scale the combined operations and the development of full credit spectrum lending capabilities at UACC. The integration of UACC may also divert management’s time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. The failure to successfully achieve such integration would undermine our ability to realize the benefits we expect to receive from the transaction, and our business and financial condition may be harmed as a result.

We may not realize the anticipated benefits of the acquisition of UACC or realization of those benefits could take longer than anticipated.

We entered into the agreement to acquire UACC with the expectation that the transaction would result in benefits to our business over time, including the benefits of a captive finance arm that would enable us to increase ecommerce unit sales, expand our penetration into non-prime sales, accelerate total revenue growth, enhance aggregate gross profit and GPPU, and leverage our fixed cost base. In addition, we expect to achieve an asset-light funding approach through the use of forward flow arrangements and off-balance sheet securitization transactions. Achieving these benefits will require the successful integration, development and operation of the combined businesses following closing of the acquisition and it is not certain that we will succeed in those efforts. If we fail to successfully integrate, develop and operate the combined businesses, we may not realize the benefits we expect to receive from the transaction, or realization of those benefits may take substantially longer than anticipated. In addition to these operational risks, ownership of a captive lender will subject us to increased legal and regulatory scrutiny regarding credit bureau reporting, loan origination practices and debt collection practices.

The occurrence of any of these risks could adversely affect our ability to benefit financially from the acquisition and have a material adverse effect on our business, financial condition, and operating results. See “Risk Factors—Risks Related to our Growth and Strategy—We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our results of operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

3.1	Amended and Restated Certificate of Incorporation of Vroom, Inc.	10-Q	001-39315	3.1	August 13, 2020

3.2	Amended and Restated Bylaws of Vroom, Inc.	10-Q	001-39315	3.2	August 13, 2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-238482	4.1	June 1, 2020

10.1	Letter Agreement, dated as of September 13, 2021, by and between Robert Krakowiak and Vroom, Inc.	8-K	001-39315	10.1	September 13, 2021

10.2	Transition and Separation Letter Agreement, dated as of September 10, 2021, by and between David Jones and Vroom, Inc.	8-K	001-39315	10.2	September 13, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: November 9, 2021	By:	/s/ Paul J. Hennessy
Paul J. Hennessy
Chief Executive Officer
(principal executive officer)

Date: November 9, 2021	By:	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer
(principal financial and accounting officer)