Form 10-K
period 2021-12-31
Vroom, Inc.
filed 2022-03-01
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the common stock of the registrant held by non-affiliates was $4.9 billion based on the closing price of the common stock on The Nasdaq Global Select Market of the Nasdaq Stock Market LLC on such date.

As of February 24, 2022, 137,121,893 shares of the registrants’ common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2021.

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
•
we may be unable to successfully integrate the United Auto Credit Corporation ("UACC") business into our business and develop UACC into a captive lending operation for Vroom, or realize the anticipated benefits of the acquisition of UACC or those benefits could take longer than anticipated;
•
UACC's ability to sell automotive finance receivables and generate gains on sales of these finance receivables may decline in the future; any material reduction could harm our business, results of operations, and financial condition;
•
we rely on third-party vendors for key components of our business, which exposes us to increased risks;
•
we have entered into outsourcing arrangements with third parties related to our customer experience team, and any difficulties experienced in these arrangements could result in an interruption of our ability to sell our vehicles and value-added products;
•
our business, sales and results of operations are materially affected by our customer experience, our reputation and our brand;
•
we face a variety of risks associated with the operation of our vehicle reconditioning centers by us and our third-party service providers, any of which could materially and adversely affect our business, financial condition and results of operations;
•
we rely heavily on third-party carriers to transport our vehicle inventory throughout the United States. Thus, we are subject to business risks and costs associated with such carriers and with the transportation industry, many of which are out of our control;
•
we are expanding our proprietary logistics operations, including vehicle pick-ups and delivery from our last mile hubs and line haul transportation of vehicles between our last mile hubs, which will further expose us to increased risks related to ownership of infrastructure and the transportation of vehicles;

•
the current geographic concentration where we provide reconditioning services and store inventory and where UACC has a high concentration of borrowers creates an exposure to local and regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our business, financial condition and results of operations;
•
if we or our third-party providers sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences;
•
we are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations; and
•
our actual operating results may differ significantly from our guidance.

PART I

Item 1. Business

Overview

Vroom, Inc., which was incorporated under the laws of the State of Delaware in 2012, is a holding company that conducts its operations through its subsidiaries. Vroom, Inc. completed its initial public offering (“IPO”) in June 2020 and its common stock trades on The Nasdaq Global Select Market (“Nasdaq”) under the symbol VRM. Unless the context otherwise requires, references herein to “Vroom”, “the Company”, “we”, “us” or “our” refer to Vroom and its consolidated subsidiaries. Vroom also operates the Texas Direct Auto (“TDA”) and CarStory brands.

Vroom is a leading ecommerce used automotive retailer. The Company's scalable, data-driven technology brings all phases of the car buying and selling process to consumers wherever they are, and offers an extensive selection of used vehicles, transparent pricing, competitive financing, and at-home pick-up and delivery. On January 7, 2021, Vroom completed the acquisition of the CarStory business, a leader in AI-powered analytics and digital services for automotive retail, through the acquisition of 100% of Vast Holdings, Inc. On February 1, 2022, Vroom completed the acquisition of United Auto Credit Corporation (“UACC”), a leader in automotive finance, for a cash purchase price of $300 million, subject to customary purchase price adjustments. The acquisition accelerates Vroom’s strategy to develop a captive financing arm and UACC’s platform brings with it financing expertise and extensive application processing, underwriting, securitization, and servicing capabilities. UACC also remains committed to serving and expanding its network of dealership customers.

Our Company

Vroom is an innovative, end-to-end ecommerce platform that is transforming the used vehicle industry by offering a better way to buy and a better way to sell used vehicles. We are deeply committed to creating an exceptional experience for our customers.

We are driving enduring change in the industry on a national scale. We take a vertically integrated, hybrid asset-light approach, leveraging the benefits of national scale and local efficiency, that is reinventing all phases of the vehicle buying and selling process, from discovery to delivery and everything in between. Our platform encompasses:

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

•
Vehicle Operations: Our scalable and vertically integrated operations underpin our business model. We strategically source inventory from consumers, auctions, rental car companies, original equipment manufacturers (“OEMs”) and dealers. We improve our ability to acquire high-demand vehicles through enhanced supply science across all our sourcing channels and we have expanded our national marketing efforts to drive consumer sourcing. In our reconditioning and logistics operations, we deploy an asset-light strategy that optimizes a combination of ownership and operation of assets by us with strategic third-party partnerships. As we scale nationally, we continue to leverage our expanding last mile logistics operations and geographically dispersed network of reconditioning centers to further develop our regional operating model designed to improve our operating leverage, drive stronger unit economics and enhance our customer experience.

•
Data Science and Experimentation: Data science and experimentation are at the core of everything we do. We rely on data science, machine learning and A/B and multivariate testing to continually drive optimization and operating leverage across our ecommerce and vehicle operations. We leverage data to increase the effectiveness of our national brand and performance marketing, enhance our customer experience, analyze market dynamics at scale, calibrate our vehicle pricing and optimize our overall inventory sales velocity. On the operations side, data science and experimentation enable us to fine tune our supply, sourcing and logistics models and to streamline our reconditioning processes.

The U.S. used automotive market is the largest consumer product category and is highly fragmented with over 42,000 dealers as of 2020 and millions of peer-to-peer transactions. It also is ripe for disruption as an industry that is notorious for consumer dissatisfaction and has one of the lowest levels of ecommerce penetration. Our platform, coupled with our national presence and brand, provides a significant competitive advantage versus local dealerships and regional players that lack nationwide reach and scalable technology, operations and logistics. The traditional auto dealers and peer-to-peer market do not and cannot offer consumers what we offer.

Our Industry and Market Opportunity

The U.S. used automotive industry is a massive market that is ripe for disruption due to its fragmentation, high level of consumer dissatisfaction, changing consumer buying patterns and lack of ecommerce and technology penetration.

The U.S. Used Automotive Market is Massive and Highly Fragmented

In 2019, the U.S. used automotive market was the largest consumer product category, generating approximately $841 billion from sales. Based on data from Cox Automotive, there were an estimated 40.5 million used vehicle transactions in 2021, compared to approximately 37.2 million transactions in 2020. The U.S. used automotive market is also highly fragmented with approximately 42,000 automotive dealers as of 2020 and millions of peer-to-peer transactions across the country. Across all used vehicle sales in 2018, the largest U.S. used vehicle dealer had a market-share of only 1.9%, with the top 100 used vehicle dealers collectively representing only 9.3%.

Our Competitors Rely on an Outdated Business Model

The traditional dealership model involves limited selection, lack of transparency, high pressure sales tactics and inconvenient hours. These shortcomings have caused many consumers to transact on their own, creating a large peer-to-peer market for used vehicles with its own set of challenges for both buyers and sellers, which can entail home visits by strangers, lack of secure payment methods or identity checks, difficulty researching available vehicles and lack of verified vehicle condition. Presented with these alternatives, many consumers are dissatisfied with the traditional automotive buying and selling experience. However, according to the Cox Automotive Car Buyer Journey Study, consumer satisfaction with car buying has increased with digitization, reaching an all-time high of 72% in 2020, presenting an opportunity for our digital buying experience to appeal to these consumers.

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

In addition, used is the new “New” as consumers have become increasingly willing to buy used goods. In 2021, 60% of vehicle buyers considered buying a used vehicle before making a purchase decision. The purchase of a used vehicle enables a consumer to obtain a fully reconditioned vehicle at a higher standard of luxury or with highly sought-after features for the same dollar amount as a new, lesser-model vehicle. The COVID-19 pandemic led to unprecedented market conditions, caused in part by supply chain dislocations, a shortage of microchips and associated delays in new car manufacturing, which increased demand for used vehicles, putting downward pressure on supply and upward pressure on used vehicle pricing.

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

At the same time, the used automotive market has one of the lowest ecommerce penetration levels among consumer product categories. Industry reports estimate that ecommerce penetration will grow to as much as half of all used vehicle sales by 2030. In the Cox Automotive Digitization of End to End Retail Study 2021, 80% of consumers said that they want to make at least part of their vehicle purchase online and 64% of car buyers said that they want to handle more of their purchase online compared to the last time they purchased a vehicle. Furthermore, while it is too soon to measure the long-term impact of the COVID-19 pandemic on consumer behavior, recent surveys indicate a growing willingness to buy a vehicle online and reduced use of public transportation and ride-sharing services, with respondents attributing recent vehicle purchases to the COVID-19 pandemic.

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

A Better Way to Buy

For consumers looking to buy a used vehicle, we offer a value proposition that differs markedly from traditional auto dealers and the peer-to-peer market. We are dedicated to helping customers evolve from wary shoppers to confident owners by streamlining the entire buying process, from discovery through financing to delivery, by offering the following:

•
Enormous Selection of Inventory. We currently offer a growing inventory of thousands of low-mileage, high-demand vehicles. By making purchasing decisions based on data rather than intuition, we are able to offer a wide selection of vehicles that excite our customers. Consumers no longer have to settle for traditional dealerships with a limited number of vehicles on hand or scour local peer-to-peer listings and travel to a seller’s location to see a single vehicle.

•
Consistent High Quality. All of our vehicles pass our detailed inspections and meet our proprietary Vroom Reconditioning Standards, which result in high-quality used vehicles backed by our free Vroom 90-Day Limited Warranty. We never lose sight of the fact that the used vehicles we sell are “new” to our customers.

•
Comprehensive and Transparent Vehicle Information. We remove the asymmetry of information between dealers and consumers by providing comprehensive and transparent information on the vehicles we sell. We mitigate bait-and-switch risk through high-resolution photography and detailed product descriptions on our platform, which show our customers our vehicles from all angles, highlight imperfections and provide third-party vehicle history reports on all of our vehicles.

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

•
Seamless, Real-Time Financing Solutions. We provide seamlessly integrated, real-time, individualized financing solutions through our strategic partnerships with trusted lenders in automotive finance and give our customers access to competitive market rates. We completed the acquisition of UACC on February 1, 2022, which will become the core platform for our captive financing operations. As a first step in our integration plan, UACC has joined the existing lineup of lenders available on our ecommerce platform as we work to integrate UACC’s services and develop our captive financing operation, which will enable us to provide our customers with expanded financing solutions across the credit spectrum and an enhanced customer experience.

•
Value-Added Products. We offer third-party protection products, such as vehicle service contracts, GAP protection and tire and wheel coverage, all with transparent pricing. As we scale our business, we intend to introduce additional value-added products that will be attractive to our customers and drive revenue and profitable growth.

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

Asset-Light, Scalable Operations

Through our hybrid asset-light strategy, we seek to optimize the combination of ownership and operation of assets by us with strategic third-party partnerships. Our strategy provides flexibility, agility and speed as we scale our business, without taking on the unnecessary risk and capital investment inherent in direct investment across all of our operations, while allowing for investments in proprietary operations when it advances our strategic objectives.

We employ this hybrid approach across our business and utilize strategic relationships with experienced and trusted providers to optimize reconditioning services, logistics, consumer financing and customer experience. As we scale nationally, we continue to leverage our expanding last mile logistics operations and geographically dispersed network of reconditioning centers to further develop our regional operating model designed to improve our operating leverage, drive stronger unit economics and enhance our customer experience.

•
Reconditioning Facilities. We combine the use of our proprietary reconditioning center (“Vroom VRC”) and third-party vehicle reconditioning centers (“third-party VRCs”) to best meet our reconditioning needs as we continue to expand our business. We leverage our partnerships with third parties within the reconditioning industry to recondition approximately three-fourths of the vehicles in our inventory to our Vroom Reconditioning Standards, which creates capacity to scale quickly and efficiently, while simultaneously reducing our capital commitments as we expand our geographic footprint. Going forward, as we continue to scale our business, we intend to add additional proprietary VRCs to our integrated hybrid network to ensure adequate capacity and support our regional operating model.

•
Logistics. We historically have used third-party carriers for our inbound and outbound logistics operations while also developing our proprietary logistics capabilities. This approach allowed us to efficiently deliver vehicles to customers throughout the United States while focusing on expanding other critical components of our business, such as the volume and selection of vehicles in our inventory. More recently, we have been optimizing this hybrid approach by expanding our proprietary logistics operations, including our owned vehicle fleet. Initially we have been prioritizing investment in our last mile delivery operations, which we expect to both improve our operating leverage and enhance our customer experience. We also have invested in short-haul vehicles to make regional deliveries from our last mile hubs, many of which are located at our third-party VRCs, and line-haul vehicles for hub-to-hub shipments on high-volume routes.

•
Customer Financing. We currently arrange reliable vehicle financing for our customers by partnering with many of the largest and most trusted banks in the world. We completed the acquisition of UACC on February 1, 2022, which will become the core platform for our captive financing operations. As a first step in our integration plan, UACC has joined the existing lineup of lenders available on our ecommerce platform, which will enable us to expand our financing solutions across the credit spectrum. We are working to integrate and expand UACC’s services and develop our captive financing operation, which will enable more customers across the credit spectrum to seamlessly transact on Vroom’s platform, while also supporting our sales growth, improving our unit economics and enhancing our customer experience.

•
Customer Experience Team. In addition to our in-house customer support personnel, we have partnered with a leading customer experience management provider to operate our primary call center providing sales support to our customers. This strategy enables us to centralize our contact center services, ensure consistency in customer interactions, increase conversion and maximize operating efficiencies. We also have engaged two additional customer service providers to expand our customer service operations as we scale our business.

Relentless Focus on Data Science

Data science is at the core of everything we do, and all aspects of our business are enhanced by data analytics. In an industry that historically used intuition and basic industry-wide data to drive purchasing and pricing decisions, we have moved from intuition to algorithm. We are expanding and continuously improving our access to data, using data science and machine learning across our business to maximize efficiency. Our proprietary technology, machine learning and data analytics models continuously optimize our marketing investments and conversion funnel, fine-tune our supply, sourcing and logistics models, calibrate our vehicle pricing, streamline our reconditioning processes and optimize our overall inventory sales velocity. Our CarStory business reinforces and enhances our predictive market data capabilities, as

CarStory continues to drive automotive retail innovation as a leader in artificial intelligence-powered analytics and digital services in the automotive space.

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

Difficult to Replicate Business Model

Our platform overcomes the unique operational and technological challenges associated with buying and selling used vehicles in an ecommerce channel. Each vehicle that we offer through our platform has a unique vehicle identification number (“VIN”) and requires multiple touch points, including appraisal, inspection, reconditioning, photography, pricing and delivery. It requires significant funding sources to finance the acquisition of inventory, the ability to source and manage complex inventory, pricing and appraisal optimization skills, reconditioning expertise and sophisticated logistics capabilities, as well as the ability to provide financing to customers. Given the significance of the purchase to a consumer, it also requires professional customer service and a brand that consumers can trust. These elements make our platform difficult to replicate. Our operational experience and the improvements we have made over time serve as important competitive moats. To succeed, any new entrant to ecommerce used auto sales would require data-driven automotive expertise, ecommerce capabilities and scalable operations integrated in a single platform.

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

Grow and Optimize Vehicle Inventory

As a data-driven business, we measure demand at the unique VIN level and use data analytics to inform our pricing and inventory selection. This enables us to curate an optimal inventory that matches market demand signals, driving higher conversion and sales. As we grow, we will continuously refine our inventory mix and expand our offerings across vehicle price points to serve a greater range of customers and increase our demand and conversion opportunities. The acquisition of UACC expands our non-prime capabilities and we expect to increase our offering of lower-price-point vehicles to take advantage of those capabilities.

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

Deliver Exceptional Customer Experience

We believe that customer experience is fundamental to our ability to convert consumers into customers, attract new customers and ensure repeat customers. We seek to provide customers with an intuitive, trustworthy and convenient buying and selling experience. We will continue to invest in our platform to further streamline the transaction process for our customers, including providing automated financing capabilities across the full credit spectrum through the acquisition of UACC, as well as invest in expanded customer service operations to support our customers and enhance the customer experience. We will also continue to invest in the development of our mobile experiences to strengthen customer engagement. We believe these investments will lead to greater consumer traffic to our platform, higher levels of customer satisfaction and increased conversion and sales.

Increase Conversion

Sales conversion drives revenue growth and is an output of the acceleration of every point on the growth flywheel. We will continue to invest in our technology framework to optimize all aspects of our conversion funnel by constantly A/B testing our web and mobile applications to ensure we are displaying the features and formats that are most likely to resonate with our customers and lead to increased sales. In addition, we expect the acquisition of UACC and the development of a captive financing arm to expand our reach in the non-prime market, improve our customer experience and lead to a further increase in conversion.

Drive Profitability

Our business model benefits from network effects and significant operating leverage as it scales. We believe that improvements in our unit economics are the foundation to driving profitability and will be achieved by scaling and optimizing the following elements of our platform:

Optimize Vehicle Acquisition and Pricing

We strategically source inventory from consumers, auctions, rental car companies, OEMs and dealers. We improve our ability to acquire the right vehicle at the right price through enhanced supply science across all our sourcing channels. We are expanding our national marketing efforts featuring our Sell Us Your Car® proposition to further drive consumer sourcing. As a result, we expect to continue to purchase the substantial majority of vehicles in our inventory from consumers, which typically generates higher gross profit per unit when sold compared to other inventory sources. In parallel, we continue to invest in data analytics and machine learning to optimize vehicle acquisition and pricing, increase sales velocity and drive profitability. We also are exploring and testing third-party inventory strategies, which offers the possibility of expanding our sourcing channels while offering attractive revenue models in an asset light, debt free structure.

Increase Reconditioning Capacity

As we scale our business, we intend to continue to invest in increased reconditioning capacity. In addition to achieving cost savings and operational efficiencies, we will be focused on lowering our days to sale to improve working capital efficiency. We will continue to employ a hybrid approach that combines the use of proprietary VRCs with geographically dispersed third-party VRCs to best meet our reconditioning needs. To do so, we have expanded our third-party VRC locations to provide added scale with reduced lead-time and greater flexibility. We also intend to add more proprietary VRCs into our integrated hybrid network to ensure adequate capacity and support our regional operating model. One of our third-party VRC providers, which also hosts a number of our last mile hubs, recently announced a change of control that will require us to replace that provider with increased capacity at our other existing providers, new providers or additional proprietary VRCs. As we search for additional VRC locations, leveraging our data analytics and deep industry experience, we take into account a combination of factors, including proximity to customers, transportation costs, access to inbound inventory and the ability to expand capacity at our third-party partners’ specific locations. All of these initiatives are designed to lower reconditioning costs and inbound shipping costs per unit, and thereby improve per unit economics while enhancing the customer experience.

Develop Our Financing Capabilities

Fees earned on vehicle financing, both through our continued partnerships with third-party lenders and the development of our captive financing capabilities, present an opportunity to grow our business and drive profitability. Strategic partnerships with lenders such as Chase, Ally Financial and Santander provide enhanced revenue streams for us, as well as offering convenience, assurance and efficiency for our customers. In addition, our recent acquisition of UACC enables us to accelerate the establishment of our captive financing capabilities. We expect that with further investment and our continued integration efforts, the acquisition of UACC will allow us to increase ecommerce unit sales, expand our penetration into sales to customers across the credit spectrum, and accelerate total revenue growth. In addition, we expect captive financing for our customers to lead to improved unit economics, which will accelerate our path to profitability.

Expand our Offering of Value-Added Products

Every vehicle sale has the potential for additional revenue streams, including fees from the sale of value-added products. As we expand our business, we believe there are substantial opportunities to increase attachment rates on our existing value-added products through training, merchandising and technology enhancements. Introducing new types of vehicle related protection products can provide additional revenues going forward. Because we are paid fees on the value-added products we sell, our gross profit on such products is equal to the revenue we generate on such sales. In addition to expanding our offering of value-added products, in the longer term, we see a significant opportunity to provide our customers with complementary services. The addition of new value-added products and services will not only increase our product offerings and profitability but will also strengthen and extend our interactions with customers.

Strategically Develop Logistics Network

For our logistics operations, we historically used primarily national third-party carriers, which has allowed us to efficiently deliver vehicles to customers throughout the United States while focusing on expanding other critical components of our business, such as the volume and selection of vehicles in our inventory. We optimized our third-party logistics network nationally through the development of strategic carrier arrangements with national haulers and consolidated our carrier base into dedicated operating regions. This strategy enhanced the flexibility, agility and speed of our growth while reducing the need for additional capital commitments as we scaled our business. We have been accelerating our strategy to optimize our hybrid approach by expanding our proprietary logistics networks due to a confluence of factors, including increased shipping prices and delays during the COVID-19 pandemic from a reduced supply of carriers and increased demand for carriers from competitors, as well as our desire to improve the quality and reliability of our logistics operations and enhance our customer experience. We have been prioritizing investment in our last mile delivery operations, where we can have the greatest impact on the customer experience, and also are investing in short-haul vehicles to make regional deliveries from our last mile hubs and line-haul vehicles for hub-to-hub shipments on high-volume routes. Consistent with our hybrid approach and the continued development of our regional operating model as we continue to scale our business, we will strategically combine the operation of our expanded proprietary fleet with the use of third-party carriers, which will enable us to accommodate our rapid growth, improve our operating leverage and provide the highest level of customer service.

Leverage Regional Operating Model

As we have scaled our business, we have achieved a national presence and brand that provides a significant competitive advantage versus local and regional dealers, and has enabled us to take advantage of efficiencies and lower costs of national brand advertising. As we pursue our path to profitability, our national vehicle operations enable us to leverage a regional operating model to reduce our operating expenses, increase our operating leverage and improve our unit economics, while also enhancing our customer experience. We believe that the regional operating model will increasingly enhance our approach to each component of our vehicle operations.

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

Vroom Financial Services

We offer our customers seamlessly integrated, real-time financing for their vehicle purchases, which we regard as a critical component of our value proposition. We currently arrange reliable vehicle financing at competitive rates for our customers by partnering with many of the largest and most trusted banks in the world, including Chase, Ally Financial and Santander. Strategic partnerships with such lenders offer convenience, assurance and efficiency for our customers, while providing enhanced revenue streams for us.

In February 2022, we completed our acquisition of UACC, a leading non-prime auto finance company with a nationwide network of over 8,000 independent auto dealers founded in 1996. As a first step in our integration plan, UACC has joined the existing lineup of lenders available on our ecommerce platform, which will enable us to expand our offerings across the credit spectrum. Strategically, the UACC acquisition represents the first step in developing a captive financing operation for Vroom. As we make further investments in UACC and continue our integration efforts, we expect to develop UACC into a full captive financing arm with disciplined lending expertise, which would enable us to increase our ecommerce unit sales, expand our penetration into sales to customers across the credit spectrum, accelerate total revenue growth, and improve our unit economics.

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting, servicing, and securitization capabilities. We expect UACC to continue to service most of the auto loans it originates. Further, we intend that all loans made by UACC will be funded via existing warehouse lines and sold to third-party investors via forward flow arrangements and off-balance sheet securitization transactions. This originate-to-securitize/sell strategy is designed to enable us to realize the benefits of a captive financing arm while maintaining our asset-light funding strategy.

Third Party Financial Services

UACC provides funding that allows manufacturer-franchised and independent motor vehicle dealers to finance their customers' purchases of new and used automobiles, light duty trucks and vans. Currently, UACC serves a nationwide network of over 8,000 dealers in 49 states. UACC's lending programs are primarily designed to serve consumers who have limited access to traditional motor vehicle financing. UACC services all of the retail installment sale contracts that it purchases or originates. As of December 31, 2021, UACC serviced a portfolio of approximately 67,000 motor vehicle contracts with an aggregate principal outstanding balance of $636 million. While serving as a captive lender for Vroom, UACC also will continue to provide lending and servicing services to its existing dealer network, and will seek to expand that network over time.

Our Marketing

We operate a multi-channel marketing strategy that includes both national brand and digital performance marketing. We leverage various digital performance channels to generate demand among consumers actively in-market to buy or sell a vehicle. This includes aggregator listing sites where we manage the distribution footprint of each VIN by continually optimizing its placement to maximize consumer demand and achieve planned conversion, sales velocity and profitability.

Our national brand campaign through TV and online media, which commenced in the first quarter of 2019, has shown strong momentum in its first three years. Because brand leads convert at a higher rate than all other marketing channels, we believe that continued growth of our national brand marketing campaign and an increasing mix of brand leads will improve our marketing efficiency. We also have expanded our national marketing efforts to feature our Sell Us Your Car® proposition to drive consumer sourcing of vehicles, which typically generate higher gross profit per unit when sold compared to other inventory sources.

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

In addition, CarStory drives automotive retail innovation by aggregating, optimizing, and distributing current market data from thousands of automotive sources. CarStory tracks over four million unique VINs listed for sale every day. This data is aggregated with demand insights from dealers and enterprise brands to generate accurate price and sales predictions. These predictions are further enhanced by CarStory's proprietary enhanced VIN database, ensuring a comprehensive and accurate view of a vehicle.

We have integrated UACC's underwriting platform into our ecommerce experience. The platform delivers instantaneous risk-adjusted pricing decisions by combining over 25 years of lending and servicing performance data.

Competition

The U.S. used vehicle market is highly fragmented, with over 42,000 traditional franchised and independent dealerships nationwide as of 2020 as well as the peer-to-peer market. The players in the used vehicle market can be classified into the following segments:

•
traditional new and used car dealerships;

•
large, national car dealers, such as CarMax and AutoNation, which are expanding into online sales, including “omni-channel” offerings;

•
used car dealers or marketplaces that currently have existing ecommerce businesses or online platforms, such as Carvana;

•
General Motors' recently launched platform, CarBravo, a new online used-vehicle marketplace for GM-branded vehicles aimed at competing with online dealerships;

•
automotive finance companies launching online ecommerce businesses, such as Chase Auto Preferred, CapitalOne Auto Navigator and Rocket Auto;

•
the peer-to-peer market, utilizing sites such as Facebook, Craigslist.com, eBay Motors and Nextdoor.com and consignment websites such as CarLotz; and

•
sales by rental car companies directly to consumers of used vehicles which were previously utilized in rental fleets, such as Enterprise Car Sales.

Internet and online automotive sites could change their models to sell used vehicles and compete with us, such as Google, Amazon, AutoTrader.com, Edmunds.com, KBB.com, Autobytel.com, TrueCar.com, CarGurus and Cars.com. In addition, automobile manufacturers such as Ford and Volkswagen could change their sales models in a fashion similar to General Motors or otherwise to better compete with our model through technology and infrastructure investments. While such enterprises may change their business models and endeavor to compete with us, the sale of used vehicles through ecommerce presents unique operational and technical challenges. See “Business—Our Competitive Strengths—Difficult to Replicate Business Model.”

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

employees

We are the pit crew.
We hire for, and appreciate
each other's diverse
backgrounds and unique skills.

We are one team, working
together to advance our
mission with our customers
always top of mind.

As of December 31, 2021, Vroom employed a total of 1,807 employees. The total consisted of 1,666 employees across 30 states in the United States and 141 employees based in Belgrade, Serbia. They are spread across reconditioning and logistics (29%), corporate functions (12%), transactional staff (34%), technical and engineering staff (18%), and retail staff (6%). Upon the closing of the UACC acquisition on February 1, 2022, we added an additional 540 employees to our workforce. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

Engaging Talent

Each year, we conduct an annual engagement survey of our employees, both to measure our employees’ collective sentiment, and also to focus our efforts on maintaining a workplace where employees can bring their whole selves to work and do their best work every day. We used our 2020 annual engagement survey to identify key areas for improvement. With broad cross-industry trends showing downward pressure on engagement, we were pleased to make modest progress in our focus areas.

Focus Area	Empowerment I am included in decisions that affect my work & my opinions seem to count at work	Career Development I see professional growth and career development opportunities for myself in this organization
2020 Score	61.4%	62.9%
2021 Score	61.9%	64.7%
20 - 21 Change	+.5%	+1.8%

Measuring Talent

We use a variety of human capital measures in managing our business, including diversity, attrition, hiring, promotions, and leadership. We also use certain talent management metrics, including retention rates of top talent and hiring metrics.

Diversity, Equity, and Inclusion

Diversity, equity and inclusion are cornerstones of the Vroom values, emphasized most strongly in the s.p.e.e.d. values of Employees and Engagement. During 2021, we continued our efforts to improve diversity, equity, and inclusion outcomes.

•
In 2021, we continued and broadened our listening sessions, including a well-attended session focused on the experience of our Veteran employees.

•
Two of the top five increases in engagement scores were on questions centered around diversity and inclusion topics.

•
Favorable responses to “I trust this organization to be fair to all employees” increased by nearly 6 points.

•
The score for “If I raised a concern about discrimination, I am confident my employer would do what is right” increased by just over 5 points.

•
The percentage of women in our U.S. workforce increased from 40.6% as of December 31, 2020 to 42.1% as of December 31, 2021.

•
Based on the self-reported race and ethnicity-related data, diversity in terms of non-white representation among our employees remained high, dropping slightly from 67.9% as of December 31, 2020 to 66.2% on December 31, 2021.

	Employee Race and Ethnicity
	2020	2021	Change
American Indian / Alaska Native	0.00%	0.12%	0.12%
Asian	8.07%	8.74%	0.67%
Black / African American	25.26%	26.94%	1.68
Hispanic / Latinx	29.53%	24.88%	(4.65)%
Native Hawaiian / Pacific Islander	0.35%	0.18%	(0.17)%
Two or More Races or Ethnicities	2.54%	3.40%	0.86%
White	32.06%	32.83%	0.77%
I do not wish to answer	2.19%	2.91%	0.72%
Total	100.00%	100.00%

Workplace Health & Safety

Vroom takes a comprehensive approach to workplace health and safety. During 2021, we continued to focus significant efforts on preventing the spread of COVID-19, especially given the in-person nature of the work of many of Vroom’s employees, including our reconditioning, titling, and document support staff.

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

We aim to create a working environment where our workforce is empowered and encouraged to make safety a priority. We integrate safety and risk management into our daily operations by focusing on robust training for all employees. With respect to our logistics teams, in 2021, we experienced significant growth and that pressure tested our focus on creating a safe working environment. We initiated our linehaul group during the year, purchasing new tractor trailer car haulers and hiring drivers with commercial driver's licenses, or CDL drivers. With more than 900,000 miles driven in 2021, our CDL drivers finished the year without a single incident reportable to the Department of Transportation. Our last mile group transported over 25,000 vehicles also without such reportable incidents. Adding nearly 100 new drivers in the year, we’re proud of our record of training and safety. As an organization, Vroom finished 2021 with an OSHA recordable rate of 1.60, which we consider a strong safety result.

Compensation & Rewards

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

The Company offers a number of developmental programs in addition to standard training on compliance-oriented topics. Offerings include content on managing bias, providing effective feedback, utilizing compensation tools, and thoughtful self-evaluation. We look forward to providing even more growth opportunities for the team in 2022.

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

As of the date of this Annual Report on Form 10-K, we do not own any U.S. or foreign patents and do not have any U.S. or foreign patent applications pending, except for certain U.S. patents and pending U.S. patent applications we acquired as part of the CarStory acquisition. We own 13 registrations for our trademarks in the United States, including Vroom®, V & Design®, Vroom Get In®, TDA®, DealerLane®, Texas Direct®, Flag and Highway Logo and Sell Us Your Car®; and we hold registered trademarks in Colombia, Chile, the European Union, the United Kingdom, Singapore, Mexico, Canada and Peru for the Vroom® trademark and have a number of pending applications to register the Vroom® trademark in other foreign jurisdictions. We continually review our branding strategies and technology development efforts to assess the existence, registrability, and patentability of new intellectual property.

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

Government Regulation

Our business is and will continue to be subject to extensive U.S. federal, state and local laws and regulations. The advertising, sale, purchase, financing and transportation of used vehicles are regulated by every state in which we operate and by the U.S. federal government. The titling and registration of vehicles and the sale of value-added products also are regulated by state laws, and such laws can vary significantly from state to state. In addition, we are subject to regulations and laws specifically governing the internet and ecommerce and the collection, storage and use of personal information and other customer data. We are also subject to federal and state consumer protection laws, including prohibitions against unfair or deceptive acts or practices. The federal governmental agencies that regulate our business and have the authority to enforce such regulations and laws against us include agencies such as the U.S. Federal Trade Commission, the U.S. Department of Transportation, the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice and the U.S. Federal Communications Commission. Additionally, we are subject to regulation by individual state dealer licensing authorities, state consumer protection agencies and state financial regulatory agencies. From time to time, we have been subject to audits, requests for information, investigations and other inquiries from our regulators related to customer complaints. As we have encountered operational challenges in keeping up with our rapid growth, during the past six months there has been an increase in customer complaints, leading to an increase in such regulatory inquiries. We endeavor to promptly respond to any such inquiries and cooperate with our regulators.

State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our ecommerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them. We are licensed as a dealer in the States of Texas, Florida and Arizona and all of our vehicle transactions are conducted under our Texas, Florida and Arizona licenses. We believe that our activities in other states are not subject to such states’ vehicle dealer licensing laws; however, regulators in such states could seek to require us to maintain a used vehicle dealer license in order to engage in activities in that state. In addition, we intend to obtain a used vehicle dealer license in certain additional states to maximize operational flexibility and efficiency, enhance our customer experience and invest in relationships with state regulators.

Most states regulate retail installment sales, including setting a maximum interest rate and caps on certain fees or amounts financed. In addition, certain states require that retail installment sellers file a notice or registration document or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. We have obtained a motor vehicle sales finance license in Texas in connection with our Texas dealer license, and we have obtained a retail installment seller license in Florida in connection with our Florida dealer license. The financial regulatory agency in Pennsylvania determined that we need to obtain an installment seller license in order to enter into retail installment sales with residents of Pennsylvania. As a result, we are not currently offering third-party financing to our customers in Pennsylvania, who must obtain independent financing to the extent needed to fund any vehicle purchases on our platform. We recently obtained a Pennsylvania installment seller license and expect to resume offering financing to Pennsylvania customers in the future. In addition, we may elect to obtain sales finance or installment seller licenses in certain other states in which our customers reside in order to maximize operational flexibility and efficiency, enhance our customer experience and invest in relationships with state regulators. For example, in January 2021, Vroom filed a consumer credit notice in Indiana to allow greater flexibility to market to Indiana consumers.

In addition, the ongoing expansion of our proprietary logistics operations exposes us to greater regulation from the U.S. Department of Transportation and state transportation regulators.

UACC's financing operations are subject to U.S. federal, state, and local laws and regulations regarding origination, acquiring motor vehicle installment sales contracts from retail sellers, credit bureau reporting, servicing, debt collection practices, and securitization transactions. Certain states require UACC to have a sales finance license, consumer credit license, or similar applicable license. UACC has obtained licenses in all states as required. In addition, UACC is subject to enforcement by the Consumer Financial Protection Bureau (“CFPB”) and state consumer protection agencies, including state attorney general offices and state financial regulatory agencies.

We are not operating in the Commonwealth of Massachusetts due to its prohibition on the use of temporary tags, which we typically provide to our customers upon delivery. Although for a portion of 2021, Vroom tested a solution to sell vehicles in Massachusetts and provide customers with vehicle registration and permanent tags upon delivery, we determined that it was not currently practical for us to continue.

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

For a discussion of the various risks we face from regulation and compliance matters, see “Risk Factors—Risks Related to Laws and Regulations—Failure to comply with federal, state and local laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, as well as our actual or perceived failure to protect such information could harm our reputation and could adversely affect our business, financial condition and results of operations”; “—We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations. Failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations”; “—If we fail to comply with the Telephone Consumer Protection Act, we may face significant damages, which could harm our business, financial condition and results of operations”; “—Government regulation of the internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition and results of operations”; “Risk Factors—Risks Related to Our Use of Data and Technology—We are subject to risks related to online payment methods”; “Risk Factors—Risks Related to Our Growth and Strategy—We are expanding our proprietary logistics operations, including vehicle pick-ups and delivery from our last mile hubs and line haul transportation of vehicles between our last mile hubs, which will further expose us to increased risks related to ownership of infrastructure and the transportation of vehicles” and “Risk Factors—Risks Related to the COVID-19 Pandemic—The full extent of the future impact of the COVID-19 pandemic is uncertain and may have an adverse effect on our business, financial condition and results of operations.”

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

In response to the COVID-19 disruptions, we implemented a number of measures designed to protect the health and safety of our workforce. These measures included restrictions on non-essential business travel, the institution of work-from-home policies wherever feasible and the implementation of strategies for workplace safety at our facilities that remain open. We are following the guidance from public health officials and government agencies, including limiting the number of employees in our office facilities, implementation of enhanced cleaning measures, social distancing guidelines, wearing of masks, eliminating non-essential vendor / guest visitation, and requiring health attestations and temperature checks prior to entering facilities, in each case subject to local requirements. Seating, signage, and cleaning materials have been added to ensure adherence to best practices for employee health and safety during this pandemic. Where feasible, we operate on a rotating team schedule to reduce exposure and also require any diagnosed or exposed employees to self-isolate before returning to work. The TDA dealership, our Stafford, TX reconditioning center and our back-office facility in Houston continued to remain open during the year ended December 31, 2021 and through the date of this Annual Report on Form 10-K. However, the nature of work has been greatly altered by COVID-19 and related protocols which have, in turn, broadly shifted employee sentiment regarding in-person work, compensation, and flexibility. While all of our offices were open and available through most of 2021, we generally discouraged in-person work for any roles where an in-person presence was not critical in an effort to maximize space and prioritize safety for those who did require a physical presence. We are now beginning to encourage a broader return to the office for employees who have selected to work in a hybrid or in-person model. All actions will be taken in accordance with updated state and local health and safety guidance and requirements for in-office work. Nevertheless, the unpredictable nature of the virus, its treatment and worker sentiment may further delay routine in-person work and reduce the effectiveness of efforts aimed at improving employee retention; there can be no assurance that there will not be future material disruptions in our workforce. The various workforce health and safety measures we have taken have led to increased operating expenses and future health and safety measures may lead to further increases.

In addition, since early March 2020, UACC has worked, and continues to work, with borrowers impacted by COVID-19 on an individual basis to provide deferments, due date changes, late fee waivers and other assistance programs. Certain governmental authorities, including United States federal, state or local governments, could also enact laws, regulations, executive orders or other guidance that allow borrowers to forego making scheduled payments for some period of time and some states have enacted executive orders that preclude creditors from exercising certain rights or taking certain actions with respect to motor vehicle contracts, including repossession or liquidation of vehicles. UACC’s assistance programs and any such governmental programs, if enacted, expanded or continued, could materially and adversely impact our business, financial condition and results of operations.

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

We have not been profitable since our inception in 2012 and had an accumulated deficit of approximately $1,148.8 million as of December 31, 2021. We incurred net losses of $370.9 million and $202.8 million for the years ended December 31, 2021 and 2020, respectively. We may incur significant losses in the future for a number of reasons, including our inability to reduce costs, acquire and appropriately price vehicle inventory, provide the exceptional customer experience needed to attract customers or identify and respond to emerging trends in the used car industry; a slowdown in demand for used vehicles and our related value-added products; weakness in the automotive retail industry generally; general economic conditions; global pandemics; and increasing competition, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays in achieving profitability.

Additionally, we expect to continue to incur losses as we invest in and strive to grow our business. We expect our operating expenses to increase in the future as we invest in the UACC business and develop it into a captive finance operation, increase our investment in our proprietary logistics operations, increase our advertising and marketing efforts to build our brand, continue to invest in technology development, increase hiring and expand our operating infrastructure. In addition, we continue to incur significant legal, accounting, compliance and other expenses as a public company. As a result of these increased expenditures, we will have to generate and sustain increased revenue to offset our operating expenses and achieve and maintain profitability. In addition, if we reduce variable costs to respond to losses, this may limit our ability to grow our sales volume and revenues. Our ecommerce gross profit per unit increased by $441, or 25.0%, from the year ended December 31, 2020 to December 31, 2021. To reduce our losses, we will need to increase our gross profit per unit by lowering our costs per unit by, among other things, increasing efficiencies in reconditioning and logistics, which we may be unable to do. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

We may not be able to generate sufficient revenue to generate positive cash flow on a sustained basis, and our revenue growth rate may decline.

We cannot assure you that we will generate sufficient revenue to offset the cost of maintaining our platform and maintaining and growing our business. Although our revenue grew from $1.4 billion for the year ended December 31, 2020 to $3.2 billion for the year ended December 31, 2021, our revenue growth rate may decline in the future because of a variety of factors, including our inability to acquire and appropriately price vehicle inventory, provide the exceptional customer experience needed to attract customers or execute effective marketing campaigns to increase traffic to our platform; a slowdown in demand for used vehicles and our related value-added products; weakness in the automotive retail industry generally; general economic conditions; and increasing competition. We cannot assure you that our revenue will continue to grow or will not decline. You should not consider our historical revenue growth as indicative of our future performance. If our revenue growth rate declines, our business, financial condition and results of operations will be materially and adversely affected.

Further, going forward we expect to make significant investments to further develop and expand our business, and these investments may not result in increased revenue or growth on a timely basis or at all. For example, we expect to continue to expend substantial financial and other resources on developing our captive finance operation, increased marketing and other efforts to acquire and retain customers, expanding our customer experience team, developing our technology and data analytics capabilities, adding new features and functionality to our website, mobile application development and expansion of our reconditioning and proprietary logistics operations. These investments may not result in increased revenue or growth in our business. If we cannot successfully earn revenue at a rate that exceeds the costs associated with our business, we will not be able to generate positive cash flow on a sustained basis and our revenue growth rate may decline. Additionally, we base our expenses and investment plans on our estimates of revenue and gross profit. If our assumptions prove to be wrong, we may spend more than we anticipate or may generate less revenue than anticipated. If we fail to continue to grow our revenue, our business, financial condition and results of operations could be materially and adversely affected.

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

As of December 31, 2021, we had outstanding $512.8 million aggregate principal amount of borrowings under our 2020 Vehicle Floorplan Facility and $625.0 million aggregate principal amount of our 0.75% Convertible Senior Notes due 2026. Our interest expense was $17.7 million for the year ended December 31, 2021 related to the Vehicle Floorplan.

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

In addition, our indebtedness under our 2020 Vehicle Floorplan Facility bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our cash flows or business, financial condition and results of operations. In light of the Federal Reserve's stated intention to increase the federal funds rate in 2022, we expect to pay higher interest under our 2020 Vehicle Floorplan Facility and incur higher interest expense in 2022 compared to 2021. We may attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.

As of December 31, 2021, we, including our subsidiaries, had approximately $1,123.4 million principal amount of consolidated indebtedness. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

▪
increasing our vulnerability to adverse economic and industry conditions;

▪
limiting our ability to obtain additional financing;

▪
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;

▪
limiting our flexibility to plan for, or react to, changes in our business;

▪
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of our 0.75% convertible senior notes due 2026; and

▪
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

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

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand awareness, build and maintain our inventory of used vehicles, develop our captive finance operation, develop new products or services or further improve existing products and services, expand and enhance our operating and proprietary logistics infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings at the Vroom or UACC level to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Moreover, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, financial condition and results of operations could be materially and adversely affected.

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

We rely on a revolving credit agreement with a single lender to finance our vehicle inventory purchases under our 2020 Vehicle Floorplan Facility. Outstanding borrowings are due as financed vehicles are sold, and the 2020 Vehicle Floorplan Facility is secured by our vehicle inventory and certain other assets. If we are unable to maintain our 2020 Vehicle Floorplan Facility, which expires in March 2023, absent renewal, on favorable terms or at all, or if the agreement is terminated or expires and is not renewed with our existing third-party lender or we are unable to find a satisfactory replacement, our inventory supply may decline, resulting in fewer vehicles available for sale on our website. Moreover, new funding arrangements may be at higher interest rates or subject to other less favorable terms. These financing risks, in addition to potential rising interest rates and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Vehicle Financing.”

We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business.

We expect our quarterly results of operations, including our revenue, gross profit and cash flow to vary significantly in the future based in part on, among other things, vehicle-buying patterns. Vehicle sales generally exhibit seasonality with an increase in sales early in the year that reaches its highest point late in the first quarter and early in the second quarter, which then levels off through the rest of the year with the lowest level of sales in the fourth quarter. This seasonality historically corresponds with the timing of income tax refunds, which can provide a primary source of funds for customers’ payments on used vehicle purchases. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Given the current strong market demand for used vehicles and our rapid growth, our results of operations have not reflected these historical macro trends in the most recent historical periods.

Other factors that may cause our quarterly results to fluctuate include, without limitation:

• our ability to attract new customers;

• our ability to develop our captive finance operation;

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

Our revenue grew from $1.4 billion for the year ended December 31, 2020 to $3.2 billion for the year ended December 31, 2021. We expect that, in the future, even if our revenue continues to increase, our rate of growth may decline. In any event, we will not be able to grow as fast or at all if we do not:

•
increase the number of unique visitors to our website, the number of qualified visitors to our website (i.e. those who have the intent and ability to transact), and the number of customers transacting on or through our platform;

•
further enhance the quality of our vehicle offerings and value-added products, and introduce high quality new offerings and features on our platform;

•
invest in and develop our captive financing capabilities;

•
acquire sufficient high-quality inventory at an attractive cost to meet the increasing demand for our vehicles;

•
further invest in and enhance the quality of our logistics operations, including our customer delivery experience;

•
expand our vehicle reconditioning capacity to satisfy increasing unit value; and

•
further develop the functionality of our website and mobile applications to facilitate fully digital transactions.

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

Our recent, rapid growth has placed and may continue to place significant demands on our management and our operational and financial resources. In addition to our significant growth in sales and revenues, we have experienced significant growth in the number of customers on our platform as well as the amount of data that we analyze. Although we have hired additional personnel, our operations have not kept pace with our top-line growth, which has resulted in backlogs in our operations that have adversely affected our customer experience. We expect to continue hiring additional personnel to support our continued rapid growth. In addition, our organizational structure is becoming more complex as we add staff and expand our business focus, and we will need to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. This will require significant capital expenditures and the allocation of valuable management resources to grow and adapt in these areas without undermining our corporate culture of teamwork. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ experience and/or the quality of the vehicles we sell, our business, financial condition and results of operations could be materially and adversely affected.

We have a limited operating history and are still building out our foundational systems.

We commenced operations in 2012 and acquired TDA in 2015 and, as a result, have a limited operating history. Moreover, over the past several years, we brought in a new senior leadership team that has refocused our strategy, accelerated our growth and committed us to pursue a path to profitability. To execute this strategy, we have invested, and continue to invest, in enhancing our foundational systems as we scale our business, including design and expansion of website functionality and features, mobile application development, advancement and deployment of sophisticated data analytics, lean manufacturing technology and logistics network management, and work on all such foundational systems is ongoing. Fundamental to our continued growth and path to profitability is the further development of the functionality of our website and mobile applications to facilitate fully digital transactions and reduce the need for continued investments in staffing for the sales and sales support functions.

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

We experienced disruptions across our logistics network at the outset of the COVID-19 pandemic, with a reduced number of third-party providers available to deliver our vehicles, which resulted in a slowdown of inventory being picked up and delivered to our VRCs and in sold units being delivered to customers. In addition, our transportation costs increased as the remaining carriers increased prices.

In response to these disruptions, and to further enhance the quality of our logistics operations and our customer experience, we have been accelerating our investment in our proprietary logistics operations, including expanding our owned vehicle fleet. Additionally, as of December 31, 2021, we have opened 31 last mile hubs around the country at third-party facilities, through which we will coordinate directly with our customers to schedule deliveries in an effort to further strengthen our customer experience. Initially we prioritized investment in our last mile delivery operations and, more recently, have been investing in short-haul trucks to make regional deliveries from our last mile hubs, and line-haul vehicles for hub-to-hub shipments on high-volume routes. These investments will require additional capital expenditures and operating expenses, increase our current risks and expose us to new risks. These risks include local and federal regulations, vehicular crashes, injury, insufficient internal capacity, taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, maintaining the truck fleet, disruption of our technology systems, equipment supply, equipment quality, and increasing equipment and operational and overhead costs. Our failure to successfully manage the expansion of our logistics operations could cause delays and increase costs in our inbound and outbound shipping, which may adversely affect our operating results and financial condition.

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

In line with our hybrid asset-light business strategy, many components of our business, including our reconditioning facilities, our logistics operations, our customer financing and our customer experience teams primarily have been provided by third parties. We carefully select our third-party vendors, but we cannot control their actions. If our vendors fail to perform as we expect, our operations and reputation could suffer if the failure harms the vendors’ ability to serve us and our customers. One or more of these third-party vendors may experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, undergo a change of control, or suffer disruptions in their business due to the COVID-19 pandemic. The use of third-party vendors represents an inherent risk to our Company that could have a material adverse effect on our business, financial condition and results of operations.

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

Our success will depend, in part, on our ability to grow our business in response to the demands of consumers and other constituents within the automotive industry, as well as competitive pressures. Although we have no plans to do so currently, in some circumstances, we may determine to grow our business through the acquisition of complementary businesses and technologies rather than through internal development, such as our recent acquisition of UACC, and our earlier acquisition of the CarStory business. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

We and third-party service providers operate our VRCs, and a number of our third-party VRCs also host our last-mile delivery hubs. If we are unable to maintain our relationship with our third-party service providers, such service providers cease to provide the services we need, or such service providers are unable to effectively deliver our services to our standards on timelines and at the prices we have negotiated, and we are unable to contract with alternative providers, increase our supply from existing providers, or replace such service providers with a proprietary VRC (which may require significant time and investment), we could experience a decrease in the finished goods output sufficient to scale the business, a decline in quality of our reconditioning services, delays in listing our inventory, additional expenses, delivery delays and loss of potential and existing customers and related revenues, which may materially and adversely affect our business, financial condition and results of operations. In addition, we are currently experiencing reconditioning constraints due to labor shortages and elevated demand at third-party supply chain partners, which negatively affects our cost structure and throughput. These risks are exacerbated by the fact that slightly more than half of our current third-party VRCs are primarily operated by one third-party provider and, due to recent changes in the reconditioning market, we expect the volume serviced by that provider to increase in the near term.

Moreover, our future growth and profitability depends in part on scaling our reconditioning and last-mile delivery operations and expanding the geographic reach of those operations in order to reduce shipping costs. We have expanded our reconditioning capacity primarily through third-party VRC locations and, as we continue to scale our business, we intend to add additional proprietary VRCs to our integrated hybrid network to ensure adequate capacity. However, there can be no guarantee that we will be able to add additional proprietary VRCs quickly enough to address our capacity needs.

One of our third party VRC providers, Adesa U.S., which also hosts a number of our last-mile hubs, recently announced a change of control transaction pursuant to which Adesa is being acquired by a competitor of Vroom. Adesa has communicated its intent to discontinue its third-party reconditioning services, which will require us to replace Adesa’s capacity with increased capacity at our other existing providers, new providers, or additional proprietary VRCs, and relocate the affected last-mile hubs. If for any reason we are unable to replace such reconditioning capacity and expand our reconditioning operations as planned, we could experience operational delays and a decrease in planned inventory. A failure to relocate the affected last-mile hubs could delay our continued expansion of our last-mile operations and hurt our customer experience. A failure to successfully manage the transition away from Adesa or to otherwise manage the risks associated with the operation of our VRCs by us and our third-party service providers could have a material adverse effect on our business, financial condition and results of operations.

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

We rely heavily on third-party carriers to transport our vehicle inventory throughout the United States. Thus, we are subject to business risks and costs associated with such carriers and with the transportation industry, many of which are out of our control.

Although we are expanding our proprietary logistics network, we still heavily rely on third-party carriers to transport vehicles from auctions or individual sellers to VRCs, and then from our VRCs to our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices and lack of reliability of many independent carriers. Our third-party carriers’ failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and decrease our inventory sales velocity, which may materially and adversely affect our business, financial condition and results of operations. In addition, third-party carriers who deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of professionalism and courtesy, which could adversely impact our business, financial condition and results of operations.

We rely on third-party service providers to provide financing, as well as value-added products to our customers, and we cannot control the quality or fulfillment of these products.

We have historically relied on third-party lenders to finance all of our customers’ vehicle purchases. We will continue to rely on third-party lenders as we integrate and develop UACC into a full captive lending operation. We also offer value-added products to our customers through a third-party service provider, such as vehicle service contracts, GAP protection and tire and wheel coverage. Because we utilize third-party service providers, we cannot control all of the factors that might affect the quality and fulfillment of these services and products, including (i) lack of day-to-day control over the activities of third-party service providers, (ii) that such service providers may not fulfill their obligations to us or our customers or may otherwise fail to meet expectations and (iii) that such service providers may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us for reasons outside of our control. Such providers also are subject to state and federal regulations and any failure by such third-party service providers to comply with applicable legal requirements could cause us financial or reputational harm.

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

The current geographic concentration where we provide reconditioning services and store inventory and where UACC has a high concentration of borrowers creates an exposure to local and regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our business, financial condition and results of operations.

We currently conduct our business through multiple VRCs, including our Vroom VRC located outside Houston, Texas, where we hold 9% of our inventory. In addition, more than half of our third-party reconditioning services are conducted through a single provider, with facilities located in California, Florida, Arizona and other states. Any unforeseen events or circumstances that negatively affect these areas, particularly our facilities near Houston, which have experienced flooding and other damage in recent years as a result of severe weather conditions, including hurricanes, could materially and adversely affect our revenues and results of operations. Changes in demographics and population or severe weather conditions and other catastrophic occurrences in areas in which we operate or from which we obtain inventory may materially and adversely affect our results of operations. Such conditions may result in physical damage to our properties, loss of inventory and delays in the delivery of vehicles to our customers. In addition, any such unforeseen events or circumstances, changes in demographics and population or severe weather conditions or other catastrophic events in any of the states where UACC has a high concentration of borrowers could result in payment delays and increased risk of losses and could materially and adversely affect our revenues and results of operations.

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

We also rely on other third parties to provide customer service, document support and other important customer experience operations and face challenges in maintaining the quality of our customer experience. If the customer experience center or any of these third parties are unable to perform to our standards or to provide the level of service required or expected by our customers, or we are unable to renegotiate our agreements with them on attractive terms or at all, or if we are unable to contract with alternative third-party providers, our business, financial condition and results of operations may be harmed and we may be forced to pursue alternatives to provide these services, which could result in delays, interruptions, additional expenses and loss of potential and existing customers and related revenues.

Our business, sales and results of operations are materially affected by our customer experience, our reputation and our brand.

Our business model is primarily based on our ability to enable consumers to buy and sell used vehicles through our ecommerce platform in a seamless, transparent and hassle-free transaction. If consumers fail to perceive us as a trusted brand with a strong reputation and high standards, or if an event occurs that damages our reputation, it could adversely affect customer demand and have a material adverse effect on our business, revenues and results of operations. Even the perception of a decrease in the quality of our customer experience or brand could impact results. Our high rate of growth makes maintaining the quality of our customer experience more difficult, and we have encountered operational challenges in keeping up with our rapid growth over the past two years. Backlogs in our business developed as there was more sales volume than we had the capacity to manage, resulting in delays in processing transactions, including delays in titling and registering vehicles purchased by our customers, which have adversely affected our customer experience and have led to increased calls to our customer service teams, who have had difficulty keeping up with the increased call volume. If we cannot adequately address these challenges and deliver a positive customer experience through completion of the transaction, our brand and our business will suffer.

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

Risks Related to the UACC Business

We may be unable to successfully integrate the UACC business into Vroom’s business and develop UACC into a captive lending operation for Vroom.

On February 1, 2022, we completed our acquisition of UACC. Vroom and UACC will need to successfully integrate their operations and ultimately develop UACC into a captive lending operation for Vroom. The integration will require significant efforts from each company, additional investments in technology and operations to scale the combined operations and the development of full credit spectrum lending capabilities at UACC. The integration of UACC may also divert management’s time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. The failure to successfully achieve such integration would undermine our ability to realize the benefits we expect to receive from the transaction, and our business and financial condition may be harmed as a result.

We may not realize the anticipated benefits of the acquisition of UACC or realization of those benefits could take longer than anticipated.

We acquired UACC with the expectation that the transaction would result in benefits to our business over time, including the benefits of a captive finance arm that would enable us to increase ecommerce unit sales, expand our penetration into non-prime sales, accelerate total revenue growth, enhance aggregate gross profit and GPPU, and leverage our fixed cost base. In addition, we expect to maintain an asset-light funding approach through the use of forward flow arrangements and off-balance sheet securitization transactions. Achieving these benefits will require the successful integration, development and operation of the combined businesses and it is not certain that we will succeed in those efforts. If we fail to successfully integrate, develop and operate the combined businesses, we may not realize the benefits we expect to receive from the transaction, or realization of those benefits may take substantially longer than anticipated. In addition to these operational risks, ownership of a captive lender will subject us to increased legal and regulatory scrutiny of our lending operations, including credit bureau reporting, loan origination practices and debt collection practices.

UACC's ability to sell automotive finance receivables and generate gains on sales of these finance receivables may decline in the future; any material reduction could harm our business, results of operations, and financial condition.

UACC provides indirect financing to customers and typically sells the receivables related to the financing contract. For example, UACC has entered into various arrangements to sell automotive finance receivables that it originates, including through future securitizations, and expects to enter into loan sales to financing partners and other new arrangements in the future. If UACC is not able to sell receivables under these current or future arrangements for a variety of reasons, including because it has reached its capacity under the arrangements, its financing partners exercise constructive or other termination rights before it reaches capacity, market disruption or it reaches the scheduled expiration date of the commitment, and it is not able to enter into new arrangements on similar terms, it may not have adequate liquidity and our business, financial condition and results of operations may be adversely affected. Furthermore, if its financing partners do not purchase these receivables, we could be subject to the risk that some of these receivables are not paid when due and be forced to incur unexpected asset write-offs and bad-debt expense.

UACC's securitizations may expose it to financing and other risks, and there can be no assurance that it will be able to access the securitization market in the future, which may require it to seek more costly financing.

UACC has securitized, and we expect will in the future, securitize, certain of its automotive finance receivables to generate cash. In such transactions, it conveys a pool of automotive finance receivables to a special purpose vehicle, typically a trust that, in turn, issues certain securities. The securities issued by the special purpose vehicle are collateralized by the pool of automotive finance receivables. In exchange for the transfer of finance receivables to the special purpose vehicle, UACC typically receives the cash proceeds from the sale of the securities.

Although UACC successfully completed a securitization in each of 2020, 2021 and February 2022, there can be no assurance that UACC will be able to complete additional securitizations, particularly if the securitization markets become constrained. In addition, the value of any securities that UACC may retain in its securitizations, including securities retained to comply with applicable risk retention rules, might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or the financial markets. If it is not possible or economical for UACC to securitize its automotive finance receivables in the future, it would need to seek alternative financing to support its operations and to meet its existing debt obligations, which may be less efficient and more expensive than raising capital via securitizations and may have a material adverse effect on our results of operations, financial condition, and liquidity.

UACC may experience greater credit losses or prepayments in any interests it holds in automotive finance receivables than it anticipates and its credit scoring systems may not effectively forecast its automotive receivables loss rates. Higher than anticipated credit losses or prepayments or the inability to effectively forecast loss rates may negatively impact its operating results.

Until UACC sells automotive finance receivables, and to the extent its retains interests in automotive finance receivables after it sells them, whether pursuant to securitization transactions or otherwise, UACC is exposed to the risk that applicable customers will be unable or unwilling to repay their loans according to their terms and that the vehicle collateral securing the payment of their loans may not be sufficient to ensure full repayment. Credit losses are inherent in the automotive finance receivables business and could have a material adverse effect on our results of operations.

UACC makes various assumptions and judgments about the automotive finance receivables it originates and may provide an allowance for loan losses and value beneficial ownership interests based on a number of factors. Although management may establish an allowance for loan losses and value beneficial ownership interests based on analysis it believes is appropriate, this may not be adequate. For example, if economic conditions were to deteriorate unexpectedly, additional loan losses not incorporated in the existing allowance or valuation may occur. Several variables have affected UACC’s recent loss and delinquency rates, including general economic conditions and market interest rates, and are likely to differ in the future. In particular, given the impact the COVID-19 pandemic has had on the economy and individuals, historical loss and delinquency expectations may not accurately predict the performance of UACC's receivables and impact its ability to effectively forecast loss rates. Losses in excess of expectations could have a material adverse effect on our business, results of operations, and financial condition.

UACC relies on its internally developed credit scoring systems to forecast loss rates of the automotive finance receivables it originates. If it relies on systems that fail to effectively forecast loss rates on receivables it originates, those receivables may suffer higher losses than expected. UACC’s credit scoring systems were developed prior to the global outbreak of COVID-19 and, accordingly, were not designed to take into account the effect of the economic, financial and social disruptions resulting from the pandemic. UACC generally seeks to sell these receivables through securitization transactions and expects to enter into loan sales to financing partners and other new arrangements in the future. If the receivables it sells experience higher loss rates than forecasted, it may obtain less favorable pricing on the receivables it sells to those parties in the future and suffer reputational harm in the marketplace for the receivables it sells and its business, results of operations, and financial condition may be adversely affected. If UACC holds receivables that it originate on its balance sheet until it sells them in securitization transactions or, in the future, through loan sales to its financing partners or other arrangements, and to the extent those receivables fail to perform during its holding period, they may become ineligible for sale. As a result, our business, results of operations, and financial condition may be adversely affected.

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

Additionally, concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could harm our business, financial condition and results of operations. We are subject to numerous federal, state and local laws and regulations regarding privacy, cybersecurity and the collection, use and disclosure of personal information and other data. The scope and interpretation of these laws continue to evolve and may be inconsistent across jurisdictions. New laws also may be enacted. Further, we are subject to contractual requirements and others’ privacy policies that govern how we use and protect personal information and other data. These obligations may be interpreted and applied inconsistently and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies or obligations may result in governmental enforcement actions, litigation or negative publicity that could have an adverse effect on our business. If our third-party service providers violate applicable laws, contractual obligations or our policies, then such violations also may put consumer, employee and vendor information at risk and could, in turn, harm our reputation, business and operating results. We carry out ongoing efforts to implement a number of security controls to mitigate these risks.

If we or our third-party providers sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.

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

Any significant changes in retail prices for new or used vehicles could have a material adverse effect on our business, financial condition and results of operations. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to our customers than buying a used vehicle, which could have a material adverse effect on our business, financial condition and results of operations and could result in reduced vehicle sales and lower revenue. Additionally, manufacturer incentives, including financing, could contribute to narrowing the price gap between new and used vehicles. During the COVID-19 pandemic, we have experienced unprecedented market conditions, caused in part by supply chain dislocations, a shortage of microchips and associated delays in new car manufacturing, which increased demand for used vehicles, putting downward pressure on supply and upward pressure on used vehicle pricing. This volatility creates risks around our ability to appropriately price our vehicles and maintain our sales margins. There can be no assurance for how long these market conditions will continue.

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

We acquire vehicles for sale from consumers, auctions, rental car companies, OEMs and dealers. There can be no assurance that the supply of desirable used vehicles will be sufficient to meet our needs. We purchased approximately 69% of our inventory from consumers in 2021. If our brand is damaged, or consumers otherwise are unwilling to transact with us, we may not be able to source sufficient inventory, or may have to source inventory from lower margin channels. In addition, we purchase a significant amount of our inventory from certain third-party auction sources. If these third parties are unable to fulfill our inventory needs or if we are unable to source desirable used vehicles from alternative third-party providers, we may lack sufficient inventory and, as a result, may lose potential and existing customers and related revenues. Moreover, we sell consumer-sourced vehicles that do not meet our retail standards to auctions, which may result in lower revenues and also could lead to reductions in our available inventory.

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

Sourcing of our used vehicle inventory is based in large part on projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of used vehicle inventory. An over-supply of used vehicle inventory will generally cause downward pressure on our vehicle sales prices and margins and decrease inventory sales velocity. Vehicles depreciate rapidly, so a failure to expeditiously sell our inventory or to efficiently recondition and deliver vehicles to customers could hurt our gross profit per unit and materially and adversely affect our business, financial condition and results of operations. The rate at which customers return vehicles increased in recent periods and there can be no assurance that return rates will remain similar to our historical levels. Vehicles returned continue to depreciate in value and if return rates continue to increase, our revenue, business, financial condition and results of operations could be materially and adversely affected.

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

•
General Motors’ recently launched platform, CarBravo, a new online used-vehicle marketplace for GM-branded vehicles aimed at competing with online dealerships;

•
automotive finance companies launching online ecommerce businesses, such as Chase Auto Preferred, CapitalOne Auto Navigator and Rocket Auto;

•
the peer-to-peer market, utilizing sites such as Facebook, Craigslist.com, eBay Motors and Nextdoor.com and consignment websites such as CarLotz; and

•
sales by rental car companies directly to consumers of used vehicles which were previously utilized in rental fleets, such as Enterprise Car Sales.

Internet and online automotive sites could change their models to directly compete with us, such as Google, Amazon, AutoTrader.com, Edmunds.com, KBB.com, Autobytel.com, TrueCar.com, CarGurus and Cars.com. In addition, automobile manufacturers such as Ford and Volkswagen could change their sales models in a fashion similar to General Motors or otherwise to better compete with our model through technology and infrastructure investments. While such enterprises may change their business models and endeavor to compete with us, the purchase and sale of used vehicles through ecommerce presents unique challenges.

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

•
delays in obtaining temporary tags or title and registration;

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

Our business is affected by general business and economic conditions. The global economy often experiences periods of instability, and this volatility may result in reduced demand for our vehicles and value-added products, reduced spending on vehicles, inability of customers to obtain credit to finance purchases of vehicles and decreased consumer confidence to make discretionary purchases. Consumer purchases of new and used vehicles generally decline during recessionary periods and other periods in which disposable income is adversely affected. In addition, such periods may lead to high unemployment and a lack of available credit, which may in turn lead to increased delinquencies, defaults, repossessions and losses on motor vehicle contracts financed through UACC and could materially and adversely affect our business, financial condition and results of operations.

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

Our business is and will continue to be subject to extensive U.S. federal, state and local laws and regulations. The advertising, sale, purchase, financing and transportation of used vehicles are regulated by every state in which we operate and by the U.S. federal government. The titling and registration of vehicles and the sale of value-added products also are regulated by state laws, and such laws can vary significantly from state to state. Regulations governing the used vehicle industry generally do not contemplate our ecommerce business model. In addition, we are subject to regulations and laws specifically governing the internet and ecommerce and the collection, storage and use of personal information and other customer data. We are also subject to federal and state consumer protection laws, including prohibitions against unfair or deceptive acts or practices. The federal governmental agencies that regulate our business and have the authority to enforce such regulations and laws against us include agencies such as the U.S. Federal Trade Commission, the U.S. Department of Transportation (“DOT”), the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice and the U.S. Federal Communications Commission ("FCC"). Additionally, we are subject to regulation by individual state dealer licensing authorities, state consumer protection agencies and state financial regulatory agencies. From time to time, we have been subject to audits, requests for information, investigations and other inquiries from our regulators related to customer complaints. As we have encountered operational challenges in keeping up with our rapid growth, during the past six months there has been an increase in customer complaints, leading to an increase in such regulatory inquiries. We endeavor to promptly respond to any such inquiries and cooperate with our regulators. Failure to satisfy regulators in response to such inquiries could lead to financial penalties and restrictions on our operations. Such an outcome could have a material adverse effect on our business, financial condition and results of operations.

State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our ecommerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them. We are licensed as a dealer in the States of Texas, Florida and Arizona and all of our vehicle transactions are conducted under our Texas, Florida and Arizona licenses. We believe that our activities in other states are not subject to their vehicle dealer licensing laws; however, regulators in such states could seek to require us to maintain a used vehicle dealer license in order to engage in activities in that state.

Most states regulate retail installment sales, including setting a maximum interest rate and caps on certain fees or amounts financed. In addition, certain states require that retail installment sellers file a notice or registration document or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. We have obtained a motor vehicle sales finance license in Texas in connection with our Texas dealer license, a retail installment seller license in Florida in connection with our Florida dealer license, and filed the required notice in Arizona in connection with our Arizona dealer license. The financial regulatory agency in Pennsylvania determined that we need to obtain an installment seller license in order to enter into retail installment sales with residents of Pennsylvania. As a result, we are not currently offering third-party financing to our customers in Pennsylvania, who must obtain independent financing to the extent needed to fund any vehicle purchases on our platform. We recently obtained a Pennsylvania installment seller license and expect to resume offering financing to Pennsylvania customers in the future.

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

UACC's financing operations are subject to U.S. federal, state, and local laws and regulations regarding origination, acquiring motor vehicle installment sales contracts from retail sellers, credit bureau reporting, servicing, debt collection practices, and securitization transactions. Certain states require UACC to have a sales finance license, consumer credit license, or similar applicable license. UACC has obtained licenses in all states as required. In addition,

UACC is subject to enforcement by the CFPB and state consumer protection agencies, including state attorney general offices and state financial regulatory agencies.

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

We expect that industry standards, laws and regulations will continue to develop regarding privacy, data protection and information security in many jurisdictions, including the California Consumer Privacy Act (the “CCPA”), as amended and expanded by the California Privacy Rights Act (“CPRA”) effective January 1, 2023, the Virginia Consumer Data Protection Act, which goes into effect January 1, 2023, and the Colorado Privacy Act, which goes into effect July 1, 2023. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States may increase our compliance costs and legal liability. Additionally, the CPRA creates a new California data protection agency specifically tasked to enforce the CCPA, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will become enforceable on July 1, 2023.

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

We utilize telephone calls as a means of responding to and communicating with customers interested in purchasing, trading in and/or selling vehicles and value-added products. Potential customers can submit their contact information, including phone number, via our website or third-party listing sites to express their interest in purchasing a vehicle, selling a vehicle, or obtaining financing terms. We currently engage third-party customer experience centers to respond to these inquiries and further communicate with potential customers concerning sales, purchases and financings of our vehicles through our platform. We send text messages to customers concerning the status of their order, and we intend to expand our use of texting as a means of communicating with our customers.

The Telephone Consumer Protection Act (the “TCPA”), as interpreted and implemented by the FCC and U.S. courts, imposes significant restrictions on the use of autodialed telephone calls, pre-recorded messages, and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including class actions. Statutory penalties for TCPA violations range from $500 to $1,500 per violation, which has been interpreted to mean per phone call or text message.

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

Risks Related to Our Use of Data and Technology

Our business and inventory are dependent on our ability to correctly appraise and price vehicles we buy and sell.

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

If we do not develop suitable functionality for users who visit our website using a mobile device or use our mobile apps, our business, financial condition and results of operations could be harmed.

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

Our business is dependent upon email and other messaging services for promoting our platform and vehicles available for purchase. Promotions offered through email and other messages sent by us are an important part of our marketing strategy. We provide emails to customers and other visitors informing them of the convenience and value of using our platform, as well as updates on new inventory and price updates on listed inventory, and we believe these emails, coupled with our general marketing efforts, are an important part of our customer experience and help generate revenue. If we are unable to successfully deliver emails or other messages to our customers, or if customers decline to open our emails or other messages, our revenues could be materially and adversely affected. Any changes in how webmail applications organize and prioritize email may reduce the number of customers opening our emails. For example, Google’s Gmail service has a feature that organizes incoming emails into categories (such as primary, social and promotions). Such categorization or similar inbox organizational features may result in our emails being delivered in a less prominent location in a subscriber’s inbox or viewed as “spam” by our customers and may reduce the likelihood of that customer opening our emails.

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

We rely on third-party technology for certain of our critical business functions, including customer identity verification for financing, transportation fleet telemetry, network infrastructure for hosting our website and inventory data, software libraries, development environments and tools, services to calculate state taxes and fees associated with our vehicle sales and acquisitions, services to allow customers to digitally sign contracts and customer experience center management. Our business is dependent on the integrity, security and efficient operation of these systems and technologies. Our systems and operations or those of our third-party vendors and partners could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, ransomware, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. The failure of these systems to perform as designed, the failure to maintain or update these systems as necessary, the vulnerability of these systems to ransomware, other security breaches or attacks or the inability to enhance our information technology capabilities, and our inability to find suitable alternatives could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

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

Vroom operates a data center at a colocation facility in Houston, Texas, which connects all of Vroom’s offices and our Vroom VRC. UACC operates separate data centers at a colocation facility in California and in Texas to support its operations. Our data centers are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, ransomware, earthquakes and similar events. The occurrence of any of these events could render communications between Vroom offices inoperable or results of operations could be harmed. Problems faced by our third-party web-hosting providers, including AWS and Google Cloud, could inhibit the functionality of our platform. For example, our third-party web-hosting providers could close their facilities without adequate notice or suffer interruptions in service caused by cyber-attacks, natural disasters or other phenomena. Disruption of their services could cause our website to be inoperable and could have a material adverse effect on our business, financial condition and results of operations. Any financial difficulties, up to and including bankruptcy, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. In addition, if our third-party web-hosting providers are unable to keep up with our growing capacity needs, our business, financial condition and results of operations could be harmed.

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

Risks Related to Ownership of Our Common Stock

Our common stock price may be volatile and the value of our common stock has declined since our initial public offering and may continue to decline regardless of our operating performance, and you may not be able to resell your shares at or above the price which you paid for them.

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

•
political unrest and wars, such as the current situation with Ukraine and Russia, which could delay and disrupt our business, and if such political unrest escalates or leads to disruptions in the financial markets or puts further pressure on global supply chains, it could heighten many of the other risk factors included in this Item 1A; and

•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, global pandemics, and responses to such events.

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

We have recently experienced significant declines in the market price of our common stock, and it could continue to decline in the future. Further declines in our stock price could, among other things, make it more difficult to raise capital on terms acceptable to us, or at all, make it difficult for our investors to sell their shares of common stock, and lead to a goodwill impairment. In addition, companies that experience volatility in the market price of their securities often are the subject of securities class action litigation. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. See Part I, Item 3. “Legal Proceedings.”

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, as of December 31, 2021, we had reserved 2,777,619 shares of our common stock for issuance under our equity incentive plans. The indenture for our Notes does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, our Notes may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including noteholders who have received shares of our common stock upon conversion of their Notes.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

The sale of substantial amounts of shares of our common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Other than shares held by our affiliates, stockholders who held our capital stock prior to completion of our IPO now hold freely tradable shares of our common stock without restriction or further registration requirements under the Securities Act, and therefore they may take steps to sell their shares or otherwise secure the unrecognized gains on those shares. Additionally, any shares of common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

A registration statement on Form S-8 is being filed to register shares of our common stock issued or reserved for issuance under our 2020 Incentive Award Plan and Second Amended and Restated 2014 Equity Incentive Plan. Subject to the satisfaction of vesting conditions, shares registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction.

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

The obligations associated with being a public company require significant resources and management attention.

As a public company, we face significant legal, accounting, administrative and other costs and expenses. We are subject to the Exchange Act, the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Wall Street Reform and Consumer Protection Act of 2020 (the “Dodd-Frank Act”), the Public Company Accounting Oversight Board (“PCAOB”) and Nasdaq rules and standards, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to, among other things:

•
prepare, file and distribute annual, quarterly and current reports with respect to our business and financial condition;

•
prepare, file and distribute proxy statements and other stockholder communications;

•
hire financial and accounting personnel and other experienced accounting and finance staff with the expertise to address complex accounting matters applicable to public companies;

•
institute comprehensive financial reporting and disclosure compliance procedures;

•
involve and retain outside counsel and accountants to assist us with the activities listed above;
•
enhance our investor relations function;

•
enforce new internal policies, including those relating to trading in our securities and disclosure controls and procedures;

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

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal control over financial reporting. If we experience additional material weaknesses or otherwise fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that beginning with this annual report for the year ended December 31, 2021, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Additionally, Section 404(b) requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. Our compliance with Section 404(a) will require that we incur substantial expenses and expend significant management efforts.

We previously identified and disclosed certain material weaknesses in our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2020. These material weaknesses have since been remediated, but additional material weaknesses or significant deficiencies may be discovered in the future. If we identify additional material weaknesses in our internal control over financial reporting, our management will be unable to assert that our disclosure controls and procedures and our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. Currently, thirteen analysts cover our company. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline.

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

As of December 31, 2021 we had U.S. federal net operating loss (“NOL”) carryforwards of $893.4 million, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Some of our U.S. federal NOL carryforwards will begin to expire in 2028, with the remaining losses having no expiration. Please refer to Note 17 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a further discussion of the carryforward of our NOLs. As of December 31, 2021, we maintain a full valuation allowance of $216.0 million for our net deferred tax assets.

An “ownership change” (generally defined as greater than 50-percentage-point cumulative changes in the equity ownership of certain stockholders over a rolling three-year period) under Section 382 of the Code may limit our ability to utilize fully our pre-change NOL carryforwards to reduce our taxable income in periods following the ownership change. In general, an ownership change would limit our ability to utilize U.S. federal NOL carryforwards to an amount equal to the aggregate value of our equity at the time of the ownership change multiplied by a specified tax-exempt interest rate, subject to increase by certain built-in gains. Similar provisions of state tax law may also apply to our state NOL carryforwards. We believe we have undergone an ownership change for purposes of Section 382 of the Code in each of 2013, 2014, 2015 and 2021, which substantially limits our ability to use U.S. federal NOL carryforwards generated prior to each such ownership change. In addition, future changes in our stock ownership, some of which may be beyond our control, could result in additional ownership changes under Section 382 of the Code.

Tax matters could impact our results of operations and financial condition.

We are subject to U.S. federal income tax, as well as income tax in certain states. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, changes in tax laws, regulations, accounting principles or interpretations thereof, which could materially and adversely impact our cash flows and our business, financial condition and results of operations in future periods. Increases in our effective tax rate could also materially affect our net results. In addition, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. Further, we are subject to the examination of our income and other tax returns by the IRS and state and local tax authorities, which could have an impact on our business, financial condition and results of operations.

General Risk Factors

We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition and results of operations. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Company stockholders against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. We believe these lawsuits are without merit and intend to vigorously contest these claims. See Part I, Item 3. “Legal Proceedings” for more information about this class action and other legal proceedings to which we are subject.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, hurricanes, power losses, telecommunications failures, terrorist attacks, acts of war, global pandemics, human errors and similar events. The third-party systems and operations on which we rely are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, flood or hurricane could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. Acts of terrorism could also cause disruptions in our businesses, consumer demand or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances, such as if a natural disaster affects locations that store a significant amount of our inventory vehicles. As we rely heavily on our computer and communications systems and the internet to conduct our business and provide high-quality customer service, any disruptions could negatively affect our ability to run our business, which could have an adverse effect on our business, financial condition, and operating results.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our corporate headquarters is located in New York, New York, and consists of approximately 22,549 square feet of space under a lease that expires in May 2025. We also lease office space outside Houston, Texas, which we use to support our administrative functions, under leases that expire in November 2024 and December 2022. We use these facilities for finance, legal, human resources, information technology, engineering, sales and marketing and other administrative functions, all of which support our Ecommerce and Wholesale segments.

Additionally, we operate our Vroom VRC located outside Houston, Texas, under leases that expire in December 2023. We use our Vroom VRC to recondition vehicles, which supports our TDA and Ecommerce segments.

We also operate the TDA dealership outside Houston, Texas, which supports our TDA segment, under a lease that expires in September 2024.

We believe our existing and planned facilities are sufficient for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

Item 3. Legal Proceedings

From time to time, we are subject to legal proceedings in the normal course of operating our business. The outcome of litigation, regardless of the merits, is inherently uncertain. Beginning in March 2021, multiple putative class actions were filed in the U.S. District Court for the Southern District of New York by certain of the Company’s stockholders against the Company and certain of the Company’s officers alleging violations of federal securities laws. The lawsuits were captioned Zawatsky et al. v. Vroom, Inc. et al., Case No. 21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits asserted similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. In each case, the named plaintiff(s) sought to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). In August 2021, the Court consolidated the cases under the new name In re: Vroom, Inc. Securities Litigation, Case No. 21-cv-2477, appointed a lead plaintiff and lead counsel and ordered a consolidated amended complaint to be filed. The court-appointed lead plaintiff subsequently filed a consolidated amended complaint that reasserts claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 against the Company and certain of the Company’s officers, and added new claims under Sections 11, 12 and 15 of the Securities Act against the Company, certain of its officers, certain of its directors, and the underwriters of the Company’s September 2020 secondary offering. The Company filed a motion to dismiss all claims, and briefing of this motion is ongoing. The Company believes this lawsuit is without merit and intends to vigorously contest these claims. While the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

In August 2021, one of the Company’s stockholders filed a derivative lawsuit on behalf of the Company in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors, and nominally against the Company, alleging a violation of the federal securities laws and breach of fiduciary duty to the Company based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. This lawsuit is captioned Rainey v. Hennessy et al., Case No. 21-cv-6933. The Court deemed this case “related” to In re: Vroom, Inc. Securities Litigation and stayed all proceedings pending final resolution of In re: Vroom, Inc. Securities Litigation. On November 8, 2021, a similar purported shareholder derivative lawsuit captioned Salli v. Hennessy et al., Case No. 1:21-cv-09237, was filed against the Company (as a nominal defendant only) and certain of our directors and officers in the U.S. District Court for the Southern District of New York, alleging breach of fiduciary duty, related violations of Delaware law, and breaches of various provisions of the Exchange Act. The lawsuit is based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation and Rainey. On December 2, 2021, the court consolidated Rainey and Salli under the case caption In re Vroom, Inc. Shareholder Derivative Litigation, Case No. 21-cv-6933, approved the parties’ stipulation that the case would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. On January 28, 2022, a similar purported shareholder derivative lawsuit captioned McDonough v. Hennessy et al., Case No. 22-cv-752, was filed against the Company (as a nominal defendant only) and certain of our directors and officers in the U.S. District Court for the Southern District of New York, alleging breach of fiduciary duty and breach of various provisions of the Exchange Act. The lawsuit is based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. On February 1, 2022, a similar purported shareholder derivative lawsuit captioned Yunayev v. Hennessy et al., Case No. 22-cv-862, was filed against the Company (as a nominal defendant only) and certain of our directors and officers in the U.S. District Court for the Southern District of New York, alleging breach of fiduciary duty and breach of various provisions of the Exchange Act. The lawsuit is based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. The McDonough and Yunayev suits are in preliminary stages and there have been no substantive developments in either matter.

Item 4. Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Robert J. Mylod, Jr.	55	Chairperson of the Board
Scott A. Dahnke	56	Director
Michael J. Farello	57	Director
Laura W. Lang	66	Director
Laura G. O’Shaughnessy	44	Director
Paula B. Pretlow	66	Director
Frederick O. Terrell	67	Director
Paul J. Hennessy	57	Chief Executive Officer, Director
Robert R. Krakowiak	51	Chief Financial Officer
Thomas H. Shortt	53	Chief Operating Officer
Mark E. Roszkowski	51	Chief Strategy Officer and General Manager of Vroom Financial
Patricia Moran	62	Chief Legal Officer and Secretary
C. Denise Stott	54	Chief People and Culture Officer

Robert J. Mylod, Jr. has served as a member of our board of directors since September 2015. Mr. Mylod is the Managing Partner of Annox Capital Management, a private investment firm that he founded in 2013. Previously, Mr. Mylod served as Head of Worldwide Strategy & Planning and Vice Chairman for Bookings Holdings, Inc., an online travel services provider, from January 2009 to March 2011 and as its Chief Financial Officer and Vice Chairman from November 2000 to January 2009. He currently serves as the Chair of the board of directors and a member of the compensation committee of Booking Holdings, Inc. Mr. Mylod also currently serves as a member of the board of directors and of the audit committee of Redfin Corporation, an online real estate company. He is also a member of the board of directors of several private companies. Mr. Mylod holds a Bachelor of Arts in English from the University of Michigan and a Master of Business Administration from the University of Chicago Booth School. We believe that Mr. Mylod’s experience as a venture capital investor and a senior finance executive, including having served as the chief financial officer and vice chairman of a large publicly traded online services provider, qualifies him to serve on our board of directors.

Scott A. Dahnke has served on our board of directors since July 2015. Since 2016, Mr. Dahnke has served as co-Chief Executive Officer of L Catterton, a consumer-focused private equity firm, after previously serving as Managing Partner from 2003 to 2015. Prior to that, he was Managing Director of Deutsche Bank Capital Partners, the former private equity division of Deutsche Bank AG, from 2002 to 2003, and Managing Director of AEA Investors from 1998 to 2002. Previously, Mr. Dahnke was Chief Executive Officer of infoGROUP (formerly known as InfoUSA), a provider of data and data-driven marketing services, from 1997 to 1998. Prior to joining infoGROUP, Mr. Dahnke served clients on an array of strategic and operational issues as a Partner at McKinsey & Company. His early career also includes experience in the Merger Department of Goldman, Sachs & Co. and with General Motors. Mr. Dahnke currently serves as Chairperson of the board of directors and of the compensation committee and as a member of the nominations, corporate governance and social responsibility committee of Williams Sonoma Inc., as well as serving as a director of several private companies. From September 2011 to May 2019, Mr. Dahnke served on the board of directors of Noodles & Company and from June 2020 to March 2021 he served on the board of directors of Norwegian Cruise Lines Holdings Ltd. Mr. Dahnke holds a Bachelor of Science from the University of Notre Dame and a Master of Business Administration from Harvard Business School. We believe Mr. Dahnke’s experience in private equity investment and expertise in the ecommerce, retail and consumer industry, along with his service as a director at numerous companies, qualifies him to serve on our board of directors.

Michael Farello has served on our board of directors since July 2015. Since 2006, Mr. Farello has served as Managing Partner at L Catterton, a consumer-focused private equity firm. Prior to this, he served as an executive at Dell Technologies, Inc., a global end-to-end technology provider, from 2002 to 2005, and spent twelve years at McKinsey & Company, a management consulting firm. Mr. Farello currently serves as a member of the board of directors of several private companies including FlashParking, Inc. and Hydrow Inc. Mr. Farello holds a Bachelor of Science from Stanford University and a Master of Business Administration from Harvard Business School. We believe Mr. Farello’s experience in private equity investments and expertise in the consumer sector, along with his service as a director at numerous companies, qualifies him to serve on our board of directors.

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

Laura G. O’Shaughnessy has served on our board of directors since May 2020. Ms. O’Shaughnessy is a strategic growth and operations consultant for a number of direct to consumer brands. Previously she was the Chief Executive Officer of SocialCode, LLC, a technology company that manages digital and social advertising for leading consumer brands, which she co-founded in 2009. In addition, Ms. O’Shaughnessy oversaw business development and product strategy for the Slate Group, an online publisher, where she specialized in advertising product development and strategic partnerships. Ms. O’Shaughnessy currently serves as a member of the board of directors and of the audit committee and governance committee of Acuity Brands, and on the boards of directors of several nonprofits. Ms. O’Shaughnessy holds a Bachelor of Arts in Economics from the University of Chicago and a Master of Business Administration from the MIT Sloan School of Management. We believe Ms. O’Shaughnessy’s leadership experience, including serving in a chief executive officer role, and digital and technology expertise, qualifies her to serve on our board of directors.

Paula B. Pretlow has served on our Board of Directors since April 2021. Ms. Pretlow is a former Senior Vice President of The Capital Group, an investment management firm, where she led the public fund business development and client relationship group and was also responsible for large client relationships from 1999 until 2011. Prior to joining The Capital Group, she worked for Montgomery Asset Management and Blackrock (formerly Barclays Global Investors). She is a member of the board of directors and the audit committee chair of Ares Dynamic Credit Allocation Fund, Inc., as well as the board of directors and the audit and finance committee of Williams-Sonoma, Inc. She is also a member of the board of directors of Bitwise Industries, an Independent Trustee and audit committee chair for Cion Ares Diversified Credit Fund and a member of the board of directors of Greenlight Financial Technology, Inc. In addition, she currently serves as a member of the Board of Trustees of The Kresge Foundation, The Harry and Jeannette Weinberg Foundation and Northwestern University. Ms. Pretlow holds a Bachelor of Arts in Political Science and a Master of Business Administration, both from Northwestern University, and is a 2017 Fellow of Stanford’s Distinguished Careers Institute. We believe Ms. Pretlow’s leadership experience, including roles in finance and business development, along with her experience as a director, qualify her to serve on our Board of Directors.

Frederick O. Terrell has served on our Board of Directors since April 2021. Mr. Terrell serves as a Senior Advisor for Centerbridge Partners, L.P., a private investment management firm. He is the former Executive Vice Chairman of Investment Banking and Capital Markets at Credit Suisse, where he was responsible for the bank’s global relationships with some of its most high-profile clients. From 1997 to 2008, he was Founder and Managing Partner of Provender Capital Group, LLC, which made private equity investments in emerging growth-oriented companies on behalf of major institutional investors. He also has an extensive background in corporate finance, capital markets, structured products and asset securitization and from 1992-1997 was Head of Mortgage Finance at CS First Boston. He began his career as an Associate with The First Boston Corporation in 1983 and was promoted to Managing Director in 1993. Mr. Terrell currently serves as a member of the board of directors and the audit committee of ViacomCBS Inc. and as a member of the board of directors and the audit committee and human resources and compensation committee of The Bank of New York Mellon Corporation. He also serves on the board of directors of Mobility Capital Finance, Inc. He is a former member of the boards of directors of the New York Life Insurance Company, Wellchoice, Inc. (formerly Empire Blue Cross Blue Shield) and Carver Bancorp Inc. His not-for-profit experience includes his current service as a member of the Investment Committee of the Rockefeller Foundation, as well as on the boards of the Partnership Fund for New York City, the Planet Word Museum, the Advisory Board for Center for a New American Security and as a member of the Economic Club of New York City and the Council on Foreign Relations. He is a former member of the University Council of Yale University and Board of Advisors for the Yale School of Management. Mr. Terrell holds a Bachelor of Arts from La Verne College, a Master of Arts from Occidental College and a Master of Business Administration from the Yale School of Management. We believe Mr. Terrell’s extensive experience in banking and global finance, including in a large global financial institution, his demonstrated leadership in advising on corporate strategy and complex transactions, as well as his experience as a director, qualify him to serve on our Board of Directors.

Paul J. Hennessy has served as our Chief Executive Officer and as a member of our board of directors since June 2016. Mr. Hennessy has over 20 years of global ecommerce leadership experience, previously serving in several leadership roles for Booking Holdings, Inc. (“Booking Holdings”), a world leader in online travel. At Booking Holdings, he most recently served as Chief Executive Officer of Priceline.com, a leading online travel agency for finding discount rates for travel-related purchases, from April 2015 to June 2016, and as Chief Marketing Officer of Booking.com, a leading online service for booking accommodation reservations, from November 2011 to March 2015. Mr. Hennessy also currently serves on the board of directors and the audit committee and compensation committee of Shutterstock Inc. Mr. Hennessy holds a Bachelor of Science in Marketing Management from Dominican College and a Master of Business Administration from Long Island University. Mr. Hennessy was selected to serve on our board of directors based on his deep experience and the perspective he brings as our Chief Executive Officer, as well as his extensive prior ecommerce leadership experience, driving growth strategies and optimizing operations and marketing for profitability.

Robert R. Krakowiak has served as Chief Financial Officer and Treasurer of Vroom since September 2021. Prior to that he served as Chief Financial Officer and Treasurer of Stoneridge Corporation since August 2016 and was appointed as Executive Vice President in October 2018. Prior to joining Stoneridge, Mr. Krakowiak served as Vice President, Treasurer and Investor Relations at Visteon Corporation from 2012 until August 2016. Prior to that, Mr. Krakowiak held various financial positions at Owens Corning from 2005 to 2012. Mr. Krakowiak holds Bachelor of Science and Master of Science degrees in Electrical Engineering from the University of Michigan and a Master of Business Administration from the University of Chicago Booth School of Business.

Thomas H. Shortt has served as our Chief Operating Officer since January 2022. Prior to joining Vroom, Mr. Shortt served as Senior Vice President at Walmart Inc. ("Walmart") starting in 2018, where he developed a comprehensive ecommerce supply chain strategy and led improvements through advanced analytics, processes, and systems. Prior to his time at Walmart, Mr. Shortt served as Senior Vice President of Supply Chain at The Home Depot, Inc. starting in 2013, and previously held senior leadership roles overseeing supply chain, fulfillment and logistics, with an emphasis on change management and business transformation, at ACCO Brands Corporation, Unisource, Fisher Scientific and Office Depot. Mr. Shortt holds a Bachelor’s degree in Accounting from the University of Akron.

Mark E. Roszkowski has served as our Chief Strategy Officer and General Manager of Vroom Financial Services since January 2022. Prior to entering this role, Mr. Roszkowski served as our Chief Revenue Officer since February 2019. Prior to joining Vroom, Mr. Roszkowski served as Executive Vice President, Global Head of Corporate Development, Strategy

and Strategic Partnerships of Verizon Media, the media and online businesses division of Verizon Communications Inc., from June 2017 to January 2019. He previously served as Senior Vice President, Global Head of Corporate Development, Strategy and Strategic Partnerships of AOL Inc., a web portal and online service provider, from June 2014 through its sale to Verizon in June 2015 and subsequently until June 2017. Mr. Roszkowski holds a Bachelor of Science in Mechanical Engineering from Worcester Polytechnic Institute, a Master of Science in Mechanical Engineering from the University of Rochester and a Master of Business Administration from Massachusetts Institute of Technology.

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

Holders of Record

We are authorized to issue up to 500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. As of February 24, 2022, there were 25 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The following graph compares the total stockholder return from June 9, 2020, the date on which our common shares commenced trading on the Nasdaq Global Select Market, through December 31, 2021 of (i) our common stock, (ii) the Standard and Poor's 500 Stock Index ("S&P 500") and (iii) the Standard and Poor's 500 Retailing Index ("S&P 500

Retailing Index"), assuming an initial investment of $100 on June 9, 2020 including reinvestment of dividends where applicable. The results presented below are not necessarily indicative of future performance.

Purchases of equity securities by the Issuer or affiliated purchasers

None.

Recent sales of unregistered securities

As previously disclosed, on January 7, 2021, we completed the acquisition of 100% of Vast Holdings, Inc. (d/b/a CarStory) and issued 1,072,117 shares of our common stock as partial consideration for the acquisition. In the third quarter of 2021 we cancelled 5,673 of those shares as part of a working capital adjustment, for a total of 1,066,444 shares issued as partial consideration. The issuance of such shares of common stock was made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Item 6. [Reserved].

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

A discussion regarding our financial condition and results of operation for the year ended December 31, 2021 compared to the year ended December 31, 2020 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

Vroom is an innovative, end-to-end ecommerce platform that is transforming the used vehicle industry by offering a better way to buy and a better way to sell used vehicles. We are deeply committed to creating an exceptional experience for our customers.

We are driving enduring change in the industry on a national scale. Leveraging the benefits of national scale and local efficiency, we take a vertically integrated, hybrid asset-light approach, that is reinventing all phases of the vehicle buying and selling process, from discovery to delivery and everything in between. Our platform encompasses:

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

•
Vehicle Operations: Our scalable and vertically integrated operations underpin our business model. We strategically source inventory from consumers, auctions, rental car companies, OEMs, and dealers. We improve our ability to acquire high-demand vehicles through enhanced supply science across all our sourcing channels and we have expanded our national marketing efforts to drive consumer sourcing. In our reconditioning and logistics operations, we deploy a hybrid asset-light strategy that optimizes a combination of ownership and operation of assets by us with strategic third-party partnerships. As we scale nationally, we continue to leverage our expanding last mile logistics operations and geographically dispersed network of reconditioning centers to further develop our regional operating model designed to improve our operating leverage, drive stronger unit economics and enhance our customer experience.

•
Data Science and Experimentation: Data science and experimentation are at the core of everything we do. We rely on data science, machine learning and A/B and multivariate testing to continually drive optimization and operating leverage across our ecommerce and vehicle operations. We leverage data to increase the effectiveness of our national brand and performance marketing, enhance our customer experience, analyze market dynamics at scale, calibrate our vehicle pricing and optimize our overall inventory sales velocity. On the operations side, data science and experimentation enables us to fine tune our supply, sourcing and logistics models and to streamline our reconditioning processes.

Based on data from Cox Automotive, there were an estimated 40.5 million used vehicle transactions in 2021. The U.S. used automotive market is also highly fragmented, with over 42,000 dealers as of 2020 and millions of peer-to-peer transactions across the country. It also is ripe for disruption as an industry that is notorious for consumer dissatisfaction and has one of the lowest levels of ecommerce penetration. Industry reports estimate that ecommerce penetration will grow to as much as half of all used vehicle sales by 2030. Our platform, coupled with our national presence and brand, provides a significant competitive advantage versus local dealerships and regional players that lack nationwide reach and scalable technology, operations and logistics. The traditional auto dealers and peer-to-peer market do not and cannot offer consumers what we offer.

Our Model

We generate revenue through the sale of used vehicles and value-added products. We sell vehicles directly to consumers primarily through our Ecommerce segment as a licensed dealer. As the largest segment in our business, Ecommerce revenue grew 166.8% from 2020 to 2021, and we expect Ecommerce to continue to outgrow our other segments as it is the core focus of our growth strategy.

We also sell vehicles through wholesale channels, which provide a revenue source for vehicles that do not meet our Vroom retail sales criteria. Additionally, we generate revenue through the retail sale of used vehicles and value-added products at Houston-based Texas Direct Auto, or TDA.

For the year ended December 31, 2021, our Ecommerce, Wholesale and TDA segments represented 76.7%, 15.7% and 7.2% of our total revenue, respectively.

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

Below is an explanation of how we calculate vehicle gross profit per unit and product gross profit per unit:

Our profitability depends primarily on increasing unit sales and operating leverage, as well as improving unit economics. We deploy a hybrid asset-light strategy that optimizes a combination of ownership and operation of assets by us with strategic third-party partnerships. Our hybrid approach also applies to the third-party value-added products we sell to customers. Currently, we generate additional revenue streams without directly underwriting vehicle financing or protection products; however, our acquisition of UACC accelerates our strategy to develop a captive financing arm and underwrite vehicle financing for our customers. As we scale, we expect to benefit from efficiencies and operating leverage across our business, including our marketing and technology investments, and our inventory procurement, logistics, reconditioning and sales processes.

Inventory Sourcing

We source our vehicle inventory from a variety of channels, including consumers, auctions, rental car companies, OEMs and dealers. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels to generate the highest sales margins and shortest inventory turns, both of which contribute to increased gross profit per unit. We generate a vast set of predictive data derived from market demand, pricing dynamics, vehicle acquisitions and subsequent sales, and we leverage that data to optimize future vehicle acquisitions, which we believe has been enhanced by the acquisition of CarStory and integration of its advanced data analytics. As we scale, we expect to continue to leverage the data at our disposal to optimize and enhance the volume and selection of vehicles in our inventory and, in turn, drive revenue growth and profitability. We are also exploring and testing third party inventory strategies, which offers the possibility of expanding our sourcing channels through third party sellers while offering us attractive revenue models in an asset light, debt free structure. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to utilize data science to drive revenue growth by cost effectively increasing the volume and selection of vehicles in our inventory.”

Vehicle Reconditioning

Before a vehicle is listed for retail sale on our platform, it undergoes a thorough reconditioning process in order to meet our Vroom retail sales criteria. The efficiency of this reconditioning process is a key element in our ability to profitably grow. To recondition vehicles, we rely on a combination of our Vroom VRC along with a network of VRCs owned and operated by third parties. Utilizing this hybrid approach, we have increased our total reconditioning capacity to approximately 3,400 units per week as of December 31, 2021, with approximately three-fourths from our 37 third-party VRCs. One of our third party VRC providers, Adesa U.S., which also hosts a number of our last-mile hubs, recently announced a change of control transaction pursuant to which Adesa is being acquired by a competitor of Vroom. Adesa has communicated its intent to discontinue its third-party reconditioning serves, which will require us to replace Adesa's capacity with increased capacity at our other existing providers, new providers, or additional proprietary VRCs, and relocate the affected last-mile hubs. Going forward, as we continue to scale our business, we intend to add additional proprietary VRCs to our integrated hybrid network to ensure adequate capacity and support our regional operating model. As we are increasing the number of vehicles in our inventory and expanding our reconditioning capacity, we expect that reconditioning costs and inbound shipping costs per unit will continue to decrease as we benefit from economies of scale and operating leverage in reconditioning costs. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to expand and optimize our reconditioning capacity to satisfy increasing demand.”

Logistics Network

For our logistics operations, we historically used primarily national third-party carriers, which allowed us to efficiently deliver vehicles to customers throughout the United States while focusing on expanding other critical components of our business, such as the volume and selection of vehicles in our inventory. We optimized our third-party logistics network nationally through the development of strategic carrier arrangements with national haulers and consolidated our carrier base into dedicated operating regions. This strategy enhanced the flexibility, agility and speed of our growth while reducing the need for additional capital commitments as we scaled our business. We have been accelerating our strategy to optimize our hybrid approach by expanding our proprietary logistics networks due to a confluence of factors, including increased shipping prices and delays during the COVID-19 pandemic from a reduced supply of carriers and increased demand for carriers from competitors, as well as our desire to improve the quality and reliability of our logistics operations and enhance our customer experience. We have been prioritizing investment in our last mile delivery operations, where we can have the greatest impact on the customer experience, and also are investing in short-haul vehicles to make regional deliveries from our last mile hubs, many of which are located at our third-party VRCs, and line-haul vehicles for hub-to-hub shipments on high-volume routes. Consistent with our hybrid approach and the continued development of our regional operating model as we continue to scale our business, we will strategically combine the operation of our expanded proprietary fleet with the use of third-party carriers, which will enable us to accommodate our rapid growth, improve our operating leverage and provide the highest level of customer service. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to expand and develop our logistics network.”

Value-Added Products

We generate revenue by earning fees for selling value-added products to customers in connection with vehicle sales. Currently, our third-party value-added product offerings consist of finance and protection products, such as financing from third-party lenders for our customers’ vehicle purchases, as well as sales of vehicle service contracts, GAP protection and tire and wheel coverage. As we scale our business, we intend to introduce additional value-added products that will be attractive to our customers and drive revenue and profitable growth. We expect that both expanded product offerings and increased attachment rates in value-added product sales will have a positive impact on our profitability. As a first step in our integration plan, UACC has joined the existing lineup of lenders available on our ecommerce platform as we work to integrate UACC’s services and develop our captive financing operation, which will enable us to provide our customers with automotive financing solutions across the credit spectrum and an enhanced customer experience. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to increase and better monetize value-added products.”

Our Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (76.7% of 2021 revenue; 67.4% of 2020 revenue): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•
Wholesale (15.7% of 2021 revenue; 18.1% of 2020 revenue): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
TDA (7.2% of 2021 revenue; 14.4% of 2020 revenue): The TDA segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales.

Gross profit is defined as revenue less cost of sales for each segment. Reflected below is a summary of segment revenue and segment gross profit for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020 (1)	2019 (1)

	(in thousands)
Revenue:
Ecommerce	$2,442,369	$915,451	$588,114
Wholesale	498,981	245,580	$213,464
TDA	229,872	195,295	$388,504
All Other	13,033	1,374	$1,739
Total revenue	$3,184,255	$1,357,700	$1,191,821
Gross profit:
Ecommerce	$164,746	$60,861	$32,127
Wholesale	18,120	(1,432)	340
TDA	11,907	11,677	24,661
All Other	7,326	439	731
Total gross profit	$202,099	$71,545	$57,859

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

	Year Ended December 31,
	2021	2020	2019
Ecommerce units sold	74,698	34,488	18,945
Vehicle Gross Profit per ecommerce unit	$1,108	$869	$1,109
Product Gross Profit per ecommerce unit	1,098	896	587
Total Gross Profit per ecommerce unit	$2,206	$1,765	$1,696
Average monthly unique visitors	1,968,656	969,890	653,216
Listed vehicles	20,686	15,963	4,956
Ecommerce average days to sale	74	66	68

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

Product Gross Profit per Ecommerce Unit

Product Gross Profit per ecommerce unit, which we refer to as Product GPPU, for a given period is defined as the aggregate fees earned on sales of value-added products in that period, net of the reserves for chargebacks on such products in that period, divided by the number of ecommerce units sold in that period. Because we are paid fees on the value-added products we sell, our gross profit is equal to the revenue we generate from the sale of value-added products. We plan to continue to introduce initiatives to increase the attachment rates of value-added products and expand our offerings of value-added products which will grow our Product GPPU. The acquisition of UACC accelerates our strategy to develop a captive financing arm and will enable us to expand our automotive financing solutions across the credit spectrum to support sales growth, improve unit economics and create long-term value for our shareholders. With the captive financing offered by UACC, we will begin to generate product gross profit through the sales of finance receivables we originate and sell in securitization transactions or forward flow arrangements.

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

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net loss	$(370,911)	$(202,799)	$(142,978)
Adjusted to exclude the following:
Interest expense	21,948	9,656	14,596
Interest income	(10,341)	(5,896)	(5,607)
Provision for income taxes	754	84	168
Depreciation and amortization expense	13,215	4,654	6,157
EBITDA	$(345,335)	$(194,301)	$(127,664)
One-time IPO related acceleration of non-cash stock-based compensation	—	1,262	—
One-time IPO related non-cash revaluation of preferred stock warrant	—	20,470	—
Acquisition related costs	5,090	2,080	—
Adjusted EBITDA	$(340,245)	$(170,489)	$(127,664)

Adjusted loss from operations

We calculate Adjusted loss from operations as loss from operations adjusted to exclude the one-time, IPO related acceleration of non-cash stock-based compensation expense and acquisition related costs. The following table presents a reconciliation of Adjusted loss from operations to loss from operations, which is the most directly comparable U.S. GAAP measure:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Loss from operations	$(358,615)	$(178,599)	$(133,148)
Add: One-time IPO related acceleration of non-cash stock based compensation	—	1,262	—
Add: Acquisition related costs	5,090	2,080	—
Adjusted loss from operations	$(353,525)	$(175,257)	$(133,148)

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share amounts)
Net loss	$(370,911)	$(202,799)	$(142,978)
Accretion of redeemable convertible preferred stock	—	—	(132,750)
Net loss attributable to common stockholders	$(370,911)	$(202,799)	$(275,728)
Add: One-time IPO related acceleration of non-cash stock based compensation	—	1,262	—
Add: One-time IPO related non-cash revaluation of preferred stock warrant	—	20,470	—
Add: Acquisition related costs	5,090	2,080	—
Non-GAAP net loss	$(365,821)	$(178,987)	$(275,728)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	136,429,791	73,345,569	8,605,962

Net loss per share, basic and diluted	$(2.72)	$(2.76)	$(32.04)
Impact of one-time IPO related acceleration of non-cash stock based compensation	—	0.02	—
Impact of one-time IPO related non-cash revaluation of preferred stock warrant	—	0.28	—
Impact of acquisition related costs	0.04	0.03	—
Non-GAAP net loss per share, basic and diluted	$(2.68)	$(2.43)	$(32.04)
Non-GAAP net loss per share, as adjusted, basic and diluted(a)	$(2.68)	$(1.37)	$(1.11)

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

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share amounts)
Non-GAAP net loss	$(365,821)	$(178,987)	$(275,728)
Add: Accretion of redeemable convertible preferred stock	—	—	$132,750
Non-GAAP net loss, as adjusted	$(365,821)	$(178,987)	$(142,978)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	136,429,791	73,345,569	8,605,962
Add: unweighted adjustment for common stock issued in connection with IPO	—	24,437,500	24,437,500
Add: unweighted adjustment for conversion of redeemable convertible preferred stock in connection with IPO	—	85,533,394	85,533,394
Add: unweighted adjustment for common stock issued in connection with follow-on public offering	—	10,800,000	10,800,000
Less: Adjustment for the impact of the above items already included in weighted-average number of shares outstanding for the periods presented	—	(63,865,903)	—
Weighted-average number of shares outstanding used to compute net loss per share, as adjusted, basic and diluted	136,429,791	130,250,560	129,376,856

Non-GAAP net loss per share, as adjusted, basic and diluted	$(2.68)	$(1.37)	$(1.11)

Recent Events

Acquisition of UACC

On February 1, 2022, we completed the acquisition of 100% of Unitas Holdings Corp., the parent corporation of UACC, a leader in automotive finance, for a cash purchase price of approximately $300.0 million, subject to customary purchase price adjustments. This acquisition accelerates our strategy of establishing a captive financing arm and underwriting vehicle financing for our customers.

We believe that, over time, the UACC platform will unlock the benefits of our captive finance strategy and enable us to increase ecommerce unit sales, expand our penetration of sales to customers across the credit spectrum, accelerate total revenue growth, enhance aggregate gross profit and GPPU, and leverage our fixed cost base. In addition, utilizing UACC’s securitization expertise, we expect loans originated by UACC post-closing to be funded through existing warehouse lines and sold via forward flow arrangements and off-balance sheet securitization transactions. This originate-to-sell strategy is designed to achieve the benefits of a captive financing operation while maintaining an asset-light funding strategy.

UACC intends to originate and sell finance receivables in securitization transactions and forward flow arrangements for both Vroom automotive customers and its existing network of dealership customers. We will begin to generate ecommerce product revenue on the sale of the finance receivables with Vroom automotive customers. UACC will continue its current operations with the network of dealership customers, which will constitute a separate reporting segment.

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

We believe the effects of the COVID-19 pandemic have reinforced our business model. However, the future impact of the COVID-19 pandemic on our operational and financial performance is currently uncertain and will depend on many factors outside our control, including the severity and duration of the COVID-19 pandemic and the effectiveness of actions taken to contain the spread of COVID-19 or treat its impact. While all of our offices were open and available through most of 2021, we generally discouraged in-person work for any roles where an in-person presence was not critical in an effort to maximize space and prioritize safety for those who did require a physical presence. We are now beginning to encourage a broader return to the office for employees who have selected to work in a hybrid or in-person model. All actions will be taken in accordance with updated state and local health and safety guidance and requirements for in-office work. Nevertheless, the unpredictable nature of the virus, its treatment and worker sentiment may further delay routine in-person work and reduce the effectiveness of efforts aimed at improving employee retention; there can be no assurance that there will not be future material disruptions in our workforce. The various workforce health and safety measures we have taken have led to increased operating expenses and future health and safety measures may lead to further increases. We will continue to monitor and assess the impact of the COVID-19 pandemic on our business and our results of operations and financial condition as the pandemic continues to evolve.

See “Risk Factors—Risks Related to the COVID-19 pandemic—The full extent of the future impact of the COVID-19 pandemic is uncertain and may have an adverse effect on our business, financial condition and results of operations.”

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

The continued growth of our vehicle inventory requires a number of important capabilities, including the ability to finance the acquisition of inventory at competitive rates, source high quality vehicles across various acquisition channels nationwide, secure adequate reconditioning capacity and execute effective marketing strategies to increase consumer sourcing. In addition, our ability to accurately forecast pricing and consumer demand for specific types of vehicles is critical to sourcing high quality, high-demand vehicles, as well as lower-price-point vehicles to take advantage of the expanded sales opportunities to customers across the credit spectrum enabled by the acquisition of UACC. This ability is enabled by our data science capabilities that leverage the growing amount of data at our disposal and generate predictive data analytics that fine-tune our supply and sourcing models. We believe the acquisition of CarStory has enhanced our predictive market data capabilities. As we continue to invest in our operational efficiency and data analytics, we expect that we will continue to cost effectively increase the volume and optimize the selection of our ecommerce inventory. Our data analytics are complex models that incorporate numerous assumptions and predictions about consumer and industry dynamics. As with all predictions, the output of our data analytics is subject to inherent uncertainty and reflects judgment and expertise when providing data-driven decisions based on those analytics.

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

We seek to improve our brand awareness among consumers through national marketing campaigns in order to strengthen our customer acquisition funnel. We also use digital performance marketing such as search engine marketing, automotive aggregator sites and social media to acquire customers more cost effectively. Our aggregate marketing spend has significantly increased over time, and we expect to continue to invest in both national brand marketing and performance marketing efforts. As we leverage our national brand, we believe this investment in marketing spend will drive additional demand and sales. We also believe that we have the ability to drive down the cost of acquisition per unit sold by increasing the efficiency of our marketing spend.

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

Data analytics and experimentation drive decision making across all of our conversion and sourcing efforts. By analyzing the data generated by the millions of visitors and tens of thousands of transactions on our platform, and continually testing strategies to maximize conversion rates, we form a better understanding of consumer preferences and try to create a more tailored ecommerce experience for consumers looking to purchase vehicles. Similarly, for consumers looking to sell vehicles to us, we use a vast set of data and data analytics, including the advanced data capabilities from our acquisition of CarStory, to provide an automated pricing platform that delivers real time, market-driven appraisals, and continually experiment and test in order to further refine our approach to enhance the customer experience and drive increased vehicle purchases.

Increased conversion and consumer sourcing also depends on our ability to provide the necessary customer service and sales support to respond to increased demand. Our ongoing investment in our sales and sales support operations includes investments in people, processes and technology. We are continuing to invest in our processes, to remove friction and increase transaction flow and in technology, to automate and improve our customer experience and drive conversion and consumer sourcing. As we continue to invest in our brand and improve the customer experience, we expect that we will attract more visitors, improve conversion, drive greater sales and increase the percentage of vehicles sourced from consumers.

Total Ecommerce transactions, defined as ecommerce vehicle purchases directly from consumers, including both trade-ins and straight buys, plus ecommerce units sold, increased over 170% in 2021 as compared to 2020. Total Ecommerce transactions represented approximately 143,500 for 2021 compared to 53,000 for 2020 and 26,000 for 2019. The increase was driven by the increase in the percentage of vehicles sourced from consumers, which was driven primarily by expanded Sell Us Your Car® marketing campaigns, and the increase in ecommerce unit sales, which was driven primarily by increased inventory listings, amplified marketing campaigns and expanded reconditioning capacity.

Ability to optimize the mix of inventory sources to drive increased gross profit and improvements to our unit economics

We strategically source inventory from consumers, auctions, rental car companies, OEMs and dealers. For the three and twelve months ended December 31, 2021, vehicles sourced from consumers represent approximately 76% and 69% of our retail inventory sold, respectively. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels and strive to source vehicles in a way that maximizes our average gross profit per unit and improves our unit economics. For example, purchasing vehicles at third-party auctions is competitive and, consequently, vehicle prices at third-party auctions tend to be higher than vehicle prices for vehicles sourced directly from consumers. Accordingly, as part of our sourcing strategy, we have strategically increased the percentage of vehicle sales that we source from consumers. Throughout 2021, we have experienced unprecedented market conditions, caused in part by supply chain dislocations, a shortage of microchips and associated delays in new car manufacturing, which increased demand for used vehicles, putting downward pressure on supply and upward pressure on used vehicle pricing, and making consumer sourcing even more favorable.

In order to continue to source vehicles directly from consumers, we continue to expand our national marketing efforts that are focused on our Sell Us Your Car® proposition. In the future, we expect to have the ability to begin inspecting consumer sourced vehicles and making real time adjustments to acquisition pricing as a result of our scaling proprietary logistics operation, which will provide improvements to our overall gross profit per unit over time.

We are also exploring and testing third-party inventory strategies, which offers the possibility of expanding our sourcing channels through third-party sellers while offering us attractive revenue models in an asset light, debt free structure.

Ability to expand and optimize our reconditioning capacity to satisfy increasing demand

Our ability to recondition purchased vehicles to our quality standards is a critical component of our business. Historically, we have successfully increased our reconditioning capacity as our business has grown, and our future success will depend on our ability to continue to expand and optimize our reconditioning capacity to satisfy increasing customer demand. We employ a hybrid approach that combines the use of our proprietary VRC and third-party VRCs to best meet our reconditioning needs.

As we continue to grow our business, we intend to continue to increase reconditioning capacity and operational efficiency through third-party VRC locations and additional proprietary VRCs. Our use of third-party VRCs to recondition vehicles allows us to avoid additional capital expenditures, quickly increase capacity, maintain greater operational flexibility and broaden our geographic footprint to drive lower logistics costs. However, we are currently experiencing reconditioning and logistics constraints due to labor shortages and elevated demand at third-party supply chain partners, which negatively affects our cost structure and throughput. Additionally, one of our third party VRC providers, Adesa U.S., which also hosts a number of our last-mile hubs, recently announced a change of control transaction pursuant to which

Adesa is being acquired by a competitor of Vroom. Adesa has communicated its intent to discontinue its third-party reconditioning serves, which will require us to replace Adesa's capacity with increased capacity at our other existing providers, new providers, or additional proprietary VRCs, and relocate the affected last-mile hubs. Proprietary VRCs will enable us to have increased control over our reconditioning operations, increase capacity as we scale, and support our regional operating model. As we scale, we will seek to optimize the combination of strategic, geographically dispersed, proprietary and third-party VRCs and intend to add additional proprietary VRCs into our integrated hybrid network.

We have continued to expand our third-party VRC operations and, as of December 31, 2021, have a total of 37 third-party VRCs throughout the U.S. We leverage our data analytics and deep industry experience to strategically select VRC locations where we believe there is the highest supply and demand for our vehicles. We expect that the continued increase in reconditioning capacity and investment in technology will drive greater operational efficiency, higher gross profit per unit and improved unit economics over time.

Ability to expand and develop our logistics network

We historically used primarily national third-party carriers and have optimized our third-party logistics network nationwide through the development of strategic carrier arrangements with national haulers and the consolidation of our carrier base into a smaller number of carriers in dedicated operating regions. We expect that these enhanced logistics operations, combined with the expansion of strategically located VRCs, will drive efficiency in our logistics operations. Our VRCs also serve as pooling points to aggregate acquired vehicles and we are using certain VRCs as hubs for staging vehicles for last mile delivery to customers, which we expect to provide an improved experience for customers. As of December 31, 2021, we had 31 hubs and we delivered 61% and 36% of our ecommerce units sold with our proprietary last mile service during the three and twelve months ended December 31, 2021, respectively. We have been accelerating our strategy to optimize our hybrid approach by expanding our proprietary logistics networks due to a confluence of factors, including increased shipping prices and delays during the COVID-19 pandemic from a reduced supply of carriers and increased demand for carriers from competitors, as well as our desire to improve the quality and reliability of our logistics operations and enhance our customer experience. We have been prioritizing investment in our last mile delivery operations, where we can have the greatest impact on the customer experience, and also are investing in short-haul vehicles to make regional deliveries from our last mile hubs, many of which are located at our third-party VRCs, and line-haul vehicles for hub-to-hub shipments on high-volume routes. As we invest in our expanded logistics operations, we expect to incur increased operating expenses and capital expenditures associated with purchasing or leasing fleet vehicles, leasing space for delivery hubs, hiring qualified drivers, and operating and maintaining fleet vehicles, offset in part by reduced third-party logistics expense. Consistent with our hybrid approach and the continued development of our regional operating model as we continue to scale our business, we will strategically combine the operation of our expanded proprietary fleet with the use of third-party carriers, which will enable us to accommodate our rapid growth, improve our operating leverage and provide the highest level of customer service. Over time, as our business scales, we expect that optimizing our logistics network through this hybrid approach will result in improved unit economics, increased profitability and an enhanced customer experience.

Ability to leverage a regional operating model

As we have scaled our business, we have achieved a national presence and brand that provides a significant competitive advantage versus local and regional dealers, and has enabled us to take advantage of efficiencies and lower costs of national brand advertising. Our national vehicle operations enable us to leverage a regional operating model, which is designed to reduce our operating expenses, increase our operating leverage and improve our unit economics, while also enhancing our customer experience. The regional operating model will increasingly enhance our approach to each component of our vehicle operations. We believe the efficiencies and cost savings expected to be achieved through the regional operating model will be important components of our path to profitability.

Ability to expand and develop our financing capabilities

Fees earned on vehicle financing, both through our continued partnerships with third-party lenders and the development of our captive financing capabilities, present an opportunity to grow our business and drive profitability. Strategic partnerships with lenders such as Chase, Ally Financial and Santander provide enhanced revenue streams for us, as well as offering convenience, assurance and efficiency for our customers and have contributed to improvements in Product GPPU. In addition, our recent acquisition of UACC enables us to accelerate the establishment of our captive financing capabilities. We expect that with further investment and our continued integration efforts, the acquisition of UACC will allow us to increase ecommerce unit sales, expand our penetration of sales to customers across the credit spectrum, and accelerate total revenue growth. In addition, we expect captive financing for our customers to lead to improved unit economics, which will accelerate our path to profitability.

Ability to increase and better monetize other value-added products

Our offering of value-added products in addition to vehicle financing is an integral part of providing a seamless vehicle-buying experience to our customers. We sell our protection products through our strategic relationships with third parties who bear the incremental risks associated with the underwriting of such protection products. Additionally, through our on-going data analytics, experimentation and further development of our ecommerce technology, we expect to increase attachment rates of our existing protection products while finding new opportunities to include additional protection products, as well as other value-added products. Because we are paid fees on value-added products we sell, our gross profit is equal to the revenue we generate on such sales. As a result, such sales help drive total gross profit per unit. As we scale our business, we intend to increase the breadth and variety of value-added products offered to customers and improve attachment rates to our vehicle sales.

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

Inflation, Changing Prices, and Labor Shortages

We have recently experienced unprecedented market conditions and inflationary pressures, caused in part by supply chain dislocations, a shortage of microchips and associated delays in new car manufacturing, which increased demand for used vehicles, putting downward pressure on supply and upward pressure on used vehicle pricing. This volatility creates risks around our ability to appropriately price our vehicles and maintain our sales margins and may cause our results of operations to fluctuate significantly. We have also experienced reconditioning and logistics constraints due to labor shortages and elevated demand at third-party supply chain partners, which negatively affects our cost structure and throughput. We will continue to actively monitor and develop responses to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our business in 2022.

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

As a data-driven company, we acquire inventory based upon demand predicted by our data analytics. Our ASP increased significantly during 2021 primarily due to market appreciation, and we expect ASP to fluctuate in the short-term as a result of market conditions. However, our long-term strategy continues to move us towards lower-priced inventory, which we expect will result in a lower ASP. The acquisition of UACC will enable us to expand our automotive financing solutions across the credit spectrum and we expect to increase our offering of lower-price-point vehicles to take advantage of those capabilities.

Wholesale vehicle revenue

We sell vehicles that do not meet our Vroom retail sales criteria through wholesale channels. Vehicles sold through wholesale channels are acquired from customers who trade-in their vehicles when making a purchase from us, from customers who sell their vehicle to us in straight-buy transactions, and from liquidation of vehicles previously listed for retail sale. The number of wholesale vehicles sold and the ASP per unit are the primary drivers of wholesale revenue. The ASP per unit is affected by the mix of the vehicles we acquire and general supply and demand conditions in the wholesale market.

Product revenue

We generate revenue by earning fees on sales of value-added products to our customers in connection with vehicle sales, such as fees earned on customer vehicle financing from third-party lenders and fees earned on sales of other value-added products, such as vehicle service contracts, GAP protection and tire and wheel coverage. We earn fees on these products pursuant to arrangements with the third parties that sell and administer these products. For accounting purposes, we are an agent for these transactions and, as a result, we recognize fees on a net basis when the customer enters into an arrangement to purchase these products or obtain third-party financing, which is typically at the time of a vehicle sale. Our gross profit on product revenue is equal to the revenue we generate.

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

With the captive financing offered by UACC, we will begin to generate product revenue through the sales of finance receivables UACC originates and sells in securitization transactions or forward flow arrangements.
We plan to sell the finance receivables UACC originates to securitization trusts they sponsor and establish, which will issue asset-backed securities. We also plan to sell the finance receivables UACC originates to third parties under forward-flow arrangements. The revenue we are able to generate from these sales will be dependent on the number of finance receivables UACC originates, the average principal balance of the finance receivables, the credit quality of the portfolio, and the price at which they are able to sell them in securitization transactions or to financing partners.

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

We expect that our SG&A expenses will increase in the future as we expand our operations, including our proprietary logistics and reconditioning operations, integrate and invest in UACC, hire additional employees and continue to increase our marketing spend. However, we believe these increases will be partially offset by operating leverage as our business continues to scale and we gain efficiencies from our investments in technology and process improvements.

Depreciation and amortization

Our depreciation and amortization expense primarily includes: depreciation related to our leasehold improvements and company vehicles; amortization related to intangible assets in acquired businesses; and capitalized internal use software costs incurred in the development of our platform and website applications. Depreciation expense related to our Vroom VRC and the portion of depreciation expense for our proprietary logistics vehicles related to inbound transportation is included in cost of sales in the consolidated statements of operations.

Interest expense

Our interest expense includes interest expense related to our vehicle floorplan facility with Ally Bank and Ally Financial (the "2020 Vehicle Floorplan Facility"), as discussed below, which is used to finance our inventory, as well as interest expense on our term loan facility, which was repaid in full in December 2019, and interest expense on our Notes.

Interest Income

Interest income primarily represents interest credits earned on cash deposits maintained in relation to our 2020 Vehicle Floorplan Facility as well as interest earned on cash and cash equivalents.

Results of Operations

The following table presents our consolidated results of operations for the periods indicated:

	Year Ended December 31,			Year Ended December 31,
	2021	2020	% Change	2020	2019	% Change

	(in thousands)			(in thousands)
Revenue:
Retail vehicle, net	$2,583,417	$1,072,551	140.9%	$1,072,551	$952,910	12.6%
Wholesale vehicle	498,981	245,580	103.2%	245,580	213,464	15.0%
Product, net	88,824	38,195	132.6%	38,195	23,708	61.1%
Other	13,033	1,374	848.5%	1,374	1,739	(21.0)%
Total revenue	3,184,255	1,357,700	134.5%	1,357,700	1,191,821	13.9%
Cost of sales	2,982,156	1,286,155	131.9%	1,286,155	1,133,962	13.4%
Total gross profit	202,099	71,545	182.5%	71,545	57,859	23.7%
Selling, general and administrative expenses	547,823	245,546	123.1%	245,546	184,988	32.7%
Depreciation and amortization	12,891	4,598	180.4%	4,598	6,019	(23.6)%
Loss from operations	(358,615)	(178,599)	100.8%	(178,599)	(133,148)	34.1%
Interest expense	21,948	9,656	127.3%	9,656	14,596	(33.8)%
Interest income	(10,341)	(5,896)	75.4%	(5,896)	(5,607)	5.2%
Revaluation of stock warrant	—	20,470	(100.0)%	20,470	769	2,561.9%
Other income, net	(65)	(114)	(43.0)%	(114)	(96)	18.8%
Loss before provision for income taxes	(370,157)	(202,715)	82.6%	(202,715)	(142,810)	41.9%
Provision for income taxes	754	84	797.6%	84	168	(50.0)%
Net loss	$(370,911)	$(202,799)	82.9%	$(202,799)	$(142,978)	41.8%

Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (76.7% of 2021 revenue; 67.4% of 2020 revenue): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•
Wholesale (15.7% of 2021 revenue; 18.1% of 2020 revenue): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
TDA (7.2% of 2021 revenue; 14.4% of 2020 revenue): The TDA segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales.

Year Ended December 31, 2021 and 2020

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	74,698	34,488	40,210	116.6%
Ecommerce revenue:
Vehicle revenue	$2,360,368	$884,560	$1,475,808	166.8%
Product revenue	82,001	30,891	51,110	165.5%
Total ecommerce revenue	$2,442,369	$915,451	$1,526,918	166.8%
Ecommerce gross profit:
Vehicle gross profit	$82,745	$29,970	$52,775	176.1%
Product gross profit	82,001	30,891	51,110	165.5%
Total ecommerce gross profit	$164,746	$60,861	$103,885	170.7%
Average vehicle selling price per ecommerce unit	$31,599	$25,648	$5,951	23.2%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$1,108	$869	$239	27.5%
Product gross profit per ecommerce unit	1,098	896	202	22.5%
Total gross profit per ecommerce unit	$2,206	$1,765	$441	25.0%
Ecommerce average days to sale	74	66	8	12.1%

Ecommerce units

Ecommerce units sold increased 40,210, or 116.6%, from 34,488 in 2020 to 74,698 in 2021. This increase was driven by higher inventory levels, strong national brand recognition driven by our national advertising campaign and increased marketing spend, and growing consumer acceptance of our business model. The increase was also attributable to strong market demand generally for used vehicles, caused in part by the shortage of microchips and delays in new car manufacturing. Average monthly unique visitors to our website grew from 969,890 in 2020 to 1,968,656 in 2021, representing year over year growth of 103.0%. We expect ecommerce units sold to continue to grow in the future as we increase our inventory selection and marketing efforts, improve conversion and broaden our customer base by expanding our product offerings across the credit spectrum.

Ecommerce average days to sale increased from 66 days in 2020 to 74 days in 2021. The increase was primarily driven by constraints experienced in sales support in response to accelerating demand and the sale of aged inventory during the first quarter of 2021.

Vehicle Revenue

Ecommerce vehicle revenue increased $1,475.8 million, or 166.8%, from $884.6 million in 2020 to $2,360.4 million in 2021. The increase in ecommerce vehicle revenue was primarily attributable to the 40,210 increase in ecommerce units sold, which increased vehicle revenue by $1,031.3 million, as well as ASP per unit, which increased from $25,648 in 2020 to $31,599 in 2021 and increased vehicle revenue by $444.5 million. The increase in ASP per unit was primarily attributable to market appreciation due to increased demand. Although we expect ASP to fluctuate in the short-term as a result of market conditions, our long-term strategy continues to move us toward lower-priced inventory, which we expect will result in a lower ASP. The acquisition of UACC will enable us to expand our automotive financing solutions across the credit spectrum, and we expect to increase our offering of lower-price-point vehicles to take advantage of those capabilities.

Product Revenue

Ecommerce product revenue increased $51.1 million, or 165.5%, from $30.9 million in 2020 to $82.0 million in 2021. The increase in ecommerce product revenue was primarily attributable to the 40,210 increase in ecommerce units sold, which increased product revenue by $36.0 million and a $202 increase in product revenue per unit, which increased product revenue by $15.1 million. Product revenue per unit increased from $896 in 2020 to $1,098 in 2021, primarily due to an increase in the average loan size as a result of higher ASP, as well as higher attachment rates on other value added products. We expect ecommerce product revenue will continue to grow driven by the captive financing offered by UACC and the sales of finance receivables we originate and sell in securitization transactions or forward flow arrangements. Additionally, we expect increases in ecommerce units sold, introduction of new value-added products and increased attachment rates will continue to positively affect our product revenue.

Vehicle Gross Profit

Ecommerce vehicle gross profit increased $52.7 million, or 176.1%, from $30.0 million in 2020 to $82.7 million in 2021. The increase in vehicle gross profit was primarily attributable to the 40,210 increase in ecommerce units sold, which increased vehicle gross profit by $34.9 million and a $239 increase in vehicle gross profit per unit, which increased vehicle gross profit by $17.8 million. Vehicle gross profit per unit increased from $869 in 2020 to $1,108 in 2021, primarily attributable to improvements in reconditioning costs and higher sales margins (sales price less purchase price of vehicles sold). Strong sales margin per unit was driven by a record retail pricing environment during 2021 as well as an increase in vehicles sourced directly from consumers and further improvements in our pricing methodologies, partially offset by high acquisition costs for premium vehicles in the third quarter, combined with the retail depreciation for these vehicles during the fourth quarter of 2021. In the fourth quarter of 2021 we also experienced higher reconditioning costs due to labor shortages and elevated demand at third-party reconditioning partners.

As we continue to mature our infrastructure and increase and optimize our hybrid network of VRCs, we expect ecommerce vehicle gross profit per unit to increase in the future driven by reduced costs across acquisitions, logistics and reconditioning. However, these improvements may be partially offset by macroeconomic factors, which can lead to rising prices within the used car market and increased logistics and reconditioning costs.

Product Gross Profit

Ecommerce product gross profit increased $51.1 million, or 165.5%, from $30.9 million in 2020 to $82.0 million in 2021. The increase in ecommerce product gross profit was primarily attributable to the 40,210 increase in ecommerce units sold, which increased product gross profit by $36.0 million and a $202 increase in product gross profit per unit, which increased product gross profit by $15.1 million. Product gross profit per unit increased from $896 in 2020 to $1,098 in 2021, primarily due to an increase in the average loan size as a result of higher ASP, as well as higher attachment rates on other value added products. We expect ecommerce product gross profit will continue to grow driven by the captive financing offered by UACC and the sales of finance receivables we originate and sell in securitization transactions or forward flow arrangements. Additionally, we expect increases in ecommerce units sold, introduction of new value-added products and increased attachment rates will continue to positively affect our product gross profit.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	37,163	21,108	16,055	76.1%
Wholesale revenue	$498,981	$245,580	$253,401	103.2%
Wholesale gross profit (loss)	$18,120	$(1,432)	$19,552	1,365.4%
Average selling price per unit	$13,427	$11,634	$1,793	15.4%
Wholesale gross profit (loss) per unit	$488	$(68)	$556	817.6%

Wholesale Units

Wholesale units sold increased 16,055, or 76.1%, from 21,108 in 2020 to 37,163 in 2021, primarily driven by an increase in wholesale units purchased from consumers, a higher number of trade-in vehicles associated with the increase in the number of ecommerce units sold and strong wholesale market demand for used vehicles.

Wholesale Revenue

Wholesale revenue increased $253.4 million, or 103.2%, from $245.6 million in 2020 to $499.0 million in 2021. The increase was primarily attributable to the 16,055 increase in wholesale units sold, which increased wholesale revenue by $186.8 million, as well as a higher ASP per wholesale unit, which increased from $11,634 in 2020 to $13,427 in 2021 and increased wholesale revenue by $66.6 million. The increase in ASP per unit was primarily attributable to market appreciation.

Wholesale Gross Profit (Loss)

Wholesale gross profit increased $19.5 million from gross loss of $1.4 million in 2020 to gross profit of $18.1 million in 2021. The increase was primarily attributable to a $556 increase in wholesale gross profit per unit as a result of favorable wholesale market conditions.

TDA

The following table presents our TDA segment results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020 (1)	Change	% Change
	(in thousands, except unit data and average days to sale)
TDA units sold	7,212	7,385	(173)	(2.3)%
TDA revenue:
Vehicle revenue	$223,049	$187,991	$35,058	18.6%
Product revenue	6,823	7,304	(481)	(6.6)%
Total TDA revenue	$229,872	$195,295	$34,577	17.7%
TDA gross profit:
Vehicle gross profit	$5,084	$4,373	$711	16.3%
Product gross profit	6,823	7,304	(481)	(6.6)%
Total TDA gross profit	$11,907	$11,677	$230	2.0%
Average vehicle selling price per TDA unit	$30,927	$25,456	$5,471	21.5%
Gross profit per TDA unit:
Vehicle gross profit per TDA unit	$705	$592	$113	19.1%
Product gross profit per TDA unit	946	989	(43)	(4.3)%
Total gross profit per TDA unit	$1,651	$1,581	$70	4.4%
TDA average days to sale	46	46	—	0.0%

(1)
We reclassified other revenue and other gross profit related to the vehicle repair service at TDA from the TDA reportable segment to the “All Other” category to conform to current year presentation.

TDA units

TDA units sold decreased 173, or 2.3%, from 7,385 in 2020 to 7,212 in 2021. Despite the strong market demand for used vehicles, the decrease in units is a result of reduced inventory at the TDA location as the ecommerce business continues to scale.

Vehicle Revenue

TDA vehicle revenue increased $35.0 million, or 18.6%, from $188.0 million in 2020 to $223.0 million in 2021. The increase in TDA vehicle revenue was primarily due to a higher ASP per unit, as a result of market appreciation, which increased from $25,456 in 2020 to $30,927 in 2021 and increased revenue by $39.5 million, partially offset by the 173 decrease in TDA units sold, which decreased TDA vehicle revenue by $4.5 million.

Product Revenue

TDA product revenue decreased $0.5 million, or 6.6%, from $7.3 million in 2020 to $6.8 million in 2021.

Vehicle Gross Profit

TDA vehicle gross profit increased $0.7 million, or 16.3%, from $4.4 million in 2020 to $5.1 million in 2021. The increase in vehicle gross profit was primarily attributable to an increase in TDA vehicle gross profit per unit.

Product Gross Profit

TDA product gross profit decreased $0.5 million, or 6.6%, from $7.3 million in 2020 to $6.8 million in 2021.

Selling, general and administrative expenses

	Year Ended December 31,
	2021	2020	Change	% Change

	(in thousands)
Compensation & benefits	$204,913	$92,205	$112,708	122.2%
Marketing expense	125,481	62,393	63,088	101.1%
Outbound logistics (1)	85,788	30,262	55,526	183.5%
Occupancy and related costs	17,448	10,784	6,664	61.8%
Professional fees	24,386	10,560	13,826	130.9%
Other	89,807	39,342	50,465	128.3%
Total selling, general & administrative expenses	$547,823	$245,546	$302,277	123.1%
(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses increased $302.3 million, or 123.1%, from $245.5 million in 2020 to $547.8 million in 2021. The increase was primarily due to:

•
a $112.7 million increase in compensation and benefits as a result of an increase in headcount and an increase in variable fees for third-party sales and sales support providers as a result of an increase in units sold;

•
a $63.1 million increase in marketing expense as we expanded our national broad-reach brand advertising, aired our first Super Bowl commercial, produced new commercials, and increased performance and online marketing as we continue to grow our listed inventory;

•
a $55.5 million increase in outbound logistics costs attributable to the growth in ecommerce units sold, which increased outbound logistics costs by $35.3 million, and increases in market rates of logistics providers, which increased outbound logistics costs by $20.2 million;

•
a $13.8 million increase in professional fees primarily related to acquisition related costs incurred in connection with the acquisition of UACC and increased consulting expenses primarily in the corporate, marketing and engineering departments as well as increased legal fees; and

•
a $50.5 million increase in other SG&A expenses primarily related to volume-based fees for software licenses and other variable expenses as our business continues to scale as well as additional insurance costs associated with being a publicly traded company and growing inventory.

Total SG&A expenses per total ecommerce transaction, defined as ecommerce vehicle purchases directly from consumers plus ecommerce units sold, decreased from $4,633 for the year ended December 31, 2020 to $3,818 for the year ended December 31, 2021, primarily due to operating leverage as our business continues to scale, partially offset by increases in market rates of logistics providers and acquisition related costs incurred in connection with the acquisition of UACC.

We expect SG&A expenses to increase in the future as we continue to scale our business, integrate and invest in UACC, invest in and improve our customer experience, and continue expanding our proprietary logistics and reconditioning hybrid networks. However, we believe these increases will be partially offset by operating leverage as our business continues to scale and we gain efficiencies from our investments in technology and process improvements. SG&A expenses may also continue to be negatively impacted by macroeconomic factors such as rising prices particularly within compensation and benefits and outbound logistics costs.

Depreciation and amortization

Depreciation and amortization expenses increased $8.3 million, or 180.4%%, from $4.6 million in 2020 to $12.9 million in 2021. The increase was primarily due to amortization expense of intangible assets acquired as part of the acquisition of the CarStory business on January 7, 2021, depreciation of short-haul and line-haul vehicles acquired for our proprietary logistics network and increased depreciation expense as we continue to develop our internal use software.

Interest expense

Interest expense increased $12.2 million, or 127.3%, from $9.7 million in 2020 to $21.9 million in 2021. The increase was primarily attributable to a higher outstanding balance of the 2020 Vehicle Floorplan Facility due to the increase in vehicle inventory levels as the business continues to scale, which increased interest expense $7.9 million and interest expense incurred on the Notes, which increased interest expense $4.3 million. Interest expense may increase in the future as a result of the Federal Reserve's plans to raise interest rates throughout 2022.

Interest income

Interest income increased $4.4 million, or 75.4%, from $5.9 million in 2020 to $10.3 million in 2021. The increase in interest income was primarily driven by higher cash and cash equivalent balances as a result of the issuance of the Notes.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and cash equivalents of $1.1 billion. Our primary source of liquidity is cash generated through financing activities. On February 1, 2022 we completed the acquisition of UACC for a cash purchase price of approximately $300.0 million, subject to customary purchase price adjustments.

On June 11, 2020, we completed our IPO in which we sold 24,437,500 shares of our common stock for proceeds of $504.0 million, net of the underwriting discount and before deducting offering expenses. On September 15, 2020, we completed our follow-on public offering in which we sold 10,800,000 shares of common stock for proceeds of $569.5 million, net of the underwriting discount and before deducting offering expenses. On June 18, 2021, we issued $625.0 million aggregate principal amount of the Notes for net proceeds of $608.9 million.

We anticipate that our existing cash and cash equivalents and the 2020 Vehicle Floorplan Facility will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months from the date of this Annual Report on Form 10-K. We intend to use cash flows provided by UACC's operations to reinvest in the development of UACC into a full captive financing arm.

We have experienced a continued increase in the use of cash as our business scaled and we continue to expand our operations. Our future capital requirements will depend on many factors, including our rate of revenue growth, our efforts to reduce costs per unit, integration and investment costs for the acquisition of UACC, the expansion of our inventory, sales and marketing activities, and investment in our reconditioning, logistics and customer experience operations. To finance our long term growth and capital expenditures, we expect to use our cash and cash equivalents, borrowings under our vehicle floorplan facilities and debt and equity financing. Currently, we finance approximately 25% of our retail inventory with our cash and cash equivalents. We expect this percentage to decrease as we intend to utilize more of the capacity of our vehicle floorplan facility to finance the expansion of our retail inventory. We have no significant debt maturities due until 2026. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures, however, there can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives.

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

If we undergo a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require us to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if we issue a notice of redemption, we will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the year ended December 31, 2021, the conditions allowing holders of the Notes to convert were not met.

Vehicle Financing

As of December 31, 2021, we finance our inventory primarily through the 2020 Vehicle Floorplan Facility with Ally Bank and Ally Financial (together, "Ally"), which was amended in December 2021 and provides a committed credit line of up to $700.0 million.

The amount of credit available to us under the 2020 Vehicle Floorplan Facility is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by us within the three immediately preceding months. Approximately $187.2 million was available under this facility as of December 31, 2021. In February 2022, we amended the 2020 Vehicle Floorplan Facility to extend the maturity date to March 31, 2023. We are required to pay an availability fee on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined. We are subject to financial covenants that require us to maintain a certain level of equity in the vehicles that are financed, to maintain at least 7.5% of the credit line in cash and cash equivalents and to maintain 10% of the monthly daily floorplan principal balance outstanding on deposit with Ally Bank. We were required to pay an upfront commitment fee upon execution of the amendment.

Outstanding borrowings are due as the vehicles financed are sold, or in any event, on the maturity date. The amended 2020 Vehicle Floorplan Facility bears interest at a rate equal to the Prime Rate, announced per annum by Ally Bank, plus 105 basis points. We are party to a Credit Balance Agreement that permits us to deposit cash with Ally for the purpose of reducing the amount of interest payable for borrowings under the 2020 Vehicle Floorplan Facility.

Finance Receivables

We are planning to sell finance receivables originated by UACC through forward flow arrangements and asset-backed securitization transactions. In February 2022, we completed a securitization transaction of finance receivables originated by our wholly owned subsidiary UACC. The securitization has been structured as an off-balance sheet transaction in which UACC sold approximately $318.5 million in principal balance of auto loans to a securitization trust and received proceeds from the issuance and sale of rated notes and unrated residual certificates and retained a 5% vertical risk retention interest in each class of notes and certificates. The Company recognized a gain on the sale upon transfer in an amount equal to the fair value of the net proceeds received less the carrying amount of the finance receivables sold.

Operating Leases

We enter into various noncancelable operating lease agreements for office space, the Company’s reconditioning facility, the TDA retail location, the Company’s Sell Us Your Car centers, parking lots, other facilities, and equipment used in the normal course of business. Operating lease obligations were $16.5 million, with $7.3 million payable within 12 months. See "Note 12—Leases,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash used in operating activities	$(568,688)	$(355,254)	$(215,636)
Net cash used in investing activities	(104,288)	(11,329)	(3,528)
Net cash provided by financing activities	797,712	1,237,035	275,242
Net increase in cash and cash equivalents and restricted cash	124,736	870,452	56,078
Cash and cash equivalents and restricted cash at beginning of period	1,090,039	219,587	163,509
Cash and cash equivalents and restricted cash at end of period	$1,214,775	$1,090,039	$219,587

Operating Activities

Net cash flows used in operating activities increased $213.4 million, or 60.1%, from $355.3 million in 2020 to $568.7 million in 2021. The increase is primarily attributable to $167.8 million in incremental net loss after reconciling adjustments in 2021 as compared to 2020 as well as an increase in working capital, primarily related to higher inventory levels as we continue to scale our business, resulting in an increase in the use of cash of $45.6 million.

We finance substantially all our inventories with the Vehicle Floorplan Facility. In accordance with U.S. GAAP, we report all cash flows arising in connection with the Vehicle Floorplan Facility, as a financing activity in our consolidated statement of cash flows.

Investing Activities

Net cash flows used in investing activities increased $93.0 million, from $11.3 million in 2020 to $104.3 million in 2021, primarily as a result of the acquisition of the CarStory business in January 2021 which resulted in cash outflow of $75.9 million, the acquisition of short-haul and line-haul vehicles for our proprietary logistics network and an increase in capitalized software development costs.

Financing Activities

Net cash flows provided by financing activities decreased $439.3 million from $1,237.0 million in 2020 to $797.7 million in 2021. The decrease was primarily related to net proceeds of $568.0 million received upon completion of the follow-on public offering, $497.2 million received upon completion of the IPO, and $21.7 million related to the net issuance of Series H preferred stock in 2020. The decrease was partially offset by net proceeds of $608.9 million received upon issuance of the Notes as well as a net increase of $30.2 million related to our Vehicle Floorplan in 2021.

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

We believe that the accounting policies described below involve a significant degree of judgment and complexity. Accordingly, we believe these are the most critical to aid in fully understanding and evaluating our financial condition and results of operations. For further information, see “Note 2—Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Business Combinations

We account for business combinations using the acquisition method of accounting, which requires all assets acquired and liabilities assumed to be recorded at their respective fair values at the date of acquisition. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. The determination of the acquisition date fair value of the assets acquired and liabilities assumed requires significant estimates and assumptions, such as, if applicable, forecasted revenue growth rates and operating cash flows, royalty rates, customer attrition rates, obsolescence rates of developed technology, and discount rates. These estimates are inherently uncertain and subject to refinement. We use a discounted cash flow ("DCF") method under the income approach to measure the fair value of these intangible assets. Under this approach, the Company estimates future cash flows and discounts these cash flows at a rate of return that reflects the Company’s relative risk. When estimating the significant assumptions to be used in the valuation we include consideration of current industry information, market and economic trends, historical results of the acquired business and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions. We engage the assistance of valuation specialists in connection with determining fair values of assets acquired and liabilities assumed in a business combination.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. Goodwill is tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that an impairment may exist.

We have three reporting units: Ecommerce, Wholesale and TDA. In performing our annual goodwill impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing qualitative factors, we determine that it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the quantitative test is unnecessary and our goodwill is not considered to be impaired. However, if based on the qualitative assessment we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we elect to bypass the optional qualitative assessment as provided for under GAAP, we proceed with performing the quantitative impairment test.

When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit is influenced by a number of factors, inclusive of the carrying value of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, and the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of an individual reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values. The quantitative goodwill impairment test requires a determination of whether the estimated fair value of a reporting unit is less than its carrying value. We estimate the fair value of our reporting units using an income valuation approach. The income valuation approach is applied using the discounted cash flow method which requires (1) estimating future cash flows for a discrete projection period (2) estimating the terminal value, which reflects the remaining value that the reporting unit is expected to generate beyond the projection period and (3) discounting those amounts to present value at a discount rate which is based on a weighted average cost of capital that considers the relative risk of the cash flows. The income valuation approach requires the use of significant estimates and assumptions, which include revenue growth rates, future gross profit margins and operating expenses used to calculate projected future cash flows, determination of the weighted average cost of capital, and future economic and market conditions. The terminal value is based on an exit revenue multiple which requires significant assumptions regarding the selection of appropriate multiples that consider relevant market trading data. We base our estimates and assumptions on our knowledge of the automotive and ecommerce industries, our recent performance, our expectations of future performance and other assumptions we believe to be reasonable. Actual future results may differ from those estimates. A material change in the underlying assumptions could result in an impairment of goodwill. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

As of October 1, 2021, the carrying value of goodwill was $158.8 million, of which $152.9 million is allocated to the Ecommerce reporting unit. In connection with the annual goodwill impairment test as of October 1, 2021, we performed a quantitative impairment assessment for the Ecommerce reporting unit. The results of the quantitative test indicated that the fair value of the Ecommerce reporting unit exceeded carrying value and that the Ecommerce reporting unit was not at risk of failing the quantitative impairment test. A 10% decrease in the estimated fair value would not have resulted in a different conclusion. Additionally, as of December 31, 2021, we performed an interim goodwill impairment assessment due to the decline in our and comparable companies’ stock prices. As a result of the interim goodwill impairment test, management determined that the estimated fair value of the Ecommerce reporting unit exceeded its carrying value by 50% and no impairment was recorded. The quantitative interim impairment test was performed utilizing the discounted cash flow method described above. A 10% decrease in the estimated fair value at December 31, 2021 would not have resulted in a different conclusion.

No goodwill impairment was determined to exist for the years ended December 31, 2021, 2020, and 2019.

Recently Issued and Adopted Accounting Pronouncements

See “Note 2—Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate risk. We do not have material exposure to commodity risk.

Interest Rate Risk

As of December 31, 2021, we had an outstanding balance under the 2020 Vehicle Floorplan Facility of $512.8 million. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the Prime Rate, announced per annum by Ally Bank, plus 105 basis points. A hypothetical 10% change in interest rates during the year ended December 31, 2021 would result in a change to interest expense of $1.7 million.

As of December 31, 2021, we had an outstanding principal balance on our Notes of $625.0 million. As the interest rate on the Notes is fixed, we do not have exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vroom, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vroom, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Goodwill - Interim Impairment Assessment for the Ecommerce Reporting Unit

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s goodwill balance was $158.8 million as of December 31, 2021, and the goodwill associated with the Ecommerce reporting unit was $152.9 million. Goodwill is tested for impairment annually as of October 1, or whenever events or changes in circumstances indicate that an impairment may exist. As disclosed by management, the quantitative goodwill impairment test requires a determination of whether the estimated fair value of a reporting unit is less than its carrying value. Management estimates the fair value of the reporting units using an income valuation approach. The income valuation approach is applied using the discounted cash flow method which requires management to (1) estimate future cash flows for a discrete projection period, (2) estimate the terminal value, which reflects the remaining value that the reporting unit is expected to generate beyond the projection period, and (3) discount those amounts to present value at a discount rate which is based on a weighted average cost of capital that considers the relative risk of the cash flows. The income valuation approach requires the use of significant estimates and assumptions by management, relating to revenue growth rates, future gross profit margins and operating expenses used to calculate projected future cash flows, determination of the weighted average cost of capital, and future economic and market conditions. The terminal value is based on an exit revenue multiple which requires significant assumptions regarding the selection of appropriate multiples that consider relevant market trading data. An interim goodwill impairment assessment was performed as of December 31, 2021 due to the decline in the Company’s and comparable companies’ stock price. As a result of the interim goodwill impairment assessment, management determined that the estimated fair value of the Ecommerce reporting unit exceeded its carrying value and no impairment was recorded.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment for the Ecommerce reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the Ecommerce reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and the exit revenue multiple; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the Ecommerce reporting unit. These procedures also included, among others (i) testing management's process for developing the fair value of the Ecommerce reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and the exit revenue multiple. Evaluating management’s assumptions related to revenue growth rates and the exit revenue multiple involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Ecommerce reporting unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the Company’s discounted cash flow method and the reasonableness of the exit revenue multiple significant assumption.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 28, 2022

We have served as the Company’s auditor since 2016.

VROOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of
	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,132,325	$1,056,213
Restricted cash	82,450	33,826
Accounts receivable, net of allowance of $8,889 and $2,803, respectively	105,433	60,576
Inventory	726,384	423,647
Prepaid expenses and other current assets	55,700	23,617
Total current assets	2,102,292	1,597,879
Property and equipment, net	37,042	15,092
Intangible assets, net	28,207	34
Goodwill	158,817	78,172
Operating lease right-of-use assets	15,359	17,137
Other assets	25,033	15,742
Total assets	$2,366,750	$1,724,056
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52,651	$32,925
Accrued expenses	121,508	59,405
Vehicle floorplan	512,801	329,231
Deferred revenue	75,803	24,822
Operating lease liabilities, current	6,889	6,052
Other current liabilities	57,604	30,275
Total current liabilities	827,256	482,710
Convertible senior notes	610,618	—
Operating lease liabilities, excluding current portion	9,592	12,093
Other long-term liabilities	4,090	2,151
Total liabilities	1,451,556	496,954
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 137,092,891 and 134,043,969 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	135	132
Additional paid-in-capital	2,063,841	2,004,841
Accumulated deficit	(1,148,782)	(777,871)
Total stockholders’ equity	915,194	1,227,102
Total liabilities and stockholders’ equity	$2,366,750	$1,724,056

See accompanying notes to these consolidated financial statements.

VROOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Retail vehicle, net	$2,583,417	$1,072,551	$952,910
Wholesale vehicle	498,981	245,580	213,464
Product, net	88,824	38,195	23,708
Other	13,033	1,374	1,739
Total revenue	3,184,255	1,357,700	1,191,821
Cost of sales	2,982,156	1,286,155	1,133,962
Total gross profit	202,099	71,545	57,859
Selling, general and administrative expenses	547,823	245,546	184,988
Depreciation and amortization	12,891	4,598	6,019
Loss from operations	(358,615)	(178,599)	(133,148)
Interest expense	21,948	9,656	14,596
Interest income	(10,341)	(5,896)	(5,607)
Revaluation of preferred stock warrant	—	20,470	769
Other income, net	(65)	(114)	(96)
Loss before provision for income taxes	(370,157)	(202,715)	(142,810)
Provision for income taxes	754	84	168
Net loss	$(370,911)	$(202,799)	$(142,978)
Accretion of redeemable convertible preferred stock	$—	$—	$(132,750)
Net loss attributable to common stockholders	$(370,911)	$(202,799)	$(275,728)
Net loss per share attributable to common stockholders, basic and diluted	$(2.72)	$(2.76)	$(32.04)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	136,429,791	73,345,569	8,605,962

See accompanying notes to these consolidated financial statements.

VROOM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2018	66,825,300	$519,100	8,571,386	$8	$—	$(296,874)	$(296,866)
Stock-based compensation	—	$—	—	$—	$2,756	$—	$2,756
Exercise of stock options	—	—	135,950	—	466	—	466
Vesting of restricted stock awards	—	—	623,832	—	1,344	—	1,344
Repurchase of common stock	—	—	(680,246)	—	(4,566)	(1,258)	(5,824)
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	16,743,328	222,482	—	—	—	—	—
Accretion of redeemable convertible preferred stock	—	132,750	—	—	—	(132,750)	(132,750)
Net loss	—	—	—	—	—	(142,978)	(142,978)
Balance at December 31, 2019	83,568,628	$874,332	8,650,922	$8	$—	$(573,860)	$(573,852)
Issuance of common stock	—	$—	183,870	$—	$2,127	$—	$2,127
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	1,964,766	26,714	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(85,533,394)	(901,046)	85,533,394	86	900,960	—	901,046
Conversion of redeemable convertible preferred stock warrant to common stock warrant	—	—	—	—	21,873	—	21,873
Issuance of common stock in IPO, net of offering costs	—	—	24,437,500	24	496,486	—	496,510
Issuance of common stock in follow-on public offering, net of offering costs	—	—	10,800,000	11	567,941	—	567,952
Repurchase of common stock	—	—	(200,000)	—	(606)	(1,212)	(1,818)
Vesting of restricted stock awards	—	—	3,249,346	2	3,381	—	3,383
Stock-based compensation	—	—	—	—	13,254	—	13,254
Exercise of stock options	—	—	598,406	1	2,340	—	2,341
Exercise of common stock warrants	—	—	636,112	—	—	—	—
Vesting of restricted stock units	—	—	237,334	—	—	—	—
Common stock shares withheld to satisfy employee tax withholding obligations	—	—	(82,915)	—	(2,915)	—	(2,915)
Net loss	—	—	—	—	—	(202,799)	(202,799)
Balance at December 31, 2020	—	$—	134,043,969	$132	$2,004,841	$(777,871)	$1,227,102
Issuance of common stock for CarStory acquisition	—	$—	1,066,444	$1	$38,810	$—	$38,811
Fair value of unvested stock options assumed in CarStory acquisition	—	—	—	—	1,017	—	1,017
Stock-based compensation	—	—	—	—	13,409	—	13,409
Exercise of stock options	—	—	1,409,004	2	5,764	—	5,766
Vesting of restricted stock units	—	—	573,474	—	—	—	—
Net loss	—	—	—	—	—	(370,911)	(370,911)
Balance at December 31, 2021	—	$—	137,092,891	$135	$2,063,841	$(1,148,782)	$915,194

See accompanying notes to these consolidated financial statements.

VROOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(370,911)	$(202,799)	$(142,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,215	4,654	6,157
Amortization of debt issuance costs	2,872	938	357
Stock-based compensation expense	13,409	13,254	2,756
Provision to record inventory at lower of cost or net realizable value	9,471	6,588	2,682
Revaluation of preferred stock warrant	—	20,470	769
Other	9,619	2,375	2,609
Changes in operating assets and liabilities:
Accounts receivable	(53,206)	(32,068)	(18,430)
Inventory	(312,208)	(224,489)	(92,877)
Prepaid expenses and other current assets	(32,452)	(9,117)	(3,935)
Other assets	(9,172)	(4,556)	(3,487)
Accounts payable	19,321	14,066	4,035
Accrued expenses	61,170	28,431	10,131
Deferred revenue	50,943	7,499	10,902
Other liabilities	29,241	19,500	5,673
Net cash used in operating activities	(568,688)	(355,254)	(215,636)
Investing activities
Purchase of property and equipment	(28,413)	(11,329)	(3,528)
Acquisition of business, net of cash acquired	(75,875)	—	—
Net cash used in investing activities	(104,288)	(11,329)	(3,528)
Financing activities
Repayments of long-term debt and debt extinguishment costs	—	—	(25,685)
Proceeds from vehicle floorplan	2,713,350	1,242,736	992,179
Repayments of vehicle floorplan	(2,529,780)	(1,086,966)	(914,200)
Proceeds from issuance of convertible senior notes	625,000	—	—
Issuance costs paid for convertible senior notes	(16,129)	—	—
Proceeds from the issuance of redeemable convertible preferred stock, net	—	21,694	227,502
Repurchase of common stock	—	(1,818)	(5,824)
Common stock shares withheld to satisfy employee tax withholding obligations	—	(2,915)	—
Proceeds from the issuance of common stock in connection with IPO, net of underwriting discount	—	504,024	—
Payments of costs related to IPO	—	(6,791)	(723)
Proceeds from the issuance of common stock in connection with follow-on public offering, net of underwriting discount	—	569,471	—
Payments of costs related to follow-on public offering	—	(1,519)	—
Proceeds from exercise of stock options	5,766	2,341	1,810
Other financing activities	(495)	(3,222)	183
Net cash provided by financing activities	797,712	1,237,035	275,242
Net increase in cash, cash equivalents and restricted cash	124,736	870,452	56,078
Cash, cash equivalents and restricted cash at the beginning of period	1,090,039	219,587	163,509
Cash, cash equivalents and restricted cash at the end of period	$1,214,775	$1,090,039	$219,587

(Continued on following page)

VROOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,964	$8,540	$12,607
Cash paid for income taxes	$403	$163	$157
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for CarStory acquisition	$38,811	$—	$—
Fair value of unvested stock options assumed for acquisition of business	$1,017	$—	$—
Accretion of redeemable convertible preferred stock	$—	$—	$132,750
Series H preferred stock issuance costs included in accrued expenses	$—	$—	$5,020
Costs related to IPO included in accrued expenses and accounts payable	$—	$—	$1,703
Conversion of redeemable convertible preferred stock warrant to common stock warrant	$—	$21,873	$—
Issuance of common stock as upfront payment to nonemployee	$—	$2,127	$—
Accrued property and equipment expenditures	$760	$97	$200

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

As of December 31, 2021, the Company is organized into three reportable segments: Ecommerce, Wholesale, and TDA. The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform and fees earned on sales of value-added products associated with those vehicles sales. The Wholesale reportable segment represents sales of used vehicles through wholesale channels. The TDA reportable segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicles sales.

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

Initial Public Offering

The Company closed its IPO on June 11, 2020 in which it sold 24,437,500 shares of common stock at the public offering price of $22.00 per share, including 3,187,500 shares sold pursuant to exercise by the underwriters of their option to purchase additional shares. The Company received proceeds of $504.0 million from the IPO, net of the underwriting discount and before deducting offering expenses of $7.5 million. In addition, in accordance with their terms and consistent with the conversion rates discussed in Note 13 - Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), all shares of the Company’s outstanding redeemable convertible preferred stock were automatically converted into common stock upon the closing of the IPO.

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

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the years ended December 31, 2021, 2020, and 2019. Accordingly, net loss and comprehensive loss are the same for the periods presented.

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

Restricted Cash

Restricted cash includes cash deposits required under letter of credit agreements as explained in Note 11 – Commitments and Contingencies and cash deposits required under the Company’s 2020 Vehicle Floorplan Facility as explained in Note 9 – Vehicle Floorplan Facilities. Additionally, as of December 31, 2021, restricted cash also includes $30.0 million of cash deposits required under a cash collateral agreement with one of the Company's preferred lenders.

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

Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives of the assets:

Equipment	3 to 15 years
Furniture and fixtures	3 to 15 years
Logistics fleet	5 to 7 years
Leasehold improvements	Lesser of useful life or lease term
Internal-use software	3 to 5 years

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

Additionally, the Company capitalizes implementation costs incurred in a cloud computing arrangement that is a service contract. The capitalized implementation costs related to a cloud computing arrangement are amortized over the term of the arrangement. Capitalized implementation costs are included in “Other assets” in the consolidated balance sheet and are amortized over the terms of the arrangements, which range between 2 and 10 years.

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. Goodwill is tested for impairment annually as of October 1 or whenever events or changes in circumstances indicate that an impairment may exist.

The Company has three reporting units: Ecommerce, Wholesale, and TDA. In performing its annual goodwill impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is not considered to be impaired. However, if based on the

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

qualitative assessment the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the optional qualitative assessment as provided for under U.S. GAAP, the Company proceeds with performing the quantitative impairment test.

As of October 1, 2021, the carrying value of the Company's goodwill was $158.8 million, of which $152.9 million is allocated to the Ecommerce reporting unit. In connection with its annual goodwill impairment test as of October 1, 2021, the Company performed a quantitative impairment assessment for its Ecommerce reporting unit. The results of the quantitative test indicated that the fair value of the Ecommerce reporting unit exceeded carrying value. The quantitative impairment test was performed utilizing the discounted cash flow method described above. Additionally, as of December 31, 2021 an interim goodwill impairment assessment was performed due to the decline in the Company's and comparable companies stock prices. As a result of the interim goodwill impairment test, the Company determined that the estimated fair value of the Ecommerce reporting unit exceeded its carrying value and no impairment was recorded.

No goodwill impairment was determined to exist for the years ended December 31, 2021, 2020, and 2019.

The Company's intangible assets are amortized on a straight-line basis over the following estimated useful lives:

Developed technology	5 years
Trademarks	8 years
Customer relationships	8 years

The Company periodically reassesses the useful lives of its definite-lived intangible assets when events or circumstances indicate that useful lives have significantly changed from the previous estimate.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as for operating loss and tax credit carry forwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which the Company expects to recover or settle those temporary differences. The Company recognizes the effect of a change in tax rates on deferred tax assets and liabilities in the results of operations in the period that includes the enactment date. The Company reduces the measurement of a deferred tax asset, if necessary, by a valuation allowance if it is more likely than not that the Company will not realize some or all of the deferred tax asset. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based upon technical merits, it is more likely than not that the position will be sustained upon examination. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense.

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for stock awards based on the fair value of those awards at the date of grant over the requisite service period. The Company accounts for forfeitures as they occur. For awards earned based on performance or upon occurrence of a contingent event, if the award is deemed probable of being earned, related compensation expense is recorded over the estimated service period. If an award is not considered probable of being earned, no amount of stock-based compensation is recognized. To the extent the estimate of awards considered probable of being earned changes, the amount of stock-based compensation recognized will also change.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the Black-Scholes-Merton (“Black-Scholes”) option pricing model to determine the fair value of its stock options. Estimating the fair value of stock options requires the input of subjective assumptions, including the estimated fair value of the Company’s common stock, the expected life of the options, stock price volatility, which is determined based on the historical volatilities of several publicly listed peer companies as the Company has only a short trading history for its common stock, the risk-free interest rate and expected dividends. The assumptions used in the Company’s Black-Scholes option-pricing model represent management’s best estimates and involve a number of variables, uncertainties and assumptions and the application of management’s judgment, as they are inherently subjective.

Business Combinations

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. The Company will continue to collect information and reevaluate these estimates and assumptions quarterly and record any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments will be recorded to the Company’s consolidated statement of operations.

Advertising

Advertising costs are expensed as incurred and are included within “Selling, general and administrative expenses” in the consolidated statements of operations. Advertising expenses were $125.5 million, $62.4 million, and $49.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Shipping and Handling

Logistics costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility are included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfill contracts with customers and are included in “Selling, general and administrative expenses” in the consolidated statements of operations and were $85.8 million, $30.3 million, and $14.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

For the years ended December 31, 2021, 2020, and 2019, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of December 31, 2021 and 2020.

Liquidity

The Company has had negative cash flows and losses from operations since inception and expects to incur additional losses in the future. The Company closed its IPO on June 11, 2020, in which it received proceeds of $504.0 million, net of the underwriting discount and before deducting offering expenses of $7.5 million. Additionally, the Company closed its follow-on public offering on September 15, 2020 in which it received proceeds of $569.5 million, net of the underwriting discount and before deducting offering expenses of $1.5 million.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2021, the Company issued $625.0 million aggregate principal amount of 0.75% unsecured Convertible Senior Notes due 2026. Refer to Note 10 – Convertible Senior Notes for further discussion.

The Company has a Vehicle Floorplan Facility with a borrowing capacity of $700.0 million as of December 31, 2021. Refer to Note 9 – Vehicle Floorplan Facilities for further discussion.

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

The accretion of the Company’s redeemable convertible preferred stock (refer to Note 13) for the year ended December 31, 2019 has been presented as an increase to net loss to determine net loss attributable to common stockholders.

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

The Company accounts for the issuance of its common stock under the RA agreement in accordance with ASC 718, Compensation – Stock Compensation, including the provisions that apply to share-based payments issued to nonemployees for goods or services. The Company determined that the grant date was May 15, 2020, for both the upfront shares issued and the additional shares that potentially are to be issued based on sales volume through the Rocket Auto platform. The fair value of the Company’s common stock on the grant date was determined to be $11.57 per share. The grant date fair value of the upfront shares issued was initially recognized as an asset within “Other assets” in the consolidated balance sheet, which will subsequently be amortized within “Selling, general and administrative expenses” over the term of the RA agreement commencing on the launch date. The grant date fair value of the potential shares to be issued will be recognized within “Selling, general and administrative expenses” as sales of Vroom’s inventory associated with the Rocket Auto platform occur and such shares are earned.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance including the elimination of certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The Company adopted the guidance on January 1, 2021 which did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the issuer’s accounting for convertible debt instruments and amended certain guidance related to the computation of earnings per share for convertible instruments and contracts in an entity’s own equity. The Company early adopted the new guidance effective January 1, 2021. There was no impact on the date of adoption. During the year ended December 31, 2021, the Company issued convertible notes. Refer to Note 10 – Convertible Senior Notes for further discussion.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company receives payment for used vehicle sales directly from the customer at the time of sale or from third-party financial institutions within a short period of time following the sale if the customer obtains financing. Payments received prior to delivery or pick-up at the TDA retail location of used vehicles are recorded as “Deferred revenue” within the consolidated balance sheets.

The Company offers a return program for used vehicle sales and establishes a provision for estimated returns based on historical information and current trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with an asset recorded in “Prepaid expenses and other current assets” and a refund liability recorded in “Other current liabilities.”

Wholesale Vehicle Revenue

The Company sells vehicles that do not meet its retail sales criteria through wholesale channels. Vehicles sold through wholesale channels are acquired from customers who trade-in their vehicles when making a purchase from the Company, from customers who sell their vehicles to the Company in straight-buy transactions, and from liquidation of vehicles previously listed for retail sale. The transaction price for wholesale vehicles is a fixed amount. The Company satisfies its performance obligation and recognizes revenue for wholesale vehicle sales at a point in time when the vehicle is sold. The transaction price is typically due and collected within a short period of time following the vehicle sales.

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

A portion of the fees earned on these products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

chargeback experience. The Company updates its estimates at each reporting date. As of December 31, 2021 and 2020, the Company’s reserve for chargebacks was $9.6 million and $3.8 million, respectively, of which $5.5 million and $1.7 million, respectively, are included within “Accrued expenses” and $4.1 million and $2.1 million, respectively, are included in “Other long-term liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to revenues in the period identified. As of December 31, 2021 and 2020, the Company recognized $17.9 million and $11.5 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, of which $0.9 million and $0.8 million, respectively, are included within “Prepaid expenses and other current assets” and $17.0 million and $10.7 million, respectively, are included within “Other assets.”

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

4. Acquisition

On January 7, 2021, the Company completed the acquisition of 100% of Vast Holdings, Inc. (d/b/a CarStory), a leader in AI-powered analytics and digital services for automotive retail. Leveraging its machine learning, CarStory brings predictive market data to the Company’s national ecommerce and vehicle operations platform. The Company expects CarStory to continue to offer its digital retailing services to dealers, automotive financial services companies and others in the automotive industry. The financial results of CarStory were included in the consolidated financial statements from the date of acquisition. The transaction costs associated with its acquisition were not material for the year ended December 31, 2021. Pro forma results of operations have not been presented as the effect of this acquisition was not material to the consolidated financial statements.

The fair value of the consideration transferred was approximately $116.6 million, inclusive of immaterial measurement period adjustments, and consisted of the following (in thousands):

Fair Value
Cash	$76,740
Common stock issued (1)	38,811
Fair value of unvested stock options assumed (2)	1,017
Total	$116,568

(1)
The Company issued 1,066,444 shares of common stock, net of 5,673 shares cancelled to satisfy working capital adjustment,. The fair value of common stock was determined based on the closing market price on the date of acquisition discounted for a lack of marketability of 10.0% to account for the 180 day lock up period.
(2)
The fair value of the unvested stock options assumed by the Company was determined using the Black-Scholes option pricing model. The share conversion ratio of 0.0392 was applied to convert CarStory’s outstanding equity awards for CarStory's common stock into equity awards for shares of the Company's common stock.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the identified assets acquired and liabilities assumed as of the acquisition date, inclusive of immaterial measurement period adjustments which were finalized in the year ended December 31, 2021 (in thousands):

Fair Value
Cash and cash equivalents	$865
Accounts receivable, prepaid expenses and other current assets	1,330
Property and equipment and other assets	371
Intangible Assets	34,300
Goodwill	80,645
Current liabilities	(943)
Net assets acquired	$116,568

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes. Goodwill is primarily attributable to the workforce of the acquired business and benefits related to expanded market opportunities from integrating CarStory's technology with the Company's ecommerce offerings. All of the goodwill was assigned to the ecommerce reporting unit.

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

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair value of the intangible assets acquired was determined using a discounted cash flow ("DCF") method under the income approach. Under this approach, the Company estimates future cash flows and discounts these cash flows at a rate of return that reflects the Company’s relative risk.

5. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2021	2020
Vehicles	$724,542	$421,458
Parts and accessories	1,842	2,189
Total inventory	$726,384	$423,647

As of December 31, 2021 and 2020, “Inventory” includes an adjustment of $22.4 million and $12.9 million, respectively, to record the balances at the lower of cost or net realizable value.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Equipment	$1,011	$1,061
Furniture and fixtures	2,244	1,746
Logistics fleet	22,810	4,303
Leasehold improvements	7,161	7,068
Internal-use software	18,423	10,552
Other	5,811	3,696
	57,460	28,426
Accumulated depreciation and amortization	(20,418)	(13,334)
Property and equipment, net	$37,042	$15,092

Depreciation and amortization expense was $7.1 million, $4.1 million, and $2.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. Depreciation and amortization expense of $0.3 million, $0.1 million, and $0.1 million was included within “Cost of sales” in the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019, respectively.

Implementation costs capitalized and accumulated amortization related to the Company’s cloud computing arrangements were $8.1 million and $2.4 million as of December 31, 2021, respectively, and $3.6 million and $1.0 million as of December 31, 2020, respectively, and were included within “Other assets” in the consolidated balance sheets. Amortization expense of $1.4 million, $0.7 million, and $0.3 million was included within “Selling, general and administrative expenses” in the consolidated statements of operations for the years ended December 31, 2021, 2020, and 2019, respectively.

7. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the carrying value of goodwill by reporting unit for the years ended December 31, 2021 and 2020 (in thousands):

	Ecommerce	Wholesale	TDA	Total
Balance as of December 31, 2019	$72,231	$1,720	$4,221	$78,172
Change in carrying amount	—	—	—	—
Balance as of December 31, 2020	$72,231	$1,720	$4,221	$78,172
Balance as of December 31, 2020	$72,231	$1,720	$4,221	$78,172
Acquisition	80,645	—	—	80,645
Balance as of December 31, 2021	$152,876	$1,720	$4,221	$158,817

Refer to Note 4 – Acquisition for more information related to the acquisition that occurred in the year ended December 31, 2021.

There have been no accumulated impairment charges as of December 31, 2021 and 2020.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed Technology	$25,700	$(5,043)	$20,657	$—	$—	$—
Trademarks	5,240	(673)	4,567	40	(27)	13
Customer Relationships	3,400	(417)	2,983	—	—	—
Other	252	(252)	—	252	(231)	21
Total intangible assets	$34,592	$(6,385)	$28,207	$292	$(258)	$34

Refer to Note 4 – Acquisition for more information related to the acquisition that occurred in the year ended December 31, 2021.

Amortization expense for intangible assets was $6.1 million, $0.5 million, and $3.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The estimated amortization expense for intangible assets subsequent to December 31, 2021, consists of the following (in thousands):

Year Ending December 31:
2022	$6,220
2023	6,215
2024	6,215
2025	6,215
2026	1,172
Thereafter	2,170
$28,207

8. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued marketing expenses	$17,546	$9,106
Vehicle related expenses	36,459	13,062
Sales taxes	39,163	15,443
Accrued compensation and benefits	16,150	5,749
Accrued professional services	4,225	4,890
Other	7,965	11,155
Total accrued expenses	$121,508	$59,405

The Company’s other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Vehicle payable	$30,647	$25,086
Reserve for estimated returns	26,522	5,058
Other	435	131
Total other current liabilities	$57,604	$30,275

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Vehicle Floorplan Facilities

In March 2020, the Company entered into a new vehicle floorplan facility with Ally Bank and Ally Financial (the “2020 Vehicle Floorplan Facility”). The 2020 Vehicle Floorplan Facility provided a committed credit line of up to $450.0 million and was amended in October 2020 to extend the maturity date to September 30, 2022. The amount of credit available is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by the Company within the immediately preceding three-month period.

Outstanding borrowings related to the 2020 Vehicle Floorplan Facility are due as the vehicles financed are sold, or in any event, on the maturity date. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the 1-Month LIBOR rate applicable in the immediately preceding month plus a spread of 425 basis points. The 2020 Vehicle Floorplan Facility is collateralized by the Company’s vehicle inventory and certain other assets and the Company is subject to covenants that require it to maintain a certain level of equity in the vehicles that are financed, to maintain at least 7.5% of the outstanding borrowings in cash and cash equivalents, and to maintain 10% of the daily floorplan principal balance outstanding on deposit with Ally Bank. The Company is required to pay an availability fee each quarter on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined. Cash deposits required under the Company's 2020 Vehicle Floorplan of $50.6 million and $31.6 million are classified as "Restricted cash" within the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

In December 2021, the Company further amended its 2020 Vehicle Floorplan Facility to increase the committed credit line from $450.0 million to $700.0 million. The amendment updated the interest rate to the Prime Rate, announced per annum by Ally Bank, plus 105 basis points. The Company was required to pay an upfront commitment fee upon execution of the amendment. As of December 31, 2021, the borrowing capacity of the 2020 Vehicle Floorplan Facility was $700.0 million, of which $187.2 million was unutilized. In February 2022, the Company amended its 2020 Vehicle Floorplan Facility to extend the maturity date to March 31, 2023 and was required to pay an upfront commitment fee upon execution of the amendment.

As of December 31, 2021 and 2020, outstanding borrowings on the vehicle floorplan facilities were $512.8 million and $329.2 million, respectively.

Interest expense incurred by the Company for the vehicle floorplan facilities was $17.7 million, $9.7 million, and $10.4 million for the years ended December 31, 2021, 2020, and 2019, respectively, which are recorded within “Interest expense” in the consolidated statements of operations. The weighted average interest rate on the vehicle floorplan borrowings was 4.30% and 4.39% as of December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company was in compliance with all covenants related to the vehicle floorplan facilities.

In connection with the vehicle floorplan facilities, the Company entered into credit balance agreements with Ally Bank and Ally Financial that permit the Company to deposit cash with the bank for the purpose of reducing the amount of interest payable for borrowings. Interest credits earned by the Company were $10.1 million, $5.4 million, and $5.1 million for the years ended December 31, 2021, 2020, and 2019, respectively, which are recorded within “Interest income” in the consolidated statements of operations.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the year ended December 31, 2021, the conditions allowing holders of the Notes to convert were not met.

The Company accounts for the Notes as a single liability-classified instrument measured at amortized cost. As of December 31, 2021, the unamortized debt discount and debt issuance costs was $14.4 million and the net carrying value was $610.6 million. The total estimated fair value of the Notes as of December 31, 2021 was approximately $386.1 million. The fair value was determined using actual bids and offer prices of the Notes in markets that are not active and is classified within Level 2 of the fair value hierarchy.

The Notes were issued at par value and fees associated with the issuance of these Notes are amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense for the year ended December 31, 2021 was $4.3 million. The effective interest rate of the Notes is 1.3%.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 2, 2021, the court consolidated Rainey and Salli under the case caption In re Vroom, Inc. Shareholder Derivative Litigation, Case No. 21-cv-6933, approved the parties’ stipulation that the case would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. On January 28, 2022, a similar purported shareholder derivative lawsuit captioned McDonough v. Hennessy et al., Case No. 22-cv-752, was filed against the Company (as a nominal defendant only) and certain of our directors and officers in the U.S. District Court for the Southern District of New York, alleging breach of fiduciary duty and breach of various provisions of the Exchange Act. The lawsuit is based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. On February 1, 2022, a similar purported shareholder derivative lawsuit captioned Yunayev v. Hennessy et al., Case No. 22-cv-862, was filed against the Company (as a nominal defendant only) and certain of our directors and officers in the U.S. District Court for the Southern District of New York, alleging breach of fiduciary duty and breach of various provisions of the Exchange Act. The lawsuit is based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. The McDonough and Yunayev suits are in preliminary stages and there have been no substantive developments in either matter.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit

The Company obtained stand-by letters of credit to satisfy conditions under three lease agreements. The Company was required to maintain a cash deposit of $1.8 million and $2.2 million with the financial institution that issued the stand-by letters of credit, which is classified as “Restricted cash” within the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

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

12. Leases

The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, the Company’s reconditioning facility, the TDA retail location, the Company’s Sell Us Your Car centers, parking lots, other facilities and equipment used in the normal course of business. The real estate leases have terms ranging from six months to eight years. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

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

Lease term and discount rate

The weighted-average remaining lease term and discount rate for the Company’s operating leases, excluding short-term operating leases, were 2.7 years and 3.4% as of December 31, 2021, respectively, and 3.5 years and 3.4% as of December 31, 2020, respectively.

As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the discount rates used to determine the present value of the Company’s lease liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The Company

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Lease costs and activity

The Company’s lease costs and activity for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Lease Cost
Operating lease cost	$6,919	$5,503
Short-term lease cost	1,660	350
Variable lease cost	2,921	1,915
Sublease income	(196)	(445)
Net lease cost	$11,304	$7,323

	Year Ended December 31,
	2021	2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,806	$5,524
Right-of-use assets obtained in exchange for operating lease liabilities	$1,599	$4,600

Maturity of Lease Liabilities

The maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s consolidated balance sheet as of December 31, 2021 were as follows (in thousands):

2022	7,294
2023	5,404
2024	3,505
2025	1,034
2026	12
Thereafter	-
Total lease payments	17,249
Less: interest	(768)
Present value of lease liabilities	$16,481

Operating lease liabilities, current	$6,889
Operating lease liabilities, noncurrent	9,592
Total operating lease liabilities	$16,481

In accordance with ASC Topic 840, rent expense was $7.2 million for the year ended December 31, 2019. Certain of the Company’s lease agreements contain escalation clauses, and accordingly, the Company records the rent expense on a straight-line basis over the lease term.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Redeemable Convertible Preferred Stock and Stockholders’ Equity

Redeemable Convertible Preferred Stock

On January 8, 2020, the Company issued and sold an aggregate of 1,964,766 shares of Series H Preferred Stock in exchange for gross proceeds of $26.7 million. The proceeds were used for general corporate purposes and business development.

Immediately upon closing of the IPO, the Company’s outstanding shares of preferred stock were automatically converted into an aggregate of 85,533,394 shares of the Company’s common stock. On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of December 31, 2021, there was no preferred stock issued or outstanding.

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

14. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 3,019,108 shares of the Company’s common stock, (ii) up to 4% of an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. As of December 31, 2021, there were 2,777,619 shares available for future issuance under the 2020 Plan.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2020	5,617,568	$4.35	7.33
Granted	72,578	4.97
Exercised	(1,409,004)	4.09
Forfeited / cancelled	(204,600)	5.73
Outstanding as of December 31, 2021	4,076,542	$4.39	6.24
Vested and exercisable as of December 31, 2020	3,449,606	$3.83	6.74
Vested and exercisable as of December 31, 2021	2,964,534	$4.04	5.81

The Company recognized $2.2 million, $2.2 million, and $2.6 million of stock-based compensation expense related to stock options for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, the Company had $2.5 million and $3.5 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.7 years and 2.2 years, respectively.

The aggregate intrinsic value of options exercised during the year ended December 31, 2021 was $48.2 million, and the aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2021 was $26.1 million and $20.0 million, respectively.

RSUs

The following table summarizes activity for restricted stock units (“RSUs”) for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2020	2,235,442	$11.46
Granted	794,833	34.65
Vested	(573,474)	12.53
Forfeited / cancelled	(186,988)	20.24
Unvested and outstanding as of December 31, 2021	2,269,813	$24.69

The Company recognized $11.2 million, $10.9 million, and $0.1 million of stock-based compensation expense related to RSUs for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, the Company had $21.7 million and $15.4 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.1 years and 1.8 years, respectively.

In February 2020, the Company granted 367,782 RSUs to its chief executive officer that vest upon the achievement of performance-based conditions for the performance period ending December 31, 2022. The award was modified in April 2021 to amend the performance-based conditions to Gross Profit and EBITDA targets. In April 2021, the Company granted an additional 48,881 RSUs to its chief executive officer that vest upon the achievement of Gross Profit and EBITDA targets for the performance period ending December 31, 2023. As of December 31, 2021, the awards were not considered probable of being earned and no stock-based compensation expense was recognized.

Certain of the Company’s RSU grants are subject to acceleration upon a change of control and termination within 12 months, and upon death, disability, retirement and certain “good leaver” circumstances.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Financial Instruments and Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$601,807	$—	$—	$601,807
Commercial Paper	—	149,974	—	149,974
Total financial assets	$601,807	$149,974	$—	$751,781

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$814,681	$—	$—	$814,681
Total financial assets	$814,681	$—	$—	$814,681

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

Fair Value of Financial Instruments

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The carrying value of the 2020 Vehicle Floorplan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period. Refer to Note 10 – Convertible Senior Notes for further discussion related to the fair value of the Company's convertible debt issuance.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities acquired as part of a business combination are recorded at fair value on a nonrecurring basis. Refer to Note 4 – Acquisition for additional information.

16. Segment Information

The Company has three reportable segments: Ecommerce, Wholesale, and TDA. No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise wide group basis. Accordingly, the Company does not report segment asset information. As of December 31, 2021, 2020, and 2019, long-lived assets were predominantly located in the United States.

The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales. The Wholesale reportable segment represents sales of used vehicles through wholesale channels. The TDA reportable segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales. Revenues within the "All Other" category consist of the CarStory business and vehicle repair services at TDA.

Information about the Company’s reportable segments are as follows (in thousands):

	Year Ended December 31, 2021
	Ecommerce	Wholesale	TDA	All Other	Total
Revenues from external customers	$2,442,369	$498,981	$229,872	$13,033	$3,184,255
Gross profit	$164,746	$18,120	$11,907	$7,326	$202,099

	Year Ended December 31, 2020
	Ecommerce	Wholesale	TDA	All Other (1)	Total
Revenues from external customers	$915,451	$245,580	$195,295	$1,374	$1,357,700
Gross profit	$60,861	$(1,432)	$11,677	$439	$71,545

	Year Ended December 31, 2019
	Ecommerce	Wholesale	TDA	All Other (1)	Total
Revenues from external customers	$588,114	$213,464	$388,504	$1,739	$1,191,821
Gross profit	$32,127	$340	$24,661	$731	$57,859

(1)
The Company reclassified other revenue and other gross profit related to the vehicle repair service at TDA from the TDA reportable segment to the "All Other" category to conform with current year presentation.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between reportable segment gross profit to consolidated loss before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Reconciliation to consolidated total revenue
Total reportable segment revenue	$3,171,222	$1,356,326	$1,190,082
All Other revenues	13,033	1,374	1,739
Consolidated total revenue	$3,184,255	$1,357,700	$1,191,821
Reconciliation to consolidated loss before provision for income taxes
Total reportable segment gross profit	$194,773	$71,106	$57,128
All Other gross profit	7,326	439	731
Selling, general and administrative expenses	547,823	245,546	184,988
Depreciation and amortization	12,891	4,598	6,019
Interest expense	21,948	9,656	14,596
Interest Income	(10,341)	(5,896)	(5,607)
Revaluation of preferred stock warrant	—	20,470	769
Other income, net	(65)	(114)	(96)
Consolidated loss before provision for income taxes	$(370,157)	$(202,715)	$(142,810)

17. Income Taxes

Income Tax Provision

Domestic and foreign pretax income (loss) are as follows for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(370,640)	$(202,715)	$(142,810)
Foreign	483	—	—
Total	$(370,157)	$(202,715)	$(142,810)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State and local	679	84	168
Foreign	75	—	—
Total current tax expense	754	84	168
Deferred tax (benefit):
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	—
Total deferred tax (benefit)	—	—	—
Provision for income taxes	$754	$84	$168

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Rate Reconciliation

The Company’s effective tax rate for the years ended December 31, 2021, 2020, and 2019 was (0.20)%, (0.04)%, and (0.12)%, respectively.

A reconciliation of the provision for income taxes at the statutory rate to the amount reflected in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income taxes at statutory rate	$(77,733)	$(42,570)	$(29,990)
State income taxes, net of federal benefit	(8,251)	(5,417)	(1,096)
Foreign Rate Differential	(26)	—	—
Permanent differences	(4,800)	1,264	772
Change in valuation allowance	94,158	46,901	30,051
Other	(2,594)	(94)	431
Provision for income taxes	$754	$84	$168

Deferred Tax Assets (Liabilities)

The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statements and the income tax basis of assets and liabilities. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that certain deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those specific jurisdictions prior to the dates on which such net operating losses expire. The Company maintained a full valuation allowance against its net deferred tax assets for December 31, 2021 and 2020 because the Company has determined that is it more likely than not that these assets will not be fully realized based on a current evaluation of expected future taxable income and the Company is in a cumulative loss position. As of December 31, 2021 and 2020 the valuation allowance balance was $216.0 million and $121.9 million, respectively.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$203,170	$102,252
Inventory reserves	12,278	12,409
Stock-based compensation	3,617	3,119
Accrued Expense	75	1,456
Right of Use Asset	3,821	4,175
Allowance for Doubtful Accounts	2,592	1,809
Other	1,905	836
Total deferred tax assets	227,458	126,056
Less: valuation allowance	(216,017)	(121,859)
Net deferred tax assets	11,441	4,197
Deferred tax liabilities:
Intangible amortization	(6,793)	(225)
Depreciation	(1,088)	(29)
Lease Liability	(3,560)	(3,943)
Net deferred tax liabilities	(11,441)	(4,197)
Net deferred income taxes	$—	$—

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Losses

As of December 31, 2021, the Company had total net operating loss carryforwards for U.S. federal income tax purposes of $893.4 million, of which $165.2 million expire from 2028 through 2042 and $728.2 million do not expire. The Company has net operating loss carryforwards for state income tax purposes of $237.8 million, which expire from 2034 through 2040.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2015 and prior. The company is not currently under audit for any US federal or state income tax audits.

The Internal Revenue Code (IRC) Section 382 provides for a limitation of the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the IRC Section 382) that limits the Company’s ability to utilize these carryforwards. The Company completed a Section 382 study to determine the applicable limitation, if any. It was determined that the Company has undergone four ownership changes the most recent of which was April 2021. These changes will substantially limit the use of the net operating losses generated before the change in control.

The Company acquired Vast Holdings, Inc. on January 7, 2021 in a stock acquisition, refer to Note 4 – Acquisition for additional information. The NOLs and other tax attributes acquired will be subject to Section 382 limitations. The Company is in the process of determining the amount of attributes that will be available for use.

Uncertain Tax Positions

The Company has not identified any uncertain tax positions as of December 31, 2021 or 2020. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

18. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2021	2020	2019
Net loss	$(370,911)	$(202,799)	$(142,978)
Accretion of redeemable convertible preferred stock	—	—	(132,750)
Net loss attributable to common stockholders	$(370,911)	$(202,799)	$(275,728)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	136,429,791	73,345,569	8,605,962
Net loss per share attributable to common stockholders, basic and diluted	$(2.72)	$(2.76)	$(32.04)

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Convertible senior notes	11,158,722	—	—
Stock options	4,076,542	5,617,568	6,110,000
Restricted stock units	1,853,150	1,867,660	408,000
Redeemable convertible preferred stock	—	—	83,568,628
Warrants	—	—	161,136
Restricted stock awards	—	—	3,249,382
Total	17,088,414	7,485,228	93,497,146

19. Related Party Transactions

Management Services Agreement

In July 2015, the Company entered into a management services agreement (“MSA”) with Catterton Management Company, L.L.C. (“Catterton Management”), an affiliate of L Catterton (“Catterton”), a holder of more than 5% of the Company’s outstanding capital stock, pursuant to which Catterton Management agreed to provide consulting services on certain business and financial matters. Under the MSA, the Company agreed to pay Catterton Management an annual fee of $0.3 million until the expiration of the MSA upon the earlier of (i) termination by mutual consent of the parties and (ii) such time that Catterton and/or its affiliates cease to be one of the Company’s stockholders. For the years ended December 31, 2020 and 2019, payments of the annual fees were waived. In May 2020, the MSA was terminated.

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

20. Subsequent Events

On February 1, 2022, the Company completed the acquisition of 100% of Unitas Holdings Corp., the parent corporation of United Auto Credit Corporation ("UACC"), a leader in automotive finance, for a cash purchase price of approximately $300.0 million, subject to customary purchase price adjustments. This acquisition accelerates the Company's strategy of establishing a captive financing arm and underwriting vehicle financing for their customers. UACC will continue its current operations of serving and expanding its network of dealership customers, which will constitute a separate reporting segment.

Due to the proximity of the acquisition date to the Company’s filing of its annual report on Form 10-K for the year ended December 31, 2021, the initial accounting for the UACC business combination is incomplete, and therefore the Company is unable to disclose certain information required by ASC 805, Business Combinations, including the provisional amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed and goodwill.

In February 2022, the Company completed a securitization transaction of finance receivables originated by its wholly owned subsidiary UACC. The securitization has been structured as an off-balance sheet transaction in which UACC sold approximately $318.5 million in principal balance of auto loans to a securitization trust and received proceeds from the issuance and sale of rated notes and unrated residual certificates and retained a 5% vertical risk retention interest in each class of notes and certificates. UACC recognized a gain on the sale upon transfer in an amount equal to the fair value of the net proceeds received less the carrying amount of the finance receivables sold.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Disclosed Material Weaknesses

As previously disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2020 and our subsequent Quarterly Reports on Form 10-Q filed prior to this Annual Report on Form 10-K, we identified material weaknesses in our internal control over financial reporting. We did not design or maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of personnel with (i) an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective information technology processes and controls. This material weakness contributed to the following material weaknesses:

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

In the years ended December 31, 2019, 2020 and 2021 we undertook measures to address these material weaknesses in our internal controls. In particular, we:

•
hired additional qualified accounting, financial reporting and information technology personnel;
•
implemented oversight and training on internal control over financial reporting, including re-training of control owners regarding Information Technology General Controls ("ITGC") risks, controls and maintaining adequate evidence;
•
enhanced monitoring of ITGC design and operational effectiveness;
•
implemented new financial systems and processes;
•
implemented additional review controls and processes and required timely account reconciliation and analyses;
•
implemented processes and controls to better identify and manage segregation of duties; and
•
engaged an external advisor to assist with evaluating, documenting, and testing the design and operating effectiveness of internal controls and assisting with the remediation of deficiencies, as necessary.

Management has concluded that the material weaknesses described above have been remediated. The applicable controls have been in place for a sufficient period of time and management has concluded, through testing, that the controls operated effectively.

Changes in Internal Control over Financial Reporting

Except as described above in "Remediation of Previously Disclosed Material Weaknesses", there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Mr. Scott Dahnke provided notice on February 27, 2022 that he plans to step down as a director effective as of our 2022 Annual Meeting of Stockholders, and therefore he will not stand for re-election at that meeting.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

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

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remaining information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, under the headings "Our Board of Directors," "Our Executive Officers," "Corporate Governance," and, if applicable, "Delinquent Section 16(a) Reports".

Item 11. Executive Compensation

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, under the headings "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans".

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, under the headings "Certain Relationships and Related Person Transactions" and "Corporate Governance".

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, under the subheading "Principal Accountant Fees and Services".

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

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

3.1	Amended and Restated Certificate of Incorporation of Vroom, Inc.	10-Q	001-39315	3.1	August 13, 2020

3.2	Amended and Restated Bylaws of Vroom, Inc.	10-Q	001-39315	3.2	August 13, 2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-238482	4.1	June 1, 2020

4.2	Indenture, dated as of June 18, 2021, between Vroom, Inc. and U.S. Bank National Association, as trustee	8-K	001-39315	4.1	June 21, 2021

4.3	Form of Global Note representing the 0.750% Convertible Senior Notes due 2026 (included in Exhibit 4.2)	8-K	001-39315	4.2	June 21, 2021

4.4	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

4.5	Description of Registrant’s Securities	10-K	001-39315	4.3	March 3, 2021

10.1†	Second Amended & Restated 2014 Equity Incentive Plan, as amended	S-1/A	333-238482	10.1	May 18, 2020

10.2†	First Amendment to the Second Amended and Restated Vroom, Inc. 2014 Equity Incentive Award Plan	10-Q	001-39315	10.3	August 13, 2020

10.3†	Second Amendment to the Second Amended and Restated Vroom, Inc. 2014 Equity Incentive Award Plan	10-Q	001-39315	10.4	August 13, 2020

10.4†	Form of Stock Option Agreement pursuant to the Second Amended and Restated 2014 Equity Incentive Award Plan	10-K	001-39315	10.4	March 3, 2021

10.5†	Form of Restricted Stock Unit Agreement pursuant to the Second Amended and Restated 2014 Equity Incentive Award Plan	10-K	001-39315	10.5	March 3, 2021

10.6†	2019 Short Term Incentive Plan	S-1/A	333-238482	10.2	May 18, 2020
10.7†	2020 Incentive Award Plan	S-1/A	333-238482	10.3	June 1, 2020

10.8†	Form of Restricted Stock Unit Agreement pursuant to the 2020 Incentive Award Plan	10-Q	001-39315	10.2	August 13, 2020

10.9†	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39315	10.1	May 12, 2021

10.10†	Form of Indemnification Agreement	S-1/A	333-238482	10.5	June 1, 2020

10.11†	Executive Severance Plan	10-K	333-238482	10.11	March 3, 2021

10.12	Commercial Lease Agreement, dated August 10, 2009, as amended, by and between Texas Direct Auto and Robert P. Archer, ETAL	S-1/A	333-238482	10.6	June 1, 2020

10.13	Lease Agreement, dated May 21, 2011, as amended, by and between Beechnut FEC LLC and Left Gate Property Holding, Inc. d/b/a as Texas Direct Auto	S-1/A	333-248655	10.7	June 1, 2020
10.14	Second Amendment to Lease Agreement, dated January 3, 2019, by and between Beechnut FEC LLC and Vroom, Inc.	10-K	001-39315	10.14	March 3, 2021

10.15	Third Amendment to Lease Agreement, dated February 2, 2021, by and between Beechnut FEC LLC and Left Gate Property Holding, LLC d/b/a Texas Direct Auto	10-K	001-39315	10.15	March 3, 2021
10.16	Lease Agreement, dated May 21, 2011, by and between Sohani Heritage Trust and Left Gate Property Holding, Inc. d/b/a Texas Direct Auto	S-1/A	333-248655	10.8	June 1, 2020

10.17	First Amendment to Lease Agreement, dated December 28, 2018, by and between Sohani Heritage Trust and Left Gate Property, Inc. d/b/a Texas Direct Auto	10-K	001-39315	10.17	March 3, 2021

10.18	Second Amendment to Lease Agreement, dated April 28, 2020, by and between Sohani Heritage Trust and Vroom, Inc., as successor to Left Gate Property Holding, Inc. d/b/a Texas Direct Auto	10-K	001-39315	10.18	March 3, 2021

10.19	Third Amendment to Lease Agreement, dated January 28, 2021, by and between Sohani Heritage Trust and Left Gate Property Holding, LLC d/b/a Texas Direct Auto	10-K	001-39315	10.19	March 3, 2021

10.20	Development Agreement, dated June 28, 2011, as amended, by and between The City of Meadows Place, Texas and Left Gate Property Holding, Inc. d/b/a Texas Direct Auto and Vroom	S-1/A	333-248655	10.9	June 1, 2020

10.21#	Inventory Financing and Security Agreement, dated March 6, 2020, by and among Ally Bank, Ally Financial Inc., Left Gate Property Holding, LLC and Vroom, Inc.	S-1/A	333-248655	10.10	May 18, 2020

10.22#	First Amendment to Inventory Financing and Security Agreement, dated June 19, 2020, by and among Ally Bank, Ally Financial Inc., Left Gate Property Holding, LLC and Vroom, Inc.	10-Q	001-39315	10.9	August 13, 2020
10.23#	Second Amendment to Inventory Financing and Security Agreement, dated October 1, 2020 by and among Ally Bank, Ally Financial, Inc., Left Gate Property Holding, LLC and Vroom, Inc.	10-Q	001-39315	10.1	November 12, 2020

10.24#	Third Amendment to Inventory Financing and Security Agreement, dated December 16, 2021 by and among Ally Bank, Ally Financial, Inc., Vroom Automotive, LLC and Vroom, Inc.	8-K	001-39315	10.1	December 20, 2021

10.25#	Fourth Amendment to Inventory Financing and Security Agreement, dated February 24, 2022 by and among Ally Bank, Ally Financial, Inc., Vroom Automotive, LLC and Vroom, Inc.					X

10.26#	Customer Experience Management Agreement, dated April 17, 2020, by and between Rock Connections LLC and Left Gate Property Holding, LLC	S-1/A	333-248655	10.11	June 1, 2020

10.27#	Assignment and Assumption Agreement, dated August 17, 2020, by and between Left Gate Property Holding, LLC, Rock Connections LLC and Rocket Auto LLC	10-K	001-39315	10.25	March 3, 2021

10.28#	Retail Reconditioning Services Agreement, dated May 20, 2020, by and between Manheim Remarketing, Inc d/b/a Manheim Retail Solutions and Left Gate Property Holding, LLC d/b/a Vroom	S-1/A	333-248655	10.12	June 1, 2020

10.29†	Employment Agreement, dated June 8, 2016, by and between Vroom, Inc. and Paul J. Hennessy	S-1/A	333-248655	10.13	June 1, 2020

10.30†	Employment Offer Letter, dated October 15, 2018, by and between Vroom, Inc. and David K. Jones	S-1/A	333-248655	10.14	June 1, 2020

10.31†	Employment Offer Letter, dated January 6, 2019, by and between Vroom, Inc. and Mark Roszkowski	S-1/A	333-248655	10.15	June 1, 2020

10.32†	Employment Offer Letter, dated December 29, 2018, by and between Vroom, Inc. and Patricia Moran	S-1/A	333-248655	10.18	September 8, 2020

10.33†	Employment Offer Letter, dated November 3, 2016, by and between Vroom, Inc. and Carol Denise Stott	S-1/A	333-248655	10.19	September 8, 2020

10.34†	Letter Agreement, dated as of September 13, 2021, by and between Robert Krakowiak and Vroom, Inc.	8-K	001-39315	10.1	September 13, 2021

10.35†	Transition and Separation Letter Agreement, dated as of September 10, 2021, by and between David Jones and Vroom, Inc.	8-K	001-39315	10.2	September 13, 2021

10.36†	Letter Agreement, dated as of December 15, 2021, by and between Thomas Shortt and Vroom, Inc.	8-K	001-39315	10.1	December 17, 2021

10.37†	Nominee and Indemnity Agreement, dated September 1, 2020, by and among Catterton Management Company, L.L.C. as investment manager of CGP2 Lone Star, L.P., Scott Dahnke and Vroom, Inc.	S-1/A	333-248655	10.20	September 8, 2020

10.38†	Nominee and Indemnity Agreement, dated September 1, 2020, by and among Catterton Management Company, L.L.C. as investment manager of CGP2 Lone Star, L.P., Michael Farello and Vroom, Inc.	S-1/A	333-248655	10.21	September 8, 2020

10.39†	Assignment of Contracts, dated July 29, 2021, by and between CGP2 Lone Star, LP as assignor and Catterton Growth Partners II, L.P., Catterton Growth Partners II Offshore, L.P., L Catterton Growth Partners III, L.P. and L Catterton Growth Partners Offshore III, L.P. as assignees, of the Nominee and Indemnity Agreements, dated September 1, 2020, of Scott Dahnke and Michael Farello	10-Q	001-39315	10.1	August 11, 2021

21.1	Subsidiaries of the Registrant	10-K	001-39315	21.1	March 3, 2021

23.1	Consent of PricewaterhouseCoopers LLP	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS	Inline XBRL Instance Document		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)		X

† Indicates a management contract or compensatory plan or arrangement.

# Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: February 28, 2022	By:	/s/ Paul J. Hennessy
Paul J. Hennessy
Chief Executive Officer
(principal executive officer)

Date: February 28, 2022	By:	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul J. Hennessy Paul J. Hennessy	Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2022

/s/ Robert R. Krakowiak Robert R. Krakowiak	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2022

/s/ Robert J. Mylod, Jr. Robert J. Mylod, Jr.	Director	February 28, 2022

/s/ Scott A. Dahnke Scott A. Dahnke	Director	February 28, 2022

/s/ Michael J. Farello Michael J. Farello	Director	February 28, 2022

/s/ Laura W. Lang Laura W. Lang	Director	February 28, 2022

/s/ Laura G. O’Shaughnessy Laura G. O’Shaughnessy	Director	February 28, 2022

/s/ Paula B. Pretlow Paula B. Pretlow	Director	February 28, 2022

/s/ Frederick O. Terrell Frederick O. Terrell	Director	February 28, 2022