Form 10-Q
period 2022-03-31
Vroom, Inc.
filed 2022-05-09
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 5, 2022, 138,068,774 shares of the registrants’ common stock were outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including risks described in the section titled "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•
we may not successfully execute or achieve the expected benefits of our Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations;
•
despite the cost saving measures, reduced growth rates and increased focus on profitability contemplated by the Realignment Plan, we may need to raise additional capital through debt or equity financings to achieve our business objectives and there can be no assurance that such financings will be available in amounts or on terms acceptable to us, if at all;
•
the impact of the COVID-19 pandemic;
•
we have a history of losses and we may not achieve or maintain profitability in the future;
•
we may not be able to generate sufficient revenue to generate positive cash flow on a sustained basis;
•
our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations;
•
we have a limited operating history and are still building out our foundational systems;
•
our recent, rapid growth is not indicative of our near term growth under our Realignment Plan and, when we return to rapid growth, we may not be able to manage our growth effectively;
•
we may be unable to successfully integrate the United Auto Credit Corporation ("UACC") business into our business and develop UACC into a captive lending operation for Vroom, or realize the anticipated benefits of the UACC Acquisition or those benefits could take longer than anticipated;
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

•
we currently rely heavily on third-party carriers to transport our vehicle inventory throughout the United States. Thus, we are subject to business risks and costs associated with such carriers and with the transportation industry, many of which are out of our control;
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
•
we operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations and failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations;
•
we are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations; and
•
our actual operating results may differ significantly from our guidance.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of	As of
	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$600,721	$1,132,325
Restricted cash (including restricted cash of consolidated VIEs of $25.5 million and $0 million, respectively)	196,809	82,450
Accounts receivable, net of allowance of $14.8 million and $8.9 million, respectively	103,911	105,433
Finance receivables at fair value (including finance receivables of consolidated VIEs of $12.1 million and $0 million, respectively)	14,900	—
Finance receivables held for sale, net	117,658	—
Inventory	741,368	726,384
Beneficial interests in securitizations	15,603	—
Prepaid expenses and other current assets	68,457	55,700
Total current assets	1,859,427	2,102,292
Finance receivables at fair value (including finance receivables of consolidated VIEs of $177.4 million and $0 million, respectively)	210,523	—
Property and equipment, net	44,657	37,042
Intangible assets, net	179,183	28,207
Goodwill	—	158,817
Operating lease right-of-use assets	15,321	15,359
Other assets	29,624	25,033
Total assets	$2,338,735	$2,366,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52,172	$52,651
Accrued expenses	139,156	121,508
Vehicle floorplan	569,941	512,801
Current portion of securitization debt of consolidated VIEs at fair value	138,935	—
Deferred revenue	73,354	75,803
Operating lease liabilities, current	7,412	6,889
Other current liabilities	36,359	57,604
Total current liabilities	1,017,329	827,256
Long term debt, net of current portion (including securitization debt of consolidated VIEs of $65.7 million and $0 million at fair value, respectively)	687,426	610,618
Operating lease liabilities, excluding current portion	8,937	9,592
Other long-term liabilities	16,679	4,090
Total liabilities	1,730,371	1,451,556
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 137,695,521 and 137,092,891 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	135	135
Additional paid-in-capital	2,067,470	2,063,841
Accumulated deficit	(1,459,241)	(1,148,782)
Total stockholders’ equity	608,364	915,194
Total liabilities and stockholders’ equity	$2,338,735	$2,366,750

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Retail vehicle, net	$707,186	$454,323
Wholesale vehicle	139,984	118,024
Product, net	24,449	15,572
Finance	47,687	—
Other	4,469	3,199
Total revenue	923,775	591,118
Cost of sales:
Retail vehicle	695,509	435,267
Wholesale vehicle	142,737	118,306
Finance	2,724	—
Other	1,165	1,369
Total cost of sales	842,135	554,942
Total gross profit	81,640	36,176
Selling, general and administrative expenses	187,994	109,114
Depreciation and amortization	7,856	2,594
Goodwill impairment charge	201,703	—
Loss from operations	(315,913)	(75,532)
Interest expense	9,380	3,812
Interest income	(3,952)	(2,296)
Other loss (income), net	12,358	(15)
Loss before provision for income taxes	(333,699)	(77,033)
(Benefit) provision for income taxes	(23,240)	156
Net loss	$(310,459)	$(77,189)
Net loss per share attributable to common stockholders, basic and diluted	$(2.26)	$(0.57)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	137,259,629	135,497,511

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	134,043,969	$132	$2,004,841	$(777,871)	$1,227,102
Issuance of common stock for acquisition of business	1,072,117	$1	$39,029	$—	$39,030
Fair value of unvested stock options assumed in acquisition of business	—	—	1,017	—	1,017
Stock-based compensation	—	—	2,820	—	2,820
Exercise of stock options	687,336	1	2,820	—	2,821
Vesting of restricted stock units	499,879	—	—	—	—
Net loss	—	—	—	(77,189)	(77,189)
Balance at March 31, 2021	136,303,301	$134	$2,050,527	$(855,060)	$1,195,601

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	137,092,891	$135	$2,063,841	$(1,148,782)	$915,194
Stock-based compensation	—	$—	$3,629	$—	$3,629
Vesting of restricted stock units	602,630	—	—	—	—
Net loss	—	—	—	(310,459)	(310,459)
Balance at March 31, 2022	137,695,521	$135	$2,067,470	$(1,459,241)	$608,364

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(310,459)	$(77,189)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill impairment charge	201,703	—
Depreciation and amortization	7,895	2,906
Amortization of debt issuance costs	1,254	281
Realized gain on the 2022-1 securitization transaction	(29,617)	—
Deferred taxes	(23,855)	—
Losses on finance receivables and securitization debt, net	15,725	—
Stock-based compensation expense	3,629	2,820
Provision to record inventory at lower of cost or net realizable value	469	(2,551)
Other	1,795	1,813
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables held for sale	(118,861)	—
Principal payments received on finance receivables held for sale	2,659	—
Proceeds from sale of finance receivables held for sale, net	272,309	—
Other	(1,705)	—
Accounts receivable	(4,331)	(33,140)
Inventory	(15,453)	88,502
Prepaid expenses and other current assets	6,928	(1,127)
Other assets	(2,763)	(650)
Accounts payable	(6,824)	9,568
Accrued expenses	8,036	12,194
Deferred revenue	(2,449)	23,376
Other liabilities	(21,163)	2,751
Net cash (used in) provided by operating activities	(15,078)	29,554
Investing activities
Finance receivables at fair value
Principal payments received on finance receivables at fair value	33,570	—
Proceeds from sale of finance receivables at fair value, net	29,043	—
Principal payments received on beneficial interests	714	—
Purchase of property and equipment	(7,096)	(3,239)
Acquisition of business, net of cash acquired of $47.9 million	(268,194)	(76,145)
Net cash used in investing activities	(211,963)	(79,384)
Financing activities
Principal repayment under secured financing agreements	(68,402)	—
Proceeds from vehicle floorplan	801,971	396,849
Repayments of vehicle floorplan	(744,831)	(473,042)
Proceeds from warehouse credit facilities	49,000	—
Repayments of warehouse credit facilities	(227,067)	—
Proceeds from exercise of stock options	—	2,821
Other financing activities	(875)	—
Net cash used in financing activities	(190,204)	(73,372)
Net decrease in cash, cash equivalents and restricted cash	(417,245)	(123,202)
Cash, cash equivalents and restricted cash at the beginning of period	1,214,775	1,090,039
Cash, cash equivalents and restricted cash at the end of period	$797,530	$966,837

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,991	$3,525
Supplemental disclosure of non-cash investing and financing activities:
Fair value of beneficial interests received in securitization transactions	$16,473	$—
Issuance of common stock for CarStory acquisition	$—	$39,030
Fair value of unvested stock options assumed for acquisition of business	$—	$1,017

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

In December 2015, the Company acquired Houston-based Left Gate Property Holding, LLC (d/b/a Texas Direct Auto and Vroom). The acquisition included the Company's proprietary vehicle reconditioning center, the Texas Direct Auto ("TDA") dealership, and Sell Us Your Car® centers. Left Gate Property Holding, LLC was renamed Vroom Automotive, LLC in March 2021, and is the primary operating entity for the Company's purchases and sales of used vehicles. In January 2021, the Company acquired Vast Holdings, Inc. (d/b/a CarStory). On February 1, 2022, the ("Acquisition Date"), the Company completed the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation).

As of March 31, 2022, the Company is organized into four reportable segments: Ecommerce, Wholesale, TDA, and Retail Financing. The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform, fees earned on sales of value-added products associated with those vehicles sales, as well as financing those sales through UACC. The Wholesale reportable segment represents sales of used vehicles through wholesale channels. The TDA reportable segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicles sales. The Retail Financing reportable segment represents UACC’s operations with its network of third-party dealership customers, which primarily consists of the purchases and servicing of vehicle installment contracts, but excluding financing of vehicle sales to Vroom customers.

The Company was incorporated in Delaware on January 31, 2012 under the name BCM Partners III, Corp. On June 25, 2013, the Company changed its name to Auto America, Inc. and on July 9, 2015, the Company changed its name to Vroom, Inc.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2021, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2021.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2022 and its results of operations for the three months ended March 31, 2022 and 2021. The results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the current fiscal year or any other future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the three months ended March 31, 2022 and 2021. Accordingly, net loss and comprehensive loss are the same for the periods presented.

Restricted Cash

Restricted cash includes cash deposits required under the Company’s 2020 Vehicle Floorplan Facility as explained in Note 10 – Vehicle Floorplan Facilities, and cash deposits of $113.7 million required under cash collateral agreements with certain of the Company's lenders. Additionally, as of March 31, 2022, restricted cash also includes restricted cash for UACC. UACC collects and services all receivables under the securitizations and warehouse credit facilities. These collections are restricted for use until properly remitted each month under the terms of the servicing agreement. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs and Note 12 — Long Term Debt for further detail.

Finance Receivables

Finance receivables consist of installment contracts the Company originates through UACC to finance the vehicles it sells, as well as installment contracts acquired by UACC from its existing network of third-party dealership customers.

The Company's finance receivables are generally secured by the vehicles being financed.

Finance receivables over 90 days delinquent are considered nonaccrual finance receivables. Interest income is subsequently recognized only to the extent cash payments are received. Finance receivables may be restored to accrual status when a customer settles all delinquency balances and future interest and principal payments are reasonably assured.

Finance Receivables Held for Sale, Net

Finance receivables which the Company intends to sell and not hold to maturity are classified as held-for-sale. The Company intends to sell finance receivables either through securitization transactions or whole loan sales under

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

forward flow arrangements. Finance receivables classified as held for sale are recorded at the lower of cost or fair value. Deferred acquisition costs and any discounts or premiums are deferred until the finance receivables are sold and are then recognized as part of the total gain or loss on sale and recorded in “Finance Revenue” in the condensed consolidated statements of operations.

The Company records an allowance to report finance receivables at the lower of amortized cost basis or fair value. For purposes of determining the allowance, finance receivables are evaluated collectively to determine the allowance as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differs from estimates, there could be significant adjustments to our allowance. Fair value adjustments are recorded in "Other loss (income), net" in the condensed consolidated statements of operations. Principal balances of finance receivables are charged-off when we are unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. As of March 31, 2022, the allowance for finance receivables classified as held for sale was not material. Refer to Note 16 – Financial Instruments and Fair Value Measurements.

Finance Receivables at Fair Value

Finance receivables at fair value represent finance receivables for which the Company elected the fair value option on February 1, 2022 and primarily consists of the finance receivables held in consolidated variable interest entities ("VIEs") related to securitization transactions consummated prior to the Acquisition Date. Fair value adjustments are recorded in "Other loss (income), net" in the condensed consolidated statements of operations. Refer to Note 16 – Financial Instruments and Fair Value Measurements.

Consolidated CFEs

The Company elected the fair value option for the initial recognition of the assets and liabilities of its consolidated VIEs related to the 2020 and 2021 historical securitizations acquired from UACC. These VIEs are consolidated collateralized financing entities (CFEs) and are accounted for using the measurement alternative included in ASU 2014-13, Measuring the Financial Assets and Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13"). Interest income, interest expense and other loss or income associated with these CFEs are presented separately on the condensed consolidated statements of operations, within the “Finance revenue”, “Finance cost of sales” and “Other loss (income), net” line items, respectively. The assets and liabilities of the CFEs are presented as part of the current and noncurrent “Finance receivables at fair value” and “Securitization debt of consolidated VIEs at fair value,” respectively, on the condensed consolidated balance sheets.

During the quarter ended March 31, 2022, the Company recognized interest income of $10.9 million, interest expense of $0.8 million, and other net losses due to changes in fair value of $12.0 million. Refer to Note 16 – Financial Instruments and Fair Value Measurements for further details.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. Goodwill is tested for impairment annually as of October 1 or whenever events or changes in circumstances indicate that an impairment may exist.

The Company has four reporting units: Ecommerce, Wholesale, TDA and Retail Financing. In performing its goodwill impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is not considered to be impaired. However, if based on the qualitative assessment the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the optional qualitative assessment as provided for under U.S. GAAP, the Company proceeds with performing the quantitative impairment test.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

Advertising costs are expensed as incurred and are included within “Selling, general and administrative expenses” in the consolidated statements of operations. Advertising expenses were $33.7 million and $29.6 million for the three months ended March 31, 2022 and 2021, respectively.

Shipping and Handling

Logistics costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility are included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfill contracts with customers and are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were $26.7 million and $15.4 million for the three months ended March 31, 2022 and 2021, respectively.

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

For the three months ended March 31, 2022 and 2021, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of March 31, 2022 and December 31, 2021.

Liquidity

The Company has had negative cash flows and losses from operations since inception and expects to incur additional losses in the future.

In June 2021, the Company issued $625.0 million aggregate principal amount of 0.75% unsecured Convertible Senior Notes due 2026. Refer to Note 12 – Long Term Debt for further discussion.

The Company has a Vehicle Floorplan Facility with a borrowing capacity of $700.0 million as of December 31, 2021. Refer to Note 10 – Vehicle Floorplan Facilities for further discussion.

In February 2022, UACC sold $281.4 million of rated asset-backed securities and $32.3 million of residual certificates in an auto loan securitization offering from a securitization trust, established and sponsored by UACC, for proceeds of $317.3 million. The trust is collateralized by finance receivables with an aggregate principal balance of $318.5 million and had a carrying value of $287.7 million at the time of sale. These finance receivables are serviced by UACC.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UACC retained 5% of the notes and residual certificates sold. Refer to Note 4 – Variable Interest Entities and Securitizations for further discussion.

UACC has three warehouse credit facilities from a diverse bank group with a borrowing capacity of $350.0 million as of March 31, 2022. Refer to Note 11 – Warehouse Credit Facilities of Consolidated VIEs for further discussion.

Nonemployee Share-Based Payments

On May 15, 2020, the Company entered into an agreement with Rocket Auto LLC and certain of its affiliates (collectively, “Rocket”) providing for the launch of an ecommerce platform under the “Rocket Auto” brand for the marketing and sale of vehicles directly to consumers (the “RA Agreement”). The Company lists its used vehicle inventory for sale on the Rocket Auto platform, but all sales of the Company’s inventory are conducted through the Company’s platform. During the term of the RA Agreement, Rocket has agreed to ensure that not less than a minimum percentage of all used vehicles sold or leased through the platform on a monthly basis will be Vroom inventory. The Company issued Rocket 183,870 shares of the Company’s common stock upon execution of the RA Agreement. The Company will pay Rocket a combination of cash and stock for vehicle sales made through the platform. Rocket may earn up to 8,641,914 shares of common stock over a four-year period based upon sales volume of Vroom inventory through the Rocket Auto platform. We have been engaged in discussions with Rocket regarding a potential restructuring of our relationship with regard to the Rocket Auto platform and have agreed to suspend the RA Agreement as of April 26, 2022 pending the outcome if further discussions.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Product Revenue

The Company’s product revenue consists of fees earned on selling third-party financing and value-added products, such as vehicle service contracts, guaranteed asset protection (“GAP”) and tire and wheel coverage.

The Company sells third-party financing and value-added products pursuant to arrangements with the third parties that provide these products and are responsible for their fulfillment. The Company concluded that it is an agent for these transactions because it does not control the products before they are transferred to the customer. The Company recognizes product revenues on a net basis when the customer enters into an arrangement for the products, which is typically at the time of a used vehicle sale.

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

A portion of the fees earned on these products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of March 31, 2022 and December 31, 2021, the Company’s reserve for chargebacks was $10.2 million and $9.6 million, respectively, of which $5.7 million and $5.5 million, respectively, are included within “Accrued expenses” and $4.5 million and $4.1 million, respectively, are included in “Other long-term liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reassesses the estimate at each reporting period with any changes reflected as an adjustment to revenues in the period identified. As of March 31, 2022 and December 31, 2021, the Company recognized $19.7 million and $17.9 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, of which $1.1 million and $0.9 million, respectively, are included within “Prepaid expenses and other current assets” and $18.6 million and $17.0 million, respectively, are included within “Other assets.”

Finance Revenue

The Company’s finance revenue consists of gain on the sales of finance receivables acquired by UACC from its network of third-party dealership customers, interest income earned on finance receivables held for sale, as well as interest income earned on finance receivables held in consolidated VIEs related to UACC securitization transactions consummated prior to the Acquisition Date. Refer to Note 4 – Variable Interest Entities and Securitizations.

Interest income deemed uncollectible is reversed at the time the finance receivable is charged off. An account is considered delinquent if a scheduled payment has not been received by the date such payment was contractually due. Finance receivables over 90 days delinquent are considered nonaccrual finance receivables. Income is subsequently recognized only to the extent cash payments are received until the borrower is able to make periodic interest and principal payments in accordance with the finance receivable terms. Late charges and other fees are calculated at predetermined amounts or percentages of overdue finance receivable balances and are recorded on a cash basis.

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced. Fees are earned monthly at an annual rate of approximately 4% of the outstanding principal balance of the finance receivables serviced.

Other Revenue

Other revenue consists of labor and parts revenue earned by the Company for vehicle repair services at TDA and, commencing in the first quarter of 2021, revenue from CarStory's third-party customers.

Contract Costs

The Company has elected, as a practical expedient, to expense sales commissions when incurred because the amortization period would have been less than one year. These costs are recorded within “Selling, general and administrative expenses” in the consolidated statements of operations.

4. Variable Interest Entities and Securitizations

A VIE is an entity that either (i) has insufficient equity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. The Company consolidates VIEs for which it is the primary beneficiary. The Company is the primary beneficiary of a VIE when it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. Assets recognized as a result of consolidating VIEs do not represent additional assets that could be used to satisfy claims against the Company's general assets. Liabilities recognized as a result of consolidating VIEs do not represent additional claims on the Company's general assets, rather they represent claims against the specific assets of the consolidated VIEs.

The Company has the power to direct significant activities of its VIEs when it has the ability to exercise discretion in the servicing of financial assets or control investment decisions. UACC generally retains a portion of the economic interests in UACC-sponsored asset-backed securitization transactions, which could be retained in the form of a portion of the senior interests, the subordinated interests, residual interests, or servicing rights.

UACC has developed a securitization program that involves selling finance receivables to securitization trusts through the private issuance of asset-backed securities which are collateralized by the finance receivables. UACC establishes and sponsors these transactions which create and pass along risks to the variable interest holders, specifically, consumer credit risk and pre-payment risk.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that UACC establishes in its role as sponsor of securitization transactions, it performs an analysis to determine if it is the primary beneficiary of the VIE.

For all securitization transactions consummated prior to the Acquisition Date, UACC consolidated VIEs and accounted for the transactions as secured borrowings. UACC is the primary beneficiary of the United Auto Credit 2021-1 and 2020-1 securitization trusts, as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. These VIEs will continue to be consolidated on the Company's condensed consolidated financial statements. UACC has the power to direct significant activities of the securitization trusts as it has the ability to exercise discretion in the servicing of the related finance receivables. UACC also retained a portion of the economic interests in the 2021-1 and 2020-1 asset-backed securitization transactions, in the form of residual interests in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules"). The Risk Retention Rules require the Company to retain at least 5% of the beneficial interests issued by the securitization trusts.

The VIE model allows for a measurement alternative when a reporting entity elects the fair value option and consolidates a collateralized financing entity (“CFE”). This measurement alternative eliminates the accounting mismatch that may arise from measurement differences between the CFE’s financial assets and third-party financial liabilities in earnings and attributes those earnings to the controlling equity interest in the consolidated income statement. The 2020-1 and 2021-1 securitizations trusts consolidated by UACC meet the definition of a CFE, therefore, the Company has elected to apply the measurement alternative when consolidating these VIEs. Refer to Note 16 - Financial Instruments and Fair Value Measurements for further detail.

UACC has three senior secured warehouse credit facilities. Through trusts, UACC entered into warehouse facility agreements with certain banking institutions, primarily to finance the purchase and origination of finance receivables as well as to provide funding for general operating activities. These trusts are secured by eligible finance receivables which are pledged as collateral for the warehouse facilities. These trusts are consolidated VIEs, refer to Note 11 - Warehouse Credit Facilities of Consolidated VIEs for further details on the warehouse facilities.

Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with our variable interests in consolidated VIEs, as classified in the condensed consolidated balance sheets (in thousands):

As of March 31, 2022
Securitization Vehicles
Current Assets:
Restricted Cash	$25,542
Finance Receivables at fair value	12,116
Total Current Assets	37,658
Finance Receivables at fair value	177,353
Total Assets	$215,011
Current Liabilities:
Current portion of securitization debt	$138,935
Securitization debt, net of current portion	65,692
Total Liabilities	$204,627

The Company did not have any consolidated VIEs for the period ended March 31, 2021.

On February 16, 2022, UACC sold a pool of finance receivables in the United Auto Credit 2022-1 securitization transaction. UACC retained the servicing rights to these finance receivables and received beneficial interests in the form of subordinated asset-backed securities. UACC owns an insignificant portion of these subordinated securities and receives an at market servicing fee. The securitization trust used to affect this transaction is a VIE that the Company does not consolidate. As the servicer, UACC retained the power to direct the activities that are most significant to the entity,

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

however, UACC concluded that it is not the primary beneficiary of the United Auto Credit 2022-1 securitization trust because its retained interests in the VIEs are insignificant. The beneficial interest retained by UACC included rated notes and unrated residual certificates issued by the 2022-1 securitization trust.

UACC has no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default, except when representations and warranties about the eligibility of the securitized assets are breached, or when certain changes are made to the underlying asset contracts. Securitization investors have no recourse to UACC or its other assets and have no right to require UACC to repurchase the investments. UACC has no obligation to provide liquidity or contribute cash or additional assets to the VIEs and does not guarantee any asset-backed securities.

The United Auto Credit 2022-1 securitization transaction qualified for sale accounting and the Company recognized a gain on sale of $29.6 million upon the sale of the finance receivables to the United Auto Credit 2022-1 securitization trust. The net proceeds from the sale consisted of the fair value of the assets obtained as part of the transaction, which included cash of $301.4 million, which is net of transaction expenses and beneficial interests of $16.5 million to comply with Risk Retention Rules. UACC utilized the prices paid by third-party investors to value the beneficial interests retained. The beneficial interests held by UACC are subject to the credit and prepayment risk stemming from the underlying finance receivables.

As of March 31, 2022, the assets UACC retains in the unconsolidated VIEs were approximately $15.6 million and are included in "Beneficial interests in securitizations" in the Company's condensed consolidated balance sheet. The beneficial interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to unconsolidated VIEs (in thousands):

	As of March 31, 2022
	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$14,106	$13,903	$13,903
Certificates	—	1,700	1,700
Other assets	310	310	310
Total unconsolidated VIEs	$14,416	$15,913	$15,913

Total exposure represents the estimated loss UACC would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented above is not an indication of the Company's expected losses.

5. Acquisitions

UACC Acquisition

On February 1, 2022, the Company completed the acquisition (the "UACC Acquisition") of 100% of Unitas Holdings Corp., a Delaware corporation, including its wholly owned subsidiaries United PanAm Financial Corp. and United Auto Credit Corporation ("UACC"). Unitas Holdings Corp. (now known as Vroom Finance Corporation), United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and United Auto Credit Corporation, as well as their other subsidiaries, are now wholly owned subsidiaries of the Company. This acquisition accelerates the Company's strategy of establishing a captive financing arm and underwriting vehicle financing for its customers, the results of which will be included within the Ecommerce reporting segment. UACC will also continue its current operations with its network of third-party dealership customers, including the purchases and servicing of vehicle installment contracts, which will constitute the separate Retail Financing reporting segment. The cash consideration transferred was approximately $316.1 million at the Acquisition Date, subject to customary purchase price adjustments.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of the identified assets acquired and liabilities assumed as of the Acquisition Date (in thousands):

Fair Value
Cash and cash equivalents	$5,294
Restricted cash	42,631
Finance receivables at fair value	296,927
Finance receivables, held for sale	263,393
Intangible assets	156,000
Goodwill	42,886
Other assets	26,640
Total assets acquired	$833,771
Warehouse credit facilities	(178,067)
Long term debt	(285,704)
Deferred tax liability	(23,855)
Other liabilities	(30,026)
Total liabilities assumed	$(517,652)
Net assets acquired	$316,119

The estimated fair value of the finance receivables that were designated as held for sale were determined using the discounted cash flow method under the income approach. The Company determined the fair value of these finance receivables utilizing sales prices based on an estimated securitization transaction, adjusted for transaction costs, risk and a normal profit margin associated with securitization transactions. The significant assumptions used in the valuation were discount rate, prepayment rate, cumulative net losses, weighted average interest rate and recovery rate. Such fair value measurement of finance receivables held for sale is considered Level 3 of the fair value hierarchy.

The Company acquired two types of finance receivables that are accounted for under the fair value option: (i) those that were sold in one of the securitization transactions that UACC completed in 2019, 2020 or 2021, and (ii) those that were not eligible to be sold in future securitization transactions. The estimated fair value of the finance receivables that were previously sold were valued using the measurement alternative by reference to the fair value of the securitization debt. See Note 16 - Financial Instruments and Fair Value Measurements for more information regarding the measurement alternative and the fair value of these finance receivables. The fair value of the ineligible finance receivables was determined using a discounted cash flow method under the income approach. The significant assumptions used in the valuation were discount rate and recovery rate. Such fair value measurement of finance receivables accounted for under the fair value option is considered Level 3 of the fair value hierarchy.

The estimated fair value of the securitization debt of consolidated VIEs was determined using the discounted cash flow method under the income approach. The significant assumption used in the valuation was the yield. Such fair value measurement of securitization debt is considered Level 3 of the fair value hierarchy.

The estimated fair value of the warehouse credit facilities of consolidated VIEs approximated its carrying value due to the proximity of the Acquisition Date to the payoff date. These notes were acquired on February 1, 2022, as part of the UACC Acquisition and were paid off with the proceeds from the 2022-1 securitization that UACC completed on February 16, 2022.

The excess of purchase consideration over the fair value of net tangible and identifiable intangible assets acquired was recorded as goodwill which is not deductible for tax purposes. Goodwill is primarily attributable to the workforce of the acquired business as well as benefits related to integrating UACC’s financing operations to establish a captive financing arm and underwrite vehicle financing for the Company's customers. All of the goodwill was assigned to the Ecommerce reporting unit.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the identifiable intangible assets acquired and their estimated weighted average useful life at the date of acquisition (in thousands):

	Fair Value	Weighted Average Useful Life
Purchased technology	$83,000	7
Customer relationships	66,000	8
Trade name	7,000	10
	$156,000

Purchased technology represents the fair value of UACC’s proprietary technology used to support all aspects of their business including underwriting, servicing, and risk management. The estimated fair value of the purchased technology was determined using a relief-from-royalty method under the income approach. The significant assumptions used in the relief-from-royalty method include estimates about future expected cash flows from the developed technology, the royalty rate, the obsolescence factor and the discount rate.

Customer relationships represents UACC's relationship with its network of dealer customers. UACC has expertise in the non-prime credit dealer market serving as the key link between independent dealerships and consumers. UACC has developed expertise and robust relationships in the independent dealer market as demonstrated by its active dealership network. The estimated fair value of the customer relationships was determined using a multi-period excess earnings method under the income approach. Under this approach, the Company estimates future cash flows attributable to the existing dealer relationships and discounts these cash flows at a rate of return that reflects the inherent risk in the dealer relationships.

Trade name represents the value of the UACC trade name. The UACC brand is an important factor in the marketing of UACC’s services to prospective dealership customers. The fair value of the trade name acquired was determined using a relief-from-royalty method under the income approach. The significant assumptions used in the relief-from-royalty method include future expected cash flows from the trade name, the royalty rate, and the discount rate.

The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions and may be subject to change as additional information is received. The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, as well as the liabilities assumed is preliminary, pending the finalization of the third-party valuation.

The transaction costs associated with the UACC Acquisition were $5.7 million for the three months ended March 31, 2022 and are included within "Selling, general and administrative expenses" in the condensed consolidated statement of operations.

The aggregate revenue and net income of UACC consolidated into the Company’s financial statements from the date of the acquisition was $49.0 million and $19.2 million, respectively, for the three months ended March 31, 2022.

Unaudited Pro Forma Information

The unaudited pro forma financial information in the table below summarizes the combined results of the Company and UACC, as though the companies had been combined on January 1, 2021. The pro forma adjustments include incremental amortization of intangible assets, adjustments to reflect non-recurring acquisition-related costs of $5.7 million as of the beginning comparable prior annual reporting period, a non-recurring tax adjustment of $24.1 million for the three months ended March 31, 2022 and a non-recurring tax benefit of $26.2 million for the three months ended March 31, 2021. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for three months ended March 31, 2022 and 2021 is as follows:

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31,
	2022	2021
Total revenue	$939,246	$631,494
Net loss	$(322,650)	$(44,383)

CarStory Acquisition

On January 7, 2021, the Company completed the acquisition of 100% of Vast Holdings, Inc. (d/b/a CarStory), a leader in AI-powered analytics and digital services for automotive retail. Leveraging its machine learning, CarStory brings predictive market data to the Company’s national ecommerce and vehicle operations platform. CarStory continues to offer its digital retailing services to dealers, automotive financial services companies and others in the automotive industry. The financial results of CarStory were included in the consolidated financial statements from the date of acquisition. The transaction costs associated with its acquisition were not material for the year ended March 31, 2022. Pro forma results of operations have not been presented as the effect of this acquisition was not material to the consolidated financial statements.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair value of the intangible assets acquired was determined using a discounted cash flow method under the income approach. Under this approach, the Company estimates future cash flows and discounts these cash flows at a rate of return that reflects the Company’s relative risk.

6. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Vehicles	$737,583	$724,542
Parts and accessories	3,785	1,842
Total inventory	$741,368	$726,384

As of March 31, 2022 and December 31, 2021, “Inventory” includes an adjustment of $22.9 million and $22.4 million, respectively, to record the balances at the lower of cost or net realizable value.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Equipment	$2,929	$1,011
Furniture and fixtures	2,470	2,244
Logistics fleet	25,667	22,810
Leasehold improvements	7,400	7,161
Internal-use software	23,276	18,423
Other	6,201	5,811
	67,943	57,460
Accumulated depreciation and amortization	(23,286)	(20,418)
Property and equipment, net	$44,657	$37,042

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense was $2.9 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively. Depreciation and amortization expense included within “Cost of sales” in the condensed consolidated statements of operations was not material for the three months ended March 31, 2022 and 2021, respectively.

Implementation costs capitalized and accumulated amortization related to the Company’s cloud computing arrangements were $9.9 million and $2.9 million as of March 31, 2022, respectively, and $8.1 million and $2.4 million as of December 31, 2021, respectively, and were included within “Other assets” in the condensed consolidated balance sheets. Amortization expense of $0.5 million and $0.3 million was included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.

8. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the carrying value of goodwill by reporting unit for the three months ended March 31, 2022 and 2021 (in thousands):

	Ecommerce	Wholesale	TDA	Total
Balance as of December 31, 2020	$72,231	$1,720	$4,221	$78,172
Acquisition	81,134	—	—	81,134
Balance as of March 31, 2021	$153,365	$1,720	$4,221	$159,306
Balance as of December 31, 2021	$152,876	$1,720	$4,221	$158,817
Acquisition	42,886	—	—	42,886
Goodwill impairment charge	(195,762)	(1,720)	(4,221)	(201,703)
Balance as of March 31, 2022	$—	$—	$—	$—

As of March 31, 2022 a quantitative interim goodwill impairment assessment was performed over the Company's reporting units due to further sustained declines in the Company's and comparable companies' stock prices during the three months ended March 31, 2022.

The Company estimated the fair value of the Ecommerce, Wholesale, and TDA reporting units using the discounted cash flow method under the income approach. The significant assumptions used in the valuation include revenue growth rates, future gross profit margins and operating expenses used to calculate projected future cash flows, determination of the weighted average cost of capital, and future economic and market conditions. The terminal value is based on an exit revenue multiple which requires significant assumptions regarding the selection of appropriate multiples that consider relevant market trading data. The Company bases its estimates and assumptions on its knowledge of the automotive and ecommerce industries, recent performance, expectations of future performance and other assumptions the Company believe to be reasonable.

The Company determined that the estimated fair value of the Ecommerce, Wholesale, and TDA reporting units was less than their carrying amounts. The Company recorded a goodwill impairment charge of $201.7 million in the condensed consolidated statements of operations for the three months ended March 31, 2022. No impairment charges were recorded for the three months ended March 31, 2021.

Refer to Note 5 – Acquisitions for more information related to the acquisitions that occurred in the three months ended March 31, 2022 and 2021.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	March 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and Purchased Technology	$108,700	$(8,305)	$100,395	$25,700	$(5,043)	$20,657
Customer Relationships	69,400	(2,154)	67,246	5,240	(673)	4,567
Trademarks and Trade names	12,240	(698)	11,542	3,400	(417)	2,983
Other	252	(252)	—	252	(252)	—
Total intangible assets	$190,592	$(11,409)	$179,183	$34,592	$(6,385)	$28,207

Refer to Note 5 – Acquisitions for more information related to the acquisitions that occurred in the three months ended March 31, 2022 and 2021.

Amortization expense for intangible assets was $5.0 million and $1.4 million for the three months ended March 31, 2022 and 2021, respectively.

The estimated amortization expense for intangible assets subsequent to March 31, 2022, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2022	$20,270
2023	27,022
2024	27,022
2025	27,022
2026	21,979
Thereafter	55,868
$179,183

9. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued marketing expenses	$14,265	$17,546
Vehicle related expenses	44,665	36,459
Sales taxes	35,570	39,163
Accrued compensation and benefits	25,161	16,150
Accrued professional services	5,189	4,225
Other	14,306	7,965
Total accrued expenses	$139,156	$121,508

The Company’s other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Vehicle payable	$15,981	$30,647
Reserve for estimated returns	17,675	26,522
Other	2,703	435
Total other current liabilities	$36,359	$57,604

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Vehicle Floorplan Facilities

In March 2020, the Company entered into a new vehicle floorplan facility with Ally Bank and Ally Financial (as amended to date, the “2020 Vehicle Floorplan Facility”). The 2020 Vehicle Floorplan provides a committed credit line of up to $700.0 million which is scheduled to mature on March 31, 2023. The amount of credit available is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by the Company within the immediately preceding three-month period. As of March 31, 2022, the borrowing capacity of the 2020 Vehicle Floorplan Facility was $700.0 million, of which $130.1 million was unutilized.

Outstanding borrowings related to the 2020 Vehicle Floorplan Facility are due as the vehicles financed are sold, or in any event, on the maturity date. The 2020 Vehicle Floorplan Facility bears interest at a rate equal the Prime Rate, announced per annum by Ally Bank, plus 105 basis points. The 2020 Vehicle Floorplan Facility is collateralized by the Company’s vehicle inventory and certain other assets and the Company is subject to covenants that require it to maintain a certain level of equity in the vehicles that are financed, to maintain at least 7.5% of the outstanding borrowings in cash and cash equivalents, and to maintain 10% of the daily floorplan principal balance outstanding on deposit with Ally Bank. The Company is required to pay an availability fee each quarter on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined. Cash deposits required under the Company's 2020 Vehicle Floorplan of $56.4 million and $50.6 million are classified as "Restricted cash" within the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022 and December 31, 2021, outstanding borrowings on the 2020 Vehicle Floorplan Facility were $569.9 million and $512.8 million, respectively.

Interest expense incurred by the Company for the 2020 Vehicle Floorplan Facility was $7.0 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively, which are recorded within “Interest expense” in the consolidated statements of operations. The weighted average interest rate on the vehicle floorplan borrowings was 4.30% as of March 31, 2022 and December 31, 2021.

As of March 31, 2022 and December 31, 2021, the Company was in compliance with all covenants related to the 2020 Vehicle Floorplan Facility.

In connection with the vehicle floorplan facilities, the Company entered into credit balance agreements with Ally Bank and Ally Financial that permit the Company to deposit cash with the bank for the purpose of reducing the amount of interest payable for borrowings. Interest credits earned by the Company were $3.9 million and $2.2 million for the three months ended March 31, 2022 and 2021, respectively, which are recorded within “Interest income” in the consolidated statements of operations.

11. Warehouse Credit Facilities of Consolidated VIEs

UACC has three senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. The terms of the Warehouse Credit Facilities include the following:

	Facility One	Facility Two	Facility Three
Execution Date	May 30, 2012	November 19, 2013	July 11, 2019
Maturity Date	October 20, 2023	May 19, 2023	March 29, 2023
Aggregate Borrowings Limit (in thousands)	$150,000	$100,000	$100,000

As of March 31, 2022, there were no outstanding borrowings related to the Warehouse Credit Facilities.

As of March 31, 2022, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Long Term Debt

Debt instruments, excluding vehicle floorplan facilities, which are discussed in Note 10 — Vehicle Floorplan Facilities, and warehouse credit facilities of consolidated VIEs, which are discussed in Note 11 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Current portion of securitization debt of consolidated VIEs	$138,935	$—
Convertible senior notes	611,424	610,618
Securitization debt of consolidated VIEs, net of current portion	65,692	—
Junior subordinated debentures	10,310	—
Long term debt, net of current portion	$687,426	$610,618
Total debt	$826,361	$610,618

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the year ended March 31, 2022, the conditions allowing holders of the Notes to convert were not met.

The Company accounts for the Notes as a single liability-classified instrument measured at amortized cost. As of March 31, 2022, the unamortized debt discount and debt issuance costs was $13.6 million and the net carrying value was $611.4 million.

The Notes were issued at par value and fees associated with the issuance of these Notes are amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense for the three months ended March 31, 2022 was $2.0 million. The effective interest rate of the Notes is 1.3%.

Securitization Debt of Consolidated VIEs

The securitization debt was issued under UACC's securitization program. The Company elected to account for the securitization debt under the fair value option on February 1, 2022 using the measurement alternative. Fair value adjustments are recorded in "Other loss (income), net" in the condensed consolidated statements of operations. Refer to Note 16 – Financial Instruments and Fair Value Measurements. For all securitization transactions consummated prior to the Acquisition Date, UACC consolidated VIEs and accounted for these transactions as secured borrowings. Refer to Note 4 - Variable Interest Entities and Securitizations for further discussion.

UACC retained the servicing rights for the finance receivables that were securitized; therefore, is responsible for the administration and collection of the amounts owed under the contracts. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $25.5 million as of March 31, 2022.

Upon the issuance of the securitization debt, UACC retained the right to receive excess cash flows over time from the underlying pool of securitized transactions. The wholly owned bankruptcy remote subsidiaries of UACC were formed to facilitate the above asset-backed financing transactions. Bankruptcy remote refers to a legal structure in which it is expected that the applicable entity would not be included in any bankruptcy filing by its parent or affiliates. All of the assets of these subsidiaries have been pledged as collateral for the related debt. None of the assets of these subsidiaries are available to pay other creditors of the Company or its affiliates.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The debt issued is included in "Long Term Debt" on the consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of March 31, 2022
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2020-1-C	February 10, 2025	$32,780	2.15%	$10,748	$10,750
United Auto Credit 2020-1-D	February 10, 2025	31,450	2.88%	31,450	31,532
United Auto Credit 2020-1-E	February 10, 2025	18,730	5.19%	18,730	18,897
United Auto Credit 2020-1-F	January 12, 2026	7,360	9.08%	7,360	7,389
United Auto Credit 2021-1-A	July 10, 2023	122,070	0.34%	11,433	11,422
United Auto Credit 2021-1-B	March 11, 2024	33,540	0.68%	33,540	33,382
United Auto Credit 2021-1-C	June 10, 2026	29,640	0.84%	29,640	29,228
United Auto Credit 2021-1-D	June 10, 2026	29,380	1.14%	29,380	28,560
United Auto Credit 2021-1-E	June 10, 2026	20,800	2.58%	20,800	19,962
United Auto Credit 2021-1-F	September 10, 2027	13,910	4.30%	13,910	13,505
		$339,660		$206,991	$204,627

The Final Scheduled Payment Date represents final legal maturity of the securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $110.5 million in 2022, $64.4 million in 2023, $25.3 million in 2024 and $6.7 million in 2025.

The aggregate principal balance and the fair value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of March 31, 2022
	Aggregate Principal Balance	Fair Value
United Auto Credit 2020-1	$76,086	$62,338
United Auto Credit 2021-1	142,157	127,131
Total finance receivables of CFEs	$218,243	$189,469

Junior Subordinated Debentures

On July 31, 2003, UACC issued junior subordinated debentures (trust preferred securities) of $10.0 million through a subsidiary, UPFC Trust I. The trust issuer is a 100 percent owned finance subsidiary and the securities are fully and unconditionally guaranteed by UACC. The interest is paid quarterly at a variable rate, equal to the three-month LIBOR plus 3.05 percent. The final maturity of these securities is on October 7, 2033; however, they can be called at par any time at the Company’s discretion.

13. Commitments and Contingencies

Litigation

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business and an unfavorable resolution of any of these matters could materially affect the Company’s future results of

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Beginning in March 2021, multiple putative class actions were filed in the U.S. District Court for the Southern District of New York by certain of the Company’s stockholders against the Company and certain of the Company’s officers alleging violations of federal securities laws. The lawsuits were captioned Zawatsky et al. v. Vroom, Inc. et al., Case No. 21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits asserted similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. In each case, the named plaintiff(s) sought to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). In August 2021, the Court consolidated the cases under the new name In re: Vroom, Inc. Securities Litigation, Case No. 21-cv-2477, appointed a lead plaintiff and lead counsel and ordered a consolidated amended complaint to be filed. The court-appointed lead plaintiff subsequently filed a consolidated amended complaint that reasserts claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 against the Company and certain of the Company’s officers, and added new claims under Sections 11, 12 and 15 of the Securities Act against the Company, certain of its officers, certain of its directors, and the underwriters of the Company’s September 2020 secondary offering. The Company filed a motion to dismiss all claims, and briefing of this motion is complete. The Company believes this lawsuit is without merit and intends to vigorously contest these claims. While the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

In August 2021, November 2021, January 2022, and February 2022, one of the Company’s stockholders filed purported shareholder derivative lawsuits on behalf of the Company in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors, and nominally against the Company, alleging violations of the federal securities laws and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. All four lawsuits have been consolidated under the case caption In re Vroom, Inc. Shareholder Derivative Litigation, Case No. 21-cv-6933, and the court has approved the parties’ stipulation that the cases would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. All four derivative suits remain in preliminary stages and there have been no substantive developments in any matter.

In April 2022, one of the Company’s stockholders filed a purported shareholder derivative lawsuit on behalf of the Company in the U.S. District Court for the District of Delaware against certain of the Company’s officers and directors, and nominally against the Company, alleging violations of the federal securities law and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. The case is captioned Godlu v. Hennessy et al., Case No. 22-cv-569. This lawsuit remains in preliminary stages and there have been no substantive developments.

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfilment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. Vroom Automotive, LLC and the Attorney General of the State of Texas have agreed to a temporary injunction in which Vroom Automotive, LLC agrees to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. The parties also have agreed to stay the litigation for 45 days to allow the parties time to negotiate a mutually acceptable resolution of the case without the need for litigation. Because the case is at an early stage and the outcome of any complex legal proceeding is inherently unpredictable and

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

As previously disclosed, we have been subject to audits, requests for information, investigations and other inquiries from our regulators relating to increased customer complaints concerning the same or similar matters alleged in the State of Texas petition. These regulatory matters could continue to progress into legal proceedings as well as enforcement actions resulting in fines, penalties, restitution, or alterations in our business practices, which in turn, could lead to increased business expenses, additional limitations on our business activities and further reputational damage, although to date such expenses have not had a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

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

14. Stockholders’ Equity

Preferred Stock

On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of March 31, 2022, there was no preferred stock issued or outstanding.

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

15. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 3,019,108 shares of the Company’s common stock, (ii) up to 4% of an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. On February 28, 2022, the Company registered an additional 5,483,716 shares of the Company's common stock to be issued pursuant to the 2020 Plan. As of March 31, 2022, there were 7,375,049 shares available for future issuance under the 2020 Plan.

Stock Options

The Company recognized $0.4 million and $0.6 million of stock-based compensation expense related to stock options for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the Company had $2.0 million and $2.5 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.6 years and 1.7 years, respectively .

RSUs

The Company recognized $3.2 million and $2.2 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, the

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company had $27.7 million and $21.7 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.1 years.

16. Financial Instruments and Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

The Company holds certain financial assets that are required to be measured at fair value on a recurring basis. Additionally, the Company elected the fair value option for the financial assets and liabilities of UACC’s consolidated CFEs, beneficial interests in the 2022-1 securitization completed in February and certain of UACC’s finance receivables that are ineligible to be sold as of the acquisition date. Under the fair value option allowable under ASC 825, “Financial Instruments” (“ASC 825”), the Company may elect to measure at fair value financial assets and liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings.

The following tables presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$189,504	$—	$—	$189,504
Commercial paper	—	22,999	—	22,999
CFE assets:
Finance receivables	—	—	189,469	189,469
Finance receivables at fair value	—	—	35,954	35,954
Beneficial interests in securitizations	—	15,603	—	15,603
Total financial assets	$189,504	$38,602	$225,423	$453,529
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	204,627	—	204,627
Total financial liabilities	$—	$204,627	$—	$204,627

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$601,807	$—	$—	$601,807
Commercial paper	—	149,974	—	149,974
Total financial assets	$601,807	$149,974	$—	$751,781

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Valuation Methodologies of Financial Instruments Measured at Fair Value on a Recurring Basis

The following is a description of the valuation methodologies used for financial instruments carried at fair value. These methodologies are applied to financial assets and liabilities across the fair value levels discussed above, and it is the observability of the inputs used that determines the appropriate level in the fair value hierarchy for the respective asset or liability.

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

Financial assets and liabilities of CFEs: In connection with the UACC Acquisition, as described in Note 5– Acquisitions, the Company acquired certain financial assets and liabilities of consolidated VIE subsidiaries related to securitization transactions that were deemed to be CFEs. The Company elected the fair value option for the assets and liabilities of its consolidated VIEs related to the 2020 and 2021 historical securitizations acquired from UACC.

As of the Acquisition Date, in accordance with ASC 825, the Company has elected the fair value option, for the eligible financial assets and liabilities of these consolidated CFEs in order to mitigate potential accounting mismatches between the carrying value of the financial assets and liabilities. To eliminate potential measurement differences, the Company elected the measurement alternative included in ASU 2014-13, allowing the Company to measure both the financial assets and liabilities of a qualifying CFE using the fair value of either the CFE’s financial assets or liabilities, whichever is more observable. Under the measurement alternative prescribed by ASU 2014-13, the Company recognizes changes in the CFE’s net assets, including changes in fair value adjustments and net interest earned, in its condensed consolidated statements of operations.

The Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the eligible CFEs are more observable, but in either case, the methodology results in the fair value of the financial assets of the securitization trust being equal to the fair value of their liabilities The Company determined that the fair value of the liabilities of the securitization CFEs are more observable, since market prices of their liabilities are based on non-binding quoted prices provided by broker dealers who make markets in similar financial instruments. The assets of the securitization CFEs are not readily marketable, and their fair value measurement requires information that may be limited in availability.

In determining the fair value of the securitization debt of consolidated CFEs, the broker dealers consider contractual cash payments and yields expected by market participants. Broker dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including ratings, coupon, collateral type and seasoning or age of the security. When the Company obtains prices from multiple broker dealers for the same security and has a consensus among them, it deems these fair values to be based on observable valuation inputs and classified as Level 2 of the fair value hierarchy. Where a third-party broker dealer quote is not available, an internal model is utilized using unobservable inputs or if we have multiple quotes that are not within determined range, it classified the securitization debt as Level 3 of the fair value hierarchy.

The financial assets of the consolidated CFEs are an aggregate value derived from the fair value of the CFEs liabilities. The Company determined that CFEs finance receivables in their entirety should be classified as Level 3 of the fair value hierarchy.

Finance receivables at fair value: In connection with the UACC Acquisition as described in Note 5 – Acquisitions, the Company acquired certain finance receivables for which it elected the fair value option in accordance with ASC 825. These receivables primarily relate to finance receivables that are not eligible to be sold in the immediate future due to

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

various factors such as: delinquencies, bankruptcy, etc. The Company estimates the fair value of these receivables using a discounted cash flow model and incorporates key inputs that include performance rate, default rate, recovery rate, and weighted average coupon rates, as well as certain macroeconomics events the Company believes market participants would consider relevant.

Beneficial interests in securitization: Beneficial interests in securitization relate to the Company’s 2022-1 securitization completed in February 2022 and include rated notes as well as certificates. Refer to Note 4 – Variable Interest Entities and Securitizations. The Company elected the fair value option on its beneficial interests in securitization.

Beneficial interests may initially be classified as Level 2 if the transactions occur within close proximity to the end of each respective reporting period. Subsequently, similar to the securitization debt described above, fair value is determined by requesting a non-binding quote from broker dealers, or by utilizing market acceptable valuation models, such as discounted cash flows. Broker dealer quotes may be based on an income approach, which converts expected future cash flows to a single present value amount, with specific consideration of inputs relevant to particular security types. Such inputs may include ratings, collateral types, geographic concentrations, underlying loan vintages, delinquencies and defaults, loss severity assumptions, prepayments, and weighted average coupons and maturities. When the volume or level of market activity for a security is limited, certain inputs used to determine fair value may not be observable in the market. Broker dealer quotes may also be based on a market approach that considers recent transactions involving identical or similar securities. When the Company obtains prices from multiple broker dealers for the same security and has a consensus among them, it deems these fair values to be based on observable valuation inputs and classified as Level 2 of the fair value hierarchy. Where a third-party broker dealer quote is not available, the Company utilizes an internally developed model using unobservable inputs. If internally developed models are utilized or if the Company has multiple quotes that are not within a consensus range of each other, the Company deems these securities to be classified as Level 3 of the fair value hierarchy.

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2022	$—	$—	$—
Acquired in business combination	262,644	34,283	275,394
Transfer out of Level 3	—	—	(275,394)
Transfer within Level 3 categories	(10,019)	10,019	—
Losses included in other income	(15,807)	(1,730)	—
Sales	(24,312)	—	—
Paydowns	(26,070)	(7,500)	—
Other	3,033	882	—
Fair value as of March 31, 2022	$189,469	$35,954	$—

Transfers out of Level 3

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis, except for assets and liabilities acquired during the period as described below. There were no transfers into Level 3 during the three-months ended March 31, 2022.

During the three months ended March 31, 2022, transfers out of Level 3 liabilities related to securitization debt of consolidated CFEs. The transfer out of Level 3 was the result of achieving consensus pricing from third-party broker dealers who utilize market observable inputs to price the liabilities. Upon acquisition, the Company utilized unobservable pricing information and an internal discounted cash flows model to value the CFEs liabilities. The Company obtained consensus broker dealers quotes as of March 31, 2022. For the CFEs liabilities acquired during the period, the transfer was presumed to occur immediately after the Acquisition Date.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2021, there were no financial assets or liabilities measured using Level 3 inputs on a recurring basis.

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Other loss (income), net" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

Three Months Ended March 31, 2022
Financial Assets
Finance receivables of CFEs	$(14,371)
Finance receivables at fair value	613
Beneficial interests in securitizations	(156)
Financial Liabilities
Debt of securitized VIEs	2,364
Total net loss included in other income	$(11,550)

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of March 31, 2022	Finance Receivables of CFEs at Fair Value	Finance Receivable at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$218,243	$44,593
Aggregate fair value of finance receivables that are reported at fair value	$189,469	$35,954
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$2,476	$3,286
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$2,154	$2,390

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of March 31, 2022	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of debt of securitized VIEs	$206,991
Aggregate fair value of debt of securitized VIEs	$204,627

As of March 31, 2021, there were no financial assets or liabilities for which the fair value option was elected.

Fair Value of Financial Instruments Not Carried at Fair Value

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The carrying value of the 2020 Vehicle Floorplan Facility was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period.

Finance receivables held for sale, net: For finance receivables eligible to be sold, the Company determines the fair value of finance receivables utilizing sales prices based on estimated securitization transactions, adjusted for transformation costs, risk and a normal profit margin associated with securitization transactions. The Company uses a

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discounted cash flow model to estimate the present value of future recoveries for finance receivables that become delinquent and no longer meet the expected sales criteria. Such fair value measurement of finance receivables held for sale, net is considered Level 3 of the fair value hierarchy. The carrying value and fair value of the finance receivables held for sale, net were as follows (in thousands):

March 31,
2022
Carrying value	$117,658
Fair value	$123,163

As of March 31, 2021, the Company did not have any finance receivables held for sale.

Convertible Senior Notes (the “Notes”): The fair value of the Notes, which are not carried at fair value on the accompanying consolidated balance sheets, was determined utilizing actual bids and offer prices of the Notes in markets that are not active and are classified within Level 2 of the fair value hierarchy.

	March 31,	December 31,
	2022	2021
Carrying value	$611,424	$610,618
Fair value	$293,750	$386,100

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the accompanying consolidated balance sheets, approximated their carrying value as of March 31, 2022 and are classified within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments on a Nonrecurring Basis

Assets and liabilities acquired as part of a business combination and goodwill attributable to each of the Company's reporting units are recorded at fair value on a nonrecurring basis. Refer to Note 5 – Acquisitions and Note 8 - Goodwill and Intangible Assets for additional information.

From time to time the Company may mark certain receivables classified as held for sale to fair value and classified as financial instruments recorded at fair value on a non-recurring basis. As of March 31, 2022 there were no material finance receivables that were marked to fair value on a non-recurring basis.

17. Segment Information

The Company has four reportable segments: Ecommerce, Wholesale, TDA, and Retail Financing. No operating segments have been aggregated to form the reportable segments. The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise wide group basis. Accordingly, the Company does not report segment asset information. As of March 31, 2022 and December 31, 2021, long-lived assets were predominantly located in the United States.

The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform, fees earned on vehicle financing originated by UACC or our third-party financing sources and sales of value-added products associated with those vehicles sales. The Wholesale reportable segment represents sales of used vehicles through wholesale channels. The TDA reportable segment represents retail sales of used vehicles from TDA and fees earned on sales of financing and value-added products associated with those vehicle sales. The Retail Financing reportable segment represents UACC’s operations with its network of third-party dealership customers, including the purchases and servicing of vehicle installment contracts. Revenues within the "All Other" category consist of the CarStory business and vehicle repair services at TDA.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended March 31, 2022
	Ecommerce	Wholesale	TDA	Retail Financing	All Other	Total
Revenues from external customers	$675,364	$139,984	$56,271	$47,687	$4,469	$923,775
Gross profit	$34,320	$(2,753)	$1,806	$44,963	$3,304	$81,640

	Three Months Ended March 31, 2021
	Ecommerce	Wholesale	TDA	Retail Financing	All Other	Total
Revenues from external customers	$422,308	$118,024	$47,587	$—	$3,199	$591,118
Gross profit	$31,837	$(282)	$2,791	$—	$1,830	$36,176

The reconciliation between reportable segment gross profit to consolidated loss before provision for income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Reconciliation to consolidated total revenue
Total reportable segment revenue	$919,306	$587,919
All Other revenues	4,469	3,199
Consolidated total revenue	$923,775	$591,118
Reconciliation to consolidated loss before provision for income taxes
Total reportable segment gross profit	$78,336	$34,346
All Other gross profit	3,304	1,830
Selling, general and administrative expenses	187,994	109,114
Depreciation and amortization	7,856	2,594
Goodwill impairment charge	201,703	—
Interest expense	9,380	3,812
Interest Income	(3,952)	(2,296)
Other income, net	12,358	(15)
Consolidated loss before provision for income taxes	$(333,699)	$(77,033)

18. Income Taxes

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

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 6.96% and (0.20)%, respectively. The increase in effective tax rate was primarily driven by a deferred tax benefit recorded for the decrease of Valuation Allowance resulting from the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation) that occurred during the quarter of $23.9 million.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2015 and prior.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Internal Revenue Code (IRC) Section 382 provides for a limitation of the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the IRC Section 382) that limits the Company’s ability to utilize these carryforwards. The Company completed a Section 382 study to determine the applicable limitation, if any. It was determined that the Company has undergone four ownership changes, the most recent of which was April 2021. These changes will substantially limit the use of the net operating losses generated before the change in control.

The Company acquired Unitas Holdings Corp (now known as Vroom Finance Corporation) on February 1, 2022 in a stock acquisition, refer to Note 5 – Acquisitions for additional information. The NOLs and other tax attributes acquired will be subject to Section 382 limitations. The Company is in the process of determining the amount of attributes that will be available for use.

The Company has not identified any uncertain tax positions as of March 31, 2022 and December 31, 2021.

19. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2022	2021
Net loss	$(310,459)	$(77,189)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	137,259,629	135,497,511
Net loss per share attributable to common stockholders, basic and diluted	$(2.26)	$(0.57)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of March 31,
	2022	2021
Convertible senior notes	11,158,722	—
Stock options	3,814,755	4,995,310
Restricted stock units	2,398,593	1,700,090
Total	17,372,070	6,695,400

20. Subsequent Events

Realignment Plan

On May 5, 2022, our board of directors approved a business realignment plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity (the “Realignment Plan”).

The Realignment Plan includes a headcount reduction of approximately 270 positions. The Company estimates that it will incur total cash charges of approximately $4.0 million for severance and other personnel-related reduction costs. Additionally, the Company expects to recognize approximately $7.0 million of lease impairment charges related to closing the New York City, Detroit and Sell Us Your Car® center facilities.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CEO Transition

Effective May 9, 2022, Thomas H. Shortt has been appointed as the Company’s Chief Executive Officer and a director, succeeding Paul J. Hennessy upon Mr. Hennessy’s resignation as Chief Executive Officer and a director of the Company. Mr. Shortt previously served as the Company’s Chief Operating Officer since January 2022.

The Company has entered into a new employment agreement with Mr. Shortt in connection with his appointment as Chief Executive Officer.

Also effective on May 9, 2022, Robert J. Mylod, Jr., the current Chairperson of the Board, has been appointed as the Independent Executive Chair of the Board in order to support the leadership change in the Company’s Chief Executive Officer position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and in the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), as updated by the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

Vroom is an innovative, end-to-end ecommerce platform that is transforming the used vehicle industry by offering a better way to buy and a better way to sell used vehicles. We are deeply committed to creating an exceptional experience for our customers.

We are driving enduring change in the industry on a national scale. Leveraging the benefits of national scale and local efficiency, we take a vertically integrated, hybrid asset-light approach that is reinventing all phases of the vehicle buying and selling process, from discovery to delivery and everything in between. Our platform encompasses:

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

•
Vehicle Operations: Our scalable and vertically integrated operations underpin our business model. We strategically source inventory from consumers, auctions, rental car companies, OEMs, and dealers. We improve our ability to acquire high-demand vehicles through enhanced supply science across all our sourcing channels and we have expanded our national marketing efforts to drive consumer sourcing. In our reconditioning and logistics operations, we deploy a hybrid asset-light strategy that optimizes a combination of ownership and operation of assets by us with strategic third-party partnerships. As we scale nationally, we continue to leverage our expanding last mile hub logistics operations and geographically dispersed network of reconditioning centers to further develop our regional operating model designed to improve our operating leverage, drive stronger unit economics and enhance our customer experience.

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

Recent Events

Business Realignment Plan

In light of operational challenges in our business, the need to reduce our cash spend and changes in financial market sentiment, on May 5, 2022, our board of directors (the "Board") approved a business realignment plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing our operating expenses and maximizing liquidity (the “Realignment Plan”). The primary elements of the Realignment Plan are as follows:

•
reducing the rate of unit sales to focus on lowering SG&A and expanding GPPU;

•
reducing marketing expense by focusing on highest-ROI channels while aligning with volume trajectory;

•
right sizing our organization by reducing our headcount by approximately 270 positions, or 14% of our workforce;

•
further developing our regional operating model to reduce costs and increase GPPU;

•
eliminating physical office locations in New York and Detroit, and closing several
Sell Us Your Car® Centers in Texas;

•
streamlining TDA's operations;

•
further improving and automating key aspects of sales operations.

In addition, as we execute on our Realignment Plan, we intend to accelerate the development of UACC as a captive financing operation, giving us the ability to better serve our customers across the credit spectrum, drive enhanced unit economics and improve our overall customer experience.

We expect the reduction in force to be completed in the second quarter of 2022 and the remaining aspects of Realignment Plan to be implemented by the end of 2022.

In connection with the Realignment Plan, we expect to incur total cash charges of approximately $4.0 million, consisting primarily of severance and other related personnel reduction costs. Additionally, we expect to recognize approximately $7.0 million of lease impairment charges in the second fiscal quarter of 2022, related to closing physical office locations and Sell Us Your Car® centers. We expect to achieve approximately $135.0 to $165.0 million of cost reductions and operating improvements across our operations for the remainder of 2022, when compared to the first quarter annualized, as a result of the Realignment Plan.

The foregoing estimates are based upon current assumptions and expectations but are subject to known and unknown risks and uncertainties. Accordingly, we may not be able to fully realize the cost savings and benefits initially anticipated from the Realignment Plan, and the expected costs may be greater than expected. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors— Risks Related to Our Financial Condition and Results of Operations—We may not successfully execute or achieve the expected benefits of our Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations” for more information.

CEO Transition

Effective May 9, 2022, Thomas H. Shortt has been appointed as our Chief Executive Officer and a director, succeeding Paul J. Hennessy upon Mr. Hennessy’s resignation as Chief Executive Officer and a director of the Company. Mr. Shortt previously served as our Chief Operating Officer since January 2022.

We have entered into a new employment agreement with Mr. Shortt in connection with his appointment as Chief Executive Officer.

Also effective on May 9, 2022, Robert J. Mylod, Jr., the current Chairperson of the Board, has been appointed as the Independent Executive Chair of the Board in order to support the leadership change in our Chief Executive Officer position.

UACC Acquisition

On February 1, 2022 (the "Acquisition Date"), we completed the acquisition (the "UACC Acquisition") of 100% of Unitas Holdings Corp., including its wholly owned subsidiaries United PanAm Financial Corp. and United Auto Credit Corporation ("UACC"). Unitas Holdings Corp. (now known as Vroom Finance Corporation), United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and UACC, as well as their other subsidiaries, are now our wholly owned subsidiaries. This acquisition accelerates our strategy of establishing a captive financing arm and underwriting vehicle financing for our customers, the results of which will be included within the Ecommerce reporting segment. UACC will also continue its current operations with its network of third-party dealership customers, including the purchases and servicing of vehicle installment contracts, which constitutes a separate reporting segment — Retail Financing. The cash consideration transferred was approximately $316.1 million at the Acquisition Date, subject to customary purchase price adjustments.

We believe that, over time, the UACC platform will unlock the benefits of our captive finance strategy and enable us to expand our penetration of sales to customers across the credit spectrum, enhance aggregate gross profit and GPPU, and leverage our fixed cost base. In addition, we expect loans originated by UACC to be funded through existing warehouse credit facilities and sold via whole loan sales under forward flow arrangements and off-balance sheet securitization transactions. This originate-to-sell strategy is designed to achieve the benefits of a captive financing operation while maintaining an asset-light funding strategy.

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

We believe the effects of the COVID-19 pandemic have reinforced our business model. However, the future impact of the COVID-19 pandemic on our operational and financial performance is currently uncertain and will depend on many factors outside our control, including the severity and duration of the COVID-19 pandemic and the effectiveness of actions taken to contain the spread of COVID-19 or treat its impact. The unpredictable nature of the virus, its treatment and worker sentiment may further delay routine in-person work and reduce the effectiveness of efforts aimed at improving employee retention; there can be no assurance that there will not be future material disruptions in our workforce. We will continue to monitor and assess the impact of the COVID-19 pandemic on our business and our results of operations and financial condition as the pandemic continues to evolve. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors—Risks Related to the COVID-19 Pandemic—The full extent of the future impact of the COVID-19 pandemic is uncertain and may have an adverse effect on our business, financial condition and results of operations” for more information.

Our Model

We generate revenue through the sale of used vehicles, vehicle financing and value-added products. We sell vehicles directly to consumers primarily through our Ecommerce segment as a licensed dealer.

As a result of the UACC Acquisition on February 1, 2022, we are developing a captive financing operation for Vroom customers, which will enable us to provide our customers with expanded financing solutions across the credit spectrum and an enhanced customer experience, while generating improved unit economics. We also expect to generate ecommerce product revenue through UACC’s sale of Vroom finance receivables in securitization transactions or forward flow arrangements. Additionally, we expect UACC to continue to purchase and service finance receivables originated by its existing network of dealership customers and generate finance revenue, including interest income as well as gain on sale related to these finance receivables.

We also sell vehicles through wholesale channels, which provide a revenue source for vehicles that do not meet our Vroom retail sales criteria. Additionally, we generate revenue through the retail sale of used vehicles and value-added products at Houston-based Texas Direct Auto, or TDA.

For the three months ended March 31, 2022, our Ecommerce, Wholesale, TDA, and Retail Financing segments represented 73.1%, 15.2%, 6.1%, and 5.2% of our total revenue, respectively.

Our retail gross profit consists of two components: Vehicle Gross Profit and Product Gross Profit. Vehicle Gross Profit is calculated as the aggregate retail sales price for all vehicles sold to customers along with delivery fee revenue and document fees received from customers, less the aggregate cost to acquire such vehicles, the aggregate cost of inbound transportation for such vehicles to our vehicle reconditioning centers, which we refer to as VRCs, and the aggregate cost of reconditioning such vehicles for sale. Product Gross Profit consists of fees earned on vehicle financing originated by our third-party financing sources and any third-party value-added products sold as part of a vehicle sale. Because we are paid fees on the third-party financing and other value-added products we sell, our gross profit on such products is equal to the revenue we generate. See “—Key Operating and Financial Metrics.” Going forward, our presentation of Product Gross Profit will include gain on sales of finance receivables from Vroom customers that we originate through UACC to finance the vehicles we sell.

Below is an explanation of how we calculate vehicle gross profit per unit and product gross profit per unit:

Our profitability depends primarily on improving unit economics and achieving operating leverage. We deploy a hybrid asset-light strategy that optimizes a combination of ownership and operation of assets by us with strategic third-party partnerships. Our hybrid approach also applies to the third-party value-added products we sell to customers. Historically, we have generated additional revenue streams without directly underwriting vehicle financing or protection products; however, the UACC Acquisition enables us to underwrite vehicle financing for our customers. As we scale, we expect to benefit from efficiencies and operating leverage across our business, including our marketing and technology investments, and our inventory procurement, logistics, reconditioning and sales processes.

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

Vehicle Reconditioning

Before a vehicle is listed for retail sale on our platform, it undergoes a thorough reconditioning process in order to meet our Vroom retail sales criteria. The efficiency of this reconditioning process is a key element in our ability to profitably grow. To recondition vehicles, we rely on a combination of our Vroom VRC along with a network of VRCs owned and operated by third parties. Our total reconditioning capacity is approximately 2,100 units per week as of March 31, 2022, with approximately two-thirds from our 22 third-party VRCs, excluding Adesa. One of our third-party VRC providers, Adesa U.S., which also hosts a number of our last-mile hubs, recently announced it is being acquired by our competitor. In February 2022, Adesa communicated its intent to discontinue its third-party reconditioning services with us. We are currently replacing Adesa's capacity with increased capacity at our other existing providers and new providers, as well as relocating the affected last-mile hubs. We do not anticipate any disruptions to our operations as a result of the transition. Additionally, we intend to open our second proprietary VRC in 2023. Going forward, as we continue to scale our business, we intend to add additional proprietary VRCs to our integrated hybrid network to ensure adequate capacity and support our regional operating model. We expect that reconditioning costs and inbound shipping costs per unit will decrease as we benefit from operating leverage in reconditioning costs. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to expand and optimize our reconditioning capacity to satisfy increasing demand.”

Logistics Network

For our logistics operations, historically we have primarily used national third-party carriers, which allowed us to efficiently deliver vehicles to customers throughout the United States while focusing on expanding other critical components of our business, such as the volume and selection of vehicles in our inventory. We optimized our third-party logistics network nationally through the development of strategic carrier arrangements with national haulers and consolidated our carrier base into dedicated operating regions. This strategy enhanced the flexibility, agility and speed of our growth while reducing the need for additional capital commitments as we scaled our business. More recently, we have been expanding our proprietary logistics networks due to a confluence of factors, including increased shipping prices and delays during the COVID-19 pandemic from a reduced supply of carriers and increased demand for carriers from competitors, as well as our desire to improve the quality and reliability of our logistics operations and enhance our customer experience. We have been prioritizing investment in our last mile hub delivery operations, where we can have the greatest impact on the customer experience, and also are investing in short-haul vehicles to make regional deliveries from our last mile hubs and line-haul vehicles for hub-to-hub shipments on high-volume routes. Consistent with our hybrid approach and the continued development of our regional operating model, we will strategically combine the operation of our expanded proprietary fleet with the use of third-party carriers, which will enable us to improve our operating leverage and provide the highest level of customer service. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to expand and develop our logistics network.”

Vehicle Financing

We generate revenue by earning fees on vehicle financing through our continued partnerships with third-party lenders. The recent UACC Acquisition enables us to accelerate the development of our captive financing capabilities. As a first step in our integration plan, UACC has joined the existing lineup of third-party lenders available on our ecommerce platform as we work to integrate UACC’s services and develop our captive financing operation, which will enable us to provide our customers with automotive financing solutions across the credit spectrum and an enhanced customer experience. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to expand and develop our financing capabilities.”

Other Value-Added Products

We generate revenue by earning fees for selling value-added products to customers in connection with vehicle sales. Currently, our other third-party value-added product offerings consist of protection products, such as sales of vehicle service contracts, GAP protection and tire and wheel coverage. As we scale our business, we intend to introduce additional value-added products that will be attractive to our customers and drive revenue and profitable growth. We expect that both expanded product offerings and increased attachment rates in value-added product sales will have a positive impact on our profitability. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to increase and better monetize other value-added products.”

Our Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (73.1% of total revenue for the three months ended March 31, 2022): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•
Wholesale (15.2% of total revenue for the three months ended March 31, 2022): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
TDA (6.1% of total revenue for the three months ended March 31, 2022): The TDA segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales.

•
Retail Financing (5.2% of total revenue for the three months ended March 31, 2022): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

Gross profit is defined as revenue less cost of sales for each segment. Reflected below is a summary of segment revenue and segment gross profit for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Revenue:
Ecommerce	$675,364	$422,308
Wholesale	139,984	118,024
TDA	56,271	47,587
Retail Financing	47,687	—
All Other	4,469	3,199
Total revenue	$923,775	$591,118
Gross profit (loss):
Ecommerce	$34,320	$31,837
Wholesale	(2,753)	(282)
TDA	1,806	2,791
Retail Financing	44,963	—
All Other	3,304	1,830
Total gross profit	$81,640	$36,176

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

	Three Months Ended March 31,
	2022	2021
Ecommerce units sold	19,473	15,504
Vehicle Gross Profit per ecommerce unit	$595	$1,151
Product Gross Profit per ecommerce unit	1,168	903
Total Gross Profit per ecommerce unit	$1,763	$2,054
Average monthly unique visitors	2,587,431	1,550,258
Listed vehicles	19,920	11,280
Ecommerce average days to sale	91	83

Ecommerce Units Sold

Ecommerce units sold is defined as the number of vehicles sold and shipped to customers through our ecommerce platform, net of returns under our Vroom 7-Day Return Program. Ecommerce units sold excludes sales of vehicles through the TDA and Wholesale segments. Each vehicle sale through our ecommerce platform also creates the opportunity to leverage such sale to provide vehicle financing, sell value-added products and acquire trade-in vehicles from our customers, which we can either recondition and add to our inventory or sell through wholesale channels.

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

Product Gross Profit per Ecommerce Unit

Product Gross Profit per ecommerce unit, which we refer to as Product GPPU, for a given period is defined as the aggregate fees earned on sales of value-added products in that period, net of the reserves for chargebacks on such products in that period, divided by the number of ecommerce units sold in that period. Because we are paid fees on the vehicle financing and value-added products we sell, our gross profit is equal to the revenue we generate from the sale of such products. We plan to continue to introduce initiatives to increase the attachment rates of value-added products and expand our offerings of value-added products which will grow our Product GPPU. The UACC Acquisition accelerates our strategy to develop a captive financing arm and creates the opportunity to expand our automotive financing solutions across the credit spectrum, improve unit economics and create long-term value for our shareholders. With the captive financing offered by UACC, we will begin to generate product gross profit through the sales of finance receivables we originate and sell in securitization transactions or through forward flow arrangements.

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

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance: EBITDA, Adjusted EBITDA, Non-GAAP net loss, and Non-GAAP net loss per share. These non-GAAP financial measures have limitations as analytical tools in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with U.S. GAAP. We have reconciled all non-GAAP financial measures with the most directly comparable U.S. GAAP financial measures.

EBITDA, Adjusted EBITDA, Non-GAAP net loss, and Non-GAAP net loss per share are supplemental performance measures that our management uses to assess our operating performance and the operating leverage in our business. Because EBITDA, Adjusted EBITDA, Non-GAAP net loss, and Non-GAAP net loss per share facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes.

EBITDA and Adjusted EBITDA

We calculate EBITDA as net loss before interest expense, interest income, income tax expense and depreciation and amortization expense and we calculate Adjusted EBITDA as EBITDA adjusted to exclude acquisition related costs, change in fair value of finance receivables and goodwill impairment charges. Changes in fair value of finance receivables can fluctuate significantly from period to period and relate primarily to historical loans and debt which have been securitized, and acquired on February 1, 2022 from UACC. Our ongoing business model is to originate or purchase finance receivables with the intent to sell which we recognize at the lower of cost or fair value. Therefore, these historical finance receivables acquired, which are accounted for under the fair value option, will experience fluctuations in value from period to period. We believe it is appropriate to remove this temporary volatility from our Adjusted EBITDA results to better reflect our ongoing business model. Additionally, these historical finance receivables acquired from UACC are expected to run-off within approximately 18 months. The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net loss	$(310,459)	$(77,189)
Adjusted to exclude the following:
Interest expense	9,380	3,812
Interest income	(3,952)	(2,296)
(Benefit) provision for income taxes	(23,240)	156
Depreciation and amortization	7,895	2,906
EBITDA	$(320,376)	$(72,611)
Acquisition related costs	5,653	—
Change in fair value of finance receivables	5,621	—
Goodwill impairment charge	201,703	—
Adjusted EBITDA	$(107,399)	$(72,611)

Non-GAAP net loss and Non-GAAP net loss per share

We calculate Non-GAAP net loss as net loss adjusted to exclude acquisition related costs, change in fair value of finance receivables, and goodwill impairment charges. We calculate Non-GAAP net loss per share as Non-GAAP net loss divided by weighted average number of shares outstanding. The following table presents a reconciliation of Non-GAAP net loss and Non-GAAP net loss per share to net loss and net loss per share, which are the most directly comparable U.S. GAAP measures:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share amounts)
Net loss	$(310,459)	$(77,189)
Net loss attributable to common stockholders	$(310,459)	$(77,189)
Add: Acquisition related costs	5,653	—
Add: Change in fair value of finance receivables	5,621	—
Add: Goodwill impairment charge	201,703	—
Non-GAAP net loss	$(97,482)	$(77,189)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	137,259,629	135,497,511

Net loss per share, basic and diluted	$(2.26)	$(0.57)
Impact of acquisition related costs	0.04	—
Impact of change in fair value of finance receivables	0.04	—
Impact of goodwill impairment charge	1.47	—
Non-GAAP net loss per share, basic and diluted	$(0.71)	$(0.57)

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

Data analytics and experimentation drive decision making across all of our conversion and sourcing efforts. By analyzing the data generated by the millions of visitors and tens of thousands of transactions on our platform, and continually testing strategies to maximize conversion rates, we form a better understanding of consumer preferences and try to create a more tailored ecommerce experience for consumers looking to purchase vehicles. Similarly, for consumers looking to sell vehicles to us, we use a vast set of data and data analytics, to provide an automated pricing platform that delivers real time, market-driven appraisals, and continually experiment and test in order to further refine our approach to enhance the customer experience and drive increased vehicle purchases.

Increased conversion and consumer sourcing also depends on our ability to provide the necessary customer service and sales support to respond to increased demand. Our ongoing investment in our sales and sales support operations includes investments in processes and technology. We are continuing to invest in our processes, to remove friction and increase transaction flow and in technology, to automate and improve our customer experience and drive conversion and consumer sourcing. As we improve the customer experience, we expect that we will attract more visitors, improve conversion, drive greater sales and increase the percentage of vehicles sourced from consumers.

Ability to optimize the mix of inventory sources to drive increased gross profit and improvements to our unit economics

Improving unit economics and driving increased gross profit requires a number of important capabilities, including the ability to finance the acquisition of inventory at competitive rates, source high quality vehicles across various acquisition channels nationwide, secure adequate reconditioning capacity and execute effective marketing strategies to increase consumer sourcing. In addition, our ability to accurately forecast pricing and consumer demand for specific types of vehicles is critical to sourcing high quality, high-demand vehicles, as well as lower-price-point vehicles to take advantage of the expanded sales opportunities to customers across the credit spectrum enabled by the UACC Acquisition. This ability is enabled by our data science capabilities that leverage the growing amount of data at our disposal and generate predictive data analytics that fine-tune our supply and sourcing models. As we continue to invest in our operational efficiency and data analytics, we expect that we will improve our unit economics and in turn drive increased gross profit.

We strategically source inventory from consumers, auctions, rental car companies, OEMs and dealers. For the three months ended March 31, 2022, vehicles sourced from consumers represent approximately 77% of our retail inventory sold. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels and strive to source vehicles in a way that maximizes our average gross profit per unit and improves our unit economics. For example, purchasing vehicles at third-party auctions is competitive and, consequently, vehicle prices at third-party auctions tend to be higher than vehicle prices for vehicles sourced directly from consumers. Accordingly, as part of our sourcing strategy, we have strategically increased the percentage of vehicle sales that we source from consumers. In the first quarter of 2022, we have continued to experience unprecedented market conditions, caused in part by supply chain dislocations, a shortage of microchips and associated delays in new car manufacturing, which increased demand for used vehicles, putting downward pressure on supply and upward pressure on used vehicle pricing, and making consumer sourcing even more favorable.

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

Ability to expand and optimize our reconditioning capacity

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

We intend to continue to increase reconditioning capacity and operational efficiency through third-party VRC locations and additional proprietary VRCs. Our use of third-party VRCs to recondition vehicles allows us to avoid additional capital expenditures, quickly increase capacity, maintain greater operational flexibility and broaden our geographic footprint to drive lower logistics costs. However, we are currently experiencing reconditioning and logistics constraints due to labor shortages and elevated demand at third-party supply chain partners, which negatively affects our cost structure and throughput. Additionally, one of our third-party VRC providers, Adesa U.S., which also hosts a number of our last-mile hubs, recently announced it is being acquired by our competitor. In February 2022, Adesa communicated its intent to discontinue its third-party reconditioning services with us. We are continuing to replace Adesa's capacity with increased capacity at our other existing providers and new providers, as well as relocate the affected last-mile hubs. We do not anticipate any disruptions to our operations as a result of the transition. We also intend to open our second proprietary VRC in 2023. Proprietary VRCs will enable us to have increased control over our reconditioning operations, increase capacity as we scale, and support our regional operating model. We will seek to optimize the combination of strategic, geographically dispersed, proprietary and third-party VRCs and intend to add additional proprietary VRCs into our integrated hybrid network.

We leverage our data analytics and deep industry experience to strategically select VRC locations where we believe there is the highest supply and demand for our vehicles and enable us to leverage a regional operating model. We expect that the continued increase in reconditioning capacity and investment in technology will drive greater operational efficiency, higher gross profit per unit and improved unit economics over time.

Ability to expand and develop our logistics network

Historically, we primarily used national third-party carriers and have optimized our third-party logistics network nationwide through the development of strategic carrier arrangements with national haulers and the consolidation of our carrier base into a smaller number of carriers in dedicated operating regions. We expect that these enhanced logistics operations, combined with the expansion of strategically located VRCs, will drive efficiency in our logistics operations. For the three months ended March 31, 2022, we delivered 76% of our ecommerce units sold with our proprietary last mile service. We have been accelerating our strategy to optimize our hybrid approach by expanding our proprietary logistics networks due to a confluence of factors, including increased shipping prices and delays during the COVID-19 pandemic from a reduced supply of carriers and increased demand for carriers from competitors, as well as our desire to improve the quality and reliability of our logistics operations and enhance our customer experience. We have been prioritizing investment in our last mile hub delivery operations, where we can have the greatest impact on the customer experience, and also are investing in short-haul vehicles to make regional deliveries from our last mile hubs, many of which are located at our third-party VRCs, and line-haul vehicles for hub-to-hub shipments on high-volume routes. As we invest in our expanded logistics operations, we expect to incur increased operating expenses and capital expenditures associated with purchasing or leasing fleet vehicles, leasing space for delivery hubs, hiring qualified drivers, and operating and maintaining fleet vehicles, offset in part by reduced third-party logistics expense. Consistent with our hybrid approach and the continued development of our regional operating model as we continue to scale our business, we will strategically combine the operation of our expanded proprietary fleet with the use of third-party carriers, which will enable us to accommodate our rapid growth, improve our operating leverage and provide the highest level of customer service. Over time, as our business scales, we expect that optimizing our logistics network through this hybrid approach will result in improved unit economics, increased profitability and an enhanced customer experience.

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

Ability to expand and develop our financing capabilities

Fees earned on vehicle financing, both through our continued partnerships with third-party lenders and the development of our captive financing capabilities, present an opportunity to grow our business and drive profitability. Strategic partnerships with lenders such as Chase, Ally Financial and Santander provide enhanced revenue streams for us, as well as offering convenience, assurance and efficiency for our customers and have contributed to improvements in Product GPPU. In addition, our recent UACC Acquisition enables us to accelerate the establishment of our captive financing capabilities. We expect that with further investment and our continued integration efforts, the UACC Acquisition will allow us to improve unit economics, which will accelerate our path to profitability.

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

Seasonality

Used vehicle sales have historically been seasonal. The used vehicle industry typically experiences an increase in sales early in the calendar year and reaches its highest point late in the first quarter and early in the second quarter. Vehicle sales then level off through the rest of the year, with the lowest level of sales in the fourth quarter. This seasonality has historically corresponded with the timing of income tax refunds, which are an important source of funding for vehicle purchases. Additionally, used vehicles depreciate at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Given the current market demand for used vehicles and other macroeconomic factors, we have not experienced traditional seasonality trends in the most recent periods. See “Risk Factors—Risks Related to Our Financial Condition and Results of Operations—We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business.”

Macroeconomic Factors

We have recently experienced unprecedented market conditions and inflationary pressures, caused in part by supply chain dislocations, a shortage of microchips and associated delays in new car manufacturing, which increased demand for used vehicles, putting downward pressure on supply and upward pressure on used vehicle pricing. This volatility creates risks around our ability to appropriately price our vehicles and maintain our sales margins and may cause our results of operations to fluctuate significantly. We have also experienced reconditioning and logistics constraints due to labor shortages and elevated demand at third-party supply chain partners, which negatively affects our cost structure and throughput. In addition, Russia’s invasion of Ukraine has increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil supply and demand, which in turn has increased the volatility of oil and natural gas prices. A significant escalation or expansion of economic disruption could disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations. We will continue to actively monitor and develop responses to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our business throughout the remainder of 2022.

Components of Results of Operations

Revenue

Retail vehicle revenue

We sell retail vehicles through both our ecommerce platform and TDA. Revenue from vehicle sales, including any delivery charges, is recognized when vehicles are delivered to the customers or picked up at our TDA retail location, net of a reserve for estimated returns. The number of units sold and the average selling price (“ASP”) per unit are the primary factors impacting our retail revenue stream.

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

As a data-driven company, we acquire inventory based upon demand predicted by our data analytics. Recently, our ASP increased significantly primarily due to market appreciation, and we expect ASP to fluctuate in the short-term as a result of market conditions. However, our long-term strategy continues to move us towards lower-priced inventory, which we expect will result in a lower ASP. The UACC Acquisition will enable us to expand our automotive financing solutions across the credit spectrum and we expect to increase our offering of lower-price-point vehicles to take advantage of those capabilities.

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

Product revenue

We generate revenue by earning fees on sales of third-party financing and value-added products to our customers in connection with vehicle sales, such as vehicle service contracts, GAP protection and tire and wheel coverage.

We earn fees on third-party financing and value-added products pursuant to arrangements with the third parties that sell and administer these products. For accounting purposes, we are an agent for these transactions and, as a result, we recognize fees on a net basis when the customer enters into an arrangement to purchase these products or obtain third-party financing, which is typically at the time of a vehicle sale. Our gross profit on product revenue is equal to the revenue we generate. Product revenue is affected by the number of vehicles sold, the attachment rate of value-added products and the amount of fees we receive on each product. Product revenue also consists of estimated profit-sharing amounts to which we are entitled based on the performance of third-party protection products once a required claims period has passed. A portion of the fees we receive is subject to chargeback in the event of early termination, default, or prepayment of the contracts by our customers. We recognize product revenue net of reserves for estimated chargebacks.

As a result of the UACC Acquisition, we also generate ecommerce product revenue by providing Vroom customers with automotive financing solutions through our captive financing operation and selling the finance receivables originated by UACC in securitization transactions or forward flow arrangements. We will account for sales of these finance receivables in accordance with ASC Topic 860, Transfers and Servicing of Financial Assets ("ASC 860"). In order for transfers of the finance receivables to qualify as sales, the finance receivables being transferred must be legally isolated, may not be constrained by restrictions from further transfer, and must be deemed to be beyond our control. We are planning to structure future securitization transactions to qualify for sale accounting, similar to the 2022-1 securitization transaction completed in February 2022, for which gain on sale was recorded in “Finance revenue”, as discussed below. There were no gain on sales recorded in "Product revenue" for the three months ended March 31, 2022. The revenue we are able to generate from these sales will be dependent on the number of finance receivables UACC originates with our customers, the average principal balance of the finance receivables, the credit quality of the portfolio, and the price at which they are sold in securitization transactions or through forward flow arrangements.

Finance revenue

Our finance revenue consists of gain on the sales of finance receivables acquired by UACC from its network of third-party dealership customers, interest income earned on finance receivables held for sale, as well as interest income earned on finance receivables held in consolidated VIEs related to UACC securitization transactions consummated prior to the Acquisition Date.

UACC acquires and services finance receivables from its network of third-party dealership customers and generates revenue through the sales of these financing receivables. We account for sales of finance receivables in accordance with ASC 860.

All securitization transactions consummated prior to the Acquisition Date were accounted for as secured borrowings and we recognize interest income, which includes finance charges and service charges in accordance with the terms of the related customer agreements.

In February 2022, UACC completed the 2022-1 securitization transaction, which qualified as a sale, therefore we recorded a gain on the sale of the finance receivables. The amount of the gain is equal to the fair value of the net proceeds received less the carrying amount of the finance receivables. We intend to structure future securitization transactions similar to the 2022-1 securitization and account for them as sales

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced. Fees are earned monthly at an annual rate of approximately 4% of the outstanding principal balance of the finance receivables serviced.

Other revenue

Other revenue consists of labor and parts revenue earned by us for vehicle repair services at TDA and revenue from CarStory.

See “Note 3—Revenue Recognition” to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Cost of sales

Retail cost of sales

Retail cost of sales primarily includes the costs to acquire vehicles, inbound transportation costs and direct and indirect reconditioning costs associated with preparing vehicles for sale. Costs to acquire vehicles are primarily driven by the inventory source, vehicle mix and general supply and demand conditions of the used vehicle market. Inbound transportation costs include costs to transport the vehicle to our VRCs. Reconditioning costs include parts, labor and third-party reconditioning costs directly attributable to the vehicle and allocated overhead costs. Cost of sales also includes any accounting adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Wholesale cost of sales

Wholesale cost of sales primarily includes costs to acquire vehicles sold through wholesale channels as well as any accounting adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Finance cost of sales

Finance cost of sales consists of interest expense incurred on securitization debt and collection expenses related to servicing finance receivables originated by UACC.

Other cost of sales

Other cost of sales consists of labor and parts costs incurred for vehicle repair services at TDA and cost of sales from CarStory.

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

Depreciation and amortization

Our depreciation and amortization expense primarily includes: depreciation related to our leasehold improvements and logistics fleet; amortization related to intangible assets in acquired businesses; and capitalized internal use software costs incurred in the development of our platform and website applications. Depreciation expense related to our Vroom VRC and the portion of depreciation expense for our proprietary logistics fleet related to inbound transportation is included in cost of sales in the consolidated statements of operations.

Goodwill Impairment Charge

Goodwill impairment charge represents an impairment charge to write down the carrying amount of the goodwill to fair value.

Interest expense

Our interest expense primarily includes interest expense related to our vehicle floorplan facility with Ally Bank and Ally Financial (the "2020 Vehicle Floorplan Facility"), as discussed below, which is used to finance our inventory, interest expense on our Notes, and interest expense on the Warehouse Credit Facilities, which is used to finance our finance receivables.

Interest Income

Interest income primarily represents interest credits earned on cash deposits maintained in relation to our 2020 Vehicle Floorplan Facility as well as interest earned on cash and cash equivalents.

Other Loss (Income)

Other loss (income) primarily represents unrealized losses (gains) on finance receivables at fair value and beneficial interests in securitizations.

Results of Operations

The following table presents our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	% Change

	(in thousands)
Revenue:
Retail vehicle, net	$707,186	$454,323	55.7%
Wholesale vehicle	139,984	118,024	18.6%
Product, net	24,449	15,572	57.0%
Finance	47,687	—	100.0%
Other	4,469	3,199	39.7%
Total revenue	923,775	591,118	56.3%
Cost of sales:
Retail vehicle	695,509	435,267	59.8%
Wholesale vehicle	142,737	118,306	20.7%
Finance	2,724	—	100.0%
Other	1,165	1,369	(14.9)%
Total cost of sales	842,135	554,942	51.8%
Total gross profit	81,640	36,176	125.7%
Selling, general and administrative expenses	187,994	109,114	72.3%
Depreciation and amortization	7,856	2,594	202.9%
Goodwill impairment charge	201,703	—	100.0%
Loss from operations	(315,913)	(75,532)	318.3%
Interest expense	9,380	3,812	146.1%
Interest income	(3,952)	(2,296)	72.1%
Other loss (income), net	12,358	(15)	(82,486.7)%
Loss before provision for income taxes	(333,699)	(77,033)	333.2%
(Benefit) provision for income taxes	(23,240)	156	(14,997.4)%
Net loss	$(310,459)	$(77,189)	302.2%

Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (73.1% of total revenue for the three months ended March 31, 2022): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•
Wholesale (15.2% of total revenue for the three months ended March 31, 2022): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
TDA (6.1% of total revenue for the three months ended March 31, 2022): The TDA segment represents retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicle sales.

•
Retail Financing (5.2% of total revenue for the three months ended March 31, 2022): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

Three Months Ended March 31, 2022 and 2021

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	19,473	15,504	3,969	25.6%
Ecommerce revenue:
Vehicle revenue	$652,625	$408,314	$244,311	59.8%
Product revenue	22,739	13,994	8,745	62.5%
Total ecommerce revenue	$675,364	$422,308	$253,056	59.9%
Ecommerce gross profit:
Vehicle gross profit	$11,581	$17,843	$(6,262)	(35.1)%
Product gross profit	22,739	13,994	8,745	62.5%
Total ecommerce gross profit	$34,320	$31,837	$2,483	7.8%
Average vehicle selling price per ecommerce unit	$33,514	$26,336	$7,178	27.3%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$595	$1,151	$(556)	(48.3)%
Product gross profit per ecommerce unit	1,168	903	265	29.3%
Total gross profit per ecommerce unit	$1,763	$2,054	$(291)	(14.2)%
Ecommerce average days to sale	91	83	8	9.6%

Ecommerce units

Ecommerce units sold increased 3,969, or 25.6%, from 15,504 for the three months ended March 31, 2021 to 19,473 for the three months ended March 31, 2022. This increase was driven by higher inventory levels and strong national brand recognition. The increase was also attributable to strong market demand for used vehicles, caused in part by the shortage of microchips and delays in new car manufacturing. Average monthly unique visitors to our website grew from 1,550,258 for the three months ended March 31, 2021 to 2,587,431 for the three months ended March 31, 2022, representing year over year growth of 66.9%. We expect a reduction in ecommerce units sold as a result of our Realignment Plan and the strategic decision to reduce the rate of unit sales to focus on lowering SG&A and expanding GPPU.

Ecommerce average days to sale increased from 83 days for the three months ended March 31, 2021 to 91 days for the three months ended March 31, 2022. We made improvements to operations to streamline our transaction processing and enhance our customer experience which resulted in an increase in the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. We expect this increase to be transitory.

Vehicle Revenue

Ecommerce vehicle revenue increased $244.3 million, or 59.8%, from $408.3 million for the three months ended March 31, 2021 to $652.6 million for the three months ended March 31, 2022. The increase in ecommerce vehicle revenue was primarily attributable to the increase in ASP per unit, which increased from $26,336 for the three months ended March 31, 2021 to $33,514 for the three months ended March 31, 2022 and increased vehicle revenue by $139.8 million, as well as the 3,969 increase in ecommerce units sold, which increased vehicle revenue by $104.5 million,

The increase in ASP per unit was primarily attributable to market appreciation due to increased demand. Although we expect ASP to fluctuate in the short-term as a result of market conditions, our long-term strategy continues to move us toward lower-priced inventory, which we expect will result in a lower ASP. The UACC Acquisition will begin to enable us to expand our automotive financing solutions across the credit spectrum, and we expect to increase our offering of lower-price-point vehicles to take advantage of those capabilities.

Product Revenue

Ecommerce product revenue increased $8.7 million, or 62.5%, from $14.0 million for the three months ended March 31, 2021 to $22.7 million for the three months ended March 31, 2022. The increase in ecommerce product revenue was primarily attributable to a $265 increase in product revenue per unit, which increased product revenue by $5.2 million and the 3,969 increase in ecommerce units sold, which increased product revenue by $3.5 million. Product revenue per unit increased from $903 for the three months ended March 31, 2021 to $1,168 for the three months ended March 31, 2022, primarily due to higher attachment rates and an increase in the average loan size as a result of higher ASP. While we expect ecommerce product revenue will continue to grow driven by the captive financing offered by UACC, the introduction of new value-added products and increased attachment rates, this will be partially offset by the strategic decision to reduce ecommerce units sales as discussed above.

Vehicle Gross Profit

Ecommerce vehicle gross profit decreased $6.2 million, or 35.1%, from $17.8 million for the three months ended March 31, 2021 to $11.6 million for the three months ended March 31, 2022. The decrease in vehicle gross profit was primarily attributable to a $556 decrease in vehicle gross profit per unit, which decreased vehicle gross profit by $10.8 million, partially offset by the 3,969 increase in ecommerce units sold, which increased vehicle gross profit by $4.6 million. Vehicle gross profit per unit decreased from $1,151 for the three months ended March 31, 2021 to $595 for the three months ended March 31, 2022, primarily driven by lower sales margins as a result of higher depreciation on less fuel efficient vehicles, as well as higher reconditioning costs related to an increased mix of higher mileage vehicles along with significant parts inflation.

As we continue to mature our infrastructure and increase and optimize our hybrid network of VRCs, we expect ecommerce vehicle gross profit per unit to increase in the future driven by reduced costs across acquisitions, logistics and reconditioning.

Product Gross Profit

Ecommerce product gross profit increased $8.7 million, or 62.5%, from $14.0 million for the three months ended March 31, 2021 to $22.7 million for the three months ended March 31, 2022. The increase in ecommerce product gross profit was primarily attributable to a $265 increase in product gross profit per unit, which increased product gross profit by $5.2 million and the 3,969 increase in ecommerce units sold, which increased product gross profit by $3.5 million. Product gross profit per unit increased from $903 for the three months ended March 31, 2021 to $1,168 for the three months ended March 31, 2022, primarily due to higher attachment rates and an increase in the average loan size as a result of higher ASP. While we expect ecommerce product gross profit will continue to grow driven by the captive financing offered by UACC, the introduction of new value-added products and increased attachment rates, this will be partially offset by the strategic decision to reduce ecommerce units sales as discussed above.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	10,113	8,641	1,472	17.0%
Wholesale revenue	$139,984	$118,024	$21,960	18.6%
Wholesale gross loss	$(2,753)	$(282)	$(2,471)	876.2%
Average selling price per unit	$13,842	$13,659	$183	1.3%
Wholesale gross profit loss per unit	$(272)	$(33)	$(239)	724.2%

Wholesale Units

Wholesale units sold increased 1,472, or 17.0%, from 8,641 for the three months ended March 31, 2021 to 10,113 for the three months ended March 31, 2022, primarily driven by an increase in wholesale units purchased from consumers, a higher number of trade-in vehicles associated with the increase in the number of ecommerce units sold and strong wholesale market demand for used vehicles.

Wholesale Revenue

Wholesale revenue increased $22.0 million, or 18.6%, from $118.0 million for the three months ended March 31, 2021 to $140.0 million for the three months ended March 31, 2022. The increase was primarily attributable to the 1,472 increase in wholesale units sold, which increased wholesale revenue by $20.1 million, as well as a slightly higher ASP per wholesale unit, which increased wholesale revenue by $1.9 million.

Wholesale Gross Loss

Wholesale gross loss increased $2.5 million from $0.3 million for the three months ended March 31, 2021 to $2.8 million for the three months ended March 31, 2022. The increase was primarily attributable to a $239 increase in wholesale gross loss per unit primarily driven by lower sales margins as a result of an increase in depreciation on less fuel efficient vehicles.

TDA

The following table presents our TDA segment results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(in thousands, except unit data and average days to sale)
TDA units sold	1,699	1,775	(76)	(4.3)%
TDA revenue:
Vehicle revenue	$54,561	$46,009	$8,552	18.6%
Product revenue	1,710	1,578	132	8.4%
Total TDA revenue	$56,271	$47,587	$8,684	18.2%
TDA gross profit:
Vehicle gross profit	$96	$1,213	$(1,117)	(92.1)%
Product gross profit	1,710	1,578	132	8.4%
Total TDA gross profit	$1,806	$2,791	$(985)	(35.3)%
Average vehicle selling price per TDA unit	$32,114	$25,921	$6,193	23.9%
Gross profit per TDA unit:
Vehicle gross profit per TDA unit	$57	$683	$(626)	(91.7)%
Product gross profit per TDA unit	1,006	889	117	13.2%
Total gross profit per TDA unit	$1,063	$1,572	$(509)	(32.4)%
TDA average days to sale	60	56	4	7.1%

TDA units

TDA units sold decreased 76, or 4.3%, from 1,775 for the three months ended March 31, 2021 to 1,699 for the three months ended March 31, 2022.

Vehicle Revenue

TDA vehicle revenue increased $8.6 million, or 18.6%, from $46.0 million for the three months ended March 31, 2021 to $54.6 million for the three months ended March 31, 2022. The increase in TDA vehicle revenue was primarily due to a higher ASP per unit, as a result of market appreciation, which increased from $25,921 for the three months ended March 31, 2021 to $32,114 for the three months ended March 31, 2022 and increased revenue by $10.6 million.

Product Revenue

TDA product revenue remained relatively flat for the three months ended March 31, 2021 as compared to the three months ended March 31, 2022.

Vehicle Gross Profit

TDA vehicle gross profit decreased $1.1 million from $1.2 million for the three months ended March 31, 2021 to $0.1 million for the three months ended March 31, 2022.

Product Gross Profit

TDA product gross profit remained relatively flat for the three months ended March 31, 2021 as compared to the three months ended March 31, 2022.

Retail Financing

The following table presents our Retail Financing segment results of operations for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(in thousands, except unit data)
Retail Financing revenue	$47,687	$—	$47,687	100.0%
Retail Financing gross profit	$44,963	$—	$44,963	100.0%

Retail Financing Revenue

Retail Financing revenue was $47.7 million for the three months ended March 31, 2022 and primarily included a gain on sale of $29.6 million on the United Auto Credit 2022-1 securitization transaction and interest income earned on finance receivables owned by UACC prior to the acquisition of $14.9 million.

Retail Financing Gross Profit

Retail Financing gross profit was $45.0 million for the three months ended March 31, 2022 and primarily included the gain on sale of finance receivables of $29.6 million and interest income earned on finance receivables owned by UACC prior to the acquisition of $14.9 million, partially offset by collection expenses of $1.4 million related to servicing finance receivables originated by UACC and interest expense of $0.9 million incurred on securitization debt.

Selling, general and administrative expenses

	Three Months Ended March 31,
	2022	2021	Change	% Change

	(in thousands)
Compensation & benefits	$74,525	$39,870	$34,655	86.9%
Marketing expense	33,735	29,558	4,177	14.1%
Outbound logistics (1)	26,748	15,366	11,382	74.1%
Occupancy and related costs	5,646	3,922	1,724	44.0%
Professional fees	13,299	3,998	9,301	232.6%
Other	34,041	16,400	17,641	107.6%
Total selling, general & administrative expenses	$187,994	$109,114	$78,880	72.3%
(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses increased $78.9 million, or 72.3%, from $109.1 million for the three months ended March 31, 2021 to $188.0 million for the three months ended March 31, 2022. The increase was primarily due to:

•
a $34.7 million increase in compensation and benefits as a result of an increase in headcount and an increase in variable fees for third-party sales and sales support providers as a result of an increase in units sold;

•
a $11.4 million increase in outbound logistics costs attributable to the growth in ecommerce units sold, which increased outbound logistics costs by $7.5 million, and increases in market rates of logistics providers, which increased outbound logistics costs by $3.9 million;

•
a $9.3 million increase in professional fees primarily related to costs incurred in connection with the UACC Acquisition as well as increased legal fees; and

•
a $17.6 million increase in other selling, general and administrative expenses primarily related to volume-based fees for software licenses and other variable expenses as our business continues to scale as well as additional insurance costs associated with our growing operations.

We expect SG&A expenses to decrease in the future driven by our Realignment Plan, which will result in cost reductions and operating improvements through reducing marketing expense by focusing on highest-ROI channels while aligning with volume trajectory, a workforce reduction, further regionalizing our business and operations, eliminating certain physical office locations and further improving and automating key aspects of sales operations. These decreases will be partially offset by increases in SG&A expenses as we continue to integrate and invest in UACC, invest in and improve our customer experience, and continue expanding our proprietary logistics and reconditioning hybrid networks. We may not be able to fully realize the cost savings and benefits initially anticipated from the Realignment Plan, and the expected costs may be greater than expected. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors— Risks Related to Our Financial Condition and Results of Operations—We may not successfully execute or achieve the expected benefits of our Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations” for more information.

Depreciation and amortization

Depreciation and amortization expenses increased $5.3 million, or 202.9%, from $2.6 million for the three months ended March 31, 2021 to $7.9 million for the three months ended March 31, 2022. The increase was primarily due to amortization expense of intangible assets acquired as part of the UACC Acquisition and depreciation of short-haul and line-haul vehicles acquired for our proprietary logistics network.

Goodwill Impairment Charge

Goodwill impairment charge of $201.7 million represents an impairment charge to write down the carrying amount of the goodwill.

Interest expense

Interest expense increased $5.6 million, or 146.1%, from $3.8 million for the three months ended March 31, 2021 to $9.4 million for the three months ended March 31, 2022. The increase was primarily attributable to a higher outstanding balance of the 2020 Vehicle Floorplan Facility due to the increase in vehicle inventory levels as the business continues to scale, which increased interest expense $3.2 million and interest expense incurred on the Notes, which increased interest expense $2.0 million.

Interest income

Interest income increased $1.7 million, or 72.1%, from $2.3 million for the three months ended March 31, 2021 to $4.0 million for the three months ended March 31, 2022. The increase in interest income was primarily driven by higher interest credits earned by the Company related to the 2020 Vehicle Floorplan.

Other loss (income)

Other loss (income) increased to $12.4 million for the three months ended March 31, 2022. The increase in other loss (income) was primarily driven by an unrealized loss on the fair value of finance receivables.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and cash equivalents of $600.7 million and restricted cash of $196.8 million. Restricted cash primarily includes cash deposits required under our 2020 Vehicle Floorplan Facility of $56.4 million, cash deposits of $113.7 million required under cash collateral agreements with certain of our lenders and restricted cash for UACC under the securitizations and warehouse credit facilities of $25.5 million. Our primary source of liquidity is cash generated through financing activities. On February 1, 2022 we completed the UACC Acquisition for a cash purchase price of approximately $316.1 million, subject to customary purchase price adjustments.

We anticipate that our existing cash and cash equivalents and the 2020 Vehicle Floorplan Facility will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

We have experienced a continued increase in our cash usage as we have scaled our business. Our Realignment Plan is designed to reduce our use of cash and position us for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. Once the Realignment Plan is fully executed, we expect to achieve approximately $135.0 to $165.0 million of cost reductions and operating improvements across our operations for the remainder of 2022, when compared to the first quarter annualized. We may not be able to fully realize the cost savings and benefits initially anticipated from the Realignment Plan, and the expected costs may be greater than expected. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors— Risks Related to Our Financial Condition and Results of Operations—We may not successfully execute or achieve the expected benefits of our Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations” for more information.

Our future capital requirements will depend on many factors, including our rate of revenue growth, our efforts to reduce costs per unit, integration and investment costs for the UACC Acquisition, the expansion of our inventory, sales and marketing activities, and investment in our reconditioning, logistics and customer experience operations. To finance our long term growth and capital expenditures, we expect to use our cash and cash equivalents, borrowings under our vehicle floorplan facilities and debt and equity financing. Currently, we finance approximately 19% of our retail inventory with our cash and cash equivalents. We expect this percentage to decrease as we intend to utilize more of the capacity of our vehicle floorplan facility to finance our retail inventory. We have no significant debt maturities due until 2026 and the payments on our securitization debt is funded by cashflows on the finance receivables within the securitization trusts. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures, however, there can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives.

Convertible Senior Notes

On June 18, 2021, we issued $625.0 million aggregate principal amount of the Notes pursuant to an indenture between us and U.S. Bank National Association, as trustee (the “Indenture”).

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs, were approximately $608.9 million. During the three months ended March 31, 2022, the conditions allowing holders of the Notes to convert were not met. Refer to Note 12 — Long Term Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Vehicle Financing

As of March 31, 2022, we finance our inventory primarily through the 2020 Vehicle Floorplan Facility with Ally Bank and Ally Financial (together, "Ally"), which provides a committed credit line of up to $700.0 million.

The amount of credit available to us under the 2020 Vehicle Floorplan Facility is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by us within the three immediately preceding months. Approximately $130.1 million was available under this facility as of March 31, 2022. In February 2022, we amended the 2020 Vehicle Floorplan Facility to extend the maturity date to March 31, 2023. We are required to pay an availability fee on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined. We are subject to financial covenants that require us to maintain a certain level of equity in the vehicles that are financed, to maintain at least 7.5% of the credit line in cash and cash equivalents and to maintain 10% of the monthly daily floorplan principal balance outstanding on deposit with Ally Bank. We were required to pay an upfront commitment fee upon execution of the amendment.

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

Finance Receivables

We are planning to sell finance receivables originated by UACC through asset-backed securitization transactions and forward flow arrangements. In February 2022, UACC sold $281.4 million of rated asset-backed securities and $32.3 million of residual certificates in an auto loan securitization offering from a securitization trust, established and sponsored by UACC, for proceeds of $317.3 million. The trust is collateralized by finance receivables with an aggregate principal balance of $318.5 million and has a carrying value of $287.7 million at the time of sale. These finance receivables are serviced by UACC. UACC retained 5% of the notes and residual certificates sold. We intend to structure future securitization transactions similar to the 2022-1 transaction and account for them as sales. Refer to Note 4 — Variable Interest Entities and Securitizations to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion regarding our transactions with unconsolidated variable interest entities.

Warehouse Credit Facilities

UACC has three senior secured warehouse facility agreements the (“Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. The aggregate borrowing limit is $350.0 million with maturities between March and October of 2023. As of March 31, 2022, there were no outstanding borrowings related to the Warehouse Credit Facilities. As of March 31, 2022, we were in compliance with all covenants related to the warehouse credit facilities. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash (used in) provided by operating activities	$(15,078)	$29,554
Net cash used in investing activities	(211,963)	(79,384)
Net cash used in financing activities	(190,204)	(73,372)
Net decrease in cash and cash equivalents and restricted cash	(417,245)	(123,202)
Cash and cash equivalents and restricted cash at beginning of period	1,214,775	1,090,039
Cash and cash equivalents and restricted cash at end of period	$797,530	$966,837

Operating Activities

Net cash flows from operating activities changed by $44.7 million, from net cash provided by operating activities of $29.6 million for the three months ended March 31, 2021 to net cash used in operating activities of $15.1 million for the three months ended March 31, 2022. The change is primarily attributable to $59.5 million in incremental net loss after reconciling adjustments for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, an increase in working capital of $139.5 million, primarily related to higher inventory levels, and originations of finance receivables held for sale of $118.9 million, partially offset by proceeds from the sale of finance receivables held for sale, of the 2022-1 securitization transaction of $272.3 million.

We finance substantially all our inventories with the Vehicle Floorplan Facility. In accordance with U.S. GAAP, we report all cash flows arising in connection with the Vehicle Floorplan Facility, as a financing activity in our consolidated statement of cash flows.

Investing Activities

Net cash flows used in investing activities increased $132.6 million, from $79.4 million for the three months ended March 31, 2021 to $212.0 million for the three months ended March 31, 2022, primarily as a result of the UACC Acquisition in February 2022 which resulted in cash outflow of $268.2 million, partially offset by principal payments received on finance receivables held in VIEs of $33.6 million, proceeds from the sale of finance receivables held in VIEs of $29.0 million and the $76.1 million cash outflow for the three months ended March 31, 2021 for the acquisition of the CarStory business.

Financing Activities

Net cash flows used in financing activities increased $116.8 million from $73.4 million for the three months ended March 31, 2021 to $190.2 million for the three months ended March 31, 2022. The increase was primarily related net repayments of $178.1 million related to our Warehouse Credit Facilities and net repayments of $68.4 million related to our secured financing agreements, partially offset by an increase in net proceeds of $133.3 million related to our Vehicle Floorplan in 2021.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including, among others, those related to income taxes, the realizability of inventory, stock-based compensation, revenue-related reserves, as well as impairment of goodwill and long-lived assets. We base our estimates on historical experience, market conditions and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

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

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2—Summary of Significant Accounting Policies and Note 3—Revenue Recognition to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and Note 2—Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K.

Except as described below, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Business Combination

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

We have four reporting units: Ecommerce, Wholesale, TDA and Retail Financing. In performing our annual goodwill impairment test, we first review qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing qualitative factors, we determine that it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the quantitative test is unnecessary and our goodwill is not considered to be impaired. However, if based on the qualitative assessment we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we elect to bypass the optional qualitative assessment as provided for under GAAP, we proceed with performing the quantitative impairment test.

When assessing goodwill for impairment, our decision to perform a qualitative impairment assessment for an individual reporting unit is influenced by a number of factors, inclusive of the carrying value of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value over carrying value at the last quantitative assessment date, and the amount of time in between quantitative fair value assessments and the date of acquisition. If we perform a quantitative assessment of an individual reporting unit’s goodwill, our impairment calculations contain uncertainties because they require management to make assumptions and to apply judgment when estimating future cash flows and asset fair values. The quantitative goodwill impairment test requires a determination of whether the estimated fair value of a reporting unit is less than its carrying value. We estimate the fair value of our reporting units using an income approach. The income approach is applied using the discounted cash flow method which requires (1) estimating future cash flows for a discrete projection period (2) estimating the terminal value, which reflects the remaining value that the reporting unit is expected to generate beyond the projection period and (3) discounting those amounts to present value at a discount rate which is based on a weighted average cost of capital that considers the relative risk of the cash flows. The income approach requires the use of significant estimates and assumptions, which include revenue growth rates, future gross profit margins and operating expenses used to calculate projected future cash flows, determination of the weighted average cost of capital, and future economic and market conditions. The terminal value is based on an exit revenue multiple which requires significant assumptions regarding the selection of appropriate multiples that consider relevant market trading data. We base our estimates and assumptions on our knowledge of the automotive and ecommerce industries, our recent performance, our expectations of future performance and other assumptions we believe to be reasonable. Actual future results may differ from those estimates. A material change in the underlying assumptions could result in an impairment of goodwill. We also make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

As of March 31, 2022 a quantitative interim goodwill impairment assessment was performed over the Company's reporting units due to further sustained declines in the Company's and comparable companies' stock prices during the three months ended March 31, 2022. The Company determined that the estimated fair value of the Ecommerce, Wholesale, and TDA reporting units was less than their carrying amounts. The Company recorded a goodwill impairment charge of $201.7 million in the condensed consolidated statements of operations for the three months ended March 31, 2022. No impairment charges were recorded for the three months ended March 31, 2021.

Recently Issued and Adopted Accounting Pronouncements

Refer to “Note 2—Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate risk. We do not have material exposure to commodity risk.

Interest Rate Risk

As of March 31, 2022, we had an outstanding balance under the 2020 Vehicle Floorplan Facility of $569.9 million. We did not have an outstanding balance under our Warehouse Credit Facilities as of March 31, 2022. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the Prime Rate, announced per annum by Ally Bank, plus 105 basis points. The Warehouse Credit Facilities bear interest at a rate equal to LIBOR or SOFR plus a fixed percentage based on the agreement with the banking institution. A hypothetical 10% change in interest rates during the three months ended March 31, 2022 would result in a change to interest expense of $0.7 million.

As of March 31, 2022, we had $826.4 million of long term debt including the current portion of securitization debt of consolidated VIEs of $138.9 million. As the interest rate on the long term debt is fixed, we do not have exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On February 1, 2022, the Company completed the acquisition of Unitas Holdings Corp. We are permitted to omit an assessment of an acquired business' internal control over financial reporting from our assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we anticipate that the internal control over financial reporting of Unitas Holdings Corp will be excluded from management's assessment of internal control over financial reporting as of December 31, 2022.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to legal proceedings in the normal course of operating our business. The outcome of litigation, regardless of the merits, is inherently uncertain. Beginning in March 2021, multiple putative class actions were filed in the U.S. District Court for the Southern District of New York by certain of the Company’s stockholders against the Company and certain of the Company’s officers alleging violations of federal securities laws. The lawsuits were captioned Zawatsky et al. v. Vroom, Inc. et al., Case No. 21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits asserted similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. In each case, the named plaintiff(s) sought to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). In August 2021, the Court consolidated the cases under the new name In re: Vroom, Inc. Securities Litigation, Case No. 21-cv-2477, appointed a lead plaintiff and lead counsel and ordered a consolidated amended complaint to be filed. The court-appointed lead plaintiff subsequently filed a consolidated amended complaint that reasserts claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 against the Company and certain of the Company’s officers, and added new claims under Sections 11, 12 and 15 of the Securities Act against the Company, certain of its officers, certain of its directors, and the underwriters of the Company’s September 2020 secondary offering. The Company filed a motion to dismiss all claims, and briefing of this motion is complete. The Company believes this lawsuit is without merit and intends to vigorously contest these claims. While the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

In August 2021, November 2021, January 2022, and February 2022, one of the Company’s stockholders filed purported shareholder derivative lawsuits on behalf of the Company in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors, and nominally against the Company, alleging violations of the federal securities laws and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. All four lawsuits have been consolidated under the case caption In re Vroom, Inc. Shareholder Derivative Litigation, Case No. 21-cv-6933, and the court has approved the parties’ stipulation that the cases would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. All four derivative suits remain in preliminary stages and there have been no substantive developments in any matter.

In April 2022, one of the Company’s stockholders filed a purported shareholder derivative lawsuit on behalf of the Company in the U.S. District Court for the District of Delaware against certain of the Company’s officers and directors, and nominally against the Company, alleging violations of the federal securities law and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. The case is captioned Godlu v. Hennessy et al., Case No. 22-cv-569. This lawsuit remains in preliminary stages and there have been no substantive developments.

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfilment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. Vroom Automotive, LLC and the Attorney General of the State of Texas have agreed to a temporary injunction in which Vroom Automotive, LLC agrees to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. The parties also have agreed to stay the litigation for 45 days to allow the parties time to negotiate a mutually acceptable resolution of the case without the need for litigation. Because the case is at an early stage and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

As previously disclosed, we have been subject to audits, requests for information, investigations and other inquiries from our regulators relating to increased customer complaints concerning the same or similar matters alleged in the State of Texas petition. These regulatory matters could continue to progress into legal proceedings as well as enforcement actions resulting in fines, penalties, restitution, or alterations in our business practices, which in turn, could lead to increased business expenses, additional limitations on our business activities and further reputational damage, although to date such expenses have not had a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with the financial and other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our condensed consolidated financial statements and the accompanying notes and the information included elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 and our other public filings, before you decide to purchase shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Related to Our Realignment Plan

We may not successfully execute or achieve the expected benefits of our Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.

On May 5, 2022, our board of directors approved the Realignment Plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. The plan includes reducing our rate of unit sales; reducing marketing expense by focusing on highest-ROI channels while aligning with volume trajectory; reducing our headcount by approximately 270 positions, or 14% of our workforce; further developing our regional operating model to reduce costs and increase gross profit per unit; eliminating physical office locations in New York City and Detroit and closing several Sell Us Your Car® centers in Texas; streamlining operations at TDA; and further improving and automating key aspects of our sales operations. The Realignment Plan is based on our current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including assumptions regarding cost savings, cash burn rate, access to restricted cash, gross profit improvements, and effectiveness of our reduced marketing spend. Accordingly, we may not be able to fully realize the cost savings, enhanced liquidity and other benefits anticipated from the Realignment Plan. Additionally, implementation of the Realignment Plan and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or realignment plan could result in reputational harm and could diminish confidence in our brand and business model. The Realignment Plan has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating and growing our business.

Despite the cost saving measures, reduced growth rates and increased focus on profitability contemplated by the Realignment Plan, we may need to raise additional capital through debt or equity financings to achieve our business objectives and there can be no assurance that such financings will be available in amounts or on terms acceptable to us, if at all.

As of March 31, 2022, we had cash and cash equivalents of $600.7 million. Our Realignment Plan is designed to reduce our use of cash and position us for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. Nevertheless, our future capital requirements will depend on many factors, including our revenues, our efforts to reduce operating expenses, costs associated with the integration of UACC and its development into a captive financing operation, investments in our reconditioning, logistics and customer experience operations, UACC’s ability to complete additional securitization transactions, and our ability to free up restricted cash. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures, however, there can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Failure to reduce our cash burn rate, free up restricted cash, generate sufficient revenues, reduce operating costs and/or raise additional capital through debt or equity financings, could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives. See “We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, financial condition and results of operations may be materially and adversely affected.”

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

We implemented a number of measures designed to protect the health and safety of our workforce in response to the COVID-19 disruptions, including restrictions on non-essential business travel, the institution of work-from-home policies wherever feasible and the implementation of strategies for workplace safety at our facilities that remain open. We are following the guidance from public health officials and government agencies, including limiting the number of employees in our office facilities, implementation of enhanced cleaning measures, social distancing guidelines, wearing of masks, eliminating non-essential vendor / guest visitation, and requiring health attestations and temperature checks prior to entering facilities, in each case subject to local requirements. Where feasible, we operate on a rotating team schedule to reduce exposure and also require any diagnosed or exposed employees to self-isolate before returning to work. The TDA dealership, our Stafford, TX reconditioning center and our back-office facility in Houston continued to remain open during the three months ended March 31, 2022 and through the date of this Quarterly Report on Form 10-Q. However, the nature of work has been greatly altered by COVID-19 and related protocols which have, in turn, broadly shifted employee sentiment regarding in-person work, compensation, and flexibility. While all of our offices remained open and available through most of 2021 and through the three months ended March 31, 2022, we generally discouraged in-person work for any roles where an in-person presence was not critical in an effort to maximize space and prioritize safety for those who did require a physical presence and, as part of our Realignment Plan, we expect to eliminate physical office locations where in-person work is not required by the end of 2022. All future actions related to COVID-19 will be taken in accordance with updated state and local health and safety guidance and requirements for in-office work. The various workforce health and safety measures we have taken have led to increased operating expenses and future health and safety measures may lead to further increases.

In addition, since early March 2020, UACC has worked, and continues to work, with borrowers impacted by COVID-19 on an individual basis to provide deferments and due date changes. Certain governmental authorities, including United States federal, state or local governments, could also enact laws, regulations, executive orders or other guidance that may preclude creditors from exercising certain rights or taking certain actions with respect to motor vehicle contracts, including repossession or liquidation of vehicles. UACC’s assistance programs and any such governmental programs, if enacted, expanded or continued, could materially and adversely impact our business, financial condition and results of operations.

The extent to which COVID-19 ultimately impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of the COVID-19 pandemic and the effectiveness of actions taken to contain the spread of COVID-19 or treat its impact, such as the efficacy of vaccines and other treatments for COVID-19, the success of vaccination efforts, and the resistance of new variants of the virus to vaccines, among others. The ultimate consequences of the COVID-19 pandemic cannot be predicted with certainty, but it could have a material effect on our business, operating results, financial condition and prospects.

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

We have not been profitable since our inception in 2012 and had an accumulated deficit of approximately $1,459.2 million as of March 31, 2022. We incurred net losses of $310.5 million and $77.2 million for the three months ended March 31, 2022 and 2021, respectively. We may incur significant losses in the future for a number of reasons, including our inability to reduce costs and increase per unit profitability as contemplated under our Realignment Plan, acquire and appropriately price vehicle inventory, provide the exceptional customer experience needed to attract customers, or identify and respond to emerging trends in the used car industry; a slowdown in demand for used vehicles and our related value-added products; weakness in the automotive retail industry generally; general economic conditions; global pandemics; and increasing competition, as well as other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays in achieving profitability.

While we intend to reduce fixed and variable operating expenses under our Realignment Plan, we expect to continue incurring significant operating expenses as we invest in the UACC business and develop it into a captive finance operation, invest in our proprietary logistics operations, continue certain advertising and marketing efforts to build our brand, continue to invest in technology development and automating key portions of our sales operations and further regionalize our operating infrastructure. In addition, we anticipate an increase in legal and regulatory costs associated with our operational challenges, as well as continued legal, accounting, compliance and other expenses as a public company. As a result of these expenditures, we will have to generate and sustain revenue sufficient to offset our operating expenses and achieve and maintain profitability. In addition, if we reduce variable costs to respond to losses, this may limit our ability to grow our sales volume and revenues. Our ecommerce gross profit per unit decreased by $291, or 14.2%, from the three months ended March 31, 2021 to March 31, 2022. To reduce our losses, we will need to increase our gross profit per unit by lowering our costs per unit by, among other things, focusing on our regional operating model and increasing efficiencies in reconditioning and logistics, which we may be unable to do. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

We may not be able to generate sufficient revenue to generate positive cash flow on a sustained basis.

We cannot assure you that we will generate sufficient revenue to offset the cost of maintaining our platform and operations and executing our Realignment Plan. Although our revenue grew from $591.1 million for the three months ended March 31, 2021 to $923.8 million for the year ended March 31, 2022, our revenue will decline in 2022 in line with the lower growth in unit sales contemplated by our Realignment Plan. Our revenue growth also may be adversely affected by our inability to acquire and appropriately price vehicle inventory, provide the exceptional customer experience needed to attract customers or execute effective marketing campaigns to increase traffic to our platform; a slowdown in demand for used vehicles and our related value-added products; weakness in the automotive retail industry generally; general economic conditions; and increasing competition. We cannot assure you that our revenue will not decline. You should not consider our historical revenue growth as indicative of our future performance. If our revenue declines, our business, financial condition and results of operations will be materially and adversely affected.

Further, going forward we expect to continue making significant investments to further develop our business, and these investments may not result in increased revenue or growth on a timely basis or at all. For example, we expect to continue to expend substantial financial and other resources on developing our captive finance operation, continuing certain marketing and other efforts to acquire and retain customers, improving our customer experience operations, developing our technology and data analytics capabilities, adding new features and functionality to our website, mobile application development and expansion of our proprietary reconditioning and logistics operations. These investments may not result in increased revenue or growth in our business. If we cannot successfully earn revenue at a rate that exceeds the costs associated with our business, we will not be able to generate positive cash flow on a sustained basis and our revenue growth rate may decline beyond what is contemplated by the Realignment Plan. Additionally, we base our expenses and investment plans on our estimates of revenue and gross profit. If our assumptions prove to be wrong, we may spend more than we anticipate or may generate less revenue than anticipated. If we fail to realize the anticipated benefits of our investments, our business, financial condition and results of operations could be materially and adversely affected.

We recognized an impairment charge related to goodwill, identified intangible assets and fixed assets.

We are required to test goodwill and any other intangible asset with an indefinite life for possible impairment on the same date each year and on an interim basis if there are indicators of a possible impairment. There is significant judgment required in the analysis of a potential impairment of goodwill, identified intangible assets and other long-lived assets. As of March 31, 2022, a quantitative interim goodwill impairment assessment was performed over the Company's reporting units, due to the decline in the Company's and comparable companies' stock prices. The Company determined that the estimated fair value of the Ecommerce, Wholesale, and TDA reporting units was less than their carrying amounts. The Company recorded a goodwill impairment charge of $201.7 million in the condensed consolidated statements of operations for the three months ended March 31, 2022. See Note 8 to the Company’s Consolidated Financial Statements.

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

As of March 31, 2022, we had outstanding $569.9 million aggregate principal amount of borrowings under our 2020 Vehicle Floorplan Facility and $625.0 million aggregate principal amount of our 0.75% Convertible Senior Notes due 2026. Our interest expense was $7.0 million for the three months ended March 31, 2022 related to the 2020 Vehicle Floorplan Facility. In addition, UACC has $204.6 million of securitization indebtedness as well as three senior secured warehouse facility agreements the (“Warehouse Credit Facilities”) with banking institutions, with an aggregate borrowing limit of $350.0 million. As of March 31, 2022, there were no outstanding borrowings related to the Warehouse Credit Facilities.

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

As of March 31, 2022, we, including our subsidiaries, had approximately $1,396.3 million principal amount of consolidated indebtedness. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

▪
increasing our vulnerability to adverse economic and industry conditions;
▪
limiting our ability to obtain additional financing;

▪
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes, including the successful execution of our Realignment Plan;
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

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to successfully execute our Realignment Plan, make certain marketing expenditures to improve our brand awareness, build and maintain our inventory of used vehicles, develop our captive finance operation, improve our customer experience operations, develop new products or services or further improve existing products and services, expand and enhance our operating and proprietary logistics and reconditioning infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings at the Vroom or UACC level to secure additional funds. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Moreover, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives, including to successfully execute our Realignment Plan, and to respond to business opportunities, challenges or unforeseen circumstances, could be significantly limited, and our business, financial condition and results of operations could be materially and adversely affected.

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

We expect our quarterly results of operations, including our revenue, gross profit and cash flow to vary significantly in the future based in part on, among other things, vehicle-buying patterns. Vehicle sales historically have exhibited seasonality, with an increase in sales early in the year that reaches its highest point late in the first quarter and early in the second quarter, which then levels off through the rest of the year with the lowest level of sales in the fourth quarter. This seasonality historically corresponds with the timing of income tax refunds, which can provide a primary source of funds for customers’ payments on used vehicle purchases. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Given the current strong market demand for used vehicles and our rapid growth, our results of operations have not reflected these historical macro trends in the most recent historical periods.

Other factors that may cause our quarterly results to fluctuate include, without limitation:

•
the success of operational changes and initiatives that we plan to undertake under in accordance with our Realignment Plan;
•
our ability to attract new customers;
•
our ability to continue to develop our captive finance operation;
•
our ability to generate sales of value-added products;
•
changes in the competitive dynamics of our industry;
•
the regulatory environment;
•
expenses associated with unforeseen quality issues;
•
macroeconomic conditions, including the impact of the COVID-19 pandemic and inflation;
•
our ability to maintain sufficient inventory of desirable vehicles;
•
seasonality of the automotive industry and third-party aggregation websites on which we rely;
•
changes that impact disposable income, including changes that impact the timing or amount of income tax refunds; and
•
litigation or other claims against us and increased legal and regulatory expenses.

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

Risks Related to Our Growth and Strategy

Our recent, rapid growth is not indicative of our near term growth under our Realignment Plan and, when we return to rapid growth, we may not be able to manage our growth effectively.

Our revenue grew from $591.1 million for the three months ended March 31, 2021 to $923.8 million for the three months ended March 31, 2022. Under our Realignment Plan, we intend to reduce the rate of unit sales to focus on profitability, by among other things, lowering our operating expenses and increasing our gross profit per unit. In addition, we intend to invest in further improving and automating key aspects of our sales operations and address operational challenges that have arisen from our rapid growth over the past two years. There can be no assurance that our strategy under the Realignment Plan of reducing the rate of unit sales and focusing on profitability will be successful.

We expect that, in the future, we will pursue profitable growth, but we will not be successful in pursing profitable growth if we do not:

•
increase the number of unique visitors to our website, the number of qualified visitors to our website (i.e. those who have the intent and ability to transact), and the number of customers transacting on or through our platform;
•
further enhance the quality of our vehicle offerings and value-added products, and introduce high quality new offerings and features on our platform;
•
continue to invest in and develop our captive financing capabilities;
•
acquire sufficient high-quality inventory at an attractive cost to meet the increasing demand for our vehicles;
•
further invest in and enhance the quality of our customer experience and logistics operations, including by transitioning to increasingly automated sales and customer experience operations and improving our customer delivery experience through our proprietary last mile hub and long haul operations;
•
expand our vehicle reconditioning capacity to satisfy increasing unit value, including by opening additional proprietary VRCs; and
•
further develop the functionality of our website and mobile applications to facilitate fully digital transactions.

Our business has grown rapidly as new customers have purchased vehicles and value-added products from us. During periods of rapid growth we have encountered, and in the future may continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including difficulties in our ability to achieve market acceptance of our platform and attract customers, as well as increasing competition, operational challenges and significant expenses as we grow our business. As we continue to develop our business, and particularly in light of the workforce and operating expense reductions that we announced as part of our Realignment Plan, we may find it difficult to adapt to meet these challenges. We also expect that our business will evolve in ways that may be difficult to predict. For example, over time our investments that are intended to drive new customer traffic to our website may be less productive than expected, our investments in developing proprietary logistics and reconditioning operations and automating our sales operations may not successfully address our existing operational challenges and we may not successfully develop our captive financing capabilities. In the event of this or any other adverse developments, our continued success will depend on our ability to successfully adjust our strategy to meet changing market dynamics. If we are unable to do so, our business, financial condition and results of operations could be materially and adversely affected.

Our recent, rapid growth placed, and in the future may continue to place, significant demands on our management and our operational and financial resources. In addition to our significant growth in sales and revenues, we experienced significant growth in the number of customers on our platform as well as the amount of data that we analyze. Although we hired additional personnel, our operations have not kept pace with our top-line growth, which has resulted in backlogs in our operations that have adversely affected our customer experience. In addition, our organizational structure is becoming more complex as we refine our business focus, including as we execute our Realignment Plan, and we will need to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. This will require significant capital expenditures and the allocation of valuable management resources to grow and adapt in these areas without undermining our corporate culture of teamwork or failing to meet the financial goals of our Realignment Plan. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ experience and/or the quality of the vehicles we sell, our business, financial condition and results of operations could be materially and adversely affected.

We have a limited operating history and are still building out our foundational systems.

We commenced operations in 2012 and acquired TDA in 2015 and, as a result, have a limited operating history. Moreover, over the past several years, we brought in a new senior leadership team that has refocused our strategy, accelerated our growth and committed us to pursue a path to profitability. To execute this strategy, during periods of rapid growth we have had to manage costs while making investments in enhancing our foundational systems as we scaled our business, including design and expansion of website functionality and features, mobile application development, advancement and deployment of sophisticated data analytics, lean manufacturing technology, logistics network management, and automation of our transaction processes, and work on all such foundational systems is ongoing. Fundamental to our path to long-term profitability and future growth is the further development of the functionality of our website and mobile applications to facilitate fully digital transactions and reduce the need for continued investments in staffing for the sales and sales support functions and our customer experience operations.

These types of activities and investments subject us to various costs and risks, including significant capital expenditures, additional administration and operating expenses, potential disruption of our internal control structure, acquisition and retention of sufficiently skilled personnel, demands on management time, the introduction of errors or vulnerabilities and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our foundational systems. There can be no assurance that we will succeed in successfully developing our capabilities in each of these areas, or that a desirable return on investment will be achieved on the investments made in these areas. A failure to successfully execute on the development of our foundational systems would adversely affect our business, financial condition and results of operations.

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

In response to these disruptions, and to further enhance the quality of our logistics operations and our customer experience, we have been accelerating our investment in our proprietary logistics operations, including expanding our owned vehicle fleet. Additionally, we are utilizing last mile hubs around the country, through which we coordinate directly with our customers to schedule deliveries in an effort to further strengthen our customer experience. Initially we prioritized investment in our last mile hub delivery operations and, more recently, have been investing in short-haul trucks to make regional deliveries from our last mile hubs, and line-haul vehicles for hub-to-hub shipments on high-volume routes. As part of our Realignment Plan, we intend to increase our proprietary last mile hub and line-haul fleet as we build out our regional operating model. These investments will require significant capital expenditures and operating expenses, increase our current risks and expose us to new risks. These risks include local and federal regulations, vehicular crashes, injury, insufficient internal capacity, taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, maintaining the truck fleet, disruption of our technology systems, equipment supply, equipment quality, and increasing equipment and operational and overhead costs. Our failure to successfully manage the expansion of our logistics operations could cause delays and increase costs in our inbound and outbound shipping, which may adversely affect our operating results and financial condition.

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

In line with our hybrid asset-light business strategy, many components of our business, including our reconditioning facilities, our logistics operations, our customer financing and our customer experience teams primarily have been provided by third parties. We carefully select our third-party vendors, but we cannot control their actions. If our vendors terminate their relationships with us or fail to perform as we expect, our operations and reputation could suffer if the failure harms the vendors’ ability to serve us and our customers. One or more of these third-party vendors could choose not to do business with us, or could experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, undergo a change of control, or suffer disruptions in their business due to the COVID-19 pandemic. The use of third-party vendors represents an inherent risk to our Company that could have a material adverse effect on our business, financial condition and results of operations.

Our future profitability and growth relies heavily on the effectiveness and efficiency of our marketing and branding efforts, and these efforts may not be successful.

Because we are a consumer brand, we rely heavily on marketing and advertising to increase brand visibility and attract potential customers. While we expect to reduce marketing expenses as part of our Realignment Plan, advertising expenditures are and will continue to be a significant component of our operating expenses, and there can be no assurance that we will achieve a meaningful return on investment on such expenditures. We continue to evolve our marketing strategies, adjusting our messages, the amount we spend on advertising and where we spend it, and no assurance can be given that we will be successful in developing effective messages and in achieving efficiency in our marketing and advertising expenditures. As a result, our future profitability and growth will depend in part on:

•
our ability to design our near-terms marketing strategy to support the goals of the Realignment Plan on a substantially reduced marketing budget;
•
our ability to effectively design our marketing programs to support our regional operating model;
•
the effectiveness of our television advertising campaigns;
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

We currently advertise through a blend of brand and direct advertising channels with the goal of increasing the strength, recognition and trust in the Vroom brand and driving more unique visitors to our platform. Our marketing strategy currently includes national television campaigns, and performance marketing through digital platforms, including both auto-centric lead generation platforms and broader consumer-facing platforms. We also strategically use targeted radio campaigns and billboards and other local advertising in key markets. As such, a significant component of our marketing spend involves the use of various marketing techniques, including programmatic ad-buying, interest targeting, retargeting and email nurturing. As part of our Realignment Plan, we intend to decrease our marketing expense by focusing on highest-ROI channels while aligning with volume trajectory. Our future profitability and growth will depend in part on the successful reduction in marketing expense contemplated by our Realignment Plan and increased efficiency of our promotional advertising and marketing programs and related expenditures, including our ability to create greater awareness of our platform and brand name, to appropriately plan for future expenditures and to drive the promotion of our platform.

Additionally, our business model relies on our ability to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs through increases in customer traffic and incremental sales, if our advertising partners refuse to work with us at competitive rates or at all, or if our broad marketing campaigns are not successful or are terminated, our business, financial condition and results of operations could be materially and adversely affected.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our results of operations.

Our success will depend, in part, on our ability to develop and evolve our business in response to the demands of consumers and other constituents within the automotive industry, as well as competitive pressures. Although we have no plans to do so currently, in some circumstances, we may determine to grow our business through the acquisition of complementary businesses and technologies rather than through internal development, such as our recent UACC Acquisition, and our earlier acquisition of the CarStory business. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

Moreover, our future profitability and growth depends in part on developing our proprietary reconditioning and last-mile delivery operations and regionalizing the geographic reach of those operations in accordance with our Realignment Plan in order to reduce shipping costs. We have expanded our reconditioning capacity primarily through third-party VRC locations and, as we continue to develop our business, we intend to add additional proprietary VRCs to our integrated hybrid network to ensure adequate capacity. However, there can be no guarantee that we will be able to add additional proprietary VRCs quickly enough to address our capacity needs.

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

We currently rely heavily on third-party carriers to transport our vehicle inventory throughout the United States. Thus, we are subject to business risks and costs associated with such carriers and with the transportation industry, many of which are out of our control.

Although we are expanding our proprietary logistics network, including as part of our increased focus on developing our regional operating model under our Realignment Plan, we still heavily rely on third-party carriers to transport vehicles from auctions or individual sellers to VRCs, and then from our VRCs to our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices and lack of reliability of many independent carriers. Our third-party carriers’ failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and decrease our inventory sales velocity, which may materially and adversely affect our business, financial condition and results of operations. In addition, third-party carriers who deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of professionalism and courtesy, which could adversely impact our business, financial condition and results of operations.

We rely on third-party service providers to provide financing, as well as value-added products to our customers, and we cannot control the availability, quality or fulfillment of these products.

We have historically relied on third-party lenders to finance all of our customers’ vehicle purchases. We will continue to rely on third-party lenders as we continue to integrate and develop UACC into a full captive lending operation. We also offer value-added products to our customers through a third-party service provider, such as vehicle service contracts, GAP protection and tire and wheel coverage. Because we utilize third-party service providers, we cannot control all of the factors that might affect the quality and fulfillment of these services and products, including (i) lack of day-to-day control over the activities of third-party service providers, (ii) that such service providers may not fulfill their obligations to us or our customers or may otherwise fail to meet expectations and (iii) that such service providers may terminate their arrangements with us on limited or no notice or may change the terms of these arrangements in a manner unfavorable to us for reasons outside of our control. Such providers also are subject to state and federal regulations and any failure by such third-party service providers to comply with applicable legal requirements could cause us financial or reputational harm. Currently, the majority of customers who purchase vehicles finance their purchases through our third-party lenders. If we are unable to maintain our relationships with our third-party lenders, there is no guarantee that UACC would be able to service the additional transaction volume and expanded credit profiles, or that we would be able to find replacement lenders who will provide our customers with financing, in which case our ability to sell our vehicles would be adversely affected; accordingly, the loss of such relationships could have a material adverse effect on our business, financial condition, and results of operations.

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

We currently conduct our business through multiple VRCs, including our Vroom VRC located outside Houston, Texas, where we hold 6% of our inventory. In addition, more than half of our third-party reconditioning services are conducted through a single provider, with facilities located in California, Florida, Arizona and other states. Any unforeseen events or circumstances that negatively affect these areas, particularly our facilities near Houston, which have experienced flooding and other damage in recent years as a result of severe weather conditions, including hurricanes, could materially and adversely affect our revenues and results of operations. Changes in demographics and population or severe weather conditions and other catastrophic occurrences in areas in which we operate or from which we obtain inventory may materially and adversely affect our results of operations. Such conditions may result in physical damage to our properties, loss of inventory and delays in the delivery of vehicles to our customers. In addition, any such unforeseen events or circumstances, changes in demographics and population or severe weather conditions or other catastrophic events in any of the states where UACC has a high concentration of borrowers could result in payment delays and increased risk of losses and could materially and adversely affect our revenues and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain, integrate and attract qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to retain, develop, motivate and attract highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to retain and attract them. In particular, we are highly dependent on the services of our leadership team to the development of our business, future vision, and strategic direction. In May 2022, Thomas H. Shortt was appointed as our Chief Executive Officer, succeeding Paul J. Hennessy. Additionally, Robert J. Mylod, Jr. has been appointed as the Independent Executive Chair of the Board in order to support the leadership change in the Chief Executive Officer position. Our future performance will depend, in part, on the successful transition of the Chief Executive Officer position. If we do not successfully manage the transition, it could be viewed negatively by our customers, employees, investors, suppliers and other third-party partners, and could have an adverse impact on our business and results of operations. We also heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business, including with respect to strategic initiatives such as our Realignment Plan. If members of our senior management team, including our executive leadership, become ill, or if we are otherwise unable to retain them, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis then our business and future growth prospects could be harmed. In light of our announced reduction in headcount as part of our Realignment Plan, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture in the future. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in retaining and motivating existing employees or attracting well-qualified employees in the future, our business, financial condition and results of operations could be materially and adversely affected.

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

While we intend to automate key portions of our sales operations as part of our Realignment Plan, currently the substantial majority of inquiries, sales, purchases and financings of our vehicles in our ecommerce business are conducted by phone through a third-party customer experience center located in Detroit, Michigan. Thus, the customer experience center is currently fundamental to the success of our business. As a result, the success of our business and our customer experience is partially dependent on a third party over which we have limited control. If the third party’s systems and operations fail or if the third party is otherwise unwilling or unable to perform its sales function, we would be limited in our ability to complete customer transactions, which would make it more difficult to sell vehicles and value-added products through our platform.

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

Our business model is primarily based on our ability to enable consumers to buy and sell used vehicles through our ecommerce platform in a seamless, transparent and hassle-free transaction. If consumers fail to perceive us as a trusted brand with a strong reputation and high standards, or if an event occurs that damages our reputation, it could adversely affect customer demand and have a material adverse effect on our business, revenues and results of operations. Even the perception of a decrease in the quality of our customer experience or brand could impact results. Our high rate of historical growth makes maintaining the quality of our customer experience more difficult, and we have encountered operational challenges in keeping up with our rapid growth over the past two years. Backlogs in our business developed as there was more sales volume than we had the capacity to manage, resulting in delays in processing transactions, including delays in titling and registering vehicles purchased by our customers, which have adversely affected our customer experience and have led in recent months to increased calls to our customer service teams, who have had difficulty keeping up with the increased call volume. If we cannot adequately address these challenges and deliver a positive customer experience through completion of the transaction, including if we cannot successfully automate key portions of our sales operations as contemplated by our Realignment Plan, our brand and our business will suffer.

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

On February 1, 2022, we completed the UACC Acquisition. Vroom and UACC will need to successfully integrate their operations and ultimately develop UACC into a captive lending operation for Vroom. The integration will require significant efforts from each company, additional investments in technology and operations to scale the combined operations and the development of full credit spectrum lending capabilities at UACC. The integration of UACC may also divert management’s time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. The failure to successfully achieve such integration would undermine our ability to realize the benefits we expect to receive from the transaction and successfully execute our Realignment Plan, and our business and financial condition may be harmed as a result.

We may not realize the anticipated benefits of the UACC Acquisition or realization of those benefits could take longer than anticipated.

We acquired UACC with the expectation that the transaction would result in benefits to our business over time, including the benefits of a captive finance arm that would enable us to increase ecommerce unit sales, expand our penetration into non-prime sales, accelerate total revenue growth, enhance aggregate gross profit and GPPU, and leverage our fixed cost base. We expect that the development of our captive financing capabilities through the UACC Acquisition will be a significant element of our path to profitability and help position us for long-term growth in accordance with our Realignment Plan. In addition, we expect to maintain an asset-light funding approach through the use of forward flow arrangements and off-balance sheet securitization transactions. Achieving these benefits will require the successful integration, development and operation of the combined businesses and it is not certain that we will succeed in those efforts. See “—We may not successfully execute or achieve the expected benefits of our Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.” If we fail to successfully integrate, develop and operate the combined businesses, we may not realize the benefits we expect to receive from the transaction, or realization of those benefits may take substantially longer than anticipated. In addition to these operational risks, ownership of a captive lender will subject us to increased legal and regulatory scrutiny of our lending operations, including credit bureau reporting, loan origination practices and debt collection practices.

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

UACC relies on its internally developed credit scoring systems to forecast loss rates of the automotive finance receivables it originates. If it relies on systems that fail to effectively forecast loss rates on receivables it originates, those receivables may suffer higher losses than expected. UACC’s credit scoring systems were developed prior to the global outbreak of COVID-19 and, accordingly, were not designed to take into account the effect of the economic, financial and social disruptions resulting from the pandemic. UACC generally seeks to sell these receivables through securitization transactions and expects to enter into loan sales to financing partners and other new arrangements in the future. If the receivables it sells experience higher loss rates than forecasted, it may obtain less favorable pricing on the receivables it sells to those parties in the future and suffer reputational harm in the marketplace for the receivables it sells and its business, results of operations, and financial condition may be adversely affected. If UACC holds receivables that it originates on its balance sheet until it sells them in securitization transactions or, in the future, through loan sales to its financing partners or other arrangements, and to the extent those receivables fail to perform during its holding period, they may become ineligible for sale. As a result, our business, results of operations, and financial condition may be adversely affected.

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

We acquire vehicles for sale from consumers, auctions, rental car companies, OEMs and dealers. There can be no assurance that the supply of desirable used vehicles will be sufficient to meet our needs. We purchased approximately 77% of our inventory from consumers in the three months ended March 31, 2022. If our brand is damaged, or consumers otherwise are unwilling to transact with us, we may not be able to source sufficient inventory, or may have to source inventory from lower margin channels. In addition, we purchase a significant amount of our inventory from certain third-party auction sources. If these third parties are unable to fulfill our inventory needs or if we are unable to source desirable used vehicles from alternative third-party providers, we may lack sufficient inventory and, as a result, may lose potential and existing customers and related revenues. Moreover, we sell consumer-sourced vehicles that do not meet our retail standards to auctions, which may result in lower revenues and also could lead to reductions in our available inventory.

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

Purchases of new and used vehicles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including inflation and rising interest rates, the cost of energy and gasoline, the availability and cost of consumer credit, reductions in consumer confidence and fears of recession, stock market volatility, increased regulation and increased unemployment. Current inflation related to domestic and global supply chain issues has led to both overall price increases and pronounced price increases in certain sectors. Additionally, increased environmental regulation has made, and may in the future make, used vehicles more expensive and less desirable for consumers. In addition, the current rising interest rate environment is making vehicle financing more costly and less accessible to many consumers.

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

From time to time, we have been subject to audits, requests for information, investigations and other inquiries from our regulators related to customer complaints. As we have encountered operational challenges in keeping up with our rapid growth, during the past six months there has been an increase in customer complaints, leading to an increase in such regulatory inquiries. We endeavor to promptly respond to any such inquiries and cooperate with our regulators. Failure to satisfy regulators in response to such inquiries could lead to revocation of licenses, financial penalties and restrictions on our operations. Such an outcome could have a material adverse effect on our business, financial condition and results of operations. On April 19, 2022, the State of Texas filed a lawsuit in the District Court of Travis County,

Texas, against the Company and one of its subsidiaries, alleging violations of the Texas Deceptive Trade Practices Consumer Protection Act. See Part II, Item 1 – “Legal Proceedings.”

State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our ecommerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them. We are currently licensed as a dealer in the States of Texas, Florida and Arizona and all of our vehicle transactions are conducted under our Texas, Florida and Arizona licenses. We believe that our activities in other states are not subject to their vehicle dealer licensing laws; however, regulators in such states could seek to require us to maintain a used vehicle dealer license in order to engage in activities in that state.

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

Any failure to renew or maintain or any revocation of any of the foregoing licenses would materially and adversely affect our business, financial condition and results of operations. Many aspects of our business are subject to regulatory regimes at the state and local level, and we may not have all licenses required to conduct business in every jurisdiction in which we operate. Despite our belief that we are not subject to certain licensing requirements of those state and local jurisdictions, regulators may seek to impose punitive fines for operating without a license or demand we seek a license in those state and local jurisdictions, any of which may inhibit our ability to do business in those state and local jurisdictions, increase our operating expenses and adversely affect our business, financial condition and results of operations.

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

UACC's financing operations are subject to U.S. federal, state, and local laws and regulations regarding origination, acquiring motor vehicle installment sales contracts from retail sellers, credit bureau reporting, servicing, debt collection practices, and securitization transactions. Certain states require UACC to have a sales finance license, consumer credit license, or similar applicable license. UACC has obtained licenses in all states as required. In addition, UACC is subject to enforcement by the CFPB and state consumer protection agencies, including state attorney general offices and state financial regulatory agencies. As a result of the acquisition of UACC, we may be considered a “related person” to UACC for the purposes of CFPB jurisdiction.

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

Vroom.com is a mobile website that consumers can access and utilize from their mobile devices. In addition, we have designed and launched mobile apps (iOS and android) to enhance customers’ mobile experience. In light of consumers’ shift to mobile technology, our future success depends in part on our ability to provide enhanced functionality for customers who use mobile devices, including automation of key portions of our sales operations in accordance with our Realignment Plan, to shop for used vehicles and increase the number of transactions with us that are completed by those users. The shift to mobile technology by our users may harm our business in the following ways:

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

Many factors, some of which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, as well as the following:

•
our operating and financial performance and prospects, including as a result of operational changes and initiatives we undertake as part of our Realignment Plan;
•
our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•
our guidance regarding future quarterly or annual earnings, and our financial results in relation to previously issued guidance;
•
our ability to execute and achieve the benefits of our Realignment Plan and other cost saving measures;
•
conditions that impact demand for our offerings and platform, including demand in the automotive industry generally and the performance of the third parties through whom we conduct significant parts of our business;

•
future announcements concerning our business or our competitors’ businesses;
•
the public’s reaction to our press releases, other public announcements and filings with the SEC, including with respect to the announcement of our Realignment Plan and any subsequent updates regarding its success;
•
coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•
market and industry perception of our success, or lack thereof, in pursuing our business strategy;
•
changes in market sentiment regarding growth companies that are not yet profitable;
•
strategic actions by us or our competitors, such as acquisitions or restructurings;
•
changes in laws or regulations which adversely affect our industry or us;
•
changes in accounting standards, policies, guidance, interpretations or principles;
•
changes in senior management or key personnel and the planned reduction in our workforce in accordance with our Realignment Plan;
•
issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•
changes in our dividend policy;
•
new, or adverse resolution of pending, litigation or other claims against us;
•
political unrest and wars, such as the current war in Ukraine, which could delay and disrupt our business, and if such political unrest escalates or leads to disruptions in the financial markets or puts further pressure on global supply chains, it could heighten many of the other risk factors included in this Item 1A; and
•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, global pandemics, and responses to such events.

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

We have recently experienced significant declines in the market price of our common stock, and it could continue to decline in the future, including as a result of the announcement of our Realignment Plan. Based upon the decline in our stock price, we recorded a goodwill impairment charge in our condensed consolidated statement of operations for quarter ended March 31, 2022. See Note 8 to our Consolidated Financial Statements”. Further declines in our stock price could, among other things, make it more difficult to raise capital on terms acceptable to us, or at all, make it difficult for our investors to sell their shares of common stock, put us at risk of our stock being delisted from the Nasdaq Global Select exchange if it falls below a minimum bid price of $1 per share for at least 30 consecutive trading days. In addition, companies that experience volatility in the market price of their securities often are the subject of securities class action litigation. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. See Part II, Item 1. “Legal Proceedings.”

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, as of March 31, 2022, we had reserved 7,375,049 shares of our common stock for issuance under our equity incentive plans. The indenture for our Notes does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, our Notes may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including noteholders who have received shares of our common stock upon conversion of their Notes.

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

We filed a registration statement on Form S-8 to register shares of our common stock issued or reserved for issuance under our 2020 Incentive Award Plan and Second Amended and Restated 2014 Equity Incentive Plan. Subject to the satisfaction of vesting conditions, shares registered under the registration statement on Form S-8 became available for resale immediately in the public market without restriction.

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

In addition, the need to continue to develop the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, including from successfully executing our Realignment Plan, which could prevent us from improving our business, financial condition and results of operations. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. Currently, 12 analysts cover our company. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline.

Even if our common stock is actively covered by analysts, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own.

Regardless of accuracy, unfavorable interpretations of our financial information and other public disclosures, including with respect to our Realignment Plan, could have a negative impact on our stock price. If our financial performance fails to meet analyst estimates, for any of the reasons discussed above or otherwise, or one or more of the analysts who cover us downgrade our common stock or change their opinion of our common stock, our stock price would likely decline.

Risks Related to Tax Matters

We may be limited in our ability to utilize, or may not be able to utilize, net operating loss carryforwards to reduce our future tax liability.

As of March 31, 2022 we had substantial U.S. federal net operating loss (“NOL”) carryforwards, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Some of our U.S. federal NOL carryforwards will begin to expire in 2028, with the remaining losses having no expiration. Please refer to Note 17 to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 for a further discussion of the carryforward of our NOLs. As of March 31, 2022, we maintain a full valuation allowance for our net deferred tax assets.

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

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition and results of operations. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Company stockholders against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. We believe these lawsuits are without merit and intend to vigorously contest these claims. In addition, In April 2022, the Attorney General of Texas filed a lawsuit on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act. See Part II, Item 1. “Legal Proceedings” for more information about this class action and other legal proceedings to which we are subject.

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

The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the UK, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic.

In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and other economic and financial restrictions. The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the UK and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Risk Factors section.

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

From time to time we provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. Any such guidance is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the relevant release and the factors described under “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and our current and periodic reports filed with the SEC.

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

Stockholder activism could disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.

We may in the future be subject to stockholder activism, which can arise in a variety of predictable or unpredictable situations, and can result in substantial costs and divert management’s and our board’s attention and resources from our business. Additionally, stockholder activism could give rise to perceived uncertainties as to our long-term business, financial forecasts, future operations and strategic planning, harm our reputation, adversely affect our relationships with our business partners, and make it more difficult to attract and retain qualified personnel. We may also be required to incur significant fees and other expenses related to activist matters, including for third-party advisors that would be retained by us to assist in navigating activist situations. Our stock price could fluctuate due to trading activity associated with various announcements, developments, and share purchases over the course of an activist campaign or otherwise be adversely affected by the events, risks and uncertainties related to any such stockholder activism.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Business Realignment Plan

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 2.05 -Costs Associated with Exit or Disposal Activities and under Item 2.06 - Material Impairments.

In light of operational challenges in our business, the need to reduce our cash spend and changes in financial market sentiment, on May 5, 2022, our board of directors approved a business realignment plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing our operating expenses and maximizing liquidity (the “Realignment Plan”). The primary elements of the Realignment Plan are as follows:

•
reducing the rate of unit sales to focus on lowering SG&A and expanding GPPU;

•
reducing marketing expense by focusing on highest-ROI channels while aligning with volume trajectory;

•
right sizing our organization by reducing our headcount by approximately 270 positions, or 14% of our workforce;

•
further developing our regional operating model to reduce costs and increase GPPU;

•
eliminating physical office locations in New York and Detroit, and closing several
Sell Us Your Car® Centers in Texas;

•
streamlining TDA's operations;

•
further improving and automating key aspects of sales operations.

In addition, as we execute on our Realignment Plan, we intend to accelerate the development of UACC as a captive financing operation, giving us the ability to better serve our customers across the credit spectrum, drive enhanced unit economics and improve our overall customer experience.

We expect the reduction in force to be completed in the second quarter of 2022 and the remaining aspects of Realignment Plan to be implemented by the end of 2022.

In connection with the Realignment Plan, we expect to incur total cash charges of approximately $4.0 million, primarily consisting of severance and other related personnel reduction costs. Additionally, we expect to recognize approximately $7.0 million of lease impairment charges in the second fiscal quarter of 2022, related to closing physical office locations and Sell Us Your Car® centers. We expect to achieve approximately $135.0 to $165.0 million of cost reductions and operating improvements across our operations for the remainder of 2022, when compared to the first quarter annualized, as a result of the Realignment Plan.

The foregoing estimates are based upon current assumptions and expectations but are subject to known and unknown risks and uncertainties. Accordingly, we may not be able to fully realize the cost savings and benefits initially anticipated from the Realignment Plan, and the expected costs may be greater than expected. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors— Risks Related to Our Financial Condition and Results of Operations—We may not successfully execute or achieve the expected benefits of our Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.

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

Vroom, Inc.

Date: May 9, 2022	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: May 9, 2022	By:	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer
(principal financial and accounting officer)