Form 10-Q
period 2022-06-30
Vroom, Inc.
filed 2022-08-08
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39315

VROOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	90-1112566
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3600 W Sam Houston Pkwy S, Floor 4

Houston, Texas 77042

(Address of principal executive offices) (Zip code)

(518) 535-9125

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

As of August 4, 2022, 138,109,097 shares of the registrants’ common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding general economic and market conditions, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•
we may not successfully execute or achieve the expected benefits of our previously announced Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations;
•
despite the cost saving measures, reduced growth rates and increased focus on liquidity and profitability contemplated by the Realignment Plan, we may need to raise additional capital through debt or equity financings to achieve our business objectives and there can be no assurance that such financings will be available in amounts or on terms acceptable to us, if at all;
•
the impact of the COVID-19 pandemic;
•
general business and economic conditions and risks related to the larger automotive ecosystem, including consumer demand;
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
•
we are optimizing our proprietary logistics operations, including vehicle pick-ups and delivery from our last mile hubs and line haul transportation of vehicles between our last mile hubs, which will further expose us to increased risks related to ownership of infrastructure and the transportation of vehicles;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of	As of
	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$532,642	$1,132,325
Restricted cash (including restricted cash of consolidated VIEs of $33.5 million and $0 million, respectively)	153,741	82,450
Accounts receivable, net of allowance of $19.5 million and $8.9 million, respectively	60,122	105,433
Finance receivables at fair value (including finance receivables of consolidated VIEs of $13.6 million and $0 million, respectively)	14,461	—
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $253.1 million and $0 million, respectively)	295,303	—
Inventory	535,772	726,384
Beneficial interests in securitizations	13,432	—
Prepaid expenses and other current assets	61,430	55,700
Total current assets	1,666,903	2,102,292
Finance receivables at fair value (including finance receivables of consolidated VIEs of $164.6 million and $0 million, respectively)	213,323	—
Property and equipment, net	49,836	37,042
Intangible assets, net	172,425	28,207
Goodwill	—	158,817
Operating lease right-of-use assets	11,281	15,359
Other assets	28,531	25,033
Total assets	$2,142,299	$2,366,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,631	$52,651
Accrued expenses	107,091	121,508
Vehicle floorplan	422,452	512,801
Warehouse credit facilities of consolidated VIEs	210,577	—
Current portion of securitization debt of consolidated VIEs at fair value	115,325	—
Deferred revenue	17,800	75,803
Operating lease liabilities, current	7,097	6,889
Other current liabilities	22,139	57,604
Total current liabilities	946,112	827,256
Long term debt, net of current portion (including securitization debt of consolidated VIEs of $51.8 million and $0 million at fair value, respectively)	674,331	610,618
Operating lease liabilities, excluding current portion	8,347	9,592
Other long-term liabilities	18,458	4,090
Total liabilities	1,647,248	1,451,556
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 138,102,755 and 137,092,891 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	135	135
Additional paid-in-capital	2,069,246	2,063,841
Accumulated deficit	(1,574,330)	(1,148,782)
Total stockholders’ equity	495,051	915,194
Total liabilities and stockholders’ equity	$2,142,299	$2,366,750

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Retail vehicle, net	$341,724	$608,116	$1,048,910	$1,062,439
Wholesale vehicle	82,901	128,108	222,885	246,132
Product, net	14,324	22,306	38,773	37,878
Finance	32,121	—	79,808	—
Other	4,367	3,360	8,836	6,559
Total revenue	475,437	761,890	1,399,212	1,353,008
Cost of sales:
Retail vehicle	319,903	577,636	1,015,412	1,012,903
Wholesale vehicle	84,834	119,592	227,571	237,898
Finance	3,402	—	6,126	—
Other	941	1,534	2,106	2,903
Total cost of sales	409,080	698,762	1,251,215	1,253,704
Total gross profit	66,357	63,128	147,997	99,304
Selling, general and administrative expenses	152,990	123,898	340,984	232,764
Depreciation and amortization	10,039	3,058	17,895	5,900
Impairment charges	3,407	—	205,110	—
Loss from operations	(100,079)	(63,828)	(415,992)	(139,360)
Interest expense	9,533	3,880	18,913	7,692
Interest income	(3,935)	(2,062)	(7,887)	(4,358)
Other loss (income), net	9,156	(33)	21,514	(48)
Loss before provision for income taxes	(114,833)	(65,613)	(448,532)	(142,646)
Provision (benefit) for income taxes	256	194	(22,984)	350
Net loss	$(115,089)	$(65,807)	$(425,548)	$(142,996)
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(0.48)	$(3.09)	$(1.05)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	138,075,210	136,507,177	137,667,419	136,002,344

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	134,043,969	$132	$2,004,841	$(777,871)	$1,227,102
Issuance of common stock for acquisition of business	1,072,117	$1	$39,029	$—	$39,030
Fair value of unvested stock options assumed in acquisition of business	—	—	1,017	—	1,017
Stock-based compensation	—	—	2,820	—	2,820
Exercise of stock options	687,336	1	2,820	—	2,821
Vesting of restricted stock units	499,879	—	—	—	—
Net loss	—	—	—	(77,189)	(77,189)
Balance at March 31, 2021	136,303,301	$134	$2,050,527	$(855,060)	$1,195,601
Stock-based compensation	—	$—	$5,392	$—	$5,392
Exercise of stock options	395,491	—	1,560	—	1,560
Vesting of restricted stock units	18,555	—	—	—	—
Net loss	—	—	—	(65,807)	(65,807)
Balance at June 30, 2021	136,717,347	$134	$2,057,479	$(920,867)	$1,136,746

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	137,092,891	$135	$2,063,841	$(1,148,782)	$915,194
Stock-based compensation	—	$—	$3,629	$—	$3,629
Vesting of restricted stock units	602,630	—	—	—	—
Net loss	—	—	—	(310,459)	(310,459)
Balance at March 31, 2022	137,695,521	$135	$2,067,470	$(1,459,241)	$608,364
Stock-based compensation	—	$—	$1,776	$—	$1,776
Vesting of restricted stock units	50,516	—	—	—	—
Issuance of restricted stock purchase agreement	356,718	—	—	—	—
Net loss	—	—	—	(115,089)	(115,089)
Balance at June 30, 2022	138,102,755	$135	$2,069,246	$(1,574,330)	$495,051

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(425,548)	$(142,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges	205,110	—
Depreciation and amortization	18,010	6,028
Amortization of debt issuance costs	2,523	698
Realized gain on the 2022-1 securitization transaction	(29,617)	—
Deferred taxes	(23,855)	—
Losses on finance receivables and securitization debt, net	29,457	—
Stock-based compensation expense	5,405	8,212
Provision to record inventory at lower of cost or net realizable value	(2,006)	3,093
Other, net	3,466	2,818
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables held for sale	(319,314)	—
Principal payments received on finance receivables held for sale	23,179	—
Proceeds from sale of finance receivables held for sale, net	271,820	—
Other	(4,011)	—
Accounts receivable	34,192	(41,393)
Inventory	192,618	(99,412)
Prepaid expenses and other current assets	13,513	(26,669)
Other assets	(1,670)	(3,948)
Accounts payable	(15,352)	36,507
Accrued expenses	(23,832)	26,306
Deferred revenue	(58,003)	16,788
Other liabilities	(33,604)	62,117
Net cash used in operating activities	(137,519)	(151,851)
Investing activities
Finance receivables at fair value
Originations of finance receivables at fair value	(49,475)	—
Principal payments received on finance receivables at fair value	74,690	—
Proceeds from sale of finance receivables at fair value, net	29,026	—
Principal payments received on beneficial interests	2,720	—
Purchase of property and equipment	(16,046)	(8,943)
Acquisition of business, net of cash acquired of $47.9 million	(267,488)	(76,145)
Net cash used in investing activities	(226,573)	(85,088)
Financing activities
Principal repayment under secured financing agreements	(105,563)	—
Proceeds from vehicle floorplan	1,074,184	1,070,110
Repayments of vehicle floorplan	(1,164,533)	(1,035,727)
Proceeds from warehouse credit facilities	261,700	—
Repayments of warehouse credit facilities	(228,744)	—
Other financing activities	(1,344)	—
Proceeds from issuance of convertible senior notes	—	625,000
Issuance costs paid for convertible senior notes	—	(16,175)
Proceeds from exercise of stock options	—	4,381
Net cash (used in) provided by financing activities	(164,300)	647,589
Net (decrease) increase in cash, cash equivalents and restricted cash	(528,392)	410,650
Cash, cash equivalents and restricted cash at the beginning of period	1,214,775	1,090,039
Cash, cash equivalents and restricted cash at the end of period	$686,383	$1,500,689

Supplemental disclosure of cash flow information:
Cash paid for interest	$16,299	$6,713
Cash paid for income taxes	$2,062	$269
Supplemental disclosure of non-cash investing and financing activities:
Fair value of beneficial interests received in securitization transactions	$16,473	$—
Issuance of common stock for CarStory acquisition	$—	$39,030
Fair value of unvested stock options assumed for acquisition of business	$—	$1,017

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

As part of the Company's previously announced Business Realignment Plan ("Realignment Plan"), initiated in the second quarter of 2022, the Company streamlined TDA's operations and closed its service center. The Company also reevaluated its reporting segments based on relative revenue and gross profit and significance in the Company's long term strategy. As a result of the quantitative analysis, the Company determined to no longer report TDA as a separate segment. As of June 30, 2022, the Company is organized into three reportable segments: Ecommerce, Wholesale, and Retail Financing. The Company reclassified TDA revenue and TDA gross profit for the comparative period from the TDA reportable segment to the “All Other” category to conform to current year presentation. The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform, fees earned on sales of value-added products associated with those vehicles sales, as well as financing those sales through UACC. The Wholesale reportable segment represents sales of used vehicles through wholesale channels. The Retail Financing reportable segment represents UACC’s operations with its network of third-party dealership customers, which primarily consists of the purchases and servicing of vehicle installment contracts, but excluding financing of vehicle sales to Vroom customers.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2022 and its results of operations for the three and six months ended June 30, 2022 and 2021. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the current fiscal year or any other future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the three and six months ended June 30, 2022 and 2021. Accordingly, net loss and comprehensive loss are the same for the periods presented.

Restricted Cash

Restricted cash includes cash deposits required under the Company’s 2020 Vehicle Floorplan Facility as explained in Note 10 – Vehicle Floorplan Facility, and cash deposits of $77.0 million required under cash collateral agreements with certain of the Company's lenders. Additionally, starting in the first quarter of 2022, restricted cash also includes restricted cash for UACC. UACC collects and services all receivables under the securitizations and warehouse credit facilities. These collections are restricted for use until properly remitted each month under the terms of the servicing agreement. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs and Note 12 — Long Term Debt for further detail.

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

Finance Receivables Held for Sale, Net

Finance receivables which the Company intends to sell and not hold to maturity are classified as held-for-sale. The Company intends to sell finance receivables either through securitization transactions or whole loan sales under forward flow arrangements. Finance receivables classified as held for sale are recorded at the lower of cost or fair value. Deferred acquisition costs and any discounts or premiums are deferred until the finance receivables are sold and are then recognized as part of the total gain or loss on sale and recorded in “Finance Revenue” in the condensed consolidated statements of operations.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company records a valuation allowance to report finance receivables at the lower of amortized cost basis or fair value. For purposes of determining the valuation allowance, finance receivables are evaluated collectively to determine the valuation allowance as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differs from estimates, there could be significant adjustments to our valuation allowance. Fair value adjustments are recorded in "Other loss (income), net" in the condensed consolidated statements of operations. Principal balances of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. As of June 30, 2022, the valuation allowance for finance receivables classified as held for sale was $3.1 million. Refer to Note 16 – Financial Instruments and Fair Value Measurements.

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

During the three and six months ended June 30, 2022, the Company recognized interest income of $14.2 million and $25.1 million, respectively, interest expense of $1.2 million and $2.0 million, respectively, and other net losses due to changes in fair value of $0.3 million and $12.3 million, respectively. Refer to Note 16 – Financial Instruments and Fair Value Measurements for further details.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Advertising

Advertising costs are expensed as incurred and are included within “Selling, general and administrative expenses” in the consolidated statements of operations. Advertising expenses were $21.1 million and $23.5 million for the three months ended June 30, 2022 and 2021, respectively, and $54.9 million and $53.1 million for the six months ended June 30, 2022 and 2021, respectively.

Shipping and Handling

Logistics costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility are included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfill contracts with customers and are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were $8.2 million and $20.2 million for the three months ended June 30, 2022 and 2021, respectively, and $35.0 million and $35.3 million for the six months ended June 30, 2022 and 2021, respectively.

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

For the three and six months ended June 30, 2022 and 2021, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of June 30, 2022 and December 31, 2021.

Liquidity

The Company has had negative cash flows and losses from operations since inception and expects to incur additional losses in the future.

In June 2021, the Company issued $625.0 million aggregate principal amount of 0.75% unsecured Convertible Senior Notes due 2026. Refer to Note 12 – Long Term Debt for further discussion.

The Company has a Vehicle Floorplan Facility with a borrowing capacity of $700.0 million as of June 30, 2022. Refer to Note 10 – Vehicle Floorplan Facility for further discussion.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

UACC has three warehouse credit facilities from a diverse bank group with a borrowing capacity of $400.0 million as of June 30, 2022. Refer to Note 11 – Warehouse Credit Facilities of Consolidated VIEs for further discussion.

Nonemployee Share-Based Payments

On May 15, 2020, the Company entered into an agreement with Rocket Auto LLC and certain of its affiliates (collectively, “Rocket”) providing for the launch of an ecommerce platform under the “Rocket Auto” brand for the marketing and sale of vehicles directly to consumers (the “RA Agreement”). The Company issued Rocket 183,870 shares of the Company’s common stock upon execution of the RA Agreement. The Company agreed to pay Rocket a combination of cash and stock for vehicle sales made through the platform resulting in the issuance of 2,684 performance shares. The grant date fair value of the upfront shares issued was initially recognized as an asset within “Other assets” in the consolidated balance sheet. On April 26, 2022 the RA Agreement was suspended indefinitely and the asset related to the upfront shares of $2.1 million was written off to “Selling, general and administrative expenses”.

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

3. Revenue Recognition

The Company recognizes revenue upon transfer of control of goods or services to customers, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company may collect sales taxes and other taxes and government fees from customers on behalf of governmental authorities at the time of sale as required. These taxes are accounted for on a net basis and are not included in revenues or cost of sales.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

A portion of the fees earned on these products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of June 30, 2022 and December 31, 2021, the Company’s reserve for chargebacks was $9.5 million and $9.6 million, respectively, of which $5.1 million and $5.5 million, respectively, are included within “Accrued expenses” and $4.4 million and $4.1 million, respectively, are included in “Other long-term liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to revenues in the period identified. As of June 30, 2022 and December 31, 2021, the Company recognized $20.9 million and $17.9 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, of which $1.1 million and $0.9 million, respectively, are included within “Prepaid expenses and other current assets” and $19.8 million and $17.0 million, respectively, are included within “Other assets.”

As a result of the UACC Acquisition (as defined below), the Company also generates ecommerce product revenue by providing Vroom customers with automotive financing solutions through its captive financing operation. The Company earns interest income on finance receivables before they are sold and proceeds from the sale of finance receivables originated by UACC for Vroom customers in securitization transactions. Refer to Note 4 – Variable Interest Entities and Securitizations.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Other Revenue

Other revenue consists of revenue from CarStory's third-party customers and UACC licensing fee income.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

UACC has three senior secured warehouse credit facilities. Through trusts, UACC entered into warehouse facility agreements with certain banking institutions, primarily to finance the purchase and origination of finance receivables as well as to provide funding for general operating activities. These trusts are secured by eligible finance receivables which are pledged as collateral for the warehouse facilities. These trusts are consolidated VIEs. Refer to Note 11 - Warehouse Credit Facilities of Consolidated VIEs for further details on the warehouse facilities.

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

	As of June 30, 2022
	Securitization Vehicles	Warehouse Facilities[1]	Total
Current Assets:
Restricted Cash	$20,492	$13,032	$33,524
Finance Receivables at fair value	12,004	1,610	13,614
Finance Receivables held for sale	—	253,068	253,068
Other assets	1,882	757	2,639
Total Current Assets	34,378	268,467	302,845
Finance Receivables at fair value	147,374	17,203	164,577
Total Assets	$181,752	$285,670	$467,422
Current Liabilities:
Current portion of securitization debt	$115,325	$—	$115,325
Warehouse credit facilities	—	210,577	210,577
Total Current Liabilities	115,325	210,577	325,902
Securitization debt, net of current portion	51,790	—	51,790
Other liabilities	239	533	772
Total Liabilities	$167,354	$211,110	$378,464

1 Refer to Note 11 – Warehouse Credit Facilities of Consolidated VIEs for further details of the warehouse facilities.

The Company did not have any consolidated VIEs for the period ended December 31, 2021.

On February 16, 2022, UACC sold a pool of finance receivables in the United Auto Credit 2022-1 securitization transaction. UACC retained the servicing rights to these finance receivables and received beneficial interests in the form of asset-backed securities. UACC owns an insignificant portion of these securities and receives an at market servicing

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

fee. The securitization trust used to affect this transaction is a VIE that the Company does not consolidate. As the servicer, UACC retained the power to direct the activities that are most significant to the entity, however, UACC concluded that it is not the primary beneficiary of the United Auto Credit 2022-1 securitization trust because its retained interests in the VIEs are insignificant. The beneficial interest retained by UACC included rated notes and unrated residual certificates issued by the 2022-1 securitization trust.

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

As of June 30, 2022, the assets UACC retains in the unconsolidated VIEs were approximately $13.4 million and are included in "Beneficial interests in securitizations" in the Company's condensed consolidated balance sheet. The beneficial interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to unconsolidated VIEs (in thousands):

	As of June 30, 2022
	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$12,100	$11,816	$11,816
Certificates	—	1,616	1,616
Other assets	310	310	310
Total unconsolidated VIEs	$12,410	$13,742	$13,742

Total exposure represents the estimated loss UACC would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented above is not an indication of the Company's expected losses.

5. Acquisitions

UACC Acquisition

On February 1, 2022, the Company completed the acquisition (the "UACC Acquisition") of 100% of Unitas Holdings Corp., a Delaware corporation, including its wholly owned subsidiaries United PanAm Financial Corp. and United Auto Credit Corporation ("UACC"). Unitas Holdings Corp. (now known as Vroom Finance Corporation), United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and United Auto Credit Corporation, as well as their other subsidiaries, are now wholly owned subsidiaries of the Company. This acquisition accelerates the Company's strategy of establishing a captive financing arm and underwriting vehicle financing for its customers, the results of which will be included within the Ecommerce reporting segment. UACC will also continue its current operations with its network of third-party dealership customers, including the purchases and servicing of vehicle installment contracts, which will

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

constitute the separate Retail Financing reporting segment. The cash consideration transferred was approximately $315.4 million at the Acquisition Date, inclusive of immaterial measurement period adjustments.

The following table summarizes the fair value of the identified assets acquired and liabilities assumed as of the Acquisition Date, inclusive of immaterial measurement period adjustments (in thousands):

Fair Value
Cash and cash equivalents	$5,294
Restricted cash	42,631
Finance receivables at fair value	296,927
Finance receivables, held for sale	263,393
Intangible assets	156,000
Goodwill	42,886
Other assets	25,934
Total assets acquired	$833,065
Warehouse credit facilities	(178,067)
Long term debt	(285,704)
Deferred tax liability	(23,855)
Other liabilities	(30,026)
Total liabilities assumed	$(517,652)
Net assets acquired	$315,413

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

The transaction costs associated with the UACC Acquisition were not material for the three months ended June 30, 2022 and were $5.7 million for the six months ended June 30, 2022, and are included within "Selling, general and administrative expenses" in the condensed consolidated statement of operations.

The aggregate revenue and net income of UACC consolidated into the Company’s financial statements from the date of the acquisition was $37.0 million and $1.0 million, respectively, for the three months ended June 30, 2022, and $86.0 million and $20.2 million for the six months ended June 30, 2022, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Unaudited Pro Forma Information

The unaudited pro forma financial information in the table below summarizes the combined results of the Company and UACC, as though the companies had been combined on January 1, 2021. The pro forma adjustments include incremental amortization of intangible assets, adjustments to reflect non-recurring acquisition-related costs of $5.7 million as of the beginning comparable prior annual reporting period, a non-recurring tax adjustment of $24.1 million for the six months ended June 30, 2022 and a non-recurring tax benefit of $30.2 million for the six months ended June 30, 2021. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the three months ended June 30, 2021 and the six months ended June 30, 2022 and 2021 is as follows:

	Three months ended June 30,	Six months ended June 30,
	2021	2022	2021
Total revenue	$805,231	$1,414,683	$1,436,726
Net loss	$(45,860)	$(437,739)	$(90,243)

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

6. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Vehicles	$532,702	$724,542
Parts and accessories	3,070	1,842
Total inventory	$535,772	$726,384

As of June 30, 2022 and December 31, 2021, “Inventory” includes an adjustment of $20.4 million and $22.4 million, respectively, to record the balances at the lower of cost or net realizable value.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Equipment	$3,045	$1,011
Furniture and fixtures	1,827	2,244
Logistics fleet	31,540	22,810
Leasehold improvements	6,558	7,161
Internal-use software	25,812	18,423
Other	6,762	5,811
	75,544	57,460
Accumulated depreciation and amortization	(25,708)	(20,418)
Property and equipment, net	$49,836	$37,042

Depreciation and amortization expense was $3.4 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively, and $6.2 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively. Depreciation and amortization expense included within “Cost of sales” in the condensed consolidated statements of operations was not material for the three and six months ended June 30, 2022 and 2021, respectively.

Implementation costs capitalized and accumulated amortization related to the Company’s cloud computing arrangements were $10.3 million and $3.5 million as of June 30, 2022, respectively, and $8.1 million and $2.4 million as of December 31, 2021, respectively, and were included within “Other assets” in the condensed consolidated balance sheets. Amortization expense of $0.6 million and $0.3 million was included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively.

8. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the carrying value of goodwill by reporting unit for the six months ended June 30, 2022 and 2021 (in thousands):

	Ecommerce	Wholesale	TDA	Total
Balance as of December 31, 2020	$72,231	$1,720	$4,221	$78,172
Acquisition	81,134	—	—	81,134
Balance as of June 30, 2021	$153,365	$1,720	$4,221	$159,306
Balance as of December 31, 2021	$152,876	$1,720	$4,221	$158,817
Acquisition	42,886	—	—	42,886
Goodwill impairment charge	(195,762)	(1,720)	(4,221)	(201,703)
Balance as of June 30, 2022	$—	$—	$—	$—

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

automotive and ecommerce industries, recent performance, expectations of future performance and other assumptions the Company believe to be reasonable.

The Company determined that the estimated fair value of the Ecommerce, Wholesale, and TDA reporting units was less than their carrying amounts. The Company recorded a goodwill impairment charge of $201.7 million in the condensed consolidated statements of operations for the six months ended June 30, 2022. No goodwill impairment charges were recorded for the three and six months ended June 30, 2021.

Refer to Note 5 – Acquisitions for more information related to the acquisitions that occurred in the six months ended June 30, 2022 and 2021.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and Purchased Technology	$108,700	$(12,554)	$96,146	$25,700	$(5,043)	$20,657
Customer Relationships	69,400	(4,323)	65,077	5,240	(673)	4,567
Trademarks and Trade names	12,240	(1,038)	11,202	3,400	(417)	2,983
Other	252	(252)	—	252	(252)	—
Total intangible assets	$190,592	$(18,167)	$172,425	$34,592	$(6,385)	$28,207

Refer to Note 5 – Acquisitions for more information related to the acquisitions that occurred in the six months ended June 30, 2022 and 2021.

Amortization expense for intangible assets was $6.8 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, and $11.8 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively.

The estimated amortization expense for intangible assets subsequent to June 30, 2022, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2022	$13,512
2023	27,022
2024	27,022
2025	27,022
2026	21,979
Thereafter	55,868
$172,425

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued marketing expenses	$8,433	$17,546
Vehicle related expenses	29,416	36,459
Sales taxes	19,568	39,163
Accrued compensation and benefits	28,497	16,150
Accrued professional services	4,987	4,225
Other	16,190	7,965
Total accrued expenses	$107,091	$121,508

The Company’s other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Vehicle payable	$7,665	$30,647
Reserve for estimated returns	12,178	26,522
Other	2,296	435
Total other current liabilities	$22,139	$57,604

10. Vehicle Floorplan Facility

In March 2020, the Company entered into a new vehicle floorplan facility with Ally Bank and Ally Financial (as amended to date, the “2020 Vehicle Floorplan Facility”). The 2020 Vehicle Floorplan provides a committed credit line of up to $700.0 million which is scheduled to mature on March 31, 2023. The amount of credit available is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by the Company within the immediately preceding three-month period. As of June 30, 2022, the borrowing capacity of the 2020 Vehicle Floorplan Facility was $700.0 million, of which $277.5 million was unutilized.

Outstanding borrowings related to the 2020 Vehicle Floorplan Facility are due as the vehicles financed are sold, or in any event, on the maturity date. The 2020 Vehicle Floorplan Facility bears interest at a rate equal the Prime Rate, announced per annum by Ally Bank, plus 105 basis points. The 2020 Vehicle Floorplan Facility is collateralized by the Company’s vehicle inventory and certain other assets and the Company is subject to covenants that require it to maintain a certain level of equity in the vehicles that are financed, to maintain at least 7.5% of the credit line in cash and cash equivalents, and to maintain 10% of the daily floorplan principal balance outstanding on deposit with Ally Bank. The Company is required to pay an availability fee each quarter on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined. Cash deposits required under the Company's 2020 Vehicle Floorplan of $42.2 million and $50.6 million are classified as "Restricted cash" within the consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, outstanding borrowings on the 2020 Vehicle Floorplan Facility were $422.5 million and $512.8 million, respectively.

Interest expense incurred by the Company for the 2020 Vehicle Floorplan Facility was $6.3 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively, and $13.3 million and $7.4 million for the six months ended June 30, 2022 and 2021, respectively, which are recorded within “Interest expense” in the consolidated statements of operations. The weighted average interest rate on the vehicle floorplan borrowings was 5.80% and 4.30% as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company was in compliance with all covenants related to the 2020 Vehicle Floorplan Facility.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the 2020 Vehicle Floorplan Facility, the Company entered into credit balance agreements with Ally Bank and Ally Financial that permit the Company to deposit cash with the bank for the purpose of reducing the amount of interest payable for borrowings. Interest credits earned by the Company were $3.6 million and $2.0 million for the three months ended June 30, 2022 and 2021, respectively, and $7.5 and $4.2 million for the six months ended June 30, 2022 and 2021, respectively, which are recorded within “Interest income” in the consolidated statements of operations.

11. Warehouse Credit Facilities of Consolidated VIEs

UACC has three senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. The terms of the Warehouse Credit Facilities include the following:

	Facility One	Facility Two	Facility Three
Execution Date	May 30, 2012	November 19, 2013	July 11, 2019
Maturity Date	October 20, 2023	May 19, 2023	May 24, 2024
Aggregate Borrowings Limit (in thousands)	$150,000	$100,000	$150,000
Aggregate Principal Balance of Finance Receivables Pledged as Collateral as of June 30, 2022 (in thousands)	$125,980	$28,307	$165,979
Outstanding Balance as of June 30, 2022 (in thousands)	$59,200	$21,122	$130,255
Restricted Cash as of June 30, 2022 (in thousands)	$4,332	$1,413	$7,287

As of June 30, 2022, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

12. Long Term Debt

Debt instruments, excluding the 2020 Vehicle Floorplan Facility, which is discussed in Note 10 — Vehicle Floorplan Facility, and warehouse credit facilities of consolidated VIEs, which are discussed in Note 11 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Current portion of securitization debt of consolidated VIEs	$115,325	$—
Convertible senior notes	612,231	610,618
Securitization debt of consolidated VIEs, net of current portion	51,790	—
Junior subordinated debentures	10,310	—
Long term debt, net of current portion	$674,331	$610,618
Total debt	$789,656	$610,618

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the year ended June 30, 2022, the conditions allowing holders of the Notes to convert were not met.

The Company accounts for the Notes as a single liability-classified instrument measured at amortized cost. As of June 30, 2022, the unamortized debt discount and debt issuance costs was $12.8 million and the net carrying value was $612.2 million.

The Notes were issued at par value and fees associated with the issuance of these Notes are amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense for the three and six months ended June 30, 2022 was $2.0 million and $4.0 million, respectively. The interest expense for the three and six months ended June 30, 2021 was not material. The effective interest rate of the Notes is 1.3%.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

UACC retained the servicing rights for the finance receivables that were securitized; therefore, is responsible for the administration and collection of the amounts owed under the contracts. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $20.5 million as of June 30, 2022.

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

The debt issued is included in "Long Term Debt" on the consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of June 30, 2022
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2020-1-D	February 10, 2025	31,450	2.88%	27,677	27,685
United Auto Credit 2020-1-E	February 10, 2025	18,730	5.19%	18,730	18,766
United Auto Credit 2020-1-F	January 12, 2026	7,360	9.08%	7,360	7,359
United Auto Credit 2021-1-B	March 11, 2024	33,540	0.68%	22,333	22,266
United Auto Credit 2021-1-C	June 10, 2026	29,640	0.84%	29,640	29,201
United Auto Credit 2021-1-D	June 10, 2026	29,380	1.14%	29,380	28,417
United Auto Credit 2021-1-E	June 10, 2026	20,800	2.58%	20,800	20,049
United Auto Credit 2021-1-F	September 10, 2027	13,910	4.30%	13,910	13,372
		$184,810		$169,830	$167,115

The Final Scheduled Payment Date represents final legal maturity of the securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $52.3 million in 2022, $72.7 million in 2023, $33.0 million in 2024 and $11.6 million in 2025.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The aggregate principal balance and the fair value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of June 30, 2022
	Aggregate Principal Balance	Fair Value
United Auto Credit 2020-1	$60,885	$46,602
United Auto Credit 2021-1	120,130	112,775
Total finance receivables of CFEs	$181,015	$159,377

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfilment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. Vroom Automotive, LLC and the Attorney General of the State of Texas have agreed to a temporary injunction in which Vroom Automotive, LLC agrees to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. Vroom continues to work cooperatively with the office of the Attorney General of the State of Texas towards a resolution, and the parties have agreed to stay discovery in the interim. Because the case is at an early stage and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

In July 2021 and August 2022, respectively, certain plaintiffs filed two putative class action lawsuits in the District Court of Cleveland County, Oklahoma and the New York State Supreme Court, respectively, against Vroom, Inc., and Vroom Automotive LLC as defendants, alleging, among other things, deficiencies in Vroom’s titling and registration of sold vehicles: Blake Sonne, individually and on behalf of all others similar situated, v. Vroom Automotive, LLC and Vroom, Inc., CJ-2022-822 and Emely Reyes Martinez, on behalf of all others similarly situated, v. Vroom Automotive, LLC and Vroom Inc.,. Because these cases are at early stages and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

As previously disclosed, the Company has been subject to audits, requests for information, investigations and other inquiries from its regulators relating to increased customer complaints concerning the same or similar matters alleged in the State of Texas petition. These regulatory matters could continue to progress into legal proceedings as well as enforcement actions, We have incurred fines in certain states and could continue to incur fines, penalties, restitution, or alterations in our business practices, which in turn, could lead to increased business expenses, additional limitations on the Company's business activities and further reputational damage, although to date such expenses have not had a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

14. Stockholders’ Equity

Preferred Stock

On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of June 30, 2022, there was no preferred stock issued or outstanding.

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

15. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 3,019,108 shares of the Company’s common stock, (ii) up to 4% of an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. On February 28, 2022, the Company registered an additional 5,483,716 shares of the Company's common stock to be issued pursuant to the 2020 Plan. As of June 30, 2022, there were 191,196 shares available for future issuance under the 2020 Plan.

On May 20, 2022, the Company adopted the 2022 Inducement Award Plan (the “Inducement Award Plan”). Awards under the Inducement Award Plan may only be granted to a newly hired employee who has not previously been an employee or a member of the Board or an employee who is being rehired following a bona fide period of non-employment by the Company, in each case as a material inducement to the employee’s entering into employment. An aggregate of 3,000,000 shares of the Company’s common stock are reserved for issuance under the Inducement Award Plan. As of June 30, 2022, there were 2,701,671 shares available for future issuance under the Inducement Award Plan.

Stock Options

The Company recognized $0.4 million and $0.6 million of stock-based compensation expense related to stock options for the three months ended June 30, 2022 and 2021, respectively, and $0.8 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had $2.6 million and $2.5 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.1 years and 1.7 years, respectively.

On May 9, 2022 and May 20, 2022, 600,000 stock options having a fair value of $0.83 per share were granted to the CEO and an aggregate of 650,000 stock options having a grant date fair value of $1.14 per share were granted to certain members of key management. The exercise price of the stock options is $7.50 per share. The stock options vest ratably over a three year period subject to continued employment through each applicable vesting date.

The grant date fair value of stock options granted during the three and six months ended June 30, 2022 was estimated at the time of grant using the Black-Scholes option-pricing model and utilized the following assumptions:

	May 20, 2022	May 9, 2022
Fair value of common stock (per share)	$1.14	$0.83
Expected term (in years)	10	10
Risk-free interest rate	2.78%	3.05%
Expected volatility	100.00%	100.00%
Dividend yield	—%	—%

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RSUs

The Company recognized $1.4 million and $4.8 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2022 and 2021, respectively, and $4.6 million and $7.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, the Company had $28.1 million and $21.7 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.2 and 2.1 years, respectively.

On May 9, 2022 and May 20, 2022, 1,200,000 restricted stock units (“RSUs”) having a grant date fair value of $1.08 per share were granted to the CEO and an aggregate of 3,190,000 RSUs having a grant date fair value of $1.45 per share were granted to certain members of key management. The RSUs will vest on the third anniversary of the grant date, subject to continued employment through that date. The vesting of RSUs will accelerate in one-third increments if the Company achieves a closing price at or above $7.50 per share for twenty consecutive trading days during the three-year vesting period; a closing price at or above $15.00 per share for twenty consecutive trading days in the second or third years of the vesting period; and a closing price at or above $21.00 per share for twenty consecutive trading days during the third year of the vesting period. As of June 30, 2022, the accelerated vesting conditions were not met.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$243,813	$—	$—	$243,813
CFE assets:
Finance receivables	—	—	159,377	159,377
Finance receivables at fair value	—	—	68,407	68,407
Beneficial interests in securitizations	—	13,432	—	13,432
Total financial assets	$243,813	$13,432	$227,784	$485,029
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	167,115	—	167,115
Total financial liabilities	$—	$167,115	$—	$167,115

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$601,807	$—	$—	$601,807
Commercial paper	—	149,974	—	149,974
Total financial assets	$601,807	$149,974	$—	$751,781

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In determining the fair value of the securitization debt of consolidated CFEs, the broker dealers consider contractual cash payments and yields expected by market participants. Broker dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including ratings, coupon, collateral type and seasoning or age of the security. When the Company obtains prices from multiple broker dealers for the same security and has a consensus among them, it deems these fair values to be based on observable valuation inputs and classified as Level 2 of the fair value hierarchy. Where a third-party broker dealer quote is not available, an internal model is utilized using unobservable inputs or if the Company has multiple quotes that are not within determined range, it classified the securitization debt as Level 3 of the fair value hierarchy.

The financial assets of the consolidated CFEs are an aggregate value derived from the fair value of the CFEs liabilities. The Company determined that CFEs finance receivables in their entirety should be classified as Level 3 of the fair value hierarchy.

Finance receivables at fair value: In connection with the UACC Acquisition as described in Note 5 – Acquisitions, the Company acquired certain finance receivables for which it elected the fair value option in accordance with ASC 825. These receivables primarily relate to finance receivables that are not eligible to be sold in the immediate future due to various factors such as: delinquencies, bankruptcy, etc. The Company estimates the fair value of these receivables using a discounted cash flow model and incorporates key inputs that include performance rate, default rate, recovery rate, and weighted average coupon rates, as well as certain macroeconomics events the Company believes market participants would consider relevant.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2022	$—	$—	$—
Acquired in business combination	262,644	34,283	275,394
Transfer out of Level 3	—	—	(275,394)
Transfer within Level 3 categories	(10,904)	10,904	—
Losses included in other income	(18,279)	(10,163)	—
Issuances, net of discount	—	49,475	—
Sales	(24,312)	—	—
Paydowns	(56,749)	(17,941)	—
Other	6,977	1,849	—
Fair value as of June 30, 2022	$159,377	$68,407	$—

Transfers out of Level 3

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis, except for assets and liabilities acquired during the period as described below. There were no transfers into Level 3 during the three and six months ended June 30, 2022.

During the six months ended June 30, 2022, transfers out of Level 3 liabilities related to securitization debt of consolidated CFEs. The transfer out of Level 3 was the result of achieving consensus pricing from third-party broker dealers who utilize market observable inputs to price the liabilities. Upon acquisition, the Company utilized unobservable pricing information and an internal discounted cash flows model to value the CFEs liabilities. The Company obtained consensus broker dealers quotes as of June 30, 2022. For the CFEs liabilities acquired during the period, the transfer was presumed to occur immediately after the Acquisition Date.

As of June 30, 2021, there were no financial assets or liabilities measured using Level 3 inputs on a recurring basis.

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Other loss (income), net" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Financial Assets
Finance receivables of CFEs	$(924)	$(15,295)
Finance receivables at fair value	(8,865)	(8,252)
Beneficial interests in securitizations	(165)	(321)
Financial Liabilities
Debt of securitized VIEs	352	2,716
Total net loss included in other income	$(9,602)	$(21,152)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of June 30, 2022	Finance Receivables of CFEs at Fair Value	Finance Receivable at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$181,015	$79,374
Aggregate fair value of finance receivables that are reported at fair value	$159,377	$68,407
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$1,726	$2,778
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$1,506	$2,330

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of June 30, 2022	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of debt of securitized VIEs	$169,830
Aggregate fair value of debt of securitized VIEs	$167,115

As of June 30, 2021, there were no financial assets or liabilities for which the fair value option was elected.

Fair Value of Financial Instruments Not Carried at Fair Value

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The carrying value of the 2020 Vehicle Floorplan Facility and the Warehouse Credit Facilities was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period.

Finance receivables held for sale, net: For finance receivables eligible to be sold, the Company determines the fair value of finance receivables utilizing sales prices based on estimated securitization transactions, adjusted for transformation costs, risk and a normal profit margin associated with securitization transactions. The Company uses a discounted cash flow model to estimate the present value of future recoveries for finance receivables that become delinquent and no longer meet the expected sales criteria. Such fair value measurement of finance receivables held for sale, net is considered Level 3 of the fair value hierarchy. The carrying value and fair value of the finance receivables held for sale, net were as follows (in thousands):

June 30,
2022
Carrying value	$295,303
Fair value	$297,745

As of June 30, 2021, the Company did not have any finance receivables held for sale.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Convertible Senior Notes: The fair value of the Notes, which are not carried at fair value on the accompanying consolidated balance sheets, was determined utilizing actual bids and offer prices of the Notes in markets that are not active and are classified within Level 2 of the fair value hierarchy.

	June 30,	December 31,
	2022	2021
Carrying value	$612,231	$610,618
Fair value	$178,125	$386,100

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the accompanying consolidated balance sheets, approximated their carrying value as of June 30, 2022 and are classified within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments on a Nonrecurring Basis

Assets and liabilities acquired as part of a business combination and goodwill attributable to each of the Company's reporting units are recorded at fair value on a nonrecurring basis. Refer to Note 5 – Acquisitions and Note 8 - Goodwill and Intangible Assets for additional information.

From time to time the Company may mark certain receivables classified as held for sale to fair value and classified as financial instruments recorded at fair value on a non-recurring basis. As of June 30, 2022 there were no material finance receivables that were marked to fair value on a non-recurring basis.

Note 17 — Restructuring Activities

On May 5, 2022, the Company approved the Realignment Plan, which was designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity.

The Realignment Plan initially included a headcount reduction of approximately 270 positions and the closing of the New York City, Detroit and Sell Us Your Car® center facilities. Since announcement of the Realignment Plan, the Company streamlined TDA's operations and closed its service center. The service center is being repurposed to replace the reconditioning facility in Stafford, Texas. The Company also further reduced headcount by an additional 67 positions related to its proprietary reconditioning operations to align with unit volume.

The following table summarizes the components of the restructuring charges related to the Realignment Plan:

Three and Six months ended June 30,
2022

Charges by Activity:
Severance and termination benefits (1)	$4,946
Impairment of operating lease right-of-use assets (2)	3,407
Other costs (3)	1,176
Total Restructuring and Related Charges	$9,529

(1) Severance and termination costs consist of severance costs provided to employees who have been terminated as well outplacement costs and COBRA benefits.

(2) Impairment of operating lease right-of-use assets consist of costs associated with planned facility closures of $5.5 million, net of applicable sublease income of $2.1 million, that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

(3) Other costs consist of legal expenses of $0.6 million incurred in connection with the Realignment Plan and acceleration of depreciation of property and equipment of $0.6 million related to the planned facility closures.

The Company expects to incur approximately $2.0 million of lease impairment charges in the second half of 2022.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Severance and termination benefits and other costs are included in "Selling, general, and administrative expenses" and impairment of operating lease right-of-use assets are included in "Impairment charges" in the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

The following table is a reconciliation of the beginning and ending restructuring liability for the six months ended June 30, 2022 related to the Realignment Plan:

Balance as of December 31, 2021	$—
Accrual and accrual adjustments	5,529
Cash payments	(2,435)
Balance as of June 30, 2022	$3,094

The restructuring liability for severance and termination benefits is reflected in "Accrued Expenses" in the condensed consolidated balance sheet as of June 30, 2022.

In July 2022, the Company began restructuring its network of logistics hubs in order to align with reduced unit volume and its regional operating model and is in the process of reassessing other aspects of its logistics operations. Such actions include reductions in headcount in its proprietary logistics operations and, as a result, the Company expects to incur severance and other related personnel reduction costs in the third quarter of 2022.

18. Segment Information

As part of the Realignment Plan, initiated in the second quarter of 2022, the Company streamlined TDA's operations and closed its service center. The Company also reevaluated its reporting segments based on relative revenue and gross profit and significance in the Company's long term strategy. As a result of the quantitative analysis, the Company determined to no longer report TDA as a separate segment. The Company now presents three reportable segments: Ecommerce, Wholesale, and Retail Financing. The Company reclassified TDA revenue and TDA gross profit for the comparative period from the TDA reportable segment to the “All Other” category to conform to current year presentation. No operating segments have been aggregated to form the reportable segments.

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of June 30, 2022 and December 31, 2021, long-lived assets were predominantly located in the United States.

The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform, fees earned on vehicle financing originated by UACC or our third-party financing sources and sales of value-added products associated with those vehicles sales. The Wholesale reportable segment represents sales of used vehicles through wholesale channels. The Retail Financing reportable segment represents UACC’s operations with its network of third-party dealership customers, including the purchases and servicing of vehicle installment contracts. Revenues within the "All Other" category consist of retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicles sales and the CarStory business.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended June 30, 2022
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$321,632	$82,901	$32,121	$38,783	$475,437
Gross profit	$33,509	$(1,934)	$28,720	$6,062	$66,357

	Three Months Ended June 30, 2021
	Ecommerce	Wholesale	Retail Financing	All Other(1)	Total
Revenues from external customers	$579,663	$128,108	$—	$54,119	$761,890
Gross profit	$49,638	$8,516	$—	$4,974	$63,128

	Six Months Ended June 30, 2022
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$996,995	$222,885	$79,808	$99,524	$1,399,212
Gross profit	$67,828	$(4,686)	$73,682	$11,173	$147,997

	Six Months Ended June 30, 2021
	Ecommerce	Wholesale	Retail Financing	All Other(1)	Total
Revenues from external customers	$1,001,971	$246,132	$—	$104,905	$1,353,008
Gross profit	$81,475	$8,234	$—	$9,595	$99,304

(1)
The Company reclassified TDA revenue and TDA gross profit from the TDA reportable segment to the “All Other” category to conform to current year presentation.

The reconciliation between reportable segment gross profit to consolidated loss before provision for income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation to consolidated total revenue
Total reportable segment revenue	$436,654	$707,771	$1,299,688	$1,248,103
All Other revenues	38,783	54,119	99,524	104,905
Consolidated total revenue	$475,437	$761,890	$1,399,212	$1,353,008
Reconciliation to consolidated loss before provision for income taxes
Total reportable segment gross profit	$60,295	$58,154	$136,824	$89,709
All Other gross profit	6,062	4,974	11,173	9,595
Selling, general and administrative expenses	152,990	123,898	340,984	232,764
Depreciation and amortization	10,039	3,058	17,895	5,900
Impairment charges	3,407	—	205,110	—
Interest expense	9,533	3,880	18,913	7,692
Interest Income	(3,935)	(2,062)	(7,887)	(4,358)
Other loss (income), net	9,156	(33)	21,514	(48)
Consolidated loss before provision for income taxes	$(114,833)	$(65,613)	$(448,532)	$(142,646)

19. Income Taxes

The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statements

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was (0.22)% and (0.30)%, respectively. The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 5.12% and (0.25)%, respectively. The increase in effective tax rate was primarily driven by a deferred tax benefit recorded for the decrease of Valuation Allowance resulting from the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation) that occurred during the six months ended June 30, 2022 of $23.9 million.

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

The Company has not identified any uncertain tax positions as of June 30, 2022 and December 31, 2021.

20. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net loss	$(115,089)	$(65,807)	$(425,548)	$(142,996)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	138,075,210	136,507,177	137,667,419	136,002,344
Net loss per share attributable to common stockholders, basic and diluted	$(0.83)	$(0.48)	$(3.09)	$(1.05)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of June 30,
	2022	2021
Convertible senior notes	11,158,722	11,158,722
Stock options	4,920,028	4,586,319
Restricted stock units	9,145,799	2,145,136
Total	25,224,549	17,890,177

21. Subsequent Events

In July 2022, UACC completed a securitization transaction in which it sold approximately $242.3 million of rated asset-backed securities and $17.3 million of residual certificates in an auto loan securitization offering from a securitization trust, established and sponsored by UACC. The trust is collateralized by finance receivables with an aggregate principal balance of $285.0 million and had a carrying value of $246.9 million at the time of sale. UACC received proceeds of $265.6 million in connection with the transaction and recognized a gain on the sale upon transfer in an amount equal to the fair value of the net proceeds received less the carrying amount of the finance receivables sold. These finance receivables are serviced by UACC. UACC retained 5% of the notes and residual certificates sold.

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

•
Vehicle Operations: Our scalable and vertically integrated operations underpin our business model. We strategically source inventory from consumers, auctions, rental car companies, OEMs, and dealers. We improve our ability to acquire high-demand vehicles through enhanced supply science across all our sourcing channels and we have expanded our national marketing efforts to drive consumer sourcing. In our reconditioning and logistics operations, we deploy a hybrid asset-light strategy that optimizes a combination of ownership and operation of assets by us with strategic third-party partnerships. As we scale nationally, we continue to leverage our last mile hub logistics operations and geographically dispersed network of reconditioning centers to further develop our regional operating model designed to improve our operating leverage, drive stronger unit economics and enhance our customer experience.

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

Based on data from Cox Automotive, there were an estimated 40.5 million used vehicle transactions in 2021. The U.S. used automotive market is also highly fragmented and ripe for disruption as an industry that is notorious for consumer dissatisfaction and has one of the lowest levels of ecommerce penetration. Industry reports estimate that ecommerce penetration will grow to as much as half of all used vehicle sales by 2030. Our platform, coupled with our national presence and brand, provides a significant competitive advantage versus local dealerships and regional players that lack nationwide reach and scalable technology, operations and logistics. The traditional auto dealers and peer-to-peer market do not offer consumers what we offer.

Recent Events

Business Realignment Plan

In light of operational challenges in our business, the need to reduce our cash spend and changes in financial market sentiment, on May 5, 2022, our board of directors (the "Board") approved a business realignment plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing our operating expenses and maximizing liquidity (the “Realignment Plan”). The Realignment Plan included a number of elements, such as reducing the rate of unit sales to focus on lowering SG&A and expanding GPPU; reducing marketing expense by focusing on highest-ROI channels while aligning with volume trajectory; reducing the number of physical office locations and right sizing our organization to align with unit volume; and further developing our regional operating model.

In addition, as we execute on our Realignment Plan, we intend to accelerate the development of UACC as a captive financing operation, giving us the ability to better serve our customers across the credit spectrum, drive enhanced unit economics and improve our overall customer experience.

In connection with the Realignment Plan, in the second quarter of 2022 we incurred expenses of approximately $4.3 million, consisting primarily of severance and other related personnel reduction costs. Additionally, we recognized approximately $3.4 million of lease impairment charges in the second quarter of 2022, related to closing physical office locations in New York and Detroit as well as Sell Us Your Car® centers. We expect to achieve approximately $135.0 to $165.0 million of cost reductions and operating improvements across our operations for the remainder of 2022, when compared to the first quarter annualized, as a result of the Realignment Plan.

Throughout the second quarter of 2022, we continued our strategic analysis of the operations at the TDA store location and subsequently decided to further streamline those operations and close the TDA service center. We intend to repurpose the service center to replace our reconditioning facility in Stafford, Texas, which we believe will enable us to align our proprietary reconditioning operations in the Houston market with our reduced unit sales volume, reduce our lease expenses and provide an improved work environment for our employees. We are also restructuring our network of logistics operations to align with reduced unit volume and our regional operating model. Relatedly, we are taking further action to right-size the staffing of those operations, which will result in a further reduction in headcount. As a result, we incurred approximately $0.6 million in severance and other related personnel reduction costs during the second quarter of 2022, related to the reduction in headcount at our reconditioning operations, and expect to incur severance and other related personnel reduction costs related to our logistics operations in the third quarter of 2022. We also expect to incur approximately $2.0 million of lease impairment charges in the second half of 2022.

The restructuring activities associated with the Realignment Plan are expected to be substantially completed during the third quarter of 2022.

The foregoing estimates are based upon current assumptions and expectations but are subject to known and unknown risks and uncertainties. Accordingly, we may not be able to fully realize the cost savings and benefits initially anticipated from the Realignment Plan, and the actual costs may be greater than expected. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors— Risks Related to Our Financial Condition and Results of Operations—We may not successfully execute or achieve the expected benefits of our Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations” for more information.

Long-Term Roadmap

Building on our Realignment Plan, we are following a long-term road map that is designed to achieve three key objectives: prioritizing unit economics over growth, significantly reducing operating expenses, and maximizing liquidity.

In order to achieve these objectives, we are focused on four strategic initiatives:

•
Building a well-oiled transaction machine: Optimize our sales channels using internal and outsourced resources and digitization; streamline and digitize the title and registration process; optimize our marketing strategies by building brand awareness, growing organic search traffic and fine-tuning paid media campaigns to improve direct traffic and drive conversion.

•
Building a well-oiled metal machine: Optimize pricing and assortment of vehicles through predictive data and analytics and regionalization, as well as synchronize end-to-end supply chain to increase velocity and improve flow.

•
Building a regional operating model: Build a regional operating model to improve the customer experience, improve the speed of the supply chain, and reduce logistics costs and markdowns.

•
Building a captive finance offering: Accelerate the development of UACC as a captive financing operation, giving us the ability to better serve our customers across the credit spectrum, drive enhanced unit economics and improve our overall customer experience.

These initiatives are designed to further our progress in building a profitable business model, enable us to build a well-oiled machine across our operations and position us to resume growth.

CEO Transition

Effective May 9, 2022, Thomas H. Shortt was appointed as our Chief Executive Officer and a director, succeeding Paul J. Hennessy upon Mr. Hennessy’s resignation as Chief Executive Officer and a director of the Company. Mr. Shortt previously served as our Chief Operating Officer since January 2022.

We entered into a new employment agreement with Mr. Shortt in connection with his appointment as Chief Executive Officer.

Also effective on May 9, 2022, Robert J. Mylod, Jr., the Chairperson of the Board, was appointed as the Independent Executive Chair of the Board in order to support the leadership change in our Chief Executive Officer position.

UACC Acquisition

On February 1, 2022 (the "Acquisition Date"), we completed the acquisition (the "UACC Acquisition") of 100% of Unitas Holdings Corp., including its wholly owned subsidiaries United PanAm Financial Corp. and United Auto Credit Corporation ("UACC"). Unitas Holdings Corp. (now known as Vroom Finance Corporation), United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and UACC, as well as their other subsidiaries, are now our wholly owned subsidiaries. This acquisition accelerates our strategy of establishing a captive financing arm and underwriting vehicle financing for our customers, the results of which are included within the Ecommerce reporting segment. UACC will also continue its current operations with its network of third-party dealership customers, which we intend to continue growing, including the purchases and servicing of vehicle installment contracts, which constitutes a separate reporting segment — Retail Financing. The cash consideration transferred was approximately $315.4 million.

We believe that, over time, the UACC platform will unlock the benefits of our captive finance strategy and enable us to expand our penetration of sales to customers across the credit spectrum, enhance aggregate gross profit and GPPU, and leverage our fixed cost base. In addition, we expect loans originated by UACC to be funded through existing warehouse credit facilities and sold via securitization transactions and whole loan sales under forward flow arrangements. This originate-to-sell strategy is designed to achieve the benefits of a captive financing operation while maintaining an asset-light funding strategy.

Our Model

We generate revenue through the sale of used vehicles, vehicle financing and value-added products. We sell vehicles directly to consumers primarily through our Ecommerce segment as a licensed dealer.

As a result of the UACC Acquisition on February 1, 2022, we are developing a captive financing operation for Vroom customers, which will enable us to provide our customers with expanded financing solutions across the credit spectrum and an enhanced customer experience, while generating improved unit economics. We also expect to generate ecommerce product revenue through UACC’s sale of Vroom finance receivables in securitization transactions or forward flow arrangements. Additionally, we expect UACC to continue to purchase and service finance receivables originated by its existing network of third-party dealership customers and generate finance revenue, including interest income as well as gain on sale related to these finance receivables. Over time, we intend to grow the third-party dealership network and business.

We also sell vehicles through wholesale channels, which provide a revenue source for vehicles that do not meet our Vroom retail sales criteria. Additionally, we generate revenue through the retail sale of used vehicles and value-added products at Houston-based Texas Direct Auto, or TDA.

For the three months ended June 30, 2022, our Ecommerce, Wholesale, and Retail Financing segments represented 67.6%, 17.4%, and 6.8% of our total revenue, respectively. For the six months ended June 30, 2022, our Ecommerce, Wholesale, and Retail Financing segments represented 71.3%, 15.9%, and 5.7% of our total revenue, respectively.

Our retail gross profit consists of two components: Vehicle Gross Profit and Product Gross Profit. Vehicle Gross Profit is calculated as the aggregate retail sales price for all vehicles sold to customers along with delivery fee revenue and document fees received from customers, less the aggregate cost to acquire such vehicles, the aggregate cost of inbound transportation for such vehicles to our vehicle reconditioning centers, which we refer to as VRCs, and the aggregate cost of reconditioning such vehicles for sale. Product Gross Profit consists of fees earned on vehicle financing originated by our third-party financing sources and any third-party value-added products sold as part of a vehicle sale. Because we are paid fees on the third-party financing and other value-added products we sell, our gross profit on such products is equal to the revenue we generate. Starting in the second quarter of 2022, Product Gross Profit also includes interest income earned on finance receivables held for sale from Vroom customers that we originate through UACC to finance the vehicles we sell. Going forward, it will also include gain on sales of those finance receivables once sold in a securitization transaction or forward flow arrangement. See “—Key Operating and Financial Metrics.”

Below is an explanation of how we calculate vehicle gross profit per unit and product gross profit per unit:

Our profitability depends primarily on improving unit economics and achieving operating leverage. We deploy a hybrid asset-light strategy that optimizes a combination of ownership and operation of assets by us with strategic third-party partnerships. Our hybrid approach also applies to the third-party value-added products we sell to customers. Historically, we generated additional revenue streams without directly underwriting vehicle financing or protection products; however, the UACC Acquisition enables us to underwrite vehicle financing for our customers. As we scale, we expect to benefit from efficiencies and operating leverage across our business, including our marketing and technology investments, and our inventory procurement, logistics, reconditioning and sales processes.

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

Vehicle Reconditioning

Before a vehicle is listed for retail sale on our platform, it undergoes a thorough reconditioning process in order to meet our Vroom retail sales criteria. The efficiency of this reconditioning process is a key element in our ability to grow profitably. To recondition vehicles, we rely on a combination of our Vroom-owned vehicle reconditioning centers ("VRCs") along with a network of VRCs owned and operated by third parties. In February 2022, Adesa U.S. ("Adesa"), one of our third-party VRC providers and host of a number of our last-mile hubs, communicated its intent to discontinue its third-party reconditioning services with us as it was being acquired by a competitor. We replaced Adesa's capacity with capacity at our other existing providers. In the second quarter of 2022, we took further action to right-size the staffing of our proprietary reconditioning operations as well as to optimize the number of third-party reconditioning partner locations to align with a focus on reduced unit sales volume, resulting in a further reduction in headcount. We also announced our intention to relocate the reconditioning facility in Stafford, Texas to the former service center at the TDA store location. Going forward, we will seek to optimize the combination of strategic and geographically dispersed proprietary and third-party VRCs, including the possible addition of proprietary VRCs into our integrated hybrid network over time. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to optimize our reconditioning capacity to satisfy increasing demand.”

Logistics Network

As we scaled our business, we not only added proprietary line-haul capability, but also built our third-party logistics network nationally through the development of strategic carrier arrangements with national haulers and consolidated our carrier base into dedicated operating regions. This combination of proprietary and focused third-party service allowed us to focus on improving the quality and reliability of our logistics operations and enhancing of our customer experience. We have prioritized investment in our last mile hub delivery operations, where we can have the greatest impact on the customer experience, and invested in short-haul vehicles to make regional deliveries from our last mile hubs and line-haul vehicles for hub-to-hub shipments on high-volume routes. We are also continuing to invest in our processes and technology to remove inefficiencies, automate processes and improve our customer experience. We are taking further action to optimize our proprietary logistics operations in order to align with reduced unit sales volume, which will result in a further reduction in headcount, as well as the restructuring of our network of logistics operations. Consistent with the continued development of our regional operating model, we intend to strategically combine the operation of our proprietary fleet with the use of third-party carriers, as well as synchronize our end-to-end supply chain to increase sales velocity and optimize flow of our inventory. We believe these initiatives will enable us to reduce logistics costs per mile, improve our inventory turnover and provide the highest level of customer service. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to optimize our logistics network.”

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

Other Value-Added Products

We generate revenue by earning fees for selling value-added products to customers in connection with vehicle sales. Currently, our other third-party value-added product offerings consist of protection products, such as vehicle service contracts, GAP protection and tire and wheel coverage. As we scale our business, we intend to introduce additional value-added products that will be attractive to our customers and drive revenue and profitable growth. We expect that both expanded product offerings and increased attachment rates in value-added product sales will have a positive impact on our profitability. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to increase and better monetize other value-added products.”

Our Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (67.6% and 71.3% of total revenue for the three and six months ended June 30, 2022): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•
Wholesale (17.4% and 15.9% of total revenue for the three and six months ended June 30, 2022): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
Retail Financing (6.8% and 5.7% of total revenue for the three and six months ended June 30, 2022: The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

As part of the Realignment Plan, initiated in the second quarter of 2022, we streamlined TDA's operations and closed our service center. We also reevaluated our reporting segments based on relative revenue and gross profit and significance in our long term strategy. As a result of the quantitative analysis, we determined to no longer report TDA as a separate segment.

Gross profit is defined as revenue less cost of sales for each segment. Reflected below is a summary of segment revenue and segment gross profit for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021(1)	2022	2021(1)

	(in thousands)		(in thousands)
Revenue:
Ecommerce	$321,632	$579,663	$996,995	$1,001,971
Wholesale	82,901	128,108	222,885	246,132
Retail Financing	32,121	—	79,808	—
All Other	38,783	54,119	99,524	104,905
Total revenue	$475,437	$761,890	$1,399,212	$1,353,008
Gross profit (loss):
Ecommerce	$33,509	$49,638	$67,828	$81,475
Wholesale	(1,934)	8,516	(4,686)	8,234
Retail Financing	28,720	—	73,682	—
All Other	6,062	4,974	11,173	9,595
Total gross profit	$66,357	$63,128	$147,997	$99,304

(1) We reclassified TDA revenue and TDA gross profit from the TDA reportable segment to the “All Other” category to conform to current year presentation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Ecommerce units sold	9,233	18,268	28,706	33,772
Vehicle Gross Profit per ecommerce unit	$2,166	$1,587	$1,100	$1,387
Product Gross Profit per ecommerce unit	1,463	1,131	1,263	1,026
Total Gross Profit per ecommerce unit	$3,629	$2,718	$2,363	$2,413
Average monthly unique visitors	1,734,535	1,749,480	2,160,983	1,649,869
Ecommerce average days to sale	128	68	110	76

Ecommerce Units Sold

Ecommerce units sold is defined as the number of vehicles sold and shipped to customers through our ecommerce platform, net of returns under our Vroom 7-Day Return Program. Ecommerce units sold excludes sales of vehicles at TDA and through the Wholesale segment. Each vehicle sale through our ecommerce platform also creates the opportunity to leverage such sale to provide vehicle financing, sell value-added products and acquire trade-in vehicles from our customers, which we can either recondition and add to our inventory or sell through wholesale channels.

Vehicle Gross Profit per Ecommerce Unit

Vehicle Gross Profit per ecommerce unit, which we refer to as Vehicle GPPU, for a given period is defined as the aggregate retail sales price and delivery charges for all vehicles sold through our Ecommerce segment less the aggregate costs to acquire those vehicles, the aggregate costs of inbound transportation to the VRCs and the aggregate costs of reconditioning those vehicles in that period, divided by the number of ecommerce units sold in that period. We believe Vehicle GPPU is a key driver of our long-term profitability.

Product Gross Profit per Ecommerce Unit

Product Gross Profit per ecommerce unit, which we refer to as Product GPPU, for a given period is defined as the aggregate fees earned on sales of value-added products in that period, net of the reserves for chargebacks on such products in that period, divided by the number of ecommerce units sold in that period. Because we are paid fees on the vehicle financing and value-added products we sell, our gross profit is equal to the revenue we generate from the sale of such products. We plan to continue to introduce initiatives to increase the attachment rates of value-added products and expand our offerings of value-added products which will grow our Product GPPU. The UACC Acquisition accelerates our strategy to develop a captive financing arm and creates the opportunity to expand our automotive financing solutions across the credit spectrum, improve unit economics and create long-term value for our shareholders. With the captive financing offered by UACC, we will begin to generate additional product gross profit on receivables generated by financing provided to Vroom customers from interest income on such finance receivables held for sale and proceeds from the sale of such finance receivables in securitization transactions or through forward flow arrangements.

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

Ecommerce Average Days to Sale

We define ecommerce average days to sale as the average number of days between our acquisition of vehicles and the final delivery of such vehicles to customers through our ecommerce platform. We calculate average days to sale for a given period by dividing the aggregate number of days between the acquisition of all vehicles sold through our ecommerce platform during such period and final delivery of such vehicles to customers by the number of ecommerce units sold in that period. Ecommerce average days to sale excludes vehicles sold at TDA and through the Wholesale segment. Ecommerce average days to sale is an important metric because a reduction in the number of days between the acquisition of a vehicle and the delivery of such vehicle typically results in a higher gross profit per unit.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance: EBITDA, Adjusted EBITDA, Adjusted EBITDA excluding securitization gain, Non-GAAP net loss, Non-GAAP net loss excluding securitization gain, Non-GAAP net loss per share, and Non-GAAP net loss per share excluding securitization gain. These non-GAAP financial measures have limitations as analytical tools in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with U.S. GAAP. We have reconciled all non-GAAP financial measures with the most directly comparable U.S. GAAP financial measures.

EBITDA, Adjusted EBITDA, Adjusted EBITDA excluding securitization gain, Non-GAAP net loss, Non-GAAP net loss excluding securitization gain, Non-GAAP net loss per share, and Non-GAAP net loss per share excluding securitization gain, are supplemental performance measures that our management uses to assess our operating performance and the operating leverage in our business. Because EBITDA, Adjusted EBITDA, Adjusted EBITDA excluding securitization gain, Non-GAAP net loss, Non-GAAP net loss excluding securitization gain, Non-GAAP net loss per share, and Non-GAAP net loss per share excluding securitization gain facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA excluding securitization gain

We calculate EBITDA as net loss before interest expense, interest income, income tax expense and depreciation and amortization expense and we calculate Adjusted EBITDA as EBITDA adjusted to exclude realignment costs, acquisition related costs, change in fair value of finance receivables, goodwill impairment charge and other costs, which relate to the write off of the upfront shares issued as part of the Rocket Auto agreement and previously recognized within "Other assets". Changes in fair value of finance receivables can fluctuate significantly from period to period and relate primarily to historical loans and debt which have been securitized, and acquired on February 1, 2022 from UACC. Our ongoing business model is to originate or purchase finance receivables with the intent to sell which we recognize at the lower of cost or fair value. Therefore, these historical finance receivables acquired, which are accounted for under the fair value option, will experience fluctuations in value from period to period. We believe it is appropriate to remove this temporary volatility from our Adjusted EBITDA results to better reflect our ongoing business model. Additionally, these historical finance receivables acquired from UACC are expected to run-off within approximately 15 months. We calculate Adjusted EBITDA excluding securitization gain as Adjusted EBITDA adjusted to exclude the securitization gain from the sale of UACC's finance receivables as it provides a useful perspective on the underlying operating results and trends as well as a means to compare our period-over-period results. The following table presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA excluding securitization gain to net loss, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net loss	$(115,089)	$(65,807)	$(425,548)	$(142,996)
Adjusted to exclude the following:
Interest expense	9,533	3,880	18,913	7,692
Interest income	(3,935)	(2,062)	(7,887)	(4,358)
(Benefit) provision for income taxes	256	194	(22,984)	350
Depreciation and amortization	10,115	3,122	18,010	6,028
EBITDA	$(99,120)	$(60,673)	$(419,496)	$(133,284)
Realignment costs	$9,529	$—	$9,529	$—
Acquisition related costs	—	—	5,653	—
Change in fair value of finance receivables	1,846	—	7,467	—
Goodwill impairment charge	—	—	201,703	—
Other	2,127	—	2,127	—
Adjusted EBITDA	$(85,618)	$(60,673)	$(193,017)	$(133,284)
Securitization gain	—	—	$(29,617)	—
Adjusted EBITDA excluding securitization gain	$(85,618)	$(60,673)	$(222,634)	$(133,284)

Non-GAAP net loss, Non-GAAP net loss excluding securitization gain, Non-GAAP net loss per share, and Non-GAAP net loss per share excluding securitization gain

We calculate Non-GAAP net loss as net loss adjusted to exclude realignment costs, acquisition related costs, change in fair value of finance receivables, goodwill impairment charge, and other costs, which relate to the write off of the upfront shares issued as part of the Rocket Auto agreement and previously recognized within "Other assets". We calculate Non-GAAP net loss per share as Non-GAAP net loss divided by weighted average number of shares outstanding. We calculate Non-GAAP net loss excluding securitization gain as Non-GAAP net loss adjusted to exclude the securitization gain from the sale of UACC's finance receivables. We calculate Non-GAAP net loss per share excluding securitization gain as Non-GAAP net loss excluding securitization gain divided by weighted average number of shares outstanding. The following table presents a reconciliation of Non-GAAP net loss, Non-GAAP net loss excluding securitization gain, Non-GAAP net loss per share, and Non-GAAP net loss per share excluding securitization gain to net loss and net loss per share, which are the most directly comparable U.S. GAAP measures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Net loss	$(115,089)	$(65,807)	$(425,548)	$(142,996)
Net loss attributable to common stockholders	$(115,089)	$(65,807)	$(425,548)	$(142,996)
Add: Realignment costs	9,529	—	9,529	—
Add: Acquisition related costs	—	—	5,653	—
Add: Change in fair value of finance receivables	1,846	—	7,467	—
Add: Goodwill impairment charge	—	—	201,703	—
Add: Other	2,127	—	2,127	—
Non-GAAP net loss	$(101,587)	$(65,807)	$(199,069)	$(142,996)
Subtract: Securitization gain	—	—	(29,617)	—
Non-GAAP net loss excluding securitization gain	$(101,587)	$(65,807)	$(228,686)	$(142,996)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	138,075,210	136,507,177	137,667,419	136,002,344

Net loss per share, basic and diluted	$(0.83)	$(0.48)	$(3.09)	$(1.05)
Impact of realignment costs	0.07	—	0.07	—
Impact of acquisition related costs	—	—	0.04	—
Impact of change in fair value of finance receivables	0.01	—	0.05	—
Impact of goodwill impairment charge	—	—	1.47	—
Impact of other	0.02	—	0.02	—
Non-GAAP net loss per share, basic and diluted	$(0.73)	$(0.48)	$(1.44)	$(1.05)
Impact of securitization gain	—	—	(0.22)	—
Non-GAAP net loss per share excluding securitization gain, basic and diluted	$(0.73)	$(0.48)	$(1.66)	$(1.05)

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

Increased conversion and consumer sourcing also depends on our ability to provide the necessary customer service and sales support to respond to increased demand. Our ongoing investment in our sales and sales support operations includes investments in processes and technology. We are continuing to invest in our processes, including optimizing our sales channels using internal and outsourced resources, in order to remove friction and increase transaction flow and in technology, to automate and improve our customer experience, reduce costs per transaction and to drive conversion and consumer sourcing. In order to address the operational challenges created by our rapid growth over the past two years, including delays in titling and registering vehicles purchased by our customers, we have undertaken various initiatives. These initiatives include increased digitization and electronic transmission of transaction documents and implementation of our digital title vault to ensure that titles are quality checked and vaulted prior to listing. As we improve the customer experience and drive efficiency in transaction processing, we expect that we will attract more visitors, improve conversion, drive greater sales and increase the percentage of vehicles sourced from consumers.

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

We strategically source inventory from consumers, auctions, rental car companies, OEMs and dealers. For the three and six months ended June 30, 2022, vehicles sourced from consumers represent approximately 76% of our retail inventory sold. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels and strive to source vehicles in a way that maximizes our average gross profit per unit and improves our unit economics. For example, purchasing vehicles at third-party auctions is competitive and, consequently, vehicle prices at third-party auctions tend to be higher than vehicle prices for vehicles sourced directly from consumers. Accordingly, as part of our sourcing strategy, we have strategically increased the percentage of vehicle sales that we source from consumers. In the first half of 2022, we have continued to experience unprecedented market conditions, caused in part by supply chain dislocations, a shortage of microchips and associated delays in new car manufacturing, which increased demand for used vehicles, putting downward pressure on supply, and making consumer sourcing even more favorable.

In the future, we expect to have the ability to begin inspecting consumer sourced vehicles and making real time adjustments to acquisition pricing as a result of our scaling proprietary logistics operation, which we expect will provide improvements to our overall gross profit per unit over time.

Ability to optimize our reconditioning capacity

Our ability to recondition purchased vehicles to our quality standards is a critical component of our business. Historically, we have successfully increased our reconditioning capacity as our business has grown, and our future success will depend on our ability to continue to optimize our reconditioning capacity to satisfy customer demand, maximize profitability, and enhance the customer experience. We employ a hybrid approach that combines the use of our proprietary VRC and third-party VRCs to best meet our reconditioning needs.

We intend to optimize reconditioning capacity and operational efficiency through third-party VRC locations and additional proprietary VRCs. Our use of third-party VRCs to recondition vehicles allows us to avoid additional capital expenditures, quickly adjust capacity, maintain greater operational flexibility and broaden our geographic footprint to drive lower logistics costs. Proprietary VRCs will enable us to have increased control over our reconditioning operations, increase capacity as we scale, and support our regional operating model. In February 2022, Adesa, one of our third-party VRC providers and host of a number of our last-mile hubs, communicated its intent to discontinue its third-party reconditioning services with us as it was being acquired by a competitor. We replaced Adesa's capacity with capacity at our other existing providers. In the second quarter of 2022, we took further action to right-size the staffing of our proprietary reconditioning operations as well as optimize the number of third-party reconditioning partner locations to align with our reduced unit sales volume, resulting in a further reduction in headcount. We also announced our intention to relocate our reconditioning facility from Stafford, Texas to the former service center at the TDA store location. Going forward, we will seek to optimize the combination of strategic and geographically dispersed proprietary and third-party VRCs, including the possible addition of proprietary VRCs into our integrated hybrid network over time.

We leverage our data analytics and deep industry experience to strategically select VRC locations where we believe there is the highest supply and demand for our vehicles and enable us to leverage a regional operating model.

Ability to optimize our logistics network

As we scaled our business, we not only added proprietary line-haul capability, but also built our third-party logistics network nationwide through the development of strategic carrier arrangements with national haulers and the consolidation of our carrier base into a smaller number of carriers in dedicated operating regions. We expect that these enhanced logistics operations, combined with the expansion of strategically located VRCs, will drive efficiency in our logistics operations. We have been accelerating our strategy to optimize our hybrid approach by focusing on improving the quality and reliability of our logistics operations and enhancing our customer experience. We have prioritized investment in our last mile hub delivery operations, where we can have the greatest impact on the customer experience, and invested in short-haul vehicles to make regional deliveries from our last mile hubs, many of which are located at our third-party VRCs, and line-haul vehicles for hub-to-hub shipments on high-volume routes. We are also continuing to invest in our processes and technology to remove inefficiencies, automate processes and improve our customer experience. We are taking further action to optimize our proprietary logistics operations in order to align with reduced unit sales volume, which will result in a further reduction in headcount, as well as the restructuring of our network of logistics operations. Consistent with the continued development of our regional operating model, we intend to strategically combine the operation of our proprietary fleet with the use of third-party carriers, as well as synchronize our end-to-end supply chain to increase sales velocity and optimize flow of our inventory. We believe these initiatives will enable us to reduce logistics costs per mile, improve our inventory turnover and provide the highest level of customer service. We expect that optimizing our logistics network through this hybrid approach will result in improved unit economics, increased profitability and an enhanced customer experience.

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

Macroeconomic Factors

We have recently experienced unprecedented market conditions, caused in part by supply chain dislocations, a shortage of microchips and associated delays in new car manufacturing, which increased demand for used vehicles, putting downward pressure on supply and upward pressure on used vehicle pricing. This volatility creates risks around our ability to appropriately price our vehicles and maintain our sales margins and may cause our results of operations to fluctuate significantly. In addition, both the United States and global economies are experiencing a sustained inflationary environment and the Federal Reserve’s efforts to tame inflation have led to, and may continue to lead to, increased interest rates, which affects automotive finance rates, reducing discretionary spending and making vehicle financing more costly and less accessible to many consumers. Moreover, Russia’s invasion of Ukraine has increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil supply and demand, which in turn has increased the volatility of oil and natural gas prices. A significant escalation or expansion of economic disruption could continue to disrupt our supply chain, broaden inflationary costs, and could have a material adverse effect on our results of operations. We will continue to actively monitor and develop responses to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our business throughout the remainder of 2022.

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

As a result of the UACC Acquisition, we also generate ecommerce product revenue from receivables generated by financing provided to Vroom customers through our captive financing operation. We earn interest income on such finance receivables held for sale and receive proceeds from the sale of such finance receivables in securitization transactions or forward flow arrangements. We will account for sales of these finance receivables in accordance with ASC Topic 860, Transfers and Servicing of Financial Assets ("ASC 860"). In order for transfers of the finance receivables to qualify as sales, the finance receivables being transferred must be legally isolated, may not be constrained by restrictions from further transfer, and must be deemed to be beyond our control. Depending on market conditions, we intend to structure future securitization transactions to qualify for sale accounting, similar to the 2022-1 securitization transaction completed in February 2022, for which gain on sale was recorded in “Finance revenue”, as discussed below. There were no gain on sales recorded in "Product revenue" for the three and six months ended June 30, 2022. The revenue we are able to generate from these sales will be dependent on the number of finance receivables UACC originates with our customers, the average principal balance of the finance receivables, the credit quality of the portfolio, and the price at which they are sold in securitization transactions or through forward flow arrangements.

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

In February 2022, UACC completed the 2022-1 securitization transaction, which qualified as a sale, therefore we recorded a gain on the sale of the finance receivables. The amount of the gain is equal to the fair value of the net proceeds received less the carrying amount of the finance receivables. Subject to market conditions, we intend to structure future securitization transactions similar to the 2022-1 securitization and account for them as sales.

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced. Fees are earned monthly at an annual rate of approximately 4% of the outstanding principal balance of the finance receivables serviced.

Other revenue

Other revenue consists of revenue from CarStory's third-party customers and UACC licensing fee income.

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

Other cost of sales

Other cost of sales consists of cost of sales from CarStory's third-party customers.

Total gross profit

Total gross profit is defined as total revenue less costs associated with such revenue.

Selling, general and administrative expenses

Our selling, general, and administrative expenses, which we refer to as SG&A expenses, consist primarily of advertising and marketing expenses, outbound transportation costs, employee compensation, occupancy costs of our facilities, professional fees for accounting, auditing, tax, legal and consulting services and software and IT costs.

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

Impairment Charges

Impairment charges represent an impairment charge in the first quarter of 2022 to write down the carrying amount of the goodwill to fair value and lease impairment charges in the second quarter of 2022, related to closing physical office locations and Sell Us Your Car® centers as part of the Realignment Plan.

Interest expense

Our interest expense primarily includes interest expense related to our vehicle floorplan facility with Ally Bank and Ally Financial (the "2020 Vehicle Floorplan Facility"), as discussed below, which is used to finance our inventory, interest expense on our Notes, and interest expense on UACC's Warehouse Credit Facilities, which is used to fund our finance receivables.

Interest Income

Interest income primarily represents interest credits earned on cash deposits maintained in relation to our 2020 Vehicle Floorplan Facility as well as interest earned on cash and cash equivalents.

Other Loss (Income)

Other loss (income) primarily represents unrealized losses (gains) on finance receivables at fair value and beneficial interests in securitizations.

Results of Operations

The following table presents our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change

	(in thousands)			(in thousands)
Revenue:
Retail vehicle, net	$341,724	$608,116	(43.8)%	$1,048,910	$1,062,439	(1.3)%
Wholesale vehicle	82,901	128,108	(35.3)%	222,885	246,132	(9.4)%
Product, net	14,324	22,306	(35.8)%	38,773	37,878	2.4%
Finance	32,121	—	100.0%	79,808	—	100.0%
Other	4,367	3,360	30.0%	8,836	6,559	34.7%
Total revenue	475,437	761,890	(37.6)%	1,399,212	1,353,008	3.4%
Cost of sales:
Retail vehicle	319,903	577,636	(44.6)%	1,015,412	1,012,903	0.2%
Wholesale vehicle	84,834	119,592	(29.1)%	227,571	237,898	(4.3)%
Finance	3,402	—	100.0%	6,126	—	100.0%
Other	941	1,534	(38.7)%	2,106	2,903	(27.5)%
Total cost of sales	409,080	698,762	(41.5)%	1,251,215	1,253,704	(0.2)%
Total gross profit	66,357	63,128	5.1%	147,997	99,304	49.0%
Selling, general and administrative expenses	152,990	123,898	23.5%	340,984	232,764	46.5%
Depreciation and amortization	10,039	3,058	228.3%	17,895	5,900	203.3%
Impairment charges	3,407	—	100.0%	205,110	—	100.0%
Loss from operations	(100,079)	(63,828)	56.8%	(415,992)	(139,360)	198.5%
Interest expense	9,533	3,880	145.7%	18,913	7,692	145.9%
Interest income	(3,935)	(2,062)	90.8%	(7,887)	(4,358)	81.0%
Other loss (income), net	9,156	(33)	(27,845.5)%	21,514	(48)	(44,920.8)%
Loss before provision for income taxes	(114,833)	(65,613)	75.0%	(448,532)	(142,646)	214.4%
(Benefit) provision for income taxes	256	194	32.0%	(22,984)	350	(6,666.9)%
Net loss	$(115,089)	$(65,807)	74.9%	$(425,548)	$(142,996)	197.6%

Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (67.6% and 71.3% of total revenue for the three and six months ended June 30, 2022): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•
Wholesale (17.4% and 15.9% of total revenue for the three and six months ended June 30, 2022): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
Retail Financing (6.8% and 5.7% of total revenue for the three and six months ended June 30, 2022): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

Three Months Ended June 30, 2022 and 2021

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	9,233	18,268	(9,035)	(49.5)%
Ecommerce revenue:
Vehicle revenue	$308,123	$559,010	$(250,887)	(44.9)%
Product revenue	13,509	20,653	(7,144)	(34.6)%
Total ecommerce revenue	$321,632	$579,663	$(258,031)	(44.5)%
Ecommerce gross profit:
Vehicle gross profit	$20,000	$28,985	$(8,985)	(31.0)%
Product gross profit	13,509	20,653	(7,144)	(34.6)%
Total ecommerce gross profit	$33,509	$49,638	$(16,129)	(32.5)%
Average vehicle selling price per ecommerce unit	$33,372	$30,601	$2,771	9.1%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$2,166	$1,587	$579	36.5%
Product gross profit per ecommerce unit	1,463	1,131	332	29.4%
Total gross profit per ecommerce unit	$3,629	$2,718	$911	33.5%
Ecommerce average days to sale	128	68	60	88.2%

Ecommerce units

Ecommerce units sold decreased 9,035, or 49.5%, from 18,268 for the three months ended June 30, 2021 to 9,233 for the three months ended June 30, 2022. This decrease was driven by our strategic decision to prioritize unit economics over unit sales volume.

Ecommerce average days to sale increased from 68 days for the three months ended June 30, 2021 to 128 days for the three months ended June 30, 2022. We have undertaken various initiatives to address the operational challenges created by our rapid growth over the past two years. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they resulted in an increase in the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. We expect Ecommerce average days to sale to improve over time.

Vehicle Revenue

Ecommerce vehicle revenue decreased $250.9 million, or 44.9%, from $559.0 million for the three months ended June 30, 2021 to $308.1 million for the three months ended June 30, 2022. The decrease in ecommerce vehicle revenue was primarily attributable to the 9,035 decrease in ecommerce units sold, which decreased vehicle revenue by $276.5 million, partially offset by an increase in ASP per unit, which increased from $30,601 for the three months ended June 30, 2021 to $33,372 for the three months ended June 30, 2022 and increased vehicle revenue by $25.6 million.

The increase in ASP per unit was primarily due to market appreciation. Although we expect ASP to fluctuate in the short-term, our long-term strategy is expected to move us toward lower-priced inventory, which would result in a lower ASP. Furthermore, the UACC Acquisition will begin to enable us to expand our automotive financing solutions across the credit spectrum, and we expect to increase our offering of lower-price-point vehicles to take advantage of those capabilities.

Product Revenue

Ecommerce product revenue decreased $7.2 million, or 34.6%, from $20.7 million for the three months ended June 30, 2021 to $13.5 million for the three months ended June 30, 2022. The decrease in ecommerce product revenue was primarily attributable to the 9,035 decrease in ecommerce units sold, which decreased product revenue by $10.2 million, partially offset by a $332 increase in product revenue per unit, which increased product revenue by $3.0 million. Product revenue per unit increased from $1,131 for the three months ended June 30, 2021 to $1,463 for the three months ended June 30, 2022, primarily due to interest income earned on finance receivables from Vroom customers originated by UACC. While in the long term we expect ecommerce product revenue will grow driven by the captive financing offered by UACC, the introduction of new value-added products and increased attachment rates, in the short term the growth will be partially impacted by our strategic decision to reduce ecommerce units sales as discussed above.

Vehicle Gross Profit

Ecommerce vehicle gross profit decreased $9.0 million, or 31.0%, from $29.0 million for the three months ended June 30, 2021 to $20.0 million for the three months ended June 30, 2022. The decrease in vehicle gross profit was primarily attributable to the 9,035 decrease in ecommerce units sold, which decreased vehicle gross profit by $14.3 million, partially offset by a $579 increase in vehicle gross profit per unit, which increased vehicle gross profit by $5.3 million. Vehicle gross profit per unit increased from $1,587 for the three months ended June 30, 2021 to $2,166 for the three months ended June 30, 2022, primarily driven by a lower inventory reserve as a result of a decrease in inventory levels and higher shipping fees as a result of new variable shipping fee arrangements, partially offset by higher reconditioning costs related to an increased mix of higher mileage vehicles along with significant parts inflation.

As we continue to mature our infrastructure and increase and optimize our hybrid network of VRCs, we expect ecommerce vehicle gross profit per unit to continue to increase in the future driven by reduced costs across acquisitions, logistics and reconditioning.

Product Gross Profit

Ecommerce product gross profit decreased $7.2 million, or 34.6%, from $20.7 million for the three months ended June 30, 2021 to $13.5 million for the three months ended June 30, 2022. The decrease in ecommerce product gross profit was primarily attributable to the 9,035 decrease in ecommerce units sold, which decreased product gross profit by $10.2 million, partially offset by a $332 increase in product revenue per unit, which increased product revenue by $3.0 million. Product gross profit per unit increased from $1,131 for the three months ended June 30, 2021 to $1,463 for the three months ended June 30, 2022, primarily due to interest income earned on finance receivables from Vroom customers originated by UACC. While in the long term we expect ecommerce product gross profit will grow driven by the captive financing offered by UACC, the introduction of new value-added products and increased attachment rates, in the short term the growth will be partially impacted by our strategic decision to reduce ecommerce units sales as discussed above.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	5,867	10,020	(4,153)	(41.4)%
Wholesale revenue	$82,901	$128,108	$(45,207)	(35.3)%
Wholesale gross (loss) profit	$(1,934)	$8,516	$(10,450)	(122.7)%
Average selling price per unit	$14,130	$12,785	$1,345	10.5%
Wholesale gross (loss) profit per unit	$(330)	$850	$(1,180)	(138.8)%

Wholesale Units

Wholesale units sold decreased 4,153, or 41.4%, from 10,020 for the three months ended June 30, 2021 to 5,867 for the three months ended June 30, 2022, primarily driven by a decrease in wholesale units purchased from consumers and a lower number of trade-in vehicles associated with the decrease in the number of ecommerce units sold.

Wholesale Revenue

Wholesale revenue decreased $45.2 million, or 35.3%, from $128.1 million for the three months ended June 30, 2021 to $82.9 million for the three months ended June 30, 2022. The decrease was primarily attributable to the 4,153 decrease in wholesale units sold, which decreased wholesale revenue by $53.1 million, partially offset by a higher ASP per wholesale unit, which increased wholesale revenue by $7.9 million.

Wholesale Gross (Loss) Profit

Wholesale gross profit of $8.5 million for the three months ended June 30, 2021 decreased to gross loss of $1.9 million for the three months ended June 30, 2022. The decrease was primarily attributable to a $1,180 decrease in wholesale gross loss per unit, which decreased wholesale gross loss by $6.9 million, primarily driven by lower sales margins as well as the 4,153 decrease in wholesale units sold, which decreased wholesale gross loss by $3.5 million. In the second quarter of 2021 there was significant appreciation in the wholesale market, which positively impacted sales margins.

Retail Financing

The following table presents our Retail Financing segment results of operations for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(in thousands)
Retail Financing revenue	$32,121	$—	$32,121	100.0%
Retail Financing gross profit	$28,720	$—	$28,720	100.0%

Retail Financing Revenue

Retail Financing revenue was $32.1 million for the three months ended June 30, 2022 and primarily included interest income of $27.3 million earned on finance receivables with third-party dealership customers and servicing income of $3.5 million.

Retail Financing Gross Profit

Retail Financing gross profit was $28.7 million for the three months ended June 30, 2022 and primarily included interest income of $27.3 million earned on finance receivables with third-party dealership customers and servicing income of $3.5 million, partially offset by collection expenses of $1.7 million related to servicing finance receivables originated by UACC and interest expense of $1.1 million incurred on securitization debt.

Selling, general and administrative expenses

	Three Months Ended June 30,
	2022	2021	Change	% Change

	(in thousands)
Compensation & benefits	$68,891	$51,811	$17,080	33.0%
Marketing expense	21,138	23,495	(2,357)	(10.0)%
Outbound logistics (1)	8,232	20,153	(11,921)	(59.2)%
Occupancy and related costs	5,721	4,042	1,679	41.5%
Professional fees	6,827	4,259	2,568	60.3%
Software and IT costs	11,306	6,855	4,451	64.9%
Other	30,875	13,283	17,592	132.4%
Total selling, general & administrative expenses	$152,990	$123,898	$29,092	23.5%
(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses increased $29.1 million, or 23.5%, from $123.9 million for the three months ended June 30, 2021 to $153.0 million for the three months ended June 30, 2022. The increase was primarily due to:

•
a $17.1 million increase in compensation and benefits, primarily as a result of an increase in salaries and $4.6 million in severance costs. Despite the workforce reduction as part of our Realignment Plan, overall headcount increased compared to the same period of the prior year. These increases were partially offset by a decrease in variable fees for third-party sales as a result of a decrease in units sold;

•
a $4.5 million increase in software and IT costs primarily related to volume-based fees as a result of increased headcount;

•
a $2.6 million increase in professional fees primarily related to increased legal fees related to ongoing legal and regulatory matters; and

•
a $17.6 million increase in other SG&A expenses primarily due to operational challenges created by our rapid growth over the past two years which resulted in approximately $8.3 million of additional costs incurred, including legal settlements and rental car expenses. We regard these situational costs as non-recurring and expect them to decline significantly as we resolve the challenges that arose prior to the implementation of our digital title vault, continue to streamline and automate our titling and registration process, and implement other improvements to our transaction processing.

The above increases were partially offset by:

•
a $11.9 million decrease in outbound logistics costs attributable to the decrease in ecommerce units sold; and

•
a $2.4 million decrease in marketing expense as a result of our Realignment Plan

SG&A expenses sequentially decreased $35.0 million from $188.0 million in the first quarter of 2022 to $153.0 million in the second quarter of 2022, primarily related to an $18.5 million decrease in outbound logistics costs due to the decrease in ecommerce units sold, a $12.6 million decrease in marketing expenses, and a $5.6 million decrease in compensation and benefits as a result of our Realignment Plan. These decreases were partially offset by an increase in other SG&A expenses primarily due to operational challenges created by our rapid growth over the past two years which resulted in approximately $8.3 million of additional costs incurred, including legal settlements and rental car expenses. We regard these situational costs as non-recurring and expect them to decline significantly as we resolve the challenges that arose prior to the implementation of our digital title vault, continue to streamline and automate our titling and registration process, and implement other improvements to our transaction processing.

We expect SG&A expenses to decrease in the future driven by reductions in both fixed and variable cost components primarily as a result of our Realignment Plan. Specifically, we expect to reduce SG&A expenses by reducing marketing expense by focusing on highest-ROI channels while aligning with volume trajectory, a workforce reduction, further regionalizing our business and operations, eliminating certain physical office locations and further improving and automating key aspects of sales operations. These cost reductions are expected to be partially offset by increases in SG&A expenses as we continue to integrate and invest in UACC, invest in and improve our customer experience, and continue expanding our proprietary logistics and reconditioning hybrid networks. We may not be able to fully realize the cost savings and benefits initially anticipated from the Realignment Plan, and the expected costs may be greater than expected. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors— Risks Related to Our Financial Condition and Results of Operations—We may not successfully execute or achieve the expected benefits of our Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations” for more information.

Depreciation and amortization

Depreciation and amortization expenses increased $6.9 million, or 228.3%, from $3.1 million for the three months ended June 30, 2021 to $10.0 million for the three months ended June 30, 2022. The increase was primarily due to amortization expense of intangible assets acquired as part of the UACC Acquisition and depreciation of short-haul and line-haul vehicles acquired for our proprietary logistics network.

Impairment Charges

Impairment charges represent lease impairment charges of $3.4 million in the second quarter of 2022, related to closing physical office locations and Sell Us Your Car® centers as part of the Realignment Plan.

Interest expense

Interest expense increased $5.6 million, or 145.7%, from $3.9 million for the three months ended June 30, 2021 to $9.5 million for the three months ended June 30, 2022. The increase was primarily attributable to a higher outstanding balance of the 2020 Vehicle Floorplan Facility, which increased interest expense $2.6 million, interest expense incurred on the Notes, which increased interest expense $1.7 million, and interest expense incurred on the Warehouse Credit Facilities, which increased interest expense $1.3 million.

Interest income

Interest income increased $1.8 million, or 90.8%, from $2.1 million for the three months ended June 30, 2021 to $3.9 million for the three months ended June 30, 2022. The increase in interest income was primarily driven by higher interest credits earned by the Company related to the 2020 Vehicle Floorplan.

Other loss (income)

Other loss (income) increased to $9.2 million for the three months ended June 30, 2022. The increase in other loss (income) was primarily driven by an unrealized loss on the fair value of finance receivables.

Six Months Ended June 30, 2022 and 2021

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	28,706	33,772	(5,066)	(15.0)%
Ecommerce revenue:
Vehicle revenue	$960,747	$967,324	$(6,577)	(0.7)%
Product revenue	36,248	34,647	1,601	4.6%
Total ecommerce revenue	$996,995	$1,001,971	$(4,976)	(0.5)%
Ecommerce gross profit:
Vehicle gross profit	$31,580	$46,828	$(15,248)	(32.6)%
Product gross profit	36,248	34,647	1,601	4.6%
Total ecommerce gross profit	$67,828	$81,475	$(13,647)	(16.7)%
Average vehicle selling price per ecommerce unit	$33,469	$28,643	$4,826	16.8%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$1,100	$1,387	$(287)	(20.7)%
Product gross profit per ecommerce unit	1,263	1,026	237	23.1%
Total gross profit per ecommerce unit	$2,363	$2,413	$(50)	(2.1)%
Ecommerce average days to sale	110	76	34	44.7%

Ecommerce units

Ecommerce units sold decreased 5,066, or 15.0%, from 33,772 for the six months ended June 30, 2021 to 28,706 for the six months ended June 30, 2022. This decrease was driven by our strategic decision to prioritize unit economics over unit sales volume.

Ecommerce average days to sale increased from 76 days for the six months ended June 30, 2021 to 110 days for the six months ended June 30, 2022. We have undertaken various initiatives to address the operational challenges created by our rapid growth over the past two years. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they resulted in an increase in the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. We expect Ecommerce average days to sale to improve over time.

Vehicle Revenue

Ecommerce vehicle revenue decreased $6.6 million, or 0.7%, from $967.3 million for the six months ended June 30, 2021 to $960.7 million for the six months ended June 30, 2022. The decrease in ecommerce vehicle revenue was primarily attributable to the 5,066 decrease in ecommerce units sold, which decreased vehicle revenue by $145.1 million, partially offset by an increase in ASP per unit, which increased from $28,643 for the six months ended June 30, 2021 to $33,469 for the six months ended June 30, 2022 and increased vehicle revenue by $138.5 million.

The increase in ASP per unit was primarily due to market appreciation. Although we expect ASP to fluctuate in the short-term, our long-term strategy is expected to move us toward lower-priced inventory, which would result in a lower ASP. Furthermore, the UACC Acquisition will begin to enable us to expand our automotive financing solutions across the credit spectrum, and we expect to increase our offering of lower-price-point vehicles to take advantage of those capabilities.

Product Revenue

Ecommerce product revenue decreased $1.6 million, or 4.6%, from $34.6 million for six months ended June 30, 2021 to $36.2 million for the six months ended June 30, 2022 The increase in ecommerce product revenue was primarily attributable to a $237 increase in product revenue per unit, which increased product revenue by $6.8 million and was partially offset by the 5,066 increase in ecommerce units sold, which decreased product revenue by $5.2 million. Product revenue per unit increased from $1,026 for the six months ended June 30, 2021 to $1,263 for the six months ended June 30, 2022, primarily due to interest income earned on finance receivables from Vroom customers originated by UACC and higher attachment rates and an increase in the average loan size as a result of higher ASP. While in the long term we expect ecommerce product revenue will grow driven by the captive financing offered by UACC, the introduction of new value-added products and increased attachment rates, in the short term the growth will be partially impacted by our strategic decision to reduce ecommerce units sales as discussed above.

Vehicle Gross Profit

Ecommerce vehicle gross profit decreased $15.2 million, or 32.6%, from $46.8 million for the six months ended June 30, 2021 to $31.6 million for the six months ended June 30, 2022. The decrease in vehicle gross profit was primarily attributable to a $287 decrease in vehicle gross profit per unit, which decreased vehicle gross profit by $8.2 million and by the 5,066 decrease in ecommerce units sold, which decreased vehicle gross profit by $7.0 million. Vehicle gross profit per unit decreased from $1,387 for the six months ended June 30, 2021 to $1,100 for the six months ended June 30, 2022, primarily driven by lower sales margins as a result of higher depreciation on less fuel efficient vehicles and higher reconditioning costs related to an increased mix of higher mileage vehicles along with significant parts inflation, partially offset by a lower inventory reserve as a result of a decrease in inventory levels.

As we continue to mature our infrastructure and increase and optimize our hybrid network of VRCs, we expect ecommerce vehicle gross profit per unit to increase in the future driven by reduced costs across acquisitions, logistics and reconditioning.

Product Gross Profit

Ecommerce product gross increased $1.6 million, or 4.6%, from $34.6 million for six months ended June 30, 2021 to $36.2 million for the six months ended June 30, 2022. The increase in ecommerce product gross was primarily attributable to a $237 increase in product gross profit per unit, which increased product gross profit by $6.8 million and was partially offset by the 5,066 increase in ecommerce units sold, which decreased product gross profit by $5.2 million. Product gross profit per unit increased from $1,026 for the six months ended June 30, 2021 to $1,263 for the six months ended June 30, 2022, primarily due to interest income earned on finance receivables from Vroom customers originated by UACC and higher attachment rates and an increase in the average loan size as a result of higher ASP. While in the long term we expect ecommerce product gross profit will grow driven by the captive financing offered by UACC, the introduction of new value-added products and increased attachment rates, in the short term the growth will be partially impacted by our strategic decision to reduce ecommerce units sales as discussed above.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	15,980	18,661	(2,681)	(14.4)%
Wholesale revenue	$222,885	$246,132	$(23,247)	(9.4)%
Wholesale gross (loss) profit	$(4,686)	$8,234	$(12,920)	(156.9)%
Average selling price per unit	$13,948	$13,190	$758	5.7%
Wholesale gross (loss) profit per unit	$(293)	$441	$(734)	(166.4)%

Wholesale Units

Wholesale units sold decreased 2,681, or 14.4%, from 18,661 for the six months ended June 30, 2021 to 15,980 for the six months ended June 30, 2022, primarily driven by a decrease in wholesale units purchased from consumers and a lower number of trade-in vehicles associated with the decrease in the number of ecommerce units sold.

Wholesale Revenue

Wholesale revenue decreased $23.2 million, or 9.4%, from $246.1 million for the six months ended June 30, 2021 to $222.9 million for the six months ended June 30, 2022. The decrease was primarily attributable to the 2,681 decrease in wholesale units sold, which decreased wholesale revenue by $35.4 million, partially offset by a slightly higher ASP per wholesale unit, which increased wholesale revenue by $12.2 million.

Wholesale Gross (Loss) Profit

Wholesale gross profit of $8.2 million for the six months ended June 30, 2021 decreased to a gross loss of $4.7 million for the six months ended June 30, 2022. The decrease was primarily attributable to a $734 decrease in wholesale gross loss per unit primarily driven by lower sales margins. In the first half of 2021 there was significant appreciation in the wholesale market, which positively impacted sales margins.

Retail Financing

The following table presents our Retail Financing segment results of operations for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(in thousands)
Retail Financing revenue	$79,808	$—	$79,808	100.0%
Retail Financing gross profit	$73,682	$—	$73,682	100.0%

Retail Financing Revenue

Retail Financing revenue was $79.8 million for the three months ended June 30, 2022 and primarily included interest income of $42.2 million earned on finance receivables with third-party dealership customers, a gain on sale of $29.6 million on the United Auto Credit 2022-1 securitization transaction and servicing income of $5.8 million.

Retail Financing Gross Profit

Retail Financing gross profit was $73.7 million for the three months ended June 30, 2022 and primarily included interest income of $42.2 million earned on finance receivables with third-party dealership customers, a gain on sale of $29.6 million on the United Auto Credit 2022-1 securitization transaction and servicing income of $5.8 million, partially offset by collection expenses of $3.1 million related to servicing finance receivables originated by UACC and interest expense of $2.0 million incurred on securitization debt.

Selling, general and administrative expenses

	Six Months Ended June 30,
	2022	2021	Change	% Change

	(in thousands)
Compensation & benefits	$143,416	$91,681	$51,735	56.4%
Marketing expense	54,874	53,053	1,821	3.4%
Outbound logistics (1)	34,980	35,271	(291)	(0.8)%
Occupancy and related costs	11,367	7,964	3,403	42.7%
Professional fees	20,126	8,257	11,869	143.7%
Software and IT costs	22,129	12,135	9,994	82.4%
Other	54,092	24,403	29,689	121.7%
Total selling, general & administrative expenses	$340,984	$232,764	$108,220	46.5%
(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses increased $108.2 million, or 46.5%, from $232.8 million for the six months ended June 30, 2021 to $341.0 million for the six months ended June 30, 2022. The increase was primarily due to:

•
a $51.7 million increase in compensation and benefits primarily as a result of an increase in salaries and $4.6 million in severance costs. Despite the workforce reduction as part of our Realignment Plan, overall headcount increased compared to the same period of the prior year;

•
a $11.9 million increase in professional fees primarily related to costs incurred in connection with the UACC Acquisition as well as increased legal fees related to ongoing legal and regulatory matters;

•
a $10.0 million increase in software and IT costs primarily related to volume-based fees as a result of increased headcount;

•
a $3.4 million increase in occupancy and related costs primarily a result of rent expense related to additional hubs added in the latter half of 2021 and rent expense for UACC offices; and

•
a $29.7 million increase in other SG&A expenses primarily due to operational challenges created by our rapid growth over the past two years which resulted in approximately $8.3 million of additional costs incurred, including legal settlements and rental car expenses. We regard these situational costs as non-recurring and expect them to decline significantly as we resolve the challenges that arose prior to the implementation of our digital title vault, continue to streamline and automate our titling and registration process, and implement other improvements to our transaction processing.

We expect SG&A expenses to decrease in the future driven by reductions in both fixed and variable cost components primarily as a result of our Realignment Plan. Specifically, we expect to reduce SG&A expenses by reducing marketing expense by focusing on highest-ROI channels while aligning with volume trajectory, a workforce reduction, further regionalizing our business and operations, eliminating certain physical office locations and further improving and automating key aspects of sales operations. These cost reductions are expected to be partially offset by increases in SG&A expenses as we continue to integrate and invest in UACC, invest in and improve our customer experience, and continue expanding our proprietary logistics and reconditioning hybrid networks. We may not be able to fully realize the cost savings and benefits initially anticipated from the Realignment Plan, and the expected costs may be greater than expected. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors— Risks Related to Our Financial Condition and Results of Operations—We may not successfully execute or achieve the expected benefits of our Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations” for more information.

Depreciation and amortization

Depreciation and amortization expenses increased $12.0 million, or 203.3%, from $5.9 million for the six months ended June 30, 2021 to $17.9 million for the six months ended June 30, 2022. The increase was primarily due to amortization expense of intangible assets acquired as part of the UACC Acquisition and depreciation of short-haul and line-haul vehicles acquired for our proprietary logistics network.

Impairment Charges

Impairment charges represent an impairment charge in the first quarter of 2022 of $201.7 million to write down the carrying amount of the goodwill to fair value and lease impairment charges of $3.4 million in the second quarter of 2022, related to closing physical office locations and Sell Us Your Car® centers as part of the Realignment Plan.

Interest expense

Interest expense increased $11.2 million, or 145.9%, from $7.7 million for the six months ended June 30, 2021 to $18.9 million for the six months ended June 30, 2022. The increase was primarily attributable to a higher outstanding balance of the 2020 Vehicle Floorplan Facility, which increased interest expense $5.6 million, interest expense incurred on the Notes, which increased interest expense $3.7 million, and interest expense incurred on the Warehouse Credit Facilities, which increased interest expense $1.5 million.

Interest income

Interest income increased $3.5 million, or 81.0%, from $4.4 million for the six months ended June 30, 2021 to $7.9 million for the six months ended June 30, 2022. The increase in interest income was primarily driven by higher interest credits earned by the Company related to the 2020 Vehicle Floorplan.

Other loss (income)

Other loss (income) increased to $21.5 million for the six months ended June 30, 2022. The increase in other loss (income) was primarily driven by an unrealized loss on the fair value of finance receivables.

Quarterly Results of Operations Supplemental data

The following tables set forth our quarterly financial information for the first and second quarter of 2022:

	Three Months Ended June 30,	Three Months Ended March 31,
	2022	2022	Change	% Change
	(in thousands, except unit data)
Total revenues	$475,437	$923,775	$(448,338)	(48.5)%
Total gross profit	$66,357	$81,640	$(15,283)	(18.7)%
Ecommerce units sold	9,233	19,473	(10,240)	(52.6)%
Ecommerce revenue	$321,632	$675,364	$(353,732)	(52.4)%
Ecommerce gross profit	$33,509	$34,320	$(811)	(2.4)%
Vehicle gross profit per ecommerce unit	$2,166	$595	$1,571	264.0%
Product gross profit per ecommerce unit	1,463	1,168	295	25.3%
Total gross profit per ecommerce unit	$3,629	$1,763	$1,866	105.8%
Wholesale units sold	5,867	10,113	(4,246)	(42.0)%
Wholesale revenue	$82,901	$139,984	$(57,083)	(40.8)%
Wholesale gross loss	$(1,934)	$(2,753)	$819	29.7%
Wholesale gross loss per unit	$(330)	$(272)	$(58)	(21.2)%
Retail Financing revenue	$32,121	$47,687	$(15,566)	(32.6)%
Retail Financing gross profit	$28,720	$44,963	$(16,243)	(36.1)%
Total selling, general, and administrative expenses	$152,990	$187,994	$(35,004)	(18.6)%

	Three Months Ended June 30,	Three Months Ended March 31,
	2022	2022	Change	% Change

	(in thousands)
Net loss	$(115,089)	$(310,459)	$195,370	62.9%
Adjusted to exclude the following:
Interest expense	9,533	9,380	153	1.6%
Interest income	(3,935)	(3,952)	17	0.4%
(Benefit) provision for income taxes	256	(23,240)	23,496	101.1%
Depreciation and amortization	10,115	7,895	2,220	28.1%
EBITDA	$(99,120)	$(320,376)	$221,256	69.1%
Realignment costs	$9,529	$—	$9,529	100.0%
Acquisition related costs	—	5,653	(5,653)	(100.0)%
Change in fair value of finance receivables	1,846	5,621	(3,775)	(67.2)%
Goodwill impairment charge	—	201,703	(201,703)	(100.0)%
Other	2,127	—	2,127	100.0%
Adjusted EBITDA	$(85,618)	$(107,399)	$21,781	20.3%
Securitization gain	—	(29,617)	29,617	100.0%
Adjusted EBITDA excluding securitization gain	$(85,618)	$(137,016)	$51,398	37.5%

Liquidity and Capital Resources

As of June 30, 2022, we had cash and cash equivalents of $532.6 million and restricted cash of $153.7 million. Restricted cash primarily includes cash deposits required under our 2020 Vehicle Floorplan Facility of $42.2 million, cash deposits of $77.0 million required under cash collateral agreements with certain of our lenders and restricted cash for UACC under the securitizations and warehouse credit facilities of $33.5 million. Our primary source of liquidity is cash generated through financing activities. On February 1, 2022, we completed the UACC Acquisition for a cash purchase price of approximately $315.4 million.

We anticipate that our existing cash and cash equivalents and the 2020 Vehicle Floorplan Facility will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

We have experienced a continued increase in our cash usage as we scaled our business. Our Realignment Plan is designed to reduce our use of cash and position us for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. Once the Realignment Plan is fully executed, we expect to achieve approximately $135.0 to $165.0 million of cost reductions and operating improvements across our operations for the remainder of 2022, when compared to the first quarter annualized. We may not be able to fully realize the cost savings and benefits initially anticipated from the Realignment Plan, and the expected costs may be greater than expected. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors— Risks Related to Our Financial Condition and Results of Operations—We may not successfully execute or achieve the expected benefits of our Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations” for more information.

Our future capital requirements will depend on many factors, including our rate of revenue growth, our efforts to reduce fixed and variable expenses, integration and investment costs for the UACC Acquisition, investment in our inventory, sales and marketing activities, and investment in our reconditioning, logistics and customer experience operations. To finance our long term growth and capital expenditures, we expect to use our cash and cash equivalents, borrowings under our 2020 Vehicle Floorplan Facility and debt and equity financing. Currently, we finance approximately 18% of our retail inventory with our cash and cash equivalents. We have no significant debt maturities due until 2026 and the payments on our securitization debt is funded by cashflows on the finance receivables within the securitization trusts. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures, however, there can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives.

Convertible Senior Notes

On June 18, 2021, we issued $625.0 million aggregate principal amount of the Notes pursuant to an indenture between us and U.S. Bank National Association, as trustee (the “Indenture”).

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs, were approximately $608.9 million. During the three and six months ended June 30, 2022, the conditions allowing holders of the Notes to convert were not met. Refer to Note 12 — Long Term Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Vehicle Financing

As of June 30, 2022, we finance our inventory primarily through the 2020 Vehicle Floorplan Facility with Ally Bank and Ally Financial (together, "Ally"), which provides a committed credit line of up to $700.0 million.

The amount of credit available to us under the 2020 Vehicle Floorplan Facility is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by us within the three immediately preceding months. Approximately $277.5 million was available under this facility as of June 30, 2022. In February 2022, we amended the 2020 Vehicle Floorplan Facility to extend the maturity date to March 31, 2023. We are required to pay an availability fee on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined. We are subject to financial covenants that require us to maintain a certain level of equity in the vehicles that are financed, to maintain at least 7.5% of the credit line in cash and cash equivalents and to maintain 10% of the monthly daily floorplan principal balance outstanding on deposit with Ally Bank. We were required to pay an upfront commitment fee upon execution of the amendment.

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

Finance Receivables

We are planning to sell finance receivables originated by UACC through asset-backed securitization transactions and forward flow arrangements. In February 2022, UACC sold $281.4 million of rated asset-backed securities and $32.3 million of residual certificates in an auto loan securitization offering from a securitization trust, established and sponsored by UACC, for proceeds of $317.3 million. The trust is collateralized by finance receivables with an aggregate principal balance of $318.5 million and has a carrying value of $287.7 million at the time of sale. These finance receivables are serviced by UACC. UACC retained 5% of the notes and residual certificates sold. Depending on market conditions, we intend to structure future securitization transactions similar to the 2022-1 transaction and account for them as sales.

In July 2022, UACC completed a securitization transaction in which it sold approximately $242.3 million of rated asset-backed securities and $17.3 million of residual certificates in an auto loan securitization offering from a securitization trust, established and sponsored by UACC. The trust is collateralized by finance receivables with an aggregate principal balance of $285.0 million and had a carrying value of $246.9 million at the time of sale. UACC received proceeds of $265.6 million in connection with the transaction and recognized a gain on the sale upon transfer in an amount equal to the fair value of the net proceeds received less the carrying amount of the finance receivables sold. These finance receivables are serviced by UACC. UACC retained 5% of the notes and residual certificates sold.

Refer to Note 4 — Variable Interest Entities and Securitizations to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion regarding our transactions with unconsolidated variable interest entities.

Warehouse Credit Facilities

UACC has three senior secured warehouse facility agreements the (“Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. The aggregate borrowing limit is $400.0 million with maturities between May 2023 and May 2024. As of June 30, 2022, outstanding borrowings related to the Warehouse Credit Facilities were $210.6 million and we were in compliance with all covenants related to the warehouse credit facilities. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(137,519)	$(151,851)
Net cash used in investing activities	(226,573)	(85,088)
Net cash (used in) provided by financing activities	(164,300)	647,589
Net (decrease) increase in cash, cash equivalents and restricted cash	(528,392)	410,650
Cash and cash equivalents and restricted cash at beginning of period	1,214,775	1,090,039
Cash and cash equivalents and restricted cash at end of period	$686,383	$1,500,689

Operating Activities

Net cash flows used in operating activities decreased by $14.4 million, from $151.9 million for the six months ended June 30, 2021 to $137.5 million for the six months ended June 30, 2022. The decrease is primarily attributable to proceeds from the sale of finance receivables held for sale for the 2022-1 securitization transaction of $271.8 million, a decrease in working capital of $137.6 million, primarily related to lower inventory levels, and principal payments received on finance receivables held for sale of $23.2 million, partially offset by originations of finance receivables held for sale of $319.3 million and $94.9 million in incremental net loss after reconciling adjustments for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

We finance a majority of our inventory with the 2020 Vehicle Floorplan Facility. In accordance with U.S. GAAP, we report all cash flows arising in connection with the 2020 Vehicle Floorplan Facility, as a financing activity in our consolidated statement of cash flows.

Investing Activities

Net cash flows used in investing activities increased $141.5 million, from $85.1 million for the six months ended June 30, 2021 to $226.6 million for the six months ended June 30, 2022, primarily as a result of the UACC Acquisition in February 2022 which resulted in cash outflow of $267.5 million and originations of finance receivables recorded at fair value of $49.5 million, partially offset by principal payments received on finance receivables held in consolidated VIEs of $74.7 million, proceeds from the sale of finance receivables of $29.0 million and the $76.1 million cash outflow for the six months ended June 30, 2021 for the acquisition of the CarStory business.

Financing Activities

Net cash flows from financing activities changed $811.9 million from net cash provided by financing activities of $647.6 million for the six months ended June 30, 2021 to net cash used in financing activities of $164.3 million for the six months ended June 30, 2022. The decrease was primarily related to net proceeds of $608.8 million received upon issuance of the unsecured 0.75% Convertible Senior Notes due 2026 under our Indenture (the "Notes"), net repayments of $124.7 million related to our Vehicle Floorplan in 2021, and net repayments of $105.6 million related to our secured financing agreements, partially offset by net proceeds of $33.0 million related to our Warehouse Credit Facilities.

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

As of March 31, 2022 a quantitative interim goodwill impairment assessment was performed over the Company's reporting units due to further sustained declines in the Company's and comparable companies' stock prices during the three months ended March 31, 2022. The Company determined that the estimated fair value of the Ecommerce, Wholesale, and TDA reporting units was less than their carrying amounts. The Company recorded a goodwill impairment charge of $201.7 million in the condensed consolidated statements of operations for the six months ended June 30, 2022. No goodwill impairment charges were recorded for the three and six months ended June 30, 2021.

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

Interest Rate Risk

As of June 30, 2022, we had an outstanding balance under the 2020 Vehicle Floorplan Facility of $422.5 million and an outstanding balance under our Warehouse Credit Facilities of $210.6 million. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the Prime Rate, announced per annum by Ally Bank, plus 105 basis points. The Warehouse Credit Facilities bear interest at a rate equal to LIBOR or SOFR plus a fixed percentage based on the agreement with the banking institution. A hypothetical 10% change in interest rates during the three and six months ended June 30, 2022 would result in a change to interest expense of $0.7 million and $1.3 million, respectively.

As of June 30, 2022, we had $789.7 million of long-term debt including the current portion of securitization debt of consolidated VIEs of $115.3 million. As the interest rate on the long term debt is fixed, we do not have exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfilment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. Vroom Automotive, LLC and the Attorney General of the State of Texas have agreed to a temporary injunction in which Vroom Automotive, LLC agrees to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. Vroom continues to work cooperatively with the office of the Attorney General of the State of Texas towards a resolution, and the parties have agreed to stay discovery in the interim. Because the case is at an early stage and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

In July 2021 and August 2022, respectively, certain plaintiffs filed two putative class action lawsuits in the District Court of Cleveland County, Oklahoma and the New York State Supreme Court, respectively, against Vroom, Inc., and

Vroom Automotive LLC as defendants, alleging, among other things, deficiencies in Vroom’s titling and registration of sold vehicles: Blake Sonne, individually and on behalf of all others similar situated, v. Vroom Automotive, LLC and Vroom, Inc., CJ-2022-822 and Emely Reyes Martinez, on behalf of all others similarly situated, v. Vroom Automotive, LLC and Vroom Inc.,. Because these cases are at early stages and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

As previously disclosed, we have been subject to audits, requests for information, investigations and other inquiries from our regulators relating to increased customer complaints concerning the same or similar matters alleged in the State of Texas petition. These regulatory matters could continue to progress into legal proceedings as well as enforcement actions. We have incurred fines in certain states and could continue to incur fines, penalties, restitution, or alterations in our business practices, which in turn, could lead to increased business expenses, additional limitations on our business activities and further reputational damage, although to date such expenses have not had a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with the financial and other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our condensed consolidated financial statements and the accompanying notes and the information included elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2021, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 and our other public filings, before you decide to purchase shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Related to Our Realignment Plan

We may not successfully execute or achieve the expected benefits of our previously announced Business Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.

On May 5, 2022, our board of directors approved a Business Realignment Plan (the “Realignment Plan”) designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. The plan includes reducing our rate of unit sales; reducing marketing expense by focusing on highest-ROI channels while aligning with volume trajectory; reducing our headcount by approximately 270 positions, or 14% of our workforce; further developing our regional operating model to reduce costs and increase gross profit per unit; eliminating physical office locations in New York City and Detroit and closing several Sell Us Your Car® centers in Texas; further improving and automating key aspects of our sales operations; and streamlining our operations at TDA. Since announcement of our Realignment Plan, we continued our strategic analysis of the operations at the TDA store location and ceased operations in our TDA service center. The service center is being repurposed to replace our Stafford reconditioning facility, enabling us to align our proprietary reconditioning operations in the Houston market with our reduced unit sales volume, reduce our lease expenses and provide an improved work environment for our employees. Relatedly, we took further action to right-size the staffing of those operations, resulting in a further reduction in headcount.

The Realignment Plan is based on our current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including assumptions regarding cost savings, cash burn rate, access to restricted cash, gross profit improvements, and effectiveness of our reduced marketing spend. Accordingly, we may not be able to fully realize the cost savings, enhanced liquidity and other benefits anticipated from the Realignment Plan. Additionally, implementation of the Realignment Plan and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or our Realignment Plan could result in reputational harm and could diminish confidence in our brand and business model. The Realignment Plan has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating our business.

Despite the cost saving measures, reduced growth rates and increased focus on liquidity and profitability contemplated by the Realignment Plan, we may need to raise additional capital through debt or equity financings to achieve our business objectives and there can be no assurance that such financings will be available in amounts or on terms acceptable to us, if at all.

As of June 30, 2022, we had cash and cash equivalents of $532.6 million. Our Realignment Plan is designed to reduce our use of cash and position us for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. Nevertheless, our future capital requirements will depend on many factors, including our revenues, our efforts to reduce operating expenses, costs associated with the integration of UACC and its development into a captive financing operation, investments in our reconditioning, logistics and customer experience operations, UACC’s ability to complete additional securitization transactions, and our ability to free up restricted cash. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures, however, there can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Failure to reduce our cash burn rate, free up restricted cash, generate sufficient revenues, reduce operating costs and/or raise additional capital through debt or equity financings, could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives. See “We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, financial condition and results of operations may be materially and adversely affected.”

Risks Related to the COVID-19 Pandemic

The full extent of the future impact of the COVID-19 pandemic is uncertain and may have an adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic and measures implemented by governmental authorities around the world to reduce the spread of COVID-19 disrupted our operations and adversely affected our financial performance beginning late in the first quarter of 2020. After the initial disruption, the used vehicle market began to recover and consumer demand for used vehicles increased. This recovery has been bolstered by the introduction of COVID-19 vaccines nationwide.

We implemented a number of measures designed to protect the health and safety of our workforce in response to the COVID-19 disruptions, including restrictions on non-essential business travel, the institution of work-from-home policies wherever feasible and the implementation of strategies for workplace safety at our facilities that remain open. We are following the guidance from public health officials and government agencies, including continued enhanced cleaning measures, social distancing guidelines, encouraging employees to wear masks, minimizing non-essential vendor / guest visitation, and requiring health attestations, including common symptoms and temperature verification prior to entering facilities, in each case subject to local requirements. Where feasible, we operate on a rotating team schedule to reduce exposure and also require any diagnosed or exposed employees to self-isolate before returning to work. However, the nature of work has been greatly altered by COVID-19 and related protocols which have, in turn, broadly shifted employee sentiment regarding in-person work, compensation, and flexibility. While all of our offices remained open and available through most of 2021, we generally discouraged in-person work for any roles where an in-person presence was not critical in an effort to maximize space and prioritize safety for those who did require a physical presence and, as part of our Realignment Plan, we eliminated certain physical office locations in New York and Detroit, where in-person work was not required. All future actions related to COVID-19 will be taken in accordance with updated state and local health and safety guidance and requirements for in-office work. The various workforce health and safety measures we have taken have led to increased operating expenses and future health and safety measures may lead to further increases.

In addition, since early March 2020, UACC has worked, and continues to work, with borrowers impacted by COVID-19 on an individual basis to provide deferments, due date changes and other assistance programs. Certain governmental authorities, including United States federal, state or local governments, could also enact laws, regulations, executive orders or other guidance that may preclude creditors from exercising certain rights or taking certain actions with respect to motor vehicle contracts, including repossession or liquidation of vehicles. UACC’s assistance programs and any such governmental programs, if enacted, expanded or continued, could materially and adversely impact our business, financial condition and results of operations.

The extent to which COVID-19 ultimately impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and unpredictable, including new information which may emerge concerning the severity and duration of the COVID-19 pandemic and the effectiveness of actions taken to contain the spread of COVID-19 or treat its impact, such as the efficacy of vaccines and other treatments for COVID-19, the success of vaccination efforts, the severity and transmissibility of new variants of the virus and the resistance of new variants of the virus to vaccines, among others. The ultimate consequences of the COVID-19 pandemic cannot be predicted with certainty, but it could have a material effect on our business, operating results, financial condition and prospects.

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

We have not been profitable since our inception in 2012 and had an accumulated deficit of approximately $1,574.3 million as of June 30, 2022. We incurred net losses of $115.1 million and $65.8 million for the three months ended June 30, 2022 and 2021, respectively and $425,5 million and $143.0 million for the six months ended June 30, 2022 and 2021, respectively. We may incur significant losses in the future for a number of reasons, including our inability to reduce costs and increase per unit profitability as contemplated under our Realignment Plan, acquire and appropriately price vehicle inventory, provide the exceptional customer experience needed to attract customers, or identify and respond to emerging trends in the used car industry; a slowdown in demand for used vehicles and our related value-added products; weakness in the automotive retail industry generally; general economic conditions; global pandemics; and increasing competition, as well as other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays in achieving profitability.

While we intend to reduce fixed and variable operating expenses under our Realignment Plan, we expect to continue incurring significant operating expenses as we invest in the UACC business and develop it into a captive finance operation, invest in our proprietary logistics operations, continue certain advertising and marketing efforts to attract customers to our platform and build our brand, continue to invest in technology development and automating key portions of our sales operations and further regionalize our operating infrastructure. In addition, we anticipate an increase in legal and regulatory costs associated with our operational challenges, as well as continued legal, accounting, compliance and other expenses as a public company. As a result of these expenditures, we will have to generate and sustain revenue sufficient to offset our operating expenses and achieve and maintain profitability. In addition, if we reduce variable costs to respond to losses, this may limit our ability to grow our sales volume and revenues. Our ecommerce gross profit per unit increased by $911, or 33.5%, from the three months ended June 30, 2021 to June 30, 2022 and decreased by $50, or 2.1%, from the six months ended June 30, 2021 to June 30, 2022. To reduce our losses, we will need to increase our gross profit per unit by lowering our costs per unit by, among other things, focusing on our regional operating model and increasing efficiencies in reconditioning and logistics, which we may be unable to do. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

We may not be able to generate sufficient revenue to generate positive cash flow on a sustained basis.

We cannot assure you that we will generate sufficient revenue to offset the cost of maintaining our platform and operations and executing our Realignment Plan. In line with the reduced unit sales contemplated by our Realignment Plan, our revenue has declined from $761.9 million for the three months ended June 30, 2021 to $475.4 million for the three months ended June 30, 2022 and increased slightly from $1,353.0 million for the six months ended June 30, 2021 to $1,399.2 million for the six months ended June 30, 2022. Our revenue growth also may be adversely affected by our inability to acquire and appropriately price vehicle inventory, provide the exceptional customer experience needed to attract customers, or execute effective marketing campaigns to increase traffic to our platform; a slowdown in demand for used vehicles and our related value-added products; weakness in the automotive retail industry generally; general economic conditions, including rising interest rates; and increasing competition. We expect our revenue to decline in 2022 compared to 2021. You should not consider our historical revenue growth as indicative of our future performance. If our revenue declines beyond what is contemplated, including as a result of the impact of our Realignment Plan, our business, financial condition and results of operations will be materially and adversely affected.

Further, going forward we expect to continue making significant investments to further develop our business, and these investments may not result in increased revenue or growth on a timely basis or at all. For example, we expect to continue to expend substantial financial and other resources on developing our captive finance operation, continuing certain marketing and other efforts to acquire and retain customers and build our brand, improving our customer experience operations, developing our technology and data analytics capabilities, adding new features and functionality to our website and mobile applications and expanding of our proprietary reconditioning and logistics operations. These investments may not result in increased revenue or growth in our business. If we cannot successfully earn revenue at a rate that exceeds the costs associated with our business, we will not be able to generate positive cash flow on a sustained basis and our revenue may decline beyond what is contemplated by the Realignment Plan. Additionally, we base our expenses and investment plans on our estimates of revenue and gross profit. If our assumptions prove to be wrong, we may spend more than we anticipate or may generate less revenue than anticipated. If we fail to realize the anticipated benefits of our investments, our business, financial condition and results of operations could be materially and adversely affected.

We recognized an impairment charge related to goodwill.

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

As of June 30, 2022, we had outstanding $422.5 million aggregate principal amount of borrowings under our 2020 Vehicle Floorplan Facility and $625.0 million aggregate principal amount of our 0.75% Convertible Senior Notes due 2026 (the "Notes"). Our interest expense was $6.3 million and $13.3 million for the three and six months ended June 30, 2022, respectively, related to the 2020 Vehicle Floorplan Facility. In addition, UACC has $167.1 million of securitization indebtedness as well as three senior secured warehouse facility agreements the (“Warehouse Credit Facilities”) with banking institutions, with an aggregate borrowing limit of $400.0 million. As of June 30, 2022, there was $210.6 million in outstanding borrowings related to the Warehouse Credit Facilities.

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

In addition, our indebtedness under our 2020 Vehicle Floorplan Facility bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our cash flows or business, financial condition and results of operations. In light of the Federal Reserve's recent increase to the federal funds rate in June 2022 and expectations of future rate increases, we expect to pay higher interest under our 2020 Vehicle Floorplan Facility and incur higher interest expense in 2022 compared to 2021. We may attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.

As of June 30, 2022, we, including our subsidiaries, had approximately $1,422.7 million principal amount of consolidated indebtedness. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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
▪
diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of our Notes due 2026; and
▪
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, or to pay amounts due under our indebtedness, and our cash needs may increase in the future. In addition, our existing indebtedness contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that may limit our ability to operate our business, raise capital or make payments under our other indebtedness. For example, the delisting of our common stock from the Nasdaq Global Select Market would constitute a fundamental change under the terms of our Indenture and make our Notes redeemable at par upon delisting. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, financial condition and results of operations may be materially and adversely affected.

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to successfully execute our Realignment Plan, make certain marketing expenditures to improve our brand awareness, build and maintain our inventory of used vehicles, develop our captive finance operation, improve our customer experience operations, develop new products or services or further improve existing products and services, expand and enhance our operating and proprietary logistics and reconditioning infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings at the Vroom or UACC level to secure additional funds to satisfy our short or long term liquidity needs. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Moreover, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives, including to successfully execute our Realignment Plan, and to respond to business opportunities, challenges or unforeseen circumstances, could be significantly limited, and our business, financial condition and results of operations could be materially and adversely affected.

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
•
our ability to maintain sufficient inventory of desirable vehicles;
•
our ability to generate sales of value-added products;
•
changes in the competitive dynamics of our industry;
•
the regulatory environment;
•
expenses associated with unforeseen quality issues;
•
macroeconomic conditions, including the impact of the COVID-19 pandemic and inflation;
•
increases in interest rates;
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

Risks Related to Our Growth and Strategy

Our recent, rapid growth is not indicative of our short-term strategy under our Realignment Plan and, when we return to rapid growth, we may not be able to manage our growth effectively.

Our revenue declined from $761.9 million for the three months ended June 30, 2021 to $475.4 million for the three months ended June 30, 2022 and increased from $1,353.0 million for the six months ended June 30, 2021 to $1,399.2 million for the six months ended June 30, 2022. Under our Realignment Plan, we are reducing the rate of unit sales to focus on profitability, by among other things, lowering our operating expenses and increasing our gross profit per unit. In addition, we are investing in further improving and automating key aspects of our sales operations and addressing operational challenges that have arisen from our rapid growth over the past two years. There can be no assurance that our strategy under the Realignment Plan of reducing the rate of unit sales and focusing on profitability will be successful.

We expect that, in the future, we will pursue profitable growth, but we will not be successful in pursing profitable growth if we do not:

•
increase our gross profit per unit and reduce our operating expenses;
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
•
expand our vehicle reconditioning capacity to satisfy increasing unit sales, including by opening additional proprietary VRCs; and
•
further develop the functionality of our website and mobile applications to facilitate fully digital transactions.

Our business has grown rapidly as new customers have purchased vehicles and value-added products from us. During periods of rapid growth we have encountered, and in the future may continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including difficulties in our ability to achieve market acceptance of our platform and attract customers, as well as increasing competition, operational challenges and significant expenses as we grow our business. As we continue to develop our business, and particularly in light of the workforce and operating expense reductions that we announced as part of our Realignment Plan, we may find it difficult to adapt to meet these challenges. We also expect that our business will evolve in ways that may be difficult to predict. For example, over time our investments that are intended to drive new customer traffic to our website may be less productive than expected, our investments in developing proprietary logistics and reconditioning operations and automating our sales operations may not successfully address our existing operational challenges and we may not successfully develop our captive financing capabilities. In the event of these or any other adverse developments, our continued success will depend on our ability to successfully adjust our strategy to meet changing market dynamics. If we are unable to do so, our business, financial condition and results of operations could be materially and adversely affected.

Our recent, rapid growth placed, and in the future may continue to place, significant demands on our management and our operational and financial resources. In addition to our significant growth in sales and revenues, we experienced significant growth in the number of customers on our platform as well as the amount of data that we analyze. Although we hired additional personnel, our operations did not keep pace with our top-line growth, which has resulted in backlogs in our operations that have adversely affected our customer experience. In addition, our organizational structure is becoming more complex as we refine our business focus, including as we execute our Realignment Plan, and we will need to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. This will require significant capital expenditures and the allocation of valuable management resources to grow and adapt in these areas without undermining our corporate culture of teamwork or failing to meet the financial goals of our Realignment Plan. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ experience and/or the quality of the vehicles we sell, our business, financial condition and results of operations could be materially and adversely affected.

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

We are optimizing our proprietary logistics operations, including vehicle pick-ups and delivery from our last mile hubs and line haul transportation of vehicles between our last mile hubs, which will further expose us to increased risks related to ownership of infrastructure and the transportation of vehicles.

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

In response to these disruptions, and to further enhance the quality of our logistics operations and our customer experience, we have been developing our proprietary logistics operations, including expanding our owned vehicle fleet. Additionally, we are utilizing last mile hubs around the country, through which we coordinate directly with our customers to schedule deliveries in an effort to further strengthen our customer experience. Initially, we prioritized investment in our last mile hub delivery operations and, more recently, have been investing in short-haul trucks to make regional deliveries from our last mile hubs, and line-haul vehicles for hub-to-hub shipments on high-volume routes. As part of our Realignment Plan, we intend to increase our proprietary last mile hub and line-haul fleet over time as we build out our regional operating model. These investments will require significant capital expenditures and operating expenses, increase our current risks and expose us to new risks. These risks include local and federal regulations, vehicular crashes, injury, insufficient internal capacity, taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, maintaining the truck fleet, disruption of our technology systems, equipment supply, equipment quality, and increasing equipment and operational and overhead costs. Our failure to successfully manage the expansion of our logistics operations could cause delays and increase costs in our inbound and outbound shipping, which may adversely affect our operating results and financial condition.

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

Because we are a consumer brand, we rely heavily on marketing and advertising to increase brand visibility and attract potential customers. While we are reducing marketing expenses as part of our Realignment Plan, advertising expenditures are and will continue to be a significant component of our operating expenses, and there can be no assurance that we will achieve a meaningful return on investment on such expenditures. We continue to evolve our marketing strategies, adjusting our messages, the amount we spend on advertising and where we spend it, and no assurance can be given that we will be successful in developing effective messages and in achieving efficiency in our marketing and advertising expenditures. As a result, our future profitability and growth will depend in part on:

•
our ability to design our near-term marketing strategy to support the goals of the Realignment Plan on a substantially reduced marketing budget;
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

We currently advertise through a blend of brand and direct advertising channels with the goal of increasing the strength, recognition and trust in the Vroom brand and driving more unique visitors to our platform. Our marketing strategy currently includes national television campaigns, and performance marketing through digital platforms, including both auto-centric lead generation platforms and broader consumer-facing platforms. As such, a significant component of our marketing spend involves the use of various marketing techniques, including programmatic ad-buying, interest targeting, retargeting and email nurturing. As part of our Realignment Plan, we are decreasing our marketing expense by focusing on highest-ROI channels while aligning with volume trajectory. Our future profitability and growth will depend in part on the successful reduction in marketing expense contemplated by our Realignment Plan and increased efficiency of our promotional advertising and marketing programs and related expenditures, including our ability to create greater awareness of our platform and brand name, to appropriately plan for future expenditures and to drive the promotion of our platform.

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

We and third-party service providers operate our VRCs. If we are unable to maintain our relationship with our third-party service providers, such service providers cease to provide the services we need, or such service providers are unable to effectively deliver our services to our standards on timelines and at the prices we have negotiated, and we are unable to contract with alternative providers, increase our supply from existing providers, or replace such service providers with a proprietary VRC (which may require significant time and investment), we could experience a decrease in the finished goods output sufficient to scale the business, a decline in quality of our reconditioning services, delays in listing our inventory, additional expenses, delivery delays and loss of potential and existing customers and related revenues, which may materially and adversely affect our business, financial condition and results of operations. These risks are exacerbated by the fact that our third-party VRCs are primarily operated by one third-party provider.

Moreover, our future profitability and growth depends in part on developing our proprietary reconditioning and last-mile delivery operations and regionalizing the geographic reach of those operations in accordance with our Realignment Plan in order to reduce shipping costs. We have expanded our reconditioning capacity primarily through third-party VRC locations and, as we continue to develop our business, we intend to add additional proprietary VRCs to our integrated hybrid network to ensure adequate capacity. We have right sized our proprietary reconditioning operations in the Houston market and currently intend to add additional proprietary VRCs into our integrated network over time. However, there can be no guarantee that we will be able to add additional proprietary VRCs quickly enough and in optimal locations to facilitate development of our regional operating model and to address our capacity needs.

One of our third party VRC providers, Adesa U.S., which also hosted a number of our last-mile hubs, recently was acquired by a competitor of Vroom. Adesa discontinued its third-party reconditioning services, which required us to replace Adesa’s capacity with increased capacity at our other existing providers, new providers, or additional proprietary VRCs, and relocate the affected last-mile hubs. If for any reason we are unable to replace such reconditioning capacity and expand our reconditioning operations as planned, we could experience operational delays and a decrease in planned inventory. A failure to relocate the affected last-mile hubs could delay our continued expansion of our last-mile operations and hurt our customer experience. A failure to successfully manage the transition away from Adesa or to otherwise manage the risks associated with the operation of our VRCs by us and our third-party service providers could have a material adverse effect on our business, financial condition and results of operations.

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

Although we are optimizing our proprietary logistics network, including as part of our increased focus on developing our regional operating model under our Realignment Plan, we still heavily rely on third-party carriers to transport vehicles from auctions or individual sellers to VRCs, and then from our VRCs to our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices and lack of reliability of many independent carriers. Our third-party carriers’ failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and decrease our inventory sales velocity, which may materially and adversely affect our business, financial condition and results of operations. In addition, third-party carriers who deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of professionalism and courtesy, which could adversely impact our business, financial condition and results of operations.

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

We currently conduct our business through multiple VRCs, including our Vroom VRC located outside Houston, Texas, where we hold 10% of our inventory. In addition, our third-party reconditioning services are primarily conducted through a single provider, with facilities located in California, Florida, Arizona and other states. Any unforeseen events or circumstances that negatively affect these areas, particularly our facilities near Houston, which have experienced flooding and other damage in recent years as a result of severe weather conditions, including hurricanes, could materially and adversely affect our revenues and results of operations. Changes in demographics and population or severe weather conditions and other catastrophic occurrences in areas in which we operate or from which we obtain inventory may materially and adversely affect our results of operations. Such conditions may result in physical damage to our properties, loss of inventory and delays in the delivery of vehicles to our customers. In addition, any such unforeseen events or circumstances, changes in demographics and population or severe weather conditions or other catastrophic events in any of the states where UACC has a high concentration of borrowers could result in payment delays and increased risk of losses and could materially and adversely affect our revenues and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain, integrate and attract qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to retain, develop, motivate and attract highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to retain and attract them. In particular, we are highly dependent on the services of our leadership team to the development of our business, future vision, and strategic direction. In May 2022, Thomas H. Shortt was appointed as our Chief Executive Officer, succeeding Paul J. Hennessy. Additionally, Robert J. Mylod, Jr. was appointed as the Independent Executive Chair of the Board in order to support the leadership change in the Chief Executive Officer position. Our future performance will depend, in part, on the successful transition of the Chief Executive Officer position. If we do not successfully manage the transition, it could be viewed negatively by our customers, employees, investors, suppliers and other third-party partners, and could have an adverse impact on our business and results of operations. We also heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business, including with respect to strategic initiatives such as our Realignment Plan. If members of our senior management team, including our executive leadership, become ill, or if we are otherwise unable to retain them, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis then our business and future growth prospects could be harmed.

In addition, we issue equity awards to certain of our employees as part our hiring and retention efforts, and job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Our employees’ ability to sell their shares in the public market at times and/or at prices desired may lead to a larger than normal turnover rate. If the actual or perceived value of our common stock declines, it may adversely affect our ability to hire or retain employees. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size of equity awards granted per employee or undertaking other efforts that may prove an unsuccessful retention mechanism. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business and future growth prospects could be harmed.

Furthermore, in light of our announced reduction in headcount as part of our Realignment Plan, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture in the future. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in retaining and motivating existing employees or attracting well-qualified employees in the future, our business, financial condition and results of operations could be materially and adversely affected.

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

While we intend to automate key portions of our sales operations as part of our Realignment Plan, currently a substantial portion of inquiries, sales, purchases and financings of our vehicles in our ecommerce business are conducted by phone through a third-party customer experience center located in Detroit, Michigan. While we have also engaged an internal sales team and an additional third-party team to conduct our sales operations, the customer experience center remains fundamental to the success of our business. As a result, the success of our business and our customer experience is partially dependent on a third party over which we have limited control. If the third party’s systems and operations fail or if the third party is otherwise unwilling or unable to perform its sales function, we would be limited in our ability to complete customer transactions, which would make it more difficult to sell vehicles and value-added products through our platform.

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

We acquired UACC with the expectation that the transaction would result in benefits to our business over time, including the benefits of a captive finance arm that would enable us to increase ecommerce unit sales, expand our penetration into non-prime sales, accelerate total revenue growth, enhance aggregate gross profit and GPPU, and leverage our fixed cost base. We expect that the development of our captive financing capabilities through the UACC Acquisition will be a significant element of our path to profitability and help position us for long-term growth in accordance with our Realignment Plan. Achieving these benefits will require the successful integration, development and operation of the combined businesses and it is not certain that we will succeed in those efforts. See “—We may not successfully execute or achieve the expected benefits of our previously announced Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.” If we fail to successfully integrate, develop and operate the combined businesses, we may not realize the benefits we expect to receive from the transaction or realization of those benefits may take substantially longer than anticipated. In addition to these operational risks, ownership of a captive lender will subject us to increased legal and regulatory scrutiny of our lending operations, including credit bureau reporting, loan origination practices and debt collection practices.

In addition, with regard to UACC’s financing, we intend to maintain an asset-light funding approach through the use of off-balance sheet securitization transactions and forward flow arrangements. Achievement of off-balance sheet accounting treatment requires the Company to sell all of the rated notes and residual certificates in the securitization, subject to holding 5% risk retention. Execution of securitization transactions, including achievement of off-balance sheet accounting treatment for those transactions, is subject to market conditions. Even if UACC is able to complete its securitizations, those securitizations may not qualify for off-balance sheet accounting treatment, resulting in retention of the underlying loans on our consolidated balance sheet.

UACC's ability to sell automotive finance receivables and generate gains on sales of these finance receivables may decline in the future; any material reduction could harm our business, results of operations, and financial condition.

UACC provides indirect financing to customers and typically sells the receivables related to the financing contract. For example, UACC has entered into various arrangements to sell automotive finance receivables that it originates, including through securitizations, and expects to enter into additional securitizations, loan sales to financing partners and other new arrangements in the future. If UACC is not able to sell receivables under these current or future arrangements for a variety of reasons, including because it has reached its capacity under the arrangements, its financing partners exercise constructive or other termination rights before it reaches capacity, market disruption or it reaches the scheduled expiration date of the commitment, and it is not able to enter into new arrangements on similar terms, it may not have adequate liquidity and our business, financial condition and results of operations may be adversely affected. Furthermore, if its financing partners do not purchase these receivables, we could be subject to the risk that some of these receivables are not paid when due and be forced to incur unexpected asset write-offs and bad-debt expense.

UACC's securitizations may expose it to financing and other risks, and there can be no assurance that it will be able to access the securitization market in the future, which may require it to seek more costly financing.

UACC has securitized, and we expect will in the future securitize, certain of its automotive finance receivables to generate cash. In such transactions, it conveys a pool of automotive finance receivables to a special purpose vehicle, typically a trust that, in turn, issues certain securities. The securities issued by the special purpose vehicle are collateralized by the pool of automotive finance receivables. In exchange for the transfer of finance receivables to the special purpose vehicle, UACC typically receives the cash proceeds from the sale of the securities.

Although UACC successfully completed a securitization in each of 2020, 2021, February 2022 and July 2022, there can be no assurance that UACC will be able to complete additional securitizations, particularly if the securitization markets become constrained. In addition, the value of any securities that UACC may retain in its securitizations, including securities retained to comply with applicable risk retention rules, might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or the financial markets. Furthermore, although our intent is to sell loans originated by UACC using off-balance sheet securitization transactions, even if UACC is able to complete its securitizations, those securitizations may not qualify for sales accounting if market conditions do not allow for the sale of residual certificates. If it is not possible or economical for UACC to securitize its automotive finance receivables in the future, it would need to seek alternative financing to support its operations and to meet its existing debt obligations, which may be less efficient and more expensive than raising capital via securitizations and may have a material adverse effect on our results of operations, financial condition, and liquidity.

UACC may experience greater credit losses or prepayments in any interests it holds in automotive finance receivables than it anticipates and its credit scoring systems may not effectively forecast its automotive receivables loss rates. Higher than anticipated credit losses or prepayments or the inability to effectively forecast loss rates may negatively impact its operating results.

Until UACC sells automotive finance receivables, and to the extent it retains interests in automotive finance receivables after it sells them, whether pursuant to securitization transactions or otherwise, UACC is exposed to the risk that applicable customers will be unable or unwilling to repay their loans according to their terms and that the vehicle collateral securing the payment of their loans may not be sufficient to ensure full repayment. Credit losses are inherent in the automotive finance receivables business and could have a material adverse effect on our results of operations.

UACC makes various assumptions and judgments about the automotive finance receivables it originates and may establish a valuation allowance and value beneficial ownership interests based on a number of factors. Although management may establish a valuation allowance and value beneficial ownership interests based on analysis it believes is appropriate, this may not be adequate. For example, if economic conditions were to deteriorate unexpectedly, additional loan losses not incorporated in the existing valuation may occur. Several variables have affected UACC’s recent loss and delinquency rates, including general economic conditions and market interest rates, and are likely to differ in the future. In particular, given the impact the COVID-19 pandemic has had on the economy and individuals, historical loss and delinquency expectations may not accurately predict the performance of UACC's receivables and impact its ability to effectively forecast loss rates. Losses in excess of expectations could have a material adverse effect on our business, results of operations, and financial condition.

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

We acquire vehicles for sale from consumers, auctions, rental car companies, OEMs and dealers. There can be no assurance that the supply of desirable used vehicles will be sufficient to meet our needs. We purchased approximately 76% of our retail inventory sold from consumers in the three and six months ended June 30, 2022. If our brand is damaged, or consumers otherwise are unwilling to transact with us, we may not be able to source sufficient inventory, or may have to source inventory from lower margin channels. In addition, we purchase a significant amount of our inventory from certain third-party auction sources. If these third parties are unable to fulfill our inventory needs or if we are unable to source desirable used vehicles from alternative third-party providers, we may lack sufficient inventory and, as a result, may lose potential and existing customers and related revenues. Moreover, we sell consumer-sourced vehicles that do not meet our retail standards to auctions, which may result in lower revenues and also could lead to reductions in our available inventory.

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

Our business is dependent upon our ability to expeditiously list and sell inventory. Failure to expeditiously list and sell our inventory could have a material adverse effect on our business, financial condition and results of operations.

We have undertaken various initiatives to address the operational challenges created by our rapid growth over the past two years, including delays in titling and registering vehicles purchased by our customers. These initiatives include increased digitization and electronic transmission of transaction documents and implementation of our digital title vault to ensure that titles are quality checked and vaulted prior to listing. While these initiatives are designed to improve our transaction processing, enhance our customer experience, reduce our regulatory risk and increase efficiency in transaction processing, they can result in delays in listing our inventory for sale. Since vehicles depreciate rapidly, a failure to expeditiously list our inventory for sale could hurt our sales margins and gross profit per unit, and could materially and adversely affect our business, financial condition and results of operations.

Sourcing of our used vehicle inventory is based in large part on projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of used vehicle inventory. An over-supply of used vehicle inventory will generally cause downward pressure on our vehicle sales prices and margins and decrease inventory sales velocity. Vehicles depreciate rapidly, so a failure to expeditiously sell our inventory or to efficiently recondition and deliver vehicles to customers could hurt our sales margins and gross profit per unit and could materially and adversely affect our business, financial condition and results of operations. The rate at which customers return vehicles increased in recent periods and there can be no assurance that return rates will remain similar to our historical levels. Vehicles returned continue to depreciate in value and if return rates continue to increase, our revenue, business, financial condition and results of operations could be materially and adversely affected.

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

The market for used vehicles may be impacted by the significant, and likely accelerating, changes to the broader automotive industry, which may render our existing or future business model or our ability to sell vehicles, products and services less competitive, unmarketable or obsolete. For example, technology is currently being developed to produce automated, driverless vehicles that could reduce the demand for, or replace, traditional vehicles, including the used vehicles that we acquire and sell. The increase in remote work and virtual workplaces, particularly since the start of the COVID-19 pandemic, reduces commuting by consumers and could lead to reductions in demand for vehicles. Additionally, ride-hailing and ride-sharing services are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles we sell, particularly as urbanization increases. Furthermore, new technologies such as autonomous driving software have the potential to change the dynamics of car ownership in the future. If we are unable to or otherwise fail to successfully adapt to such industry changes, our business, financial condition and results of operations could be materially and adversely affected.

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

Purchases of new and used vehicles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including inflation and rising interest rates, the cost of energy and gasoline, the availability and cost of consumer credit, reductions in consumer confidence and fears of recession, stock market volatility, increased regulation and increased unemployment. The current inflationary environment has led to both overall price increases and pronounced price increases in certain sectors, including gasoline prices. Moreover, the Federal Reserve’s efforts to tame inflation have led to, and may continue to lead to, increased interest rates, which affects automotive finance rates, making vehicle financing more costly and less accessible to many consumers. Additionally, increased environmental regulation has made, and may in the future make, used vehicles more expensive and less desirable for consumers.

Changing trends in consumer tastes, negative business and economic conditions and market volatility may also make it difficult for us to accurately forecast vehicle demand trends, which could cause us to increase our inventory carrying costs and could materially and adversely affect our business, financial condition and results of operations.

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

From time to time, we have been subject to audits, requests for information, investigations and other inquiries from our regulators related to customer complaints. As we have encountered operational challenges in keeping up with our rapid growth, during the past several months there has been an increase in customer complaints, leading to an increase in such regulatory inquiries. We endeavor to promptly respond to any such inquiries and cooperate with our regulators. Failure to satisfy regulators in response to such inquiries could lead to revocation of licenses, financial penalties and restrictions on our operations. Such an outcome could have a material adverse effect on our business, financial condition and results of operations. We have incurred fines in certain states and on April 19, 2022, the State of Texas filed a lawsuit in the District Court of Travis County, Texas, against the Company and one of its subsidiaries, alleging violations of the Texas Deceptive Trade Practices Consumer Protection Act. See Part II, Item 1 – “Legal Proceedings.”

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

Most states regulate retail installment sales, including setting a maximum interest rate and caps on certain fees or amounts financed. In addition, certain states require that retail installment sellers file a notice or registration document or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. We have obtained a motor vehicle sales finance license in Texas in connection with our Texas dealer license, a retail installment seller license in Florida in connection with our Florida dealer license, and filed the required notice in Arizona in connection with our Arizona dealer license. The financial regulatory agency in Pennsylvania determined that we need to obtain an installment seller license in order to enter into retail installment sales with residents of Pennsylvania. As a result, we are not currently offering third-party financing to our customers in Pennsylvania, who must obtain independent financing to the extent needed to fund any vehicle purchases on our platform. We have obtained a Pennsylvania installment seller license and expect to resume offering financing to Pennsylvania customers in the future.

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

UACC's financing operations are subject to U.S. federal, state, and local laws and regulations regarding loan origination, acquiring motor vehicle installment sales contracts from retail sellers, credit bureau reporting, servicing, debt collection practices, and securitization transactions. Certain states require UACC to have a sales finance license, consumer credit license, or similar applicable license. UACC has obtained licenses in all states as required. In addition, UACC is subject to enforcement by the CFPB and state consumer protection agencies, including state attorney general offices and state financial regulatory agencies. As a result of the acquisition of UACC, we may be considered a “related person” to UACC for the purposes of CFPB jurisdiction.

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

We expect that industry standards, laws and regulations will continue to develop regarding privacy, data protection and information security in many jurisdictions. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States may increase our compliance costs and legal liability. Additionally, California has created a new data protection agency, and other states may do the same, specifically tasked to enforce California privacy laws, which would likely result in increased regulatory scrutiny in the areas of data protection and security.

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

In addition, we have certain trademarks that are important to our business, such as the Vroom®, Sell Us Your Car®, CarStory®, Vroom Financial Services™ and Vast® trademarks. If we fail to adequately protect or enforce our rights under these trademarks, we may lose the ability to use those trademarks or to prevent others from using them, which could adversely harm our reputation and our business, financial condition and results of operations. While we are actively seeking, and have secured registration of several of our trademarks in the U.S. and other jurisdictions (including Canada and Europe), it is possible that others may assert senior rights to similar trademarks, in the U.S. and internationally, and seek to prevent our use and registration of our trademarks in certain jurisdictions. Our pending trademark or service mark applications may not result in such marks being registered.

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

Our CarStory business has a number of patents and Vroom may obtain patents in the future. Effective protection of patents is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. For example, the U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural requirements to complete the patent application process and to maintain issued patents, and noncompliance or non-payment could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in a relevant jurisdiction.

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
•
changes in senior management or key personnel and the impact of reductions in our workforce;
•
issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•
changes in our dividend policy;
•
new, or adverse resolution of pending, litigation or other claims against us;
•
political unrest and wars, such as the current war in Ukraine, which could delay and disrupt our business, and if such political unrest escalates or leads to disruptions in the financial markets or puts further pressure on global supply chains, it could heighten many of the other risk factors included in this Item 1A; and
•
the current inflationary environment in the United States and in other global economies and the impact of rising interest rates; and
•
other changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, global pandemics, and responses to such events.

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

We have recently experienced significant declines in the market price of our common stock, and it could continue to decline in the future, including as a result of the announcement and execution of our Realignment Plan. Based upon the decline in our stock price, we recorded a goodwill impairment charge in our condensed consolidated statement of operations for the quarter ended March 31, 2022. See Note 8 to our Consolidated Financial Statements. Further declines in our stock price could, among other things, make it more difficult to raise capital on terms acceptable to us, or at all, make it difficult for our investors to sell their shares of common stock, and put us at risk of our stock being delisted from the Nasdaq Global Select exchange if it falls below a minimum bid price of $1 per share for at least 30 consecutive trading days, which would constitute a fundamental change under the terms of our Indenture and make our Notes redeemable at par upon delisting. In such circumstances, there are actions we could take to prevent such a delisting, such as a reverse stock split, but there can be no assurance that we could successfully execute such actions and prevent a delisting. In addition, companies that experience volatility in the market price of their securities often are the subject of securities class action litigation. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. See Part II, Item 1. “Legal Proceedings.”

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, as of June 30, 2022, we had reserved 2,892,867 shares of our common stock for issuance under our equity incentive plans. The indenture for our Notes does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, our Notes may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including noteholders who have received shares of our common stock upon conversion of their Notes.

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

We filed a registration statement on Form S-8 to register shares of our common stock issued or reserved for issuance under our 2020 Incentive Award Plan and Second Amended and Restated 2014 Equity Incentive Plan, as well as a registration statement on Form S-8 to register shares of our common stock issued or reserved for issuance under our 2022 Inducement Award Plan. Subject to the satisfaction of vesting conditions, shares registered under these registration statements on Form S-8 became available for resale immediately in the public market without restriction.

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

Upon the completion of the UACC Acquisition, UACC became a wholly-owned subsidiary included in our consolidated financial statements. We are required to include UACC in our management's report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act one year from the date of the acquisition, which we expect to be in our Annual Report on Form 10-K for the year ended December 31, 2023. We must ensure that UACC establishes and maintains effective internal controls and procedures for financial reporting. Such compliance efforts may be costly and time consuming and may divert the attention of management.

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

On June 18, 2021, we issued $625.0 million aggregate principal amount of Notes. Certain provisions in our Notes and our indenture governing our Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under our Notes and our indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that our security holders may view as favorable.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. Currently, 11 analysts cover our company. If the number of analysts that cover us declines, demand for our common stock could decrease and our common stock price and trading volume may decline.

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

As of June 30, 2022 we had substantial U.S. federal net operating loss (“NOL”) carryforwards, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Some of our U.S. federal NOL carryforwards will begin to expire in 2028, with the remaining losses having no expiration. Please refer to Note 17 to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 for a further discussion of the carryforward of our NOLs. As of June 30, 2022, we maintain a full valuation allowance for our net deferred tax assets.

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

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition and results of operations. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Company stockholders against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. We also are a party to certain stockholder derivative suits in which the Company is named as a nominal defendant in suits that various individual stockholders seek to bring on behalf of the Company against certain of our current and former directors and officers. These suits are pending in the U.S.

District Court for the Southern District of New York and the U.S. District Court for the District of Delaware and are based on the same general course of conduct alleged in the consolidated securities class action. We believe these lawsuits are without merit and intend to vigorously contest these claims. In addition, in April 2022, the Attorney General of Texas filed a lawsuit on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act. See Part II, Item 1. “Legal Proceedings” for more information about these matters and the other legal proceedings to which we are subject.

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

On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict has led to, and could continue to lead to, significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

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

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. To date, we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Risk Factors section.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

3.1	Amended and Restated Certificate of Incorporation of Vroom, Inc.	10-Q	001-39315	3.1	August 13, 2020

3.2	Amended and Restated Bylaws of Vroom, Inc.	10-Q	001-39315	3.2	August 13, 2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-238482	4.1	June 1, 2020

4.2	Indenture, dated as of June 18, 2021, between Vroom, Inc. and U.S. Bank National Association, as trustee	8-K	001-39315	4.1	June 21, 2021

4.3	Form of Global Note representing the 0.750% Convertible Senior Notes due 2026 (included in Exhibit 4.2)	8-K	001-39315	4.2	June 21, 2021

4.4	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

10.1	Employment Letter, dated as of May 9, 2022, by and between Thomas Shortt and Vroom, Inc.	8-K	001-39315	10.1	May 9, 2022

10.2	Amended Offer Letter, dated as of May 20, 2022, by and between Robert R. Krakowiak and Vroom, Inc.	8-K	001-39315	10.2	May 26, 2022

10.3	Separation Agreement, dated as of June 30, 2022, by and between Mark E. Roszkowski and Vroom, Inc.	8-K	001-39315	10.1	July 1, 2022

10.4	Form of Stock Option Grant Notice and Stock Option Agreement Pursuant to the 2020 Incentive Award Plan					X

10.5	Vroom, Inc. 2022 Inducement Award Plan	S-8	333-265233	99.1	May 26, 2022

10.6	Form of Restricted Stock Unit Agreement Pursuant to the Vroom, Inc. 2022 Inducement Award Plan	S-8	333-265233	99.2	May 26, 2022

10.7	Form of Stock Option Agreement Pursuant to the Vroom, Inc. 2022 Inducement Award Plan	S-8	333-265233	99.3	May 26, 2022

10.8	Amended and Restated Executive Severance Plan	8-K	001-39315	10.1	May 26, 2022

10.9	Amended and Restated Non-Employee Director Compensation Policy					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document						X

101.SCH	Inline XBRL Taxonomy Extension Schema Document						X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document						X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: August 8, 2022	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: August 8, 2022	By:	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer
(principal financial officer)