Form 10-Q
period 2022-09-30
Vroom, Inc.
filed 2022-11-07
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 3, 2022, 138,173,418 shares of the registrants’ common stock were outstanding.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•
we may not successfully complete the execution of or achieve the expected benefits of our previously announced Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations;
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
•
we have entered into outsourcing arrangements with third parties related to our customer experience team, and difficulties experienced in these arrangements have and could continue to result in an interruption of our ability to sell our vehicles and value-added products;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of	As of
	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$509,660	$1,132,325
Restricted cash (including restricted cash of consolidated VIEs of $19.5 million and $0 million, respectively)	94,305	82,450
Accounts receivable, net of allowance of $26.7 million and $8.9 million, respectively	23,733	105,433
Finance receivables at fair value (including finance receivables of consolidated VIEs of $10.9 million and $0 million, respectively)	13,644	—
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $137.1 million and $0 million, respectively)	210,729	—
Inventory	437,828	726,384
Beneficial interests in securitizations	23,984	—
Prepaid expenses and other current assets	58,576	55,700
Total current assets	1,372,459	2,102,292
Finance receivables at fair value (including finance receivables of consolidated VIEs of $135.8 million and $0 million, respectively)	166,382	—
Property and equipment, net	50,520	37,042
Intangible assets, net	165,668	28,207
Goodwill	—	158,817
Operating lease right-of-use assets	24,392	15,359
Other assets	29,539	25,033
Total assets	$1,808,960	$2,366,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$36,800	$52,651
Accrued expenses	103,903	121,508
Vehicle floorplan	345,272	512,801
Warehouse credit facilities of consolidated VIEs	135,453	—
Current portion of securitization debt of consolidated VIEs at fair value	54,652	—
Deferred revenue	16,313	75,803
Operating lease liabilities, current	8,268	6,889
Other current liabilities	19,061	57,604
Total current liabilities	719,722	827,256
Long term debt, net of current portion (including securitization debt of consolidated VIEs of $40.8 million and $0 million at fair value, respectively)	607,790	610,618
Operating lease liabilities, excluding current portion	20,620	9,592
Other long-term liabilities	15,696	4,090
Total liabilities	1,363,828	1,451,556
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 138,154,063 and 137,092,891 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	135	135
Additional paid-in-capital	2,070,454	2,063,841
Accumulated deficit	(1,625,457)	(1,148,782)
Total stockholders’ equity	445,132	915,194
Total liabilities and stockholders’ equity	$1,808,960	$2,366,750

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Retail vehicle, net	$234,353	$735,716	$1,283,263	$1,798,155
Wholesale vehicle	47,604	131,306	270,489	377,438
Product, net	13,181	26,544	51,954	64,422
Finance	40,654	—	120,005	—
Other	5,005	3,190	13,841	9,749
Total revenue	340,797	896,756	1,739,552	2,249,764
Cost of sales:
Retail vehicle	218,726	708,071	1,234,138	1,720,974
Wholesale vehicle	49,178	129,203	276,749	367,101
Finance	4,699	—	10,368	—
Other	863	1,393	2,969	4,296
Total cost of sales	273,466	838,667	1,524,224	2,092,371
Total gross profit	67,331	58,089	215,328	157,393
Selling, general and administrative expenses	134,643	148,718	475,627	381,482
Depreciation and amortization	9,833	3,376	27,728	9,276
Impairment charges	1,017	—	206,127	—
Loss from operations	(78,162)	(94,005)	(494,154)	(233,365)
Gain on debt extinguishment	(37,917)	—	(37,917)	—
Interest expense	9,704	7,028	28,617	14,720
Interest income	(5,104)	(2,930)	(12,991)	(7,288)
Other loss (income), net	5,383	(10)	26,897	(58)
Loss before provision for income taxes	(50,228)	(98,093)	(498,760)	(240,739)
Provision (benefit) for income taxes	899	29	(22,085)	379
Net loss	$(51,127)	$(98,122)	$(476,675)	$(241,118)
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.72)	$(3.46)	$(1.77)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	138,118,679	136,766,015	137,817,839	136,256,901

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	134,043,969	$132	$2,004,841	$(777,871)	$1,227,102
Issuance of common stock for acquisition of business	1,072,117	$1	$39,029	$—	$39,030
Fair value of unvested stock options assumed in acquisition of business	—	—	1,017	—	1,017
Stock-based compensation	—	—	2,820	—	2,820
Exercise of stock options	687,336	1	2,820	—	2,821
Vesting of restricted stock units	499,879	—	—	—	—
Net loss	—	—	—	(77,189)	(77,189)
Balance at March 31, 2021	136,303,301	$134	$2,050,527	$(855,060)	$1,195,601
Stock-based compensation	—	$—	$5,392	$—	$5,392
Exercise of stock options	395,491	—	1,560	—	1,560
Vesting of restricted stock units	18,555	—	—	—	—
Net loss	—	—	—	(65,807)	(65,807)
Balance at June 30, 2021	136,717,347	$134	$2,057,479	$(920,867)	$1,136,746
Stock-based compensation	—	$—	$1,542	$—	$1,542
Exercise of stock options	164,631	1	703	—	$704
Vesting of restricted stock units	21,649	—	—	—	$—
Common stock shares cancelled to satisfy working capital adjustment related to the CarStory acquisition	(5,673)	—	(219)	—	$(219)
Net loss	—	—	—	(98,122)	$(98,122)
Balance at September 30, 2021	136,897,954	$135	$2,059,505	$(1,018,989)	$1,040,651

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	137,092,891	$135	$2,063,841	$(1,148,782)	$915,194
Stock-based compensation	—	$—	$3,629	$—	$3,629
Vesting of restricted stock units	602,630	—	—	—	—
Net loss	—	—	—	(310,459)	(310,459)
Balance at March 31, 2022	137,695,521	$135	$2,067,470	$(1,459,241)	$608,364
Stock-based compensation	—	$—	$1,776	$—	$1,776
Vesting of restricted stock units	50,516	—	—	—	—
Issuance of restricted stock purchase agreement	356,718	—	—	—	—
Net loss	—	—	—	(115,089)	(115,089)
Balance at June 30, 2022	138,102,755	$135	$2,069,246	$(1,574,330)	$495,051
Stock-based compensation	—	$—	$1,208	$—	$1,208
Vesting of restricted stock units	51,308	—	—	—	—
Net loss	—	—	—	(51,127)	(51,127)
Balance at September 30, 2022	138,154,063	$135	$2,070,454	$(1,625,457)	$445,132

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(476,675)	$(241,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges	206,127	—
Gain on debt extinguishment	(37,917)	—
Depreciation and amortization	28,005	9,497
Amortization of debt issuance costs	3,777	1,784
Realized gains on securitization transactions	(45,589)	—
Deferred taxes	(23,855)	—
Losses on finance receivables and securitization debt, net	39,464	—
Stock-based compensation expense	6,613	9,754
Provision to record inventory at lower of cost or net realizable value	(5,033)	5,625
Other, net	4,717	4,874
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables held for sale	(483,167)	—
Principal payments received on finance receivables held for sale	38,297	—
Proceeds from sale of finance receivables held for sale, net	509,612	—
Other	(5,924)	—
Accounts receivable	63,252	(32,936)
Inventory	293,589	(183,731)
Prepaid expenses and other current assets	12,420	(39,356)
Other assets	(2,678)	(7,390)
Accounts payable	(22,183)	26,144
Accrued expenses	(27,020)	43,512
Deferred revenue	(59,490)	39,227
Other liabilities	(39,444)	38,655
Net cash used in operating activities	(23,102)	(325,459)
Investing activities
Finance receivables at fair value
Originations of finance receivables at fair value	(49,475)	—
Principal payments received on finance receivables at fair value	106,829	—
Proceeds from sale of finance receivables at fair value, net	43,262	—
Principal payments received on beneficial interests	5,571	—
Purchase of property and equipment	(19,968)	(18,786)
Acquisition of business, net of cash acquired of $47.9 million	(267,488)	(75,875)
Net cash used in investing activities	(181,269)	(94,661)
Financing activities
Principal repayment under secured financing agreements	(176,909)	—
Proceeds from vehicle floorplan	1,286,000	1,901,457
Repayments of vehicle floorplan	(1,453,529)	(1,789,215)
Proceeds from warehouse credit facilities	419,000	—
Repayments of warehouse credit facilities	(460,566)	—
Other financing activities	(1,977)	—
Repayments of convertible senior notes	(18,458)	—
Proceeds from issuance of convertible senior notes	—	625,000
Issuance costs paid for convertible senior notes	—	(16,129)
Proceeds from exercise of stock options	—	5,085
Net cash (used in) provided by financing activities	(406,439)	726,198
Net (decrease) increase in cash, cash equivalents and restricted cash	(610,810)	306,078
Cash, cash equivalents and restricted cash at the beginning of period	1,214,775	1,090,039
Cash, cash equivalents and restricted cash at the end of period	$603,965	$1,396,117

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$24,619	$11,116
Cash paid for income taxes	$2,062	$329
Supplemental disclosure of non-cash investing and financing activities:
Fair value of beneficial interests received in securitization transactions	$30,082	$—
Accrued property and equipment expenditures	$538	$1,652
Issuance of common stock for CarStory acquisition	$—	$38,811
Fair value of unvested stock options assumed for acquisition of business	$—	$1,017

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

As part of the Company's previously announced Business Realignment Plan ("Realignment Plan"), initiated in the second quarter of 2022, the Company streamlined TDA's operations and closed its service center. The Company also reevaluated its reporting segments based on relative revenue and gross profit and significance in the Company's long term strategy. As a result of the quantitative analysis, the Company determined to no longer report TDA as a separate segment. Starting in the three months ended June 30, 2022, the Company is organized into three reportable segments: Ecommerce, Wholesale, and Retail Financing. The Company reclassified TDA revenue and TDA gross profit for the comparative period from the TDA reportable segment to the “All Other” category to conform to current year presentation. The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform, fees earned on sales of value-added products associated with those vehicles sales, as well as financing those sales through UACC. The Wholesale reportable segment represents sales of used vehicles through wholesale channels. The Retail Financing reportable segment represents UACC’s operations with its network of third-party dealership customers, which primarily consists of the purchases and servicing of vehicle installment contracts, but excluding financing of vehicle sales to Vroom customers.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2022 and its results of operations for the three and nine months ended September 30, 2022 and 2021. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the current fiscal year or any other future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the three and nine months ended September 30, 2022 and 2021. Accordingly, net loss and comprehensive loss are the same for the periods presented.

Restricted Cash

Restricted cash includes cash deposits required under the Company’s 2020 Vehicle Floorplan Facility as explained in Note 10 – Vehicle Floorplan Facility, and cash deposits of $39.0 million required under cash collateral agreements with certain of the Company's lenders. Additionally, starting in the first quarter of 2022, restricted cash also includes restricted cash for UACC. UACC collects and services all receivables under the securitizations and warehouse credit facilities. These collections are restricted for use until properly remitted each month under the terms of the servicing agreement. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs and Note 12 — Long Term Debt for further detail.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company records a valuation allowance to report finance receivables at the lower of amortized cost basis or fair value. For purposes of determining the valuation allowance, finance receivables are evaluated collectively to determine the valuation allowance as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differs from estimates, there could be significant adjustments to our valuation allowance. Fair value adjustments are recorded in "Other loss (income), net" in the condensed consolidated statements of operations. Principal balances of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. As of September 30, 2022, the valuation allowance for finance receivables classified as held for sale was $6.5 million. Refer to Note 16 – Financial Instruments and Fair Value Measurements.

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

During the three and nine months ended September 30, 2022, the Company recognized interest income of $10.0 million and $35.0 million, respectively, interest expense of $0.9 million and $2.9 million, respectively, and other net gains and losses due to changes in fair value of $3.5 million and $15.8 million net losses, respectively. Refer to Note 16 – Financial Instruments and Fair Value Measurements for further details.

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

Advertising

Advertising costs are expensed as incurred and are included within “Selling, general and administrative expenses” in the consolidated statements of operations. Advertising expenses were $14.9 million and $35.2 million for the three months ended September 30, 2022 and 2021, respectively, and $69.8 million and $88.3 million for the nine months ended September 30, 2022 and 2021, respectively.

Shipping and Handling

Logistics costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility are included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfill contracts with customers and are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were $4.9 million and $22.7 million for the three months ended September 30, 2022 and 2021, respectively, and $39.9 million and $58.0 million for the nine months ended September 30, 2022 and 2021, respectively.

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

For the three and nine months ended September 30, 2022 and 2021, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of September 30, 2022 and December 31, 2021.

Liquidity

The Company has had negative cash flows and losses from operations since inception and expects to incur additional losses in the future.

In June 2021, the Company issued $625.0 million aggregate principal amount of 0.75% unsecured Convertible Senior Notes due 2026. In September 2022, the Company repurchased $56.4 million in aggregate principal amount of the Notes (as defined in Note 12), net of deferred issuance costs of $1.1 million, for $18.5 million in open-market transactions. The Company recognized a gain on extinguishment of debt of $37.9 million for the three and nine months ended September 30, 2022. Refer to Note 12 – Long Term Debt for further discussion.

The Company has a 2020 Vehicle Floorplan Facility (as defined in Note 10) with a borrowing capacity of $350.6 million as of September 30, 2022. In November 2022, the Company amended and restated the 2020 Vehicle Floorplan with Ally (the "2022 Vehicle Floorplan Facility"). The 2022 Vehicle Floorplan Facility provides a committed credit line of up to $500.0 million which is scheduled to mature on March 31, 2024. Refer to Note 10 – Vehicle Floorplan Facility for further discussion.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In February 2022, UACC sold $281.4 million of rated asset-backed securities and $32.3 million of residual certificates in an auto loan securitization offering from a securitization trust, established and sponsored by UACC, for proceeds of $317.3 million. The trust is collateralized by finance receivables with an aggregate principal balance of $318.5 million and had a carrying value of $287.7 million at the time of sale. In July 2022, UACC sold $242.3 million of rated asset-backed securities and $17.3 million of residual certificates in an auto loan securitization offering from a securitization trust, established and sponsored by UACC, for proceeds of $265.6 million. The trust is collateralized by finance receivables with an aggregate principal balance of $285.0 million and had a carrying value of $246.9 million at the time of sale. These finance receivables are serviced by UACC. UACC retained 5% of the notes and residual certificates sold. Refer to Note 4 – Variable Interest Entities and Securitizations for further discussion.

UACC has three warehouse credit facilities from a diverse bank group with a borrowing capacity of $550.0 million as of September 30, 2022. Refer to Note 11 – Warehouse Credit Facilities of Consolidated VIEs for further discussion.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Product Revenue

The Company’s product revenue consists of fees earned on selling third-party financing, financing vehicle sales through UACC, and sales of value-added products, such as vehicle service contracts, guaranteed asset protection (“GAP”) and tire and wheel coverage.

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

A portion of the fees earned on third-party financing and value-added products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of September 30, 2022 and December 31, 2021, the Company’s reserve for chargebacks was $8.9 million and $9.6 million, respectively, of which $4.7 million and $5.5 million, respectively, are included within “Accrued expenses” and $4.2 million and $4.1 million, respectively, are included in “Other long-term liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to revenues in the period identified. As of September 30, 2022 and December 31, 2021, the Company recognized $22.0 million and $17.9 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, of which $1.3 million and $0.9

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

million, respectively, are included within “Prepaid expenses and other current assets” and $20.7 million and $17.0 million, respectively, are included within “Other assets.”

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

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced. Fees are earned monthly at an annual rate of approximately 4% for the United Auto Credit 2022-1 securitization transaction and 3.5% for the 2022-2 securitization transaction of the outstanding principal balance of the finance receivables serviced.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

For all securitization transactions consummated prior to the Acquisition Date, UACC consolidated VIEs and accounted for the transactions as secured borrowings. In September 2022, UACC exercised its option to repurchase the 2020-1 securitization debt. As a result, the securitization trust was dissolved and the VIE is no longer being consolidated by the Company. UACC is the primary beneficiary of the United Auto Credit 2021-1 securitization trust, as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. These VIEs will continue to be consolidated on the Company's condensed consolidated financial statements. UACC has the power to direct significant activities of the securitization trusts as it has the ability to exercise discretion in the servicing of the related finance receivables. UACC also retained a portion of the economic interests in the 2021-1 asset-backed securitization transaction, in the form of residual interests in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules"). The Risk Retention Rules require the Company to retain at least 5% of the beneficial interests issued by the securitization trusts. Refer to Note 12 - Long Term Debt for further details.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

	As of September 30, 2022
	Securitization Vehicles	Warehouse Facilities[1]	Total
Current Assets:
Restricted Cash	$10,133	$9,356	$19,489
Finance Receivables at fair value	5,344	5,597	10,941
Finance Receivables held for sale	—	137,077	137,077
Other assets	1,141	264	1,405
Total Current Assets	16,618	152,294	168,912
Finance Receivables at fair value	89,117	46,647	135,764
Total Assets	$105,735	$198,941	$304,676
Current Liabilities:
Current portion of securitization debt	$54,652	$—	$54,652
Warehouse credit facilities	—	135,453	135,453
Total Current Liabilities	54,652	135,453	190,105
Securitization debt, net of current portion	40,842	—	40,842
Other liabilities	97	407	504
Total Liabilities	$95,591	$135,860	$231,451

1 Refer to Note 11 – Warehouse Credit Facilities of Consolidated VIEs for further details of the warehouse facilities.

The Company did not have any consolidated VIEs for the period ended December 31, 2021.

UACC establishes securitization trusts to purchase finance receivables. The securitization trusts issue asset-backed securities, which are collateralized by the finance receivables that UACC sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables. On February 16, 2022 and July 14, 2022, UACC sold pools of finance receivables in the United Auto Credit 2022-1 and 2022-2 securitization transactions, respectively. The net proceeds from the sales are the fair value of the assets obtained as part of the transactions and typically include cash and at least 5% of the beneficial interests issued by the securitization trusts to comply with risk retention rules. During the three and nine months ended September 30, 2022, the Company sold $242.3 million and $523.7 million of rated asset-backed securities, respectively, and $17.3 million and $49.6 million of residual certificates, respectively, through securitization transactions. The total gain related to finance receivables sold pursuant to securitization transactions was $16.0 million and $45.6 million for the three and nine months ended September 30, 2022, respectively.

UACC retained the servicing rights to these finance receivables and received beneficial interests in the form of asset-backed securities. UACC owns an insignificant portion of these securities and receives an at market servicing fee. The securitization trusts used to affect these transactions are VIEs that the Company does not consolidate. As the servicer, UACC retained the power to direct the activities that are most significant to the entity, however, UACC concluded that it is not the primary beneficiary of the United Auto Credit 2022-1 and 2022-2 securitization trusts because its retained interests in the VIEs are insignificant. The beneficial interest retained by UACC included rated notes and unrated residual certificates issued by the 2022-1 and 2022-2 securitization trusts.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2022, the assets UACC retains in the unconsolidated VIEs were approximately $24.0 million and are included in "Beneficial interests in securitizations" in the Company's condensed consolidated balance sheet. The beneficial interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to unconsolidated VIEs (in thousands):

	As of September 30, 2022
	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$22,004	$21,580	$21,580
Certificates	—	2,404	2,404
Other assets	310	310	310
Total unconsolidated VIEs	$22,314	$24,294	$24,294

Total exposure represents the estimated loss UACC would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented above is not an indication of the Company's expected losses.

5. Acquisitions

UACC Acquisition

On February 1, 2022, the Company completed the acquisition (the "UACC Acquisition") of 100% of Unitas Holdings Corp., a Delaware corporation, including its wholly owned subsidiaries United PanAm Financial Corp. and UACC. Unitas Holdings Corp. (now known as Vroom Finance Corporation), United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and United Auto Credit Corporation, as well as their other subsidiaries, are now wholly owned subsidiaries of the Company. This acquisition accelerates the Company's strategy of establishing a captive financing arm and underwriting vehicle financing for its customers, the results of which will be included within the Ecommerce reporting segment. UACC will also continue its current operations with its network of third-party dealership customers, including the purchases and servicing of vehicle installment contracts, which will constitute the separate Retail Financing reporting segment. The cash consideration transferred was approximately $315.4 million at the Acquisition Date, inclusive of immaterial measurement period adjustments.

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

The transaction costs associated with the UACC Acquisition were not material for the three months ended September 30, 2022, $5.7 million for the nine months ended September 30, 2022 and $3.4 million for the three and nine months ended September 30, 2021, and are included within "Selling, general and administrative expenses" in the condensed consolidated statement of operations.

The aggregate revenue and net income of UACC consolidated into the Company’s financial statements from the date of the acquisition was $47.7 million and $17.7 million, respectively, for the three months ended September 30, 2022, and $133.7 million and $37.9 million for the nine months ended September 30, 2022, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Unaudited Pro Forma Information

The unaudited pro forma financial information in the table below summarizes the combined results of the Company and UACC, as though the companies had been combined on January 1, 2021. The pro forma adjustments include incremental amortization of intangible assets, adjustments to reflect non-recurring acquisition-related costs of $5.7 million as of the beginning comparable prior annual reporting period, a non-recurring tax adjustment of $24.1 million for the nine months ended September 30, 2022 and a non-recurring tax benefit of $32.5 million for the nine months ended September 30, 2021. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the three months ended September 30, 2021 and the nine months ended September 30, 2022 and 2021 is as follows:

	Three months ended September 30,	Nine months ended September 30,
	2021	2022	2021
Total revenue	$940,765	$1,755,023	$2,377,491
Net loss	$(78,832)	$(488,866)	$(169,075)

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

The fair value of the consideration transferred was approximately $116.6 million, inclusive of immaterial measurement period adjustments, and consisted of the following (in thousands):

Fair Value
Cash	$76,740
Common stock issued(1)	38,811
Fair value of unvested stock options assumed(2)	1,017
Total	$116,568

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

6. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Vehicles	$434,952	$724,542
Parts and accessories	2,876	1,842
Total inventory	$437,828	$726,384

As of September 30, 2022 and December 31, 2021, “Inventory” includes an adjustment of $17.3 million and $22.4 million, respectively, to record the balances at the lower of cost or net realizable value.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Equipment	$3,124	$1,011
Furniture and fixtures	1,847	2,244
Logistics fleet	32,342	22,810
Leasehold improvements	6,558	7,161
Internal-use software	28,162	18,423
Other	7,443	5,811
	79,476	57,460
Accumulated depreciation and amortization	(28,956)	(20,418)
Property and equipment, net	$50,520	$37,042

Depreciation and amortization expense was $3.2 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively, and $9.5 million and $4.9 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation and amortization expense included within “Cost of sales” in the condensed consolidated statements of operations was $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively.

Implementation costs capitalized and accumulated amortization related to the Company’s cloud computing arrangements were $10.7 million and $4.1 million as of September 30, 2022, respectively, and $8.1 million and $2.4 million as of December 31, 2021, respectively, and were included within “Other assets” in the condensed consolidated balance sheets. Amortization expense of $0.6 million and $0.4 million was included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively, and $1.7 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.

8. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the carrying value of goodwill by reporting unit for the nine months ended September 30, 2022 and 2021 (in thousands):

	Ecommerce	Wholesale	TDA	Total
Balance as of December 31, 2020	$72,231	$1,720	$4,221	$78,172
Acquisition	80,645	—	—	80,645
Balance as of September 30, 2021	$152,876	$1,720	$4,221	$158,817
Balance as of December 31, 2021	$152,876	$1,720	$4,221	$158,817
Acquisition	42,886	—	—	42,886
Goodwill impairment charge	(195,762)	(1,720)	(4,221)	(201,703)
Balance as of September 30, 2022	$—	$—	$—	$—

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company determined that the estimated fair value of the Ecommerce, Wholesale, and TDA reporting units was less than their carrying amounts. The Company recorded a goodwill impairment charge of $201.7 million in the condensed consolidated statements of operations for the nine months ended September 30, 2022. No goodwill impairment charges were recorded for the three and nine months ended September 30, 2021.

Refer to Note 5 – Acquisitions for more information related to the acquisitions that occurred in the nine months ended September 30, 2022 and 2021.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and Purchased Technology	$108,700	$(16,804)	$91,896	$25,700	$(5,043)	$20,657
Customer Relationships	69,400	(6,492)	62,908	5,240	(673)	4,567
Trademarks and Trade names	12,240	(1,376)	10,864	3,400	(417)	2,983
Other	252	(252)	—	252	(252)	—
Total intangible assets	$190,592	$(24,924)	$165,668	$34,592	$(6,385)	$28,207

Refer to Note 5 – Acquisitions for more information related to the acquisitions that occurred in the nine months ended September 30, 2022 and 2021.

Amortization expense for intangible assets was $6.8 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively, and $18.5 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively.

The estimated amortization expense for intangible assets subsequent to September 30, 2022, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2022	$6,755
2023	27,022
2024	27,022
2025	27,022
2026	21,979
Thereafter	55,868
$165,668

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued marketing expenses	$7,902	$17,546
Vehicle related expenses	25,035	36,459
Sales taxes	10,268	39,163
Accrued compensation and benefits	28,064	16,150
Accrued professional services	5,443	4,225
Other	27,191	7,965
Total accrued expenses	$103,903	$121,508

The Company’s other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Vehicle payable	$6,238	$30,647
Reserve for estimated returns	9,601	26,522
Other	3,222	435
Total other current liabilities	$19,061	$57,604

10. Vehicle Floorplan Facility

In March 2020, the Company entered into a new vehicle floorplan facility with Ally Bank and Ally Financial (as amended to date, the “2020 Vehicle Floorplan Facility”). The 2020 Vehicle Floorplan provides a committed credit line of up to $700.0 million which is scheduled to mature on March 31, 2023. The amount of credit available is determined on a monthly basis based on a calculation that considers average outstanding borrowings and vehicle units paid off by the Company within the immediately preceding three-month period. As of September 30, 2022, the borrowing capacity of the 2020 Vehicle Floorplan Facility was $350.6 million, of which $5.3 million was unutilized. The 2022 Vehicle Floorplan Facility, as described below, will allow for more flexibility in the Company's borrowing capacity.

Outstanding borrowings related to the 2020 Vehicle Floorplan Facility are due as the vehicles financed are sold, or in any event, on the maturity date. The 2020 Vehicle Floorplan Facility bears interest at a rate equal the Prime Rate, announced per annum by Ally Bank, plus 105 basis points. The 2020 Vehicle Floorplan Facility is collateralized by the Company’s vehicle inventory and certain other assets and the Company is subject to covenants that require it to maintain a certain level of equity in the vehicles that are financed, to maintain at least 7.5% of the credit line in cash and cash equivalents, and to maintain 10% of the daily floorplan principal balance outstanding on deposit with Ally Bank. The Company is required to pay an availability fee each quarter on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined. Cash deposits required under the Company's 2020 Vehicle Floorplan of $34.5 million and $50.6 million are classified as "Restricted cash" within the consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022 and December 31, 2021, outstanding borrowings on the 2020 Vehicle Floorplan Facility were $345.3 million and $512.8 million, respectively.

Interest expense incurred by the Company for the 2020 Vehicle Floorplan Facility was $6.5 million and $5.0 million for the three months ended September 30, 2022 and 2021, respectively, and $19.8 million and $12.4 million for the nine months ended September 30, 2022 and 2021, respectively, which are recorded within “Interest expense” in the consolidated statements of operations. The weighted average interest rate on the vehicle floorplan borrowings was 6.55% and 4.30% as of September 30, 2022 and December 31, 2021, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2022 and December 31, 2021, the Company was in compliance with all covenants related to the 2020 Vehicle Floorplan Facility.

In connection with the 2020 Vehicle Floorplan Facility, the Company entered into credit balance agreements with Ally Bank and Ally Financial that permit the Company to deposit cash with the bank for the purpose of reducing the amount of interest payable for borrowings. Interest credits earned by the Company were $3.9 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively, and $11.4 and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively, which are recorded within “Interest income” in the consolidated statements of operations.

In November 2022, the Company amended and restated the 2020 Vehicle Floorplan Facility to, among other things, decrease the line of credit from $700.0 million to $500.0 million and extend the maturity date to March 31, 2024 (as amended, the “2022 Vehicle Floorplan Facility”).

In addition, the amendment modifies the amount of credit available to the Company on a monthly basis to the product of (1) the greater of five times the aggregate number of retail units sold during the most recent month for which information is available or the aggregate number of retail units sold during the five most recent months for which information is available and (2) the greater of the average outstanding floorplan balance of all vehicles on the floorplan as of the immediately preceding month-end or the average monthly outstanding floorplan balance of all vehicles on the floorplan as of month-end for the immediately preceding five months. The amendment also provides that the Company may elect to increase its monthly credit line availability by an additional $25.0 million during any four months in the period from November 1, 2022 through March 31, 2024, subject to the maximum $500.0 million credit limit. Consistent with the terms of the 2020 Vehicle Floorplan Facility, the Company and Vroom Automotive, LLC have provided Ally with a guaranty of payment of all amounts owed under the 2022 Vehicle Floorplan Facility as well as a security interest in all or substantially all tangible, intangible, and other personal property of Vroom, Inc., to secure obligations under the 2022 Vehicle Floorplan Facility.

The 2022 Vehicle Floorplan Facility bears interest at a rate equal to the Prime Rate, announced per annum by Ally Bank, plus 175 basis points. Additionally, the Company is subject to amended covenants and events of default. The Company is required to maintain a certain level of equity in the vehicles that are financed, to maintain at least 20.0% of the credit line in cash and cash equivalents, and to maintain a minimum required balance with Ally of at least 12.5% of the daily floorplan principal balance outstanding through December 31, 2022 and 15.0% effective January 1, 2023. The Company was required to pay a commitment fee upon execution of the 2022 Vehicle Floorplan Facility.

11. Warehouse Credit Facilities of Consolidated VIEs

UACC has three senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) with banking institutions as of September 30, 2022. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. The terms of the Warehouse Credit Facilities include the following:

	Facility One	Facility Two	Facility Three
Execution Date	May 30, 2012	November 19, 2013	July 11, 2019
Maturity Date	October 20, 2023	September 27, 2024	May 24, 2024
Aggregate Borrowings Limit (in thousands)	$150,000	$200,000	$200,000
Aggregate Principal Balance of Finance Receivables Pledged as Collateral as of September 30, 2022 (in thousands)	$100,035	$18,880	$91,799
Outstanding Balance as of September 30, 2022 (in thousands)	$48,690	$14,546	$72,217
Restricted Cash as of September 30, 2022 (in thousands)	$3,926	$50	$5,380

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2022, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

12. Long Term Debt

Debt instruments, excluding the 2020 Vehicle Floorplan Facility, which is discussed in Note 10 — Vehicle Floorplan Facility, and warehouse credit facilities of consolidated VIEs, which are discussed in Note 11 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Current portion of securitization debt of consolidated VIEs	$54,652	$—
Convertible senior notes	556,638	610,618
Securitization debt of consolidated VIEs, net of current portion	40,842	—
Junior subordinated debentures	10,310	—
Long term debt, net of current portion	$607,790	$610,618
Total debt	$662,442	$610,618

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the year ended September 30, 2022, the conditions allowing holders of the Notes to convert were not met.

In September 2022, the Company repurchased $56.4 million in aggregate principal amount of the Notes, net of deferred issuance costs of $1.1 million, for $18.5 million in open-market transactions. The Company recognized a gain on extinguishment of debt of $37.9 million for the three and nine months ended September 30, 2022.

The Company accounts for the Notes as a single liability-classified instrument measured at amortized cost. As of September 30, 2022, the unamortized debt discount and debt issuance costs was $10.9 million and the net carrying value was $556.6 million.

The Notes were issued at par value and fees associated with the issuance of these Notes are amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense for the three and nine months ended September 30, 2022 was $1.9 million and $5.9 million, respectively. The interest expense for the three and nine months ended September 30, 2021 was $2.0 million and $2.3 million, respectively. The effective interest rate of the Notes is 1.3%.

Securitization Debt of Consolidated VIEs

The securitization debt was issued under UACC's pre-acquisition securitization program. The Company elected to account for the securitization debt under the fair value option on February 1, 2022 using the measurement alternative. Fair value adjustments are recorded in "Other loss (income), net" in the condensed consolidated statements of operations. Refer to Note 16 – Financial Instruments and Fair Value Measurements. For all securitization transactions consummated prior to the Acquisition Date, UACC consolidated VIEs and accounted for these transactions as secured borrowings. Refer to Note 4 - Variable Interest Entities and Securitizations for further discussion.

UACC retained the servicing rights for the finance receivables that were securitized; therefore, is responsible for the administration and collection of the amounts owed under the contracts. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $10.1 million as of September 30, 2022.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The debt issued is included in "Long Term Debt" on the consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of September 30, 2022
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2021-1-B	March 11, 2024	33,540	0.68%	4,754	4,752
United Auto Credit 2021-1-C	June 10, 2026	29,640	0.84%	29,640	29,352
United Auto Credit 2021-1-D	June 10, 2026	29,380	1.14%	29,380	28,487
United Auto Credit 2021-1-E	June 10, 2026	20,800	2.58%	20,800	19,517
United Auto Credit 2021-1-F	September 10, 2027	13,910	4.30%	13,910	13,386
		$127,270		$98,484	$95,494

In September 2022, UACC exercised its option to repurchase the 2020-1 securitization debt for a total redemption price of $46.9 million. The final scheduled payment date represents final legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $15.1 million in 2022, $45.7 million in 2023, $25.7 million in 2024 and $11.5 million in 2025.

The aggregate principal balance and the fair value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of September 30, 2022
	Aggregate Principal Balance	Fair Value
United Auto Credit 2021-1	100,802	94,461
Total finance receivables of CFEs	$100,802	$94,461

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In August 2021, November 2021, January 2022, and February 2022, various Company stockholders filed purported shareholder derivative lawsuits on behalf of the Company in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors, and nominally against the Company, alleging violations of the federal securities laws and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. All four lawsuits have been consolidated under the case caption In re Vroom, Inc. Shareholder Derivative Litigation, Case No. 21-cv-6933, and the court has approved the parties’ stipulation that the cases would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. All four derivative suits remain in preliminary stages and there have been no substantive developments in any matter.

In April 2022, one of the Company’s stockholders filed a purported shareholder derivative lawsuit on behalf of the Company in the U.S. District Court for the District of Delaware against certain of the Company’s officers and directors, and nominally against the Company, alleging violations of the federal securities law and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. The case is captioned Godlu v. Hennessy et al., Case No. 22-cv-569, and the court has approved the parties’ stipulation that the case would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. This lawsuit remains in preliminary stages and there have been no substantive developments.

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfilment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. Vroom Automotive, LLC and the Attorney General of the State of Texas have agreed to a temporary injunction in which Vroom Automotive, LLC agrees to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. Vroom continues to work cooperatively with the office of the Attorney General of the State of Texas towards a resolution. Because the case is at an early stage and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

In July 2022 and August 2022, respectively, certain plaintiffs filed two putative class action lawsuits in the District Court of Cleveland County, Oklahoma and the New York State Supreme Court, respectively, against Vroom, Inc., and Vroom Automotive LLC as defendants, alleging, among other things, deficiencies in Vroom’s titling and registration of sold vehicles: Blake Sonne, individually and on behalf of all others similar situated, v. Vroom Automotive, LLC and Vroom,

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Inc., No. CJ-2022-822 and Emely Reyes Martinez, on behalf of all others similarly situated, v. Vroom Automotive, LLC and Vroom Inc., No. 652684/2022. The Company removed the cases to the U.S. District Court for the Western District of Oklahoma (Case No. 22-cv-761) and the U.S. District Court for the Southern District of New York (Case No. 22-cv-7631), respectively, and has filed or anticipates filing motions to compel arbitration of all claims in both cases, and briefing of these motions is ongoing. Because these cases are at early stages and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

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

14. Stockholders’ Equity

Preferred Stock

On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of September 30, 2022, there was no preferred stock issued or outstanding.

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

15. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 3,019,108 shares of the Company’s common stock, (ii) up to 4% of an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. On February 28, 2022, the Company registered an additional 5,483,716 shares of the Company's common stock to be issued pursuant to the 2020 Plan. As of September 30, 2022, there were 2,125,133 shares available for future issuance under the 2020 Plan.

On May 20, 2022, the Company adopted the 2022 Inducement Award Plan (the “Inducement Award Plan”). Awards under the Inducement Award Plan may only be granted to a newly hired employee who has not previously been an employee or a member of the Board or an employee who is being rehired following a bona fide period of non-employment by the Company, in each case as a material inducement to the employee’s entering into employment. An aggregate of 3,000,000 shares of the Company’s common stock are reserved for issuance under the Inducement Award

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Plan. As of September 30, 2022, there were 2,619,046 shares available for future issuance under the Inducement Award Plan.

Stock Options

The Company recognized $0.3 million and $0.5 million of stock-based compensation expense related to stock options for the three months ended September 30, 2022 and 2021, respectively, and $1.1 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had $2.0 million and $2.5 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.0 years and 1.7 years, respectively.

On May 9, 2022 and May 20, 2022, 600,000 stock options having a fair value of $0.83 per share were granted to the CEO and an aggregate of 650,000 stock options having a grant date fair value of $1.14 per share were granted to certain members of key management. The exercise price of the stock options is $7.50 per share. The stock options vest ratably over a three-year period subject to continued employment through each applicable vesting date. During the three months ended September 30, 2022, 50,000 of these stock options were forfeited as a result of employee separations.

The grant date fair value of stock options granted during the nine months ended September 30, 2022 was estimated at the time of grant using the Black-Scholes option-pricing model and utilized the following assumptions:

	May 20, 2022	May 9, 2022
Fair value of common stock (per share)	$1.14	$0.83
Expected term (in years)	10	10
Risk-free interest rate	2.78%	3.05%
Expected volatility	100.00%	100.00%
Dividend yield	—%	—%

RSUs

The Company recognized $0.9 million and $1.0 million of stock-based compensation expense related to restricted stock units ("RSUs") for the three months ended September 30, 2022 and 2021, respectively, and $5.5 million and $8.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, the Company had $23.2 million and $21.7 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.0 and 2.1 years, respectively.

On May 9, 2022 and May 20, 2022, 1,200,000 RSUs having a grant date fair value of $1.08 per share were granted to the CEO and an aggregate of 3,190,000 RSUs having a grant date fair value of $1.45 per share were granted to certain members of the management team. On July 25, 2022, 140,000 RSUs having a grant date fair value of $1.64 per share were granted to a member of the management team. The RSUs were issued under the 2020 Plan and will vest on the third anniversary of the grant date, subject to continued employment through that date. The vesting of RSUs will accelerate in one-third increments if the Company's common stock achieves a closing price at or above $7.50 per share for twenty consecutive trading days during the three-year vesting period; a closing price at or above $15.00 per share for twenty consecutive trading days in the second or third years of the vesting period; and a closing price at or above $21.00 per share for twenty consecutive trading days during the third year of the vesting period. During the three months ended September 30, 2022, 175,000 of these RSUs were forfeited as a result of employee separations and became eligible for future issuance under the 2020 Plan. As of September 30, 2022, the accelerated vesting conditions were not met.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following tables presents the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$250,557	$—	$—	$250,557
CFE assets:
Finance receivables	—	—	94,461	94,461
Finance receivables at fair value	—	—	85,565	85,565
Beneficial interests in securitizations	—	23,984	—	23,984
Total financial assets	$250,557	$23,984	$180,026	$454,567
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	95,494	—	95,494
Total financial liabilities	$—	$95,494	$—	$95,494

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$601,807	$—	$—	$601,807
Commercial paper	—	149,974	—	149,974
Total financial assets	$601,807	$149,974	$—	$751,781

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

various factors such as: delinquencies, bankruptcy, etc. The Company estimates the fair value of these receivables using a discounted cash flow model and incorporates key inputs that include performance rate, default rate, recovery rate, and weighted average coupon rates, as well as certain macroeconomics events the Company believes market participants would consider relevant.

Beneficial interests in securitization: Beneficial interests in securitization relate to the United Auto Credit 2022-1 securitization completed in February 2022 and the 2022-2 securitization completed in July 2022 and include rated notes as well as certificates. Refer to Note 4 – Variable Interest Entities and Securitizations. The Company elected the fair value option on its beneficial interests in securitization.

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

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2022	$—	$—	$—
Acquired in business combination	262,644	34,283	275,394
Transfer out of Level 3	—	—	(275,394)
Transfer within Level 3 categories	(50,938)	50,938	—
Losses included in other income	(24,293)	(9,078)	—
Issuances, net of discount	—	49,475	—
Sales	(24,312)	(14,114)	—
Paydowns	(78,379)	(28,450)	—
Other	9,739	2,511	—
Fair value as of September 30, 2022	$94,461	$85,565	$—

Transfers out of Level 3

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis, except for assets and liabilities acquired during the period as described below. There were no transfers into Level 3 during the three and nine months ended September 30, 2022.

During the nine months ended September 30, 2022, transfers out of Level 3 liabilities related to securitization debt of consolidated CFEs. The transfer out of Level 3 was the result of achieving consensus pricing from third-party broker dealers who utilize market observable inputs to price the liabilities. Upon acquisition, the Company utilized unobservable pricing information and an internal discounted cash flows model to value the CFEs liabilities. The Company obtained

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

consensus broker dealers quotes as of September 30, 2022. For the CFEs liabilities acquired during the period, the transfer was presumed to occur immediately after the Acquisition Date.

As of December 31, 2021, there were no financial assets or liabilities measured using Level 3 inputs on a recurring basis.

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Other loss (income), net" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Financial Assets
Finance receivables of CFEs	$(3,930)	$(19,225)
Finance receivables at fair value	1,004	(7,248)
Beneficial interests in securitizations	(206)	(527)
Financial Liabilities
Debt of securitized VIEs	275	2,990
Total net loss included in other income	$(2,857)	$(24,010)

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of September 30, 2022	Finance Receivables of CFEs at Fair Value	Finance Receivable at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$100,802	$99,887
Aggregate fair value of finance receivables that are reported at fair value	$94,461	$85,565
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$1,420	$2,929
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$1,331	$2,235

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of September 30, 2022	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of debt of securitized VIEs	$98,484
Aggregate fair value of debt of securitized VIEs	$95,494

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of December 31, 2021, there were no financial assets or liabilities for which the fair value option was elected.

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

September 30,
2022
Carrying value	$210,729
Fair value	$214,572

As of December 31, 2021, the Company did not have any finance receivables held for sale.

Convertible Senior Notes: The fair value of the Notes, which are not carried at fair value on the accompanying consolidated balance sheets, was determined utilizing actual bids and offer prices of the Notes in markets that are not active and are classified within Level 2 of the fair value hierarchy.

	September 30,	December 31,
	2022	2021
Carrying value	$556,638	$610,618
Fair value	$175,925	$386,100

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the accompanying consolidated balance sheets, approximated their carrying value as of September 30, 2022 and are classified within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments on a Nonrecurring Basis

Assets and liabilities acquired as part of a business combination and goodwill attributable to each of the Company's reporting units are recorded at fair value on a nonrecurring basis. Refer to Note 5 – Acquisitions and Note 8 - Goodwill and Intangible Assets for additional information.

From time to time the Company may mark certain receivables classified as held for sale to fair value and classified as financial instruments recorded at fair value on a non-recurring basis. As of September 30, 2022 there were no material finance receivables that were marked to fair value on a non-recurring basis.

Note 17 — Restructuring Activities

On May 5, 2022, the Company approved the Realignment Plan, which was designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity.

During the second quarter of 2022, in connection with the Realignment Plan, the Company reduced headcount across the organization and closed its New York City, Detroit and several Sell Us Your Car® center facilities. Additionally,

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the Company streamlined TDA's operations and closed its service center. The service center is being repurposed to replace the reconditioning facility in Stafford, Texas.

During the third quarter of 2022, in connection with the Realignment Plan, the Company restructured its network of logistics hubs in order to align with reduced unit volume and its regional operating model. The Company also reduced headcount in its proprietary logistics operations and customer support team and closed one of its office locations in Houston, Texas.

The restructuring activities associated with the Realignment Plan were substantially completed during the second and third quarters of 2022.

The following table summarizes the components of the restructuring charges:

	Three months ended September 30,	Nine months ended September 30,
	2022	2022

Charges by Activity:
Severance and termination benefits (1)	$2,226	$7,172
Impairment of operating lease right-of-use assets (2)	1,017	4,424
Other costs (3)	—	1,176
Total Restructuring and Related Charges	$3,243	$12,772

(1) Severance and termination costs consist of severance costs provided to employees who have been terminated as well outplacement costs and COBRA benefits.

(2) Impairment of operating lease right-of-use assets consist of costs associated with planned facility closures of $1.0 million for the three months ended September 30, 2022 and $6.5 million, net of applicable sublease income of $2.1 million, for the nine months ended September 30, 2022, that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

(3) Other costs consist of legal expenses of $0.6 million incurred in connection with the Realignment Plan and acceleration of depreciation of property and equipment of $0.6 million related to the planned facility closures.

Severance and termination benefits and other costs are included in "Selling, general, and administrative expenses" and impairment of operating lease right-of-use assets are included in "Impairment charges" in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

The following table is a reconciliation of the beginning and ending restructuring liability for the nine months ended September 30, 2022:

Balance as of December 31, 2021	$—
Accrual and accrual adjustments	7,755
Cash payments	(5,702)
Balance as of September 30, 2022	$2,053

The restructuring liability for severance and termination benefits is reflected in "Accrued Expenses" in the condensed consolidated balance sheet as of September 30, 2022.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of September 30, 2022 and December 31, 2021, long-lived assets were predominantly located in the United States.

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

Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended September 30, 2022
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$225,441	$47,604	$40,654	$27,098	$340,797
Gross profit	$27,034	$(1,574)	$35,954	$5,917	$67,331

	Three Months Ended September 30, 2021
	Ecommerce	Wholesale	Retail Financing	All Other(1)	Total
Revenues from external customers	$701,678	$131,306	$—	$63,772	$896,756
Gross profit	$50,383	$2,103	$—	$5,603	$58,089

	Nine Months Ended September 30, 2022
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$1,222,436	$270,489	$120,005	$126,622	$1,739,552
Gross profit	$94,862	$(6,260)	$109,637	$17,089	$215,328

	Nine Months Ended September 30, 2021
	Ecommerce	Wholesale	Retail Financing	All Other(1)	Total
Revenues from external customers	$1,703,649	$377,438	$—	$168,677	$2,249,764
Gross profit	$131,859	$10,337	$—	$15,197	$157,393

(1)
The Company reclassified TDA revenue and TDA gross profit from the TDA reportable segment to the “All Other” category to conform to current year presentation.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The reconciliation between reportable segment gross profit to consolidated loss before provision for income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation to consolidated total revenue
Total reportable segment revenue	$313,699	$832,984	$1,612,930	$2,081,087
All Other revenues	27,098	63,772	126,622	168,677
Consolidated total revenue	$340,797	$896,756	$1,739,552	$2,249,764
Reconciliation to consolidated loss before provision for income taxes
Total reportable segment gross profit	$61,414	$52,486	$198,239	$142,196
All Other gross profit	5,917	5,603	17,089	15,197
Selling, general and administrative expenses	134,643	148,718	475,627	381,482
Depreciation and amortization	9,833	3,376	27,728	9,276
Impairment charges	1,017	—	206,127	—
Gain on debt extinguishment	(37,917)	—	(37,917)	—
Interest expense	9,704	7,028	28,617	14,720
Interest Income	(5,104)	(2,930)	(12,991)	(7,288)
Other loss (income), net	5,383	(10)	26,897	(58)
Consolidated loss before provision for income taxes	$(50,228)	$(98,093)	$(498,760)	$(240,739)

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

The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was (1.79)% and (0.03)%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 4.43% and (0.16)%, respectively. The increase in effective tax rate for the nine months ended September 30, 2022 was primarily driven by a deferred tax benefit recorded for the decrease of Valuation Allowance resulting from the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation) that occurred during the period, of $23.9 million.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

will be subject to Section 382 limitations. The Company is in the process of determining the amount of attributes that will be available for use.

The Company has not identified any uncertain tax positions as of September 30, 2022 and December 31, 2021.

On August 16, 2022, the Inflation Reduction Act (IRA) was signed into law. The IRA implements a new 15% corporate alternative minimum tax based on adjusted GAAP net income, an excise tax on repurchases of corporate stock and various clean energy credits. Based on the language of the IRA as enacted we do not expect there to have a material effect on the Company.

20. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2022	2021	2022	2021
Net loss	$(51,127)	$(98,122)	$(476,675)	$(241,118)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	138,118,679	136,766,015	137,817,839	136,256,901
Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.72)	$(3.46)	$(1.77)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of September 30,
	2022	2021
Convertible senior notes	10,132,119	11,158,722
Stock options	3,273,021	4,380,838
Restricted stock units	8,879,252	1,924,161
Total	22,284,392	17,463,721

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

Based on data from Cox Automotive, there were an estimated 40.5 million used vehicle transactions in 2021. The U.S. used automotive market is highly fragmented and ripe for disruption as an industry that is notorious for consumer dissatisfaction and has one of the lowest levels of ecommerce penetration. Industry reports estimate that ecommerce penetration will grow to as much as half of all used vehicle sales by 2030. Our platform, coupled with our national presence and brand, provides a significant competitive advantage versus local dealerships and regional players that lack nationwide reach and scalable technology, operations and logistics. The traditional auto dealers and peer-to-peer market do not offer consumers what we offer.

Recent Events

Convertible Note Repurchases

In September 2022, we repurchased $56.4 million in aggregate principal amount of our outstanding 0.75% unsecured Convertible Senior Notes due 2026 (the "Notes"), net of deferred issuance costs of $1.1 million, in open market transactions for $18.5 million. Subject to market conditions and availability, we may continue to opportunistically repurchase Notes from time to time to reduce our outstanding indebtedness at a discount.

Third-party Sales Support

As previously disclosed, in order to reduce costs and more closely manage our sales operations, we are insourcing a substantial portion of our telephone sales support that has been provided by third parties. During the third quarter, we engaged in discussions with our primary telephone sales support provider regarding an approach to winding down the existing relationship. In August 2022, our third-party provider significantly reduced its staff dedicated to our sales operations.

The reduced staffing in our outsourced sales operations had an impact on our unit sales volume in the third quarter and is expected to have an impact on our unit sales volume in the fourth quarter as we transition away from the third-party provider. Nevertheless, we do not expect this transition to have a long-term impact on our sales volume, financial condition and results of operations as we reduce costs by expanding our internal sales force and leveraging our existing relationships with other sales partners, consistent with our long-term strategy to optimize our cost structure.

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

In addition, as we executed on our Realignment Plan, we continued to accelerate the development of UACC as a captive financing operation, giving us the ability to better serve our customers across the credit spectrum, drive enhanced unit economics and improve our overall customer experience.

In connection with the Realignment Plan, we incurred expenses of approximately $2.2 million and $7.2 million for the three and nine months ended September 30, 2022, respectively, consisting primarily of severance and other related personnel reduction costs across our organization, including our logistics, reconditioning, and customer support team. Additionally, we recognized approximately $1.1 million and $4.4 million of lease impairment charges for the three and nine months ended September 30, 2022, respectively, related to closing physical office locations in New York, Detroit, and Houston as well as Sell Us Your Car® centers.

During the second quarter of 2022, we continued our strategic analysis of the operations at the TDA store location and decided to further streamline those operations and close the TDA service center. We are repurposing the service center to replace our reconditioning facility in Stafford, Texas, which we believe better aligns our proprietary reconditioning operations in the Houston market with our reduced unit sales volume, reduces our lease and operating expenses and provides an improved work environment for our employees.

The restructuring activities associated with the Realignment Plan were substantially completed during the second and third quarters of 2022. We will continue to reevaluate the optimization of our operations in the future in order to prioritize unit economics, reduce operating expenses, and maximize liquidity.

We expect to achieve approximately $135.0 to $165.0 million of cost reductions and operating improvements across our operations for 2022, when compared to the first quarter annualized, as a result of the Realignment Plan.

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

UACC Acquisition

On February 1, 2022 (the "Acquisition Date"), we completed the acquisition (the "UACC Acquisition") of 100% of Unitas Holdings Corp., including its wholly owned subsidiaries United PanAm Financial Corp. and United Auto Credit Corporation ("UACC"). Unitas Holdings Corp. (now known as Vroom Finance Corporation), United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and UACC, as well as their other subsidiaries, are now our wholly owned subsidiaries. This acquisition accelerates our strategy of establishing a captive financing arm and underwriting vehicle financing for our customers, the results of which are included within the Ecommerce reporting segment. UACC will also continue its current operations with its network of third-party dealership customers, which we intend to continue growing, including the purchases and servicing of vehicle installment contracts, which constitutes a separate reporting segment — Retail Financing. The cash consideration paid was approximately $315.4 million.

We believe that, over time, the UACC platform will unlock the benefits of our captive finance strategy and enable us to expand our penetration of sales to customers across the credit spectrum, enhance aggregate gross profit and GPPU, and leverage our fixed cost base. In addition, we expect loans originated by UACC to be funded through warehouse credit facilities and, subject to market conditions, sold via securitization transactions, such as those completed in February and July 2022, and whole loan sales under forward flow arrangements. This originate-to-sell strategy is designed to achieve the benefits of a captive financing operation while maintaining an asset-light funding strategy.

Our Model

We generate revenue through the sale of used vehicles, vehicle financing and value-added products. We sell vehicles directly to consumers primarily through our Ecommerce segment as a licensed dealer.

As a result of the UACC Acquisition on February 1, 2022, we are developing a captive financing operation for Vroom customers, which will enable us to provide our customers with expanded financing solutions across the credit spectrum and an enhanced customer experience, while generating improved unit economics. We also expect to generate ecommerce product revenue through interest income on UACC's finance receivables held for sale generated by loans provided to Vroom customers and UACC’s sale of such finance receivables in securitization transactions or forward flow arrangements. Additionally, we expect UACC to continue to purchase and service finance receivables originated by its network of third-party dealership customers and generate finance revenue, including interest income as well as gain on sale related to these finance receivables. Over time, we intend to grow the third-party dealership network and business.

We also sell vehicles through wholesale channels, which provide a revenue source for vehicles that do not meet our Vroom retail sales criteria. Additionally, we generate revenue through the retail sale of used vehicles and value-added products at TDA.

For the three months ended September 30, 2022, our Ecommerce, Wholesale, and Retail Financing segments represented 66.2%, 14.0%, and 11.9% of our total revenue, respectively. For the nine months ended September 30, 2022, our Ecommerce, Wholesale, and Retail Financing segments represented 70.3%, 15.5%, and 6.9% of our total revenue, respectively.

Our retail gross profit consists of two components: Vehicle Gross Profit and Product Gross Profit. Vehicle Gross Profit is calculated as the aggregate retail sales price for all vehicles sold to customers along with delivery fee revenue and document fees received from customers, less the aggregate cost to acquire such vehicles, the aggregate cost of inbound transportation for such vehicles to our vehicle reconditioning centers, which we refer to as VRCs, and the aggregate cost of reconditioning such vehicles for sale. Product Gross Profit consists of fees earned on vehicle financing originated by our third-party financing sources and any third-party value-added products sold as part of a vehicle sale. Because we are paid fees on the third-party financing and other value-added products we sell, our gross profit on such products is equal to the revenue we generate. Starting in the second quarter of 2022, Product Gross Profit also includes interest income earned on finance receivables held for sale from Vroom customers that we originate through UACC to finance the vehicles we sell. It also includes gain on sales of those finance receivables once sold in a securitization transaction or forward flow arrangement. See “—Key Operating and Financial Metrics.”

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

Vehicle Reconditioning

Before a vehicle is listed for retail sale on our platform, it undergoes a thorough reconditioning process in order to meet our Vroom retail sales criteria. The efficiency of this reconditioning process is a key element in our ability to grow profitably. To recondition vehicles, we rely on a combination of our Vroom-owned vehicle reconditioning centers ("VRCs") along with a network of VRCs owned and operated by third parties. In February 2022, Adesa U.S. ("Adesa"), one of our third-party VRC providers and host of a number of our last-mile hubs, communicated its intent to discontinue its third-party reconditioning services with us as it was being acquired by a competitor. We replaced Adesa's capacity with capacity at our other existing providers. In the second quarter of 2022, we took further action to right-size the staffing of our proprietary reconditioning operations as well as to optimize the number of third-party reconditioning partner locations to align with a focus on reduced unit sales volume, resulting in a further reduction in headcount. We are also in the process of relocating the reconditioning facility in Stafford, Texas to the former service center at the TDA store location.

We are exploring the possibility of opening an additional proprietary VRC in the Atlanta area, utilizing a capital efficient strategy. We believe that opening a second proprietary VRC in the Atlanta area would enable us to optimize our reconditioning capacity, obtain greater control over our reconditioning operations, and support our regional operating model. Going forward, we will continue to seek to optimize the combination of strategic and geographically dispersed proprietary and third-party VRCs. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to optimize our reconditioning capacity to satisfy increasing demand.”

Logistics Network

As we scaled our business, we not only added proprietary line-haul capability, but also built our third-party logistics network nationally through the development of strategic carrier arrangements with national haulers and consolidated our carrier base into dedicated operating regions. This combination of proprietary and focused third-party service allowed us to focus on improving the quality and reliability of our logistics operations and enhancing of our customer experience. We have prioritized investment in our last mile hub delivery operations, where we can have the greatest impact on the customer experience, and invested in short-haul vehicles to make regional deliveries from our last mile hubs and line-haul vehicles for hub-to-hub shipments on high-volume routes. We are also continuing to invest in our processes and technology to remove inefficiencies, automate processes and improve our customer experience. We also took further action to optimize our proprietary logistics operations in order to align with reduced unit sales volume, which resulted in a further reduction in headcount, as well as the restructuring of our network of logistics operations. Consistent with the continued development of our regional operating model, we intend to strategically combine the operation of our proprietary fleet with the use of third-party carriers, as well as synchronize our end-to-end supply chain to increase sales velocity and optimize flow of our inventory. We believe these initiatives will enable us to reduce logistics costs per mile, improve our inventory turnover and provide the highest level of customer service. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to optimize our logistics network.”

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

Other Value-Added Products

We generate revenue by earning fees for selling value-added products to customers in connection with vehicle sales. Currently, our other third-party value-added product offerings consist of protection products, such as vehicle service contracts, GAP protection and tire and wheel coverage. We intend to introduce additional value-added products over time that will be attractive to our customers and drive revenue and profitable growth. We expect that both expanded product offerings and increased attachment rates in value-added product sales will have a positive impact on our profitability. See “—Other Key Factors and Trends Affecting our Operating Results—Ability to increase and better monetize other value-added products.”

Our Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (66.2% and 70.3% of total revenue for the three and nine months ended September 30, 2022): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•
Wholesale (14.0% and 15.5% of total revenue for the three and nine months ended September 30, 2022): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
Retail Financing (11.9% and 6.9% of total revenue for the three and nine months ended September 30, 2022): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

As part of the Realignment Plan, initiated in the second quarter of 2022, we streamlined TDA's operations and closed our service center. We also reevaluated our reporting segments based on relative revenue and gross profit and significance in our long term strategy. As a result of the quantitative analysis, we determined TDA should no longer be reported as a separate segment.

Gross profit is defined as revenue less cost of sales for each segment. Reflected below is a summary of segment revenue and segment gross profit for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021(1)	2022	2021(1)

	(in thousands)		(in thousands)
Revenue:
Ecommerce	$225,441	$701,678	$1,222,436	$1,703,649
Wholesale	47,604	131,306	270,489	377,438
Retail Financing	40,654	—	120,005	—
All Other	27,098	63,772	126,622	168,677
Total revenue	$340,797	$896,756	$1,739,552	$2,249,764
Gross profit (loss):
Ecommerce	$27,034	$50,383	$94,862	$131,859
Wholesale	(1,574)	2,103	(6,260)	10,337
Retail Financing	35,954	—	109,637	—
All Other	5,917	5,603	17,089	15,197
Total gross profit	$67,331	$58,089	$215,328	$157,393

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Ecommerce units sold	6,428	19,683	35,134	53,455
Vehicle Gross Profit per ecommerce unit	$2,267	$1,315	$1,314	$1,360
Product Gross Profit per ecommerce unit	1,939	1,245	1,386	1,107
Total Gross Profit per ecommerce unit	$4,206	$2,560	$2,700	$2,467
Average monthly unique visitors	1,647,920	2,236,168	1,989,962	1,845,302
Ecommerce average days to sale	186	68	118	73

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

EBITDA, Adjusted EBITDA, and Adjusted EBITDA excluding securitization gain

We calculate EBITDA as net loss before interest expense, interest income, income tax expense and depreciation and amortization expense and we calculate Adjusted EBITDA as EBITDA adjusted to exclude realignment costs, acquisition related costs, change in fair value of finance receivables, goodwill impairment charge, gain on debt extinguishment and other costs, which relate to the write off of the upfront shares issued as part of the Rocket agreement and previously recognized within "Other assets". Changes in fair value of finance receivables can fluctuate significantly from period to period and relate primarily to historical loans and debt which have been securitized, and acquired on February 1, 2022 from UACC. Our ongoing business model is to originate or purchase finance receivables with the intent to sell which we recognize at the lower of cost or fair value. Therefore, these historical finance receivables acquired, which are accounted for under the fair value option, will experience fluctuations in value from period to period. We believe it is appropriate to remove this temporary volatility from our Adjusted EBITDA results to better reflect our ongoing business model. Additionally, these historical finance receivables acquired from UACC are expected to run-off within approximately 12 months. We calculate Adjusted EBITDA excluding securitization gain as Adjusted EBITDA adjusted to exclude the securitization gain from the sale of UACC's finance receivables as it provides a useful perspective on the underlying operating results and trends as well as a means to compare our period-over-period results. The following table presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA excluding securitization gain to net loss, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net loss	$(51,127)	$(98,122)	$(476,675)	$(241,118)
Adjusted to exclude the following:
Interest expense	9,704	7,028	28,617	14,720
Interest income	(5,104)	(2,930)	(12,991)	(7,288)
Provision (benefit) for income taxes	899	29	(22,085)	379
Depreciation and amortization	9,995	3,469	28,005	9,497
EBITDA	$(35,633)	$(90,526)	$(455,129)	$(223,810)
Realignment costs	$3,243	$—	$12,772	$—
Acquisition related costs	—	3,412	5,653	3,412
Change in fair value of finance receivables	(3,012)	—	4,455	—
Goodwill impairment charge	—	—	201,703	—
Gain on debt extinguishment	(37,917)	—	(37,917)	—
Other	—	—	2,127	—
Adjusted EBITDA	$(73,319)	$(87,114)	$(266,336)	$(220,398)
Securitization gain	(15,972)	—	$(45,589)	—
Adjusted EBITDA excluding securitization gain	$(89,291)	$(87,114)	$(311,925)	$(220,398)

Non-GAAP net loss, Non-GAAP net loss excluding securitization gain, Non-GAAP net loss per share, and Non-GAAP net loss per share excluding securitization gain

We calculate Non-GAAP net loss as net loss adjusted to exclude realignment costs, acquisition related costs, change in fair value of finance receivables, goodwill impairment charge, gain on debt extinguishment and other costs, which relate to the write off of the upfront shares issued as part of the Rocket agreement and previously recognized within "Other assets". We calculate Non-GAAP net loss per share as Non-GAAP net loss divided by weighted average number of shares outstanding. We calculate Non-GAAP net loss excluding securitization gain as Non-GAAP net loss adjusted to exclude the securitization gain from the sale of UACC's finance receivables. We calculate Non-GAAP net loss per share excluding securitization gain as Non-GAAP net loss excluding securitization gain divided by weighted average number of shares outstanding. The following table presents a reconciliation of Non-GAAP net loss, Non-GAAP net loss excluding securitization gain, Non-GAAP net loss per share, and Non-GAAP net loss per share excluding securitization gain to net loss and net loss per share, which are the most directly comparable U.S. GAAP measures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Net loss	$(51,127)	$(98,122)	$(476,675)	$(241,118)
Net loss attributable to common stockholders	$(51,127)	$(98,122)	$(476,675)	$(241,118)
Add: Realignment costs	3,243	—	12,772	—
Add: Acquisition related costs	—	3,412	5,653	3,412
Add: Change in fair value of finance receivables	(3,012)	—	4,455	—
Add: Goodwill impairment charge	—	—	201,703	—
Subtract: Gain on debt extinguishment	(37,917)	—	(37,917)	—
Add: Other	—	—	2,127	—
Non-GAAP net loss	$(88,813)	$(94,710)	$(287,882)	$(237,706)
Subtract: Securitization gain	(15,972)	—	(45,589)	—
Non-GAAP net loss excluding securitization gain	$(104,785)	$(94,710)	$(333,471)	$(237,706)

Weighted-average number of shares outstanding used to compute net loss per share, basic and diluted	138,118,679	136,766,015	137,817,839	136,256,901

Net loss per share, basic and diluted	$(0.37)	$(0.72)	$(3.46)	$(1.77)
Impact of realignment costs	0.02	—	0.09	—
Impact of acquisition related costs	—	0.02	0.04	0.03
Impact of change in fair value of finance receivables	(0.02)	—	0.03	—
Impact of goodwill impairment charge	—	—	1.46	—
Impact of gain on debt extinguishment	(0.27)	—	(0.28)	—
Impact of other	—	—	0.02	—
Non-GAAP net loss per share, basic and diluted	$(0.64)	$(0.70)	$(2.10)	$(1.74)
Impact of securitization gain	(0.12)	—	(0.33)	—
Non-GAAP net loss per share excluding securitization gain, basic and diluted	$(0.76)	$(0.70)	$(2.43)	$(1.74)

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

Increased conversion and consumer sourcing also depends on our ability to provide the necessary customer support and sales support. Our ongoing investment in our customer experience operations includes investments in processes and technology. We are continuing to invest in our processes, including optimizing our sales channels using internal and outsourced resources, in order to remove friction and increase transaction flow, and in technology to automate and improve our customer experience, reduce costs per transaction and to drive conversion and consumer sourcing.

As previously disclosed, in order to reduce costs and more closely manage our sales operations, we are insourcing a substantial portion of our telephone sales support that has been provided by third parties. During the third quarter, we engaged in discussions with our primary telephone sales support provider regarding an approach to winding down the existing relationship. In August 2022, our third-party provider significantly reduced its staff dedicated to our sales operations.

The reduced staffing in our outsourced sales operations had an impact on our unit sales volume in the third quarter and is expected to have an impact on our unit sales volume in the fourth quarter as we transition away from the third-party provider. Nevertheless, we do not expect this transition to have a long-term impact on our sales volume, financial condition and results of operations as we reduce costs by expanding our internal sales force and leveraging our existing relationships with other sales partners, consistent with our long-term roadmap to optimize our cost structure.

In order to address the operational challenges created by our rapid growth over the past two years, including delays in titling and registering vehicles purchased by our customers, we have undertaken various initiatives. These initiatives include increased digitization and electronic transmission of transaction documents and implementation of our digital title vault to ensure that titles are quality checked and vaulted prior to listing. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they have resulted in, among other things, an increase in the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. As we improve the customer experience and drive efficiency in transaction processing, we expect that we will attract more visitors, improve conversion, drive greater sales and increase the percentage of vehicles sourced from consumers. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ experience, our business, financial condition and results of operations could be materially and adversely affected. See “Risks Related to Our Growth and Strategy—Our recent, rapid growth is not indicative of our short-term strategy under our Realignment Plan and, when we return to rapid growth, we may not be able to manage our growth effectively.”

During the third quarter of 2022, we reduced headcount of our customer support team, as we continue to make progress on our initiatives to address the operational challenges created by our rapid growth, optimize our operations and align with reduced unit sales volume.

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

We strategically source inventory from consumers, auctions, rental car companies, OEMs and dealers. For the three and nine months ended September 30, 2022, vehicles sourced from consumers represent approximately 86% and 78% of our retail inventory sold, respectively. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels and strive to source vehicles in a way that maximizes our average gross profit per unit and improves our unit economics. For example, purchasing vehicles at third-party auctions is competitive and, consequently, vehicle prices at third-party auctions tend to be higher than vehicle prices for vehicles sourced directly from consumers. Accordingly, as part of our sourcing strategy, we have strategically increased the percentage of vehicle sales that we source from consumers.

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

We intend to optimize reconditioning capacity and operational efficiency through third-party VRC locations and additional proprietary VRCs. Our use of third-party VRCs to recondition vehicles allows us to avoid additional capital expenditures, quickly adjust capacity, maintain greater operational flexibility and broaden our geographic footprint to drive lower logistics costs. Proprietary VRCs will enable us to have increased control over our reconditioning operations, increase capacity as we scale, and support our regional operating model. In February 2022, Adesa, one of our third-party VRC providers and host of a number of our last-mile hubs, communicated its intent to discontinue its third-party reconditioning services with us as it was being acquired by a competitor. We replaced Adesa's capacity with capacity at our other existing providers. In the second quarter of 2022, we took further action to right-size the staffing of our proprietary reconditioning operations as well as optimize the number of third-party reconditioning partner locations to align with our reduced unit sales volume, resulting in a further reduction in headcount. We are also in the process of relocating our reconditioning facility from Stafford, Texas to the former service center at the TDA store location which we believe better aligns our proprietary reconditioning operations in the Houston market with our reduced unit sales volume, reduces our lease and operating expenses and provides an improved work environment for our employees.

We are exploring the possibility of opening an additional proprietary VRC in the Atlanta area, utilizing a capital efficient strategy. Going forward, we will continue to seek to optimize the combination of strategic and geographically dispersed proprietary and third-party VRCs.

We leverage our data analytics and deep industry experience to strategically select VRC locations where we believe there is the highest supply and demand for our vehicles and enable us to leverage a regional operating model.

Ability to optimize our logistics network

As we scaled our business, we not only added proprietary line-haul capability, but also built our third-party logistics network nationwide through the development of strategic carrier arrangements with national haulers and the consolidation of our carrier base into a smaller number of carriers in dedicated operating regions. We expect that these enhanced logistics operations, combined with the expansion of strategically located VRCs, will drive efficiency in our logistics operations. We have been accelerating our strategy to optimize our hybrid approach by focusing on improving the quality and reliability of our logistics operations and enhancing our customer experience. We have prioritized investment in our last mile hub delivery operations, where we can have the greatest impact on the customer experience, and invested in short-haul vehicles to make regional deliveries from our last mile hubs, and line-haul vehicles for hub-to-hub shipments on high-volume routes. We are also continuing to invest in our processes and technology to remove inefficiencies, automate processes and improve our customer experience. We took further action to optimize our proprietary logistics operations in order to align with reduced unit sales volume, which resulted in a further reduction in headcount, as well as the restructuring of our network of logistics operations. Consistent with the continued development of our regional operating model, we intend to strategically combine the operation of our proprietary fleet with the use of third-party carriers, as well as synchronize our end-to-end supply chain to increase sales velocity and optimize flow of our inventory. We believe these initiatives will enable us to reduce logistics costs per mile, improve our inventory turnover and provide the highest level of customer service. We expect that optimizing our logistics network through this hybrid approach will result in improved unit economics, increased profitability and an enhanced customer experience.

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

Ability to increase and better monetize value-added products

Our offering of value-added products in addition to vehicle financing is an integral part of providing a seamless vehicle-buying experience to our customers. We sell our protection products through our strategic relationships with third parties who bear the incremental risks associated with the underwriting of such protection products. Additionally, through our on-going data analytics, experimentation and further development of our ecommerce technology, we expect to increase attachment rates of our existing protection products while finding new opportunities to include additional protection products, as well as other value-added products. Because we are paid fees on value-added products we sell, our gross profit is equal to the revenue we generate on such sales. As a result, such sales help drive total gross profit per unit. We intend to increase the breadth and variety of value-added products offered to customers over time and improve attachment rates to our vehicle sales.

Seasonality

Used vehicle sales have historically been seasonal. The used vehicle industry typically experiences an increase in sales early in the calendar year and reaches its highest point late in the first quarter and early in the second quarter. Vehicle sales then level off through the rest of the year, with the lowest level of sales in the fourth quarter. This seasonality has historically corresponded with the timing of income tax refunds, which are an important source of funding for vehicle purchases. Additionally, used vehicles depreciate at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. While 2021 did not follow typical market depreciation trends, in the third quarter of 2022, there was a return to seasonal depreciation in both the wholesale and retail markets. In particular, the wholesale market experienced above average depreciation as compared to pre-pandemic levels. See “Risk Factors—Risks Related to Our Financial Condition and Results of Operations—We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business.”

Macroeconomic Factors

Both the United States and global economies are experiencing a sustained inflationary environment and the Federal Reserve’s efforts to tame inflation have led to, and may continue to lead to, increased interest rates, which affects automotive finance rates, reducing discretionary spending and making vehicle financing more costly and less accessible to many consumers, as well as a potential economic recession. Moreover, Russia’s invasion of Ukraine has increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil supply and demand, which in turn has increased the volatility of oil and natural gas prices. A significant escalation or expansion of economic disruption could continue to disrupt our supply chain, broaden inflationary costs, and could have a material adverse effect on our results of operations. We will continue to actively monitor and develop responses to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our business throughout the remainder of 2022 and into 2023.

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

The number of units sold depends on the volume of inventory and the selection of vehicles listed on our ecommerce platform, our ability to attract new customers, our brand awareness, our ability to expand our reconditioning operations and logistics network, and our ability to provide adequate sales and sales support to service our demand.

ASP depends primarily on our acquisition and pricing strategies, retail used vehicle market prices, our average days to sale and our reconditioning and logistics costs.

As a data-driven company, we acquire inventory based upon demand predicted by our data analytics. While we expect ASP to fluctuate in the short-term as a result of market conditions, our long-term strategy continues to move us towards lower-priced inventory, which we expect will result in a lower ASP. The UACC Acquisition will enable us to expand our automotive financing solutions across the credit spectrum and we expect to increase our offering of lower-price-point vehicles to take advantage of those capabilities.

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

Product revenue

We generate revenue by earning fees on sales of third-party financing, financing vehicle sales through UACC, and sales of value-added products to our customers in connection with vehicle sales, such as vehicle service contracts, GAP protection and tire and wheel coverage.

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

As a result of the UACC Acquisition, we also generate ecommerce product revenue from receivables generated by financing provided to Vroom customers through our captive financing operation. We earn interest income on such finance receivables held for sale and receive proceeds from the sale of such finance receivables in securitization transactions or forward flow arrangements. We will account for sales of these finance receivables in accordance with ASC Topic 860, Transfers and Servicing of Financial Assets ("ASC 860"). In order for transfers of the finance receivables to qualify as sales, the finance receivables being transferred must be legally isolated, may not be constrained by restrictions from further transfer, and must be deemed to be beyond our control. Depending on market conditions, we intend to structure future securitization transactions to qualify for sale accounting, similar to the 2022-1 securitization transaction completed in February 2022 and the 2022-2 securitization transaction completed in July 2022, for which the gain on sale was recorded in “Finance revenue”, as discussed below. The gain on sales recorded in "Product revenue" for the three and nine months ended September 30, 2022 were immaterial. The revenue we are able to generate from these sales will be dependent on the number of finance receivables UACC originates with our customers, the average principal balance of the finance receivables, the credit quality of the portfolio, and the price at which they are sold in securitization transactions or through forward flow arrangements.

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

In February and July 2022, UACC completed the 2022-1 and 2022-2 securitization transactions, which qualified as sales, therefore we recorded a gain on the sale of the finance receivables. The amount of the gain is equal to the fair value of the net proceeds received less the carrying amount of the finance receivables. Subject to market conditions, we intend to structure future securitization transactions similar to the 2022-1 and 2022-2 securitizations and account for them as sales.

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced. Fees are earned monthly at an annual rate of approximately 4% for the 2022-1 securitization and 3.5% for the 2022-2 securitization of the outstanding principal balance of the finance receivables serviced.

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

Impairment Charges

Impairment charges represent an impairment charge in the first quarter of 2022 to write down the carrying amount of goodwill to fair value and lease impairment charges in the second and third quarters of 2022, related to closing physical office locations and Sell Us Your Car® centers.

Gain on debt extinguishment

Gain on debt extinguishment represents the gain recognized from the repurchase of a portion of our outstanding Convertible Senior Notes due 2026 (the "Notes") in open-market transactions during the third quarter of 2022.

Interest expense

Our interest expense primarily includes (i) interest expense related to our vehicle floorplan facility with Ally Bank and Ally Financial (the "2020 Vehicle Floorplan Facility"), as discussed below, which is used to finance our inventory, (ii)

interest expense on our Notes, and (iii) interest expense on UACC's Warehouse Credit Facilities, which is used to fund our finance receivables.

Interest Income

Interest income primarily represents interest credits earned on cash deposits maintained in relation to our 2020 Vehicle Floorplan Facility as well as interest earned on cash and cash equivalents.

Other Loss (Income)

Other loss (income) primarily represents unrealized losses (gains) on finance receivables at fair value and beneficial interests in securitizations.

Results of Operations

The following table presents our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change

	(in thousands)			(in thousands)
Revenue:
Retail vehicle, net	$234,353	$735,716	(68.1)%	$1,283,263	$1,798,155	(28.6)%
Wholesale vehicle	47,604	131,306	(63.7)%	270,489	377,438	(28.3)%
Product, net	13,181	26,544	(50.3)%	51,954	64,422	(19.4)%
Finance	40,654	—	100.0%	120,005	—	100.0%
Other	5,005	3,190	56.9%	13,841	9,749	42.0%
Total revenue	340,797	896,756	(62.0)%	1,739,552	2,249,764	(22.7)%
Cost of sales:
Retail vehicle	218,726	708,071	(69.1)%	1,234,138	1,720,974	(28.3)%
Wholesale vehicle	49,178	129,203	(61.9)%	276,749	367,101	(24.6)%
Finance	4,699	—	100.0%	10,368	—	100.0%
Other	863	1,393	(38.0)%	2,969	4,296	(30.9)%
Total cost of sales	273,466	838,667	(67.4)%	1,524,224	2,092,371	(27.2)%
Total gross profit	67,331	58,089	15.9%	215,328	157,393	36.8%
Selling, general and administrative expenses	134,643	148,718	(9.5)%	475,627	381,482	24.7%
Depreciation and amortization	9,833	3,376	191.3%	27,728	9,276	198.9%
Impairment charges	1,017	—	100.0%	206,127	—	100.0%
Loss from operations	(78,162)	(94,005)	16.9%	(494,154)	(233,365)	111.8%
Gain on debt extinguishment	(37,917)	—	100.0%	(37,917)	—	100.0%
Interest expense	9,704	7,028	38.1%	28,617	14,720	94.4%
Interest income	(5,104)	(2,930)	74.2%	(12,991)	(7,288)	78.3%
Other loss (income), net	5,383	(10)	(53,930.0)%	26,897	(58)	(46,474.1)%
Loss before provision for income taxes	(50,228)	(98,093)	48.8%	(498,760)	(240,739)	107.2%
Provision (benefit) for income taxes	899	29	3,000.0%	(22,085)	379	(5,927.2)%
Net loss	$(51,127)	$(98,122)	47.9%	$(476,675)	$(241,118)	97.7%

Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (66.2% and 70.3% of total revenue for the three and nine months ended September 30, 2022): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales.

•
Wholesale (14.0% and 15.5% of total revenue for the three and nine months ended September 30, 2022): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
Retail Financing (11.9% and 6.9% of total revenue for the three and nine months ended September 30, 2022): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

Three Months Ended September 30, 2022 and 2021

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	6,428	19,683	(13,255)	(67.3)%
Ecommerce revenue:
Vehicle revenue	$212,980	$677,170	$(464,190)	(68.5)%
Product revenue	12,461	24,508	(12,047)	(49.2)%
Total ecommerce revenue	$225,441	$701,678	$(476,237)	(67.9)%
Ecommerce gross profit:
Vehicle gross profit	$14,573	$25,875	$(11,302)	(43.7)%
Product gross profit	12,461	24,508	(12,047)	(49.2)%
Total ecommerce gross profit	$27,034	$50,383	$(23,349)	(46.3)%
Average vehicle selling price per ecommerce unit	$33,133	$34,404	$(1,271)	(3.7)%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$2,267	$1,315	$952	72.4%
Product gross profit per ecommerce unit	1,939	1,245	694	55.7%
Total gross profit per ecommerce unit	$4,206	$2,560	$1,646	64.3%
Ecommerce average days to sale	186	68	118	173.5%

Ecommerce units

Ecommerce units sold decreased 13,255, or 67.3%, from 19,683 for the three months ended September 30, 2021 to 6,428 for the three months ended September 30, 2022. This decrease was driven by our strategic decision to prioritize unit economics over unit sales volume, a reduction in third-party sales support staff, which put pressure on servicing our demand, as well as macroeconomic factors.

Ecommerce average days to sale increased from 68 days for the three months ended September 30, 2021 to 186 days for the three months ended September 30, 2022. We have undertaken various initiatives to address the operational challenges created by our rapid growth over the past two years. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they resulted in an increase in, among other things, the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. We expect Ecommerce average days to sale to improve over time.

Vehicle Revenue

Ecommerce vehicle revenue decreased $464.2 million, or 68.5%, from $677.2 million for the three months ended September 30, 2021 to $213.0 million for the three months ended September 30, 2022. The decrease in ecommerce vehicle revenue was primarily attributable to the 13,255 decrease in ecommerce units sold, which decreased vehicle revenue by $456.0 million, and a decrease in ASP per unit, which decreased from $34,404 for the three months ended September 30, 2021 to $33,133 for the three months ended September 30, 2022 and decreased vehicle revenue by $8.2 million.

The decrease in ASP per unit was primarily due to the return of seasonal depreciation trends in the third quarter of 2022, while 2021 did not follow typical market depreciation trends. Although we expect ASP to fluctuate in the short-term as a result of market conditions, our long-term strategy is expected to move us toward lower-priced inventory, which would result in a lower ASP. Furthermore, as the UACC Acquisition begins to enable us to expand our automotive financing solutions across the credit spectrum, and we expect to increase our offering of lower-price-point vehicles to take advantage of those capabilities.

Product Revenue

Ecommerce product revenue decreased $12.0 million, or 49.2%, from $24.5 million for the three months ended September 30, 2021 to $12.5 million for the three months ended September 30, 2022. The decrease in ecommerce product revenue was primarily attributable to the 13,255 decrease in ecommerce units sold, which decreased product revenue by $16.5 million, partially offset by a $694 increase in product revenue per unit, which increased product revenue by $4.5 million. Product revenue per unit increased from $1,245 for the three months ended September 30, 2021 to $1,939 for the three months ended September 30, 2022, primarily due to interest income earned on finance receivables from Vroom customers originated or serviced by UACC. While in the long term we expect ecommerce product revenue will grow driven by the captive financing offered by UACC, the introduction of new value-added products and increased attachment rates, in the short term the growth will be offset by our strategic decision to reduce ecommerce units sales as discussed above.

Vehicle Gross Profit

Ecommerce vehicle gross profit decreased $11.3 million, or 43.7%, from $25.9 million for the three months ended September 30, 2021 to $14.6 million for the three months ended September 30, 2022. The decrease in vehicle gross profit was primarily attributable to the 13,255 decrease in ecommerce units sold, which decreased vehicle gross profit by $17.4 million, partially offset by a $952 increase in vehicle gross profit per unit, which increased vehicle gross profit by $6.1 million. Vehicle gross profit per unit increased from $1,315 for the three months ended September 30, 2021 to $2,267 for the three months ended September 30, 2022, primarily driven by higher sales margin (sales price less purchase price of vehicles sold), a lower inventory reserve as a result of a decrease in inventory levels, and higher shipping fees as a result of new variable shipping fee arrangements, partially offset by higher reconditioning costs per unit related to an increased mix of higher mileage vehicles along with significant parts inflation.

As we continue to make progress on our initiatives to address the operational challenges created by our rapid growth over the past two years, we expect a higher portion of our unit sales over the balance of the year to be from aged inventory as we obtain titles for vehicles not previously listed for sale. Coupled with declining used vehicle prices across the market, we expect this to negatively impact our sales margin.

Product Gross Profit

Ecommerce product gross profit decreased $12.0 million, or 49.2%, from $24.5 million for the three months ended September 30, 2021 to $12.5 million for the three months ended September 30, 2022. The decrease in ecommerce product gross profit was primarily attributable to the 13,255 decrease in ecommerce units sold, which decreased product gross profit by $16.5 million, partially offset by a $694 increase in product revenue per unit, which increased product revenue by $4.5 million. Product gross profit per unit increased from $1,245 for the three months ended September 30, 2021 to $1,939 for the three months ended September 30, 2022, primarily due to interest income earned on finance receivables from Vroom customers originated or serviced by UACC. While in the long term we expect ecommerce product gross profit will grow driven by the captive financing offered by UACC, the introduction of new value-added products and increased attachment rates, in the short term the growth will be offset by our strategic decision to reduce ecommerce units sales as discussed above.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	3,128	9,760	(6,632)	(68.0)%
Wholesale revenue	$47,604	$131,306	$(83,702)	(63.7)%
Wholesale gross (loss) profit	$(1,574)	$2,103	$(3,677)	(174.8)%
Average selling price per unit	$15,219	$13,453	$1,766	13.1%
Wholesale gross (loss) profit per unit	$(503)	$215	$(718)	(334.0)%

Wholesale Units

Wholesale units sold decreased 6,632, or 68.0%, from 9,760 for the three months ended September 30, 2021 to 3,128 for the three months ended September 30, 2022, primarily driven by a decrease in wholesale units purchased from consumers and a lower number of trade-in vehicles associated with the decrease in the number of ecommerce units sold.

Wholesale Revenue

Wholesale revenue decreased $83.7 million, or 63.7%, from $131.3 million for the three months ended September 30, 2021 to $47.6 million for the three months ended September 30, 2022. The decrease was primarily attributable to the 6,632 decrease in wholesale units sold, which decreased wholesale revenue by $89.2 million, partially offset by a higher ASP per wholesale unit, which increased wholesale revenue by $5.5 million.

Wholesale Gross (Loss) Profit

Wholesale gross profit of $2.1 million for the three months ended September 30, 2021 decreased by $3.7 million to gross loss of $1.6 million for the three months ended September 30, 2022. The decrease was primarily attributable to a $718 decrease in wholesale gross loss per unit, which decreased wholesale gross loss by $2.2 million, primarily driven by lower sales margins, as well as the 6,632 decrease in wholesale units sold, which decreased wholesale gross loss by $1.5 million. In the third quarter of 2021 there was significant appreciation in the wholesale market, which positively impacted sales margins.

Retail Financing

The following table presents our Retail Financing segment results of operations for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(in thousands)
Retail Financing revenue	$40,654	$—	$40,654	100.0%
Retail Financing gross profit	$35,954	$—	$35,954	100.0%

Retail Financing Revenue

Retail Financing revenue was $40.7 million for the three months ended September 30, 2022 and included a gain on sale of $16.0 million on the 2022-2 securitization transaction, interest income of $16.0 million earned on finance receivables with third-party dealership customers, servicing income of $4.8 million, and vehicle protection product income net of cancellations.

Retail Financing Gross Profit

Retail Financing gross profit was $36.0 million for the three months ended September 30, 2022 and included a gain on sale of $16.0 million on the 2022-2 securitization transaction, interest income of $16.0 million earned on finance receivables with third-party dealership customers, servicing income of $4.8 million, and vehicle protection product income net of cancellations, partially offset by collection expenses related to servicing finance receivables originated by UACC and interest expense incurred on securitization debt.

Selling, general and administrative expenses

	Three Months Ended September 30,
	2022	2021	Change	% Change

	(in thousands)
Compensation & benefits	$55,694	$53,900	$1,794	3.3%
Marketing expense	14,945	35,214	(20,269)	(57.6)%
Outbound logistics (1)	4,945	22,717	(17,772)	(78.2)%
Occupancy and related costs	6,041	4,635	1,406	30.3%
Professional fees	6,459	7,694	(1,235)	(16.1)%
Software and IT costs	11,277	7,232	4,045	55.9%
Other	35,282	17,326	17,956	103.6%
Total selling, general & administrative expenses	$134,643	$148,718	$(14,075)	(9.5)%
(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses decreased $14.1 million, or 9.5%, from $148.7 million for the three months ended September 30, 2021 to $134.6 million for the three months ended September 30, 2022. The decrease was primarily due to:

•
a $20.3 million decrease in marketing expense as a result of our Realignment Plan and long-term roadmap;

•
a $17.8 million decrease in outbound logistics costs attributable to the decrease in ecommerce units sold; and

•
a $1.2 million decrease in professional fees primarily related to decreased consulting expenses in the marketing, finance, and engineering departments.

The above decreases were partially offset by:

•
a $4.0 million increase in software and IT costs primarily related to volume-based fees as a result of increased headcount. Despite the workforce reduction as part of our Realignment Plan, overall headcount increased compared to the same period of the prior year;

•
a $1.8 million increase in compensation and benefits primarily as a result of an increase in salaries and severance costs. Despite the workforce reduction as part of our Realignment Plan, overall headcount increased compared to the same period of the prior year;

•
a $1.4 million increase in occupancy and related costs primarily a result of rent expense related to additional logistics and reconditioning hubs and rent expense for UACC offices; and

•
a $18.0 million increase in other SG&A expenses primarily due to operational challenges created by our rapid growth over the past two years which resulted in approximately $15.8 million of additional costs incurred, including legal settlements and rental car expenses for rental vehicles that we provided to customers. We regard these situational costs as non-recurring and expect them to decline significantly as we resolve the challenges that arose prior to the implementation of our digital title vault, continue to streamline and automate our titling and registration process, and implement other improvements to our transaction processing.

SG&A expenses sequentially decreased $18.4 million from $153.0 million in the second quarter of 2022 to $134.6 million in the third quarter of 2022, primarily related to a $13.2 million decrease in compensation and benefits, a $6.2 million decrease in marketing expenses, and an $3.3 million decrease in outbound logistics costs due to the decrease in ecommerce units sold. These decreases were partially offset by an increase in other SG&A expenses primarily due to operational challenges created by our rapid growth over the past two years which resulted in approximately $7.5 million of additional costs incurred, including legal settlements and rental car expenses for rental vehicles that we provided to customers. We regard these situational costs as non-recurring and expect them to decline significantly as we resolve the challenges that arose prior to the implementation of our digital title vault, continue to streamline and automate our titling and registration process, and implement other improvements to our transaction processing.

We expect SG&A expenses to decrease in the future driven by reductions in both fixed and variable cost components as we continue to reevaluate the optimization of our operations. These cost reductions are expected to be partially offset by increases in SG&A expenses as we continue to integrate and invest in UACC, invest in and improve our customer experience, and continue expanding our proprietary logistics and reconditioning hybrid networks. We may not be able to fully realize the cost savings and benefits initially anticipated from the Realignment Plan and long-term roadmap, and the expected costs may be greater than expected. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors— Risks Related to Our Financial Condition and Results of Operations—We may not successfully execute or achieve the expected benefits of our Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations” for more information.

Depreciation and amortization

Depreciation and amortization expenses increased $6.4 million, or 191.3%, from $3.4 million for the three months ended September 30, 2021 to $9.8 million for the three months ended September 30, 2022. The increase was primarily due to amortization expense of intangible assets acquired as part of the UACC Acquisition.

Impairment Charges

Impairment charges represent lease impairment charges of $1.0 million in the third quarter of 2022, related to closing a physical office location in Houston, Texas.

Gain on debt extinguishment

Gain on debt extinguishment represents a gain of $37.9 million recognized in the third quarter of 2022, related to the repurchase of $56.4 million in aggregate principal balance of the 0.75% unsecured Convertible Senior Notes due 2026 (the "Notes"), net of deferred issuance costs of $1.1 million, for $18.5 million.

Interest expense

Interest expense increased $2.7 million, or 38.1%, from $7.0 million for the three months ended September 30, 2021 to $9.7 million for the three months ended September 30, 2022. The increase was primarily attributable to higher interest rates on the 2020 Vehicle Floorplan Facility, which increased interest expense $1.3 million and interest expense incurred on the Warehouse Credit Facilities, which increased interest expense $1.2 million.

Interest income

Interest income increased $2.2 million, or 74.2%, from $2.9 million for the three months ended September 30, 2021 to $5.1 million for the three months ended September 30, 2022. The increase in interest income was primarily driven by higher interest credits earned by the Company related to the 2020 Vehicle Floorplan and higher interest rates earned on cash and cash equivalents.

Other loss (income)

Other loss (income) increased to $5.4 million for the three months ended September 30, 2022. The increase in other loss (income) was primarily driven by realized and unrealized gains and losses on the fair value of finance receivables.

Nine Months Ended September 30, 2022 and 2021

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	35,134	53,455	(18,321)	(34.3)%
Ecommerce revenue:
Vehicle revenue	$1,173,727	$1,644,494	$(470,767)	(28.6)%
Product revenue	48,709	59,155	(10,446)	(17.7)%
Total ecommerce revenue	$1,222,436	$1,703,649	$(481,213)	(28.2)%
Ecommerce gross profit:
Vehicle gross profit	$46,153	$72,704	$(26,551)	(36.5)%
Product gross profit	48,709	59,155	(10,446)	(17.7)%
Total ecommerce gross profit	$94,862	$131,859	$(36,997)	(28.1)%
Average vehicle selling price per ecommerce unit	$33,407	$30,764	$2,643	8.6%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$1,314	$1,360	$(46)	(3.4)%
Product gross profit per ecommerce unit	1,386	1,107	279	25.2%
Total gross profit per ecommerce unit	$2,700	$2,467	$233	9.4%
Ecommerce average days to sale	118	73	45	61.6%

Ecommerce units

Ecommerce units sold decreased 18,321, or 34.3%, from 53,455 for the nine months ended September 30, 2021 to 35,134 for the nine months ended September 30, 2022. This decrease was driven by our strategic decision to prioritize unit economics over unit sales volume, a reduction in third-party sales support staff, which put pressure on servicing our demand, as well as macroeconomic factors.

Ecommerce average days to sale increased from 73 days for the nine months ended September 30, 2021 to 118 days for the nine months ended September 30, 2022. We have undertaken various initiatives to address the operational challenges created by our rapid growth over the past two years. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they resulted in an increase in, among other things, the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. We expect Ecommerce average days to sale to improve over time.

Vehicle Revenue

Ecommerce vehicle revenue decreased $470.8 million, or 28.6%, from $1,644.5 million for the nine months ended September 30, 2021 to $1,173.7 million for the nine months ended September 30, 2022. The decrease in ecommerce vehicle revenue was primarily attributable to the 18,321 decrease in ecommerce units sold, which decreased vehicle revenue by $563.6 million, partially offset by an increase in ASP per unit, which increased from $30,764 for the nine months ended September 30, 2021 to $33,407 for the nine months ended September 30, 2022 and increased vehicle revenue by $92.8 million.

The increase in ASP per unit was primarily due to significant market appreciation in the second half of 2021 and the first half of 2022. In the third quarter of 2022, there was a return to seasonal depreciation trends. Although we expect ASP to fluctuate in the short-term as a result of market conditions, our long-term strategy is expected to move us toward lower-priced inventory, which would result in a lower ASP. Furthermore, as the UACC Acquisition begins to enable us to expand our automotive financing solutions across the credit spectrum, and we expect to increase our offering of lower-price-point vehicles to take advantage of those capabilities.

Product Revenue

Ecommerce product revenue decreased $10.5 million, or 17.7%, from $59.2 million for nine months ended September 30, 2021 to $48.7 million for the nine months ended September 30, 2022 The decrease in ecommerce product revenue was primarily attributable to the 18,321 decrease in ecommerce units sold, which decreased product revenue by $20.3 million, partially offset by a $279 increase in product revenue per unit, which increased product revenue by $9.8 million. Product revenue per unit increased from $1,107 for the nine months ended September 30, 2021 to $1,386 for the nine months ended September 30, 2022, primarily due to interest income earned on finance receivables from Vroom customers originated or serviced by UACC. While in the long term we expect ecommerce product revenue will grow driven by the captive financing offered by UACC, the introduction of new value-added products and increased attachment rates, in the short term the growth will be offset by our strategic decision to reduce ecommerce units sales as discussed above.

Vehicle Gross Profit

Ecommerce vehicle gross profit decreased $26.5 million, or 36.5%, from $72.7 million for the nine months ended September 30, 2021 to $46.2 million for the nine months ended September 30, 2022. The decrease in vehicle gross profit was primarily attributable to the 18,321 decrease in ecommerce units sold, which decreased vehicle gross profit by $24.9 million and a $46 decrease in vehicle gross profit per unit, which decreased vehicle gross profit by $1.6 million. Vehicle gross profit per unit decreased from $1,360 for the nine months ended September 30, 2021 to $1,314 for the nine months ended September 30, 2022, primarily driven to higher reconditioning costs per unit related to an increased mix of higher mileage vehicles along with significant parts inflation, partially offset by a lower inventory reserve as a result of a decrease in inventory levels.

As we continue to make progress on our initiatives to address the operational challenges created by our rapid growth over the past two years, we expect a higher portion of our unit sales over the balance of the year to be from aged inventory as we obtain titles for vehicles not previously listed for sale. Coupled with declining used vehicle prices across the market, we expect this to negatively impact our sales margin.

Product Gross Profit

Ecommerce product gross increased $10.5 million, or 17.7%, from $59.2 million for nine months ended September 30, 2021 to $48.7 million for the nine months ended September 30, 2022. The decrease in ecommerce product gross was primarily attributable to the 18,321 decrease in ecommerce units sold, which decreased product gross profit by $20.3 million, partially offset by a $279 increase in product gross profit per unit, which increased product gross profit by $9.8 million. Product gross profit per unit increased from $1,107 for the nine months ended September 30, 2021 to $1,386 for the nine months ended September 30, 2022, primarily due to interest income earned on finance receivables from Vroom customers originated or serviced by UACC. While in the long term we expect ecommerce product gross profit will grow driven by the captive financing offered by UACC, the introduction of new value-added products and increased attachment rates, in the short term the growth will be offset by our strategic decision to reduce ecommerce units sales as discussed above.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	19,108	28,421	(9,313)	(32.8)%
Wholesale revenue	$270,489	$377,438	$(106,949)	(28.3)%
Wholesale gross (loss) profit	$(6,260)	$10,337	$(16,597)	(160.6)%
Average selling price per unit	$14,156	$13,280	$876	6.6%
Wholesale gross (loss) profit per unit	$(328)	$364	$(692)	(190.1)%

Wholesale Units

Wholesale units sold decreased 9,313, or 32.8%, from 28,421 for the nine months ended September 30, 2021 to 19,108 for the nine months ended September 30, 2022, primarily driven by a decrease in wholesale units purchased from consumers and a lower number of trade-in vehicles associated with the decrease in the number of ecommerce units sold.

Wholesale Revenue

Wholesale revenue decreased $106.9 million, or 28.3%, from $377.4 million for the nine months ended September 30, 2021 to $270.5 million for the nine months ended September 30, 2022. The decrease was primarily attributable to the 9,313 decrease in wholesale units sold, which decreased wholesale revenue by $123.7 million, partially offset by a higher ASP per wholesale unit, which increased wholesale revenue by $16.8 million.

Wholesale Gross (Loss) Profit

Wholesale gross profit of $10.3 million for the nine months ended September 30, 2021 decreased by $16.6 million to a gross loss of $6.3 million for the nine months ended September 30, 2022. The decrease was primarily attributable to a $692 decrease in wholesale gross loss per unit, which decreased wholesale gross loss by $13.2 million, primarily driven by lower sales margins, as well as the 9,313 decrease in wholesale units sold, which decreased wholesale gross loss by $3.4 million. In 2021 there was significant appreciation in the wholesale market, which positively impacted sales margins.

Retail Financing

The following table presents our Retail Financing segment results of operations for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(in thousands)
Retail Financing revenue	$120,005	$—	$120,005	100.0%
Retail Financing gross profit	$109,637	$—	$109,637	100.0%

Retail Financing Revenue

Retail Financing revenue was $120.0 million for the nine months ended September 30, 2022 and included interest income of $58.2 million earned on finance receivables with third-party dealership customers, a gain on sale of $45.6 million on the United Auto Credit 2022-1 and 2022-2 securitization transactions, servicing income of $9.7 million, and vehicle protection product income net of cancellations.

Retail Financing Gross Profit

Retail Financing gross profit was $109.6 million for the nine months ended September 30, 2022 and included interest income of $58.2 million earned on finance receivables with third-party dealership customers, a gain on sale of $45.6 million on the United Auto Credit 2022-1 and 2022-2 securitization transactions, servicing income of $9.7 million, and vehicle protection product income net of cancellations, partially offset by collection expenses related to servicing finance receivables originated by UACC and interest expense incurred on securitization debt.

Selling, general and administrative expenses

	Nine Months Ended September 30,
	2022	2021	Change	% Change

	(in thousands)
Compensation & benefits	$199,111	$145,580	$53,531	36.8%
Marketing expense	69,818	88,267	(18,449)	(20.9)%
Outbound logistics (1)	39,925	57,987	(18,062)	(31.1)%
Occupancy and related costs	17,408	12,599	4,809	38.2%
Professional fees	26,585	15,951	10,634	66.7%
Software and IT costs	33,406	19,367	14,039	72.5%
Other	89,374	41,731	47,643	114.2%
Total selling, general & administrative expenses	$475,627	$381,482	$94,145	24.7%
(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses increased $94.1 million, or 24.7%, from $381.5 million for the nine months ended September 30, 2021 to $475.6 million for the nine months ended September 30, 2022. The increase was primarily due to:

•
a $53.5 million increase in compensation and benefits primarily as a result of an increase in salaries and severance costs. Despite the workforce reduction as part of our Realignment Plan, overall headcount increased compared to the same period of the prior year;

•
a $14.0 million increase in software and IT costs primarily related to volume-based fees as a result of increased headcount and software and IT costs for UACC, which was acquired on February 1, 2022;

•
a $10.6 million increase in professional fees primarily related to costs incurred in connection with the UACC Acquisition as well as increased legal fees related to ongoing legal and regulatory matters;

•
a $4.8 million increase in occupancy and related costs primarily a result of rent expense related to additional logistics and reconditioning hubs and rent expense for UACC offices; and

•
a $47.6 million increase in other SG&A expenses primarily due to operational challenges created by our rapid growth over the past two years which resulted in approximately $25.1 million of additional costs incurred, including legal settlements and rental car expenses for rental vehicles that we provided to customers. We regard these situational costs as non-recurring and expect them to decline significantly as we resolve the challenges that arose prior to the implementation of our digital title vault, continue to streamline and automate our titling and registration process, and implement other improvements to our transaction processing.

The above increases were partially offset by:

•
a $18.4 million decrease in marketing expense as a result of our Realignment Plan and long-term roadmap; and

•
a $18.1 million decrease in outbound logistics costs attributable to the decrease in ecommerce units sold.

We expect SG&A expenses to decrease in the future driven by reductions in both fixed and variable cost components as we continue to reevaluate the optimization of our operations. These cost reductions are expected to be partially offset by increases in SG&A expenses as we continue to integrate and invest in UACC, invest in and improve our customer experience, and continue expanding our proprietary logistics and reconditioning hybrid networks. We may not be able to fully realize the cost savings and benefits initially anticipated from the Realignment Plan and long-term roadmap, and the expected costs may be greater than expected. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors— Risks Related to Our Financial Condition and Results of Operations—We may not

successfully execute or achieve the expected benefits of our Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations” for more information.

Depreciation and amortization

Depreciation and amortization expenses increased $18.4 million, or 198.9%, from $9.3 million for the nine months ended September 30, 2021 to $27.7 million for the nine months ended September 30, 2022. The increase was primarily due to amortization expense of intangible assets acquired as part of the UACC Acquisition, amortization related to our capitalized internal use software costs incurred in the development of our platform and website applications, and depreciation of short-haul and line-haul vehicles acquired for our proprietary logistics network.

Impairment Charges

Impairment charges represent an impairment charge in the first quarter of 2022 of $201.7 million to write down the carrying amount of the goodwill to fair value and lease impairment charges of $4.4 million incurred in 2022, related to closing physical office locations and Sell Us Your Car® centers.

Gain on debt extinguishment

Gain on debt extinguishment represents a gain of $37.9 million recognized in the third quarter of 2022, related to the repurchase of $56.4 million in aggregate principal balance of the Notes, net of deferred issuance costs of $1.1 million, for $18.5 million.

Interest expense

Interest expense increased $13.9 million, or 94.4%, from $14.7 million for the nine months ended September 30, 2021 to $28.6 million for the nine months ended September 30, 2022. The increase was primarily attributable to higher interest rates in the third quarter of 2022 and a higher average outstanding balance of the 2020 Vehicle Floorplan Facility for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, which increased interest expense $7.4 million, interest expense incurred on the Notes, which increased interest expense $3.6 million, and interest expense incurred on the Warehouse Credit Facilities, which increased interest expense $2.7 million.

Interest income

Interest income increased $5.7 million, or 78.3%, from $7.3 million for the nine months ended September 30, 2021 to $13.0 million for the nine months ended September 30, 2022. The increase in interest income was primarily driven by higher interest credits earned by the Company related to the 2020 Vehicle Floorplan and higher interest rates earned on cash and cash equivalents.

Other loss (income)

Other loss (income) increased to $26.9 million for the nine months ended September 30, 2022. The increase in other loss (income) was primarily driven by realized and unrealized gains and losses on the fair value of finance receivables.

Quarterly Results of Operations Supplemental data

The following tables set forth our quarterly financial information for the third and second quarter of 2022:

	Three Months Ended September 30,	Three Months Ended June 30,
	2022	2022	Change	% Change
	(in thousands, except unit data)
Total revenues	$340,797	$475,437	$(134,640)	(28.3)%
Total gross profit	$67,331	$66,357	$974	1.5%
Ecommerce units sold	6,428	9,233	(2,805)	(30.4)%
Ecommerce revenue	$225,441	$321,632	$(96,191)	(29.9)%
Ecommerce gross profit	$27,034	$33,509	$(6,475)	(19.3)%
Vehicle gross profit per ecommerce unit	$2,267	$2,166	$101	4.7%
Product gross profit per ecommerce unit	1,939	1,463	476	32.5%
Total gross profit per ecommerce unit	$4,206	$3,629	$577	15.9%
Wholesale units sold	3,128	5,867	(2,739)	(46.7)%
Wholesale revenue	$47,604	$82,901	$(35,297)	(42.6)%
Wholesale gross loss	$(1,574)	$(1,934)	$360	18.6%
Wholesale gross loss per unit	$(503)	$(330)	$(173)	(52.4)%
Retail Financing revenue	$40,654	$32,121	$8,533	26.6%
Retail Financing gross profit	$35,954	$28,720	$7,234	25.2%
Total selling, general, and administrative expenses	$134,643	$152,990	$(18,347)	(12.0)%

	Three Months Ended September 30,	Three Months Ended June 30,
	2022	2022	Change	% Change

	(in thousands)
Net loss	$(51,127)	$(115,089)	$63,962	55.6%
Adjusted to exclude the following:
Interest expense	9,704	9,533	171	1.8%
Interest income	(5,104)	(3,935)	(1,169)	29.7%
Provision for income taxes	899	256	643	251.2%
Depreciation and amortization	9,995	10,115	(120)	(1.2)%
EBITDA	$(35,633)	$(99,120)	$63,487	64.1%
Realignment costs	$3,243	$9,529	$(6,286)	(66.0)%
Change in fair value of finance receivables	(3,012)	1,846	(4,858)	(263.2)%
Gain on debt extinguishment	(37,917)	—	(37,917)	100.0%
Other	—	2,127	(2,127)	(100.0)%
Adjusted EBITDA	$(73,319)	$(85,618)	$12,299	14.4%
Securitization gain	(15,972)	—	(15,972)	100.0%
Adjusted EBITDA excluding securitization gain	$(89,291)	$(85,618)	$(3,673)	(4.3)%

Liquidity and Capital Resources

As of September 30, 2022, we had cash and cash equivalents of $509.7 million and restricted cash of $94.3 million. Restricted cash primarily includes cash deposits required under our 2020 Vehicle Floorplan Facility of $34.5 million, cash deposits of $39.0 million required under cash collateral agreements with certain of our lenders and restricted cash for UACC under the securitizations and warehouse credit facilities of $19.5 million. Additionally, we had excess borrowing capacity of $95.7 million on UACC's Warehouse Credit Facilities as of September 30, 2023. Our primary source of liquidity is cash generated through financing activities.

We anticipate that our existing cash and cash equivalents and the 2022 Vehicle Floorplan Facility (as defined in “Note 10—Vehicle Floorplan Facility” to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

Since inception, we experienced a continued increase in our cash usage as we scaled our business. Our Realignment Plan is designed to reduce our use of cash and position us for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. We expect to achieve approximately $135.0 to $165.0 million of cost reductions and operating improvements across our operations for 2022, when compared to the first quarter annualized, as a result of the Realignment Plan. We may not be able to fully realize the cost savings and benefits initially anticipated from the Realignment Plan, and the expected costs may be greater than expected. See Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors— Risks Related to Our Financial Condition and Results of Operations—We may not successfully execute or achieve the expected benefits of our Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations” for more information.

Our future capital requirements will depend on many factors, including our rate of revenue growth, our efforts to reduce fixed and variable expenses, integration and investment costs for the UACC Acquisition, investment in our inventory, sales and marketing activities, and investment in our reconditioning, logistics and customer experience operations. In the near term, as we explore the possibility of opening a secondary proprietary VRC, we may incur additional capital expenditures. To finance our long term growth and capital expenditures, we expect to use our cash and cash equivalents, borrowings under our 2022 Vehicle Floorplan Facility and debt and equity financing. Currently, we finance approximately 18% of our retail inventory with our cash and cash equivalents. We have no significant debt maturities due until 2026 and the payments on our securitization debt is funded by cashflows on the finance receivables within the securitization trusts. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures, however, there can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Failure to generate sufficient revenues, raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives.

Convertible Senior Notes

On June 18, 2021, we issued $625.0 million aggregate principal amount of the Notes pursuant to an indenture between us and U.S. Bank National Association, as trustee (the “Indenture”).

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs, were approximately $608.9 million. During the three and nine months ended September 30, 2022, the conditions allowing holders of the Notes to convert were not met.

In September 2022, the Company repurchased $56.4 million in aggregate principal amount of the Notes, net of deferred issuance costs of $1.1 million, for $18.5 million in open-market transactions. The Company recognized a gain on extinguishment of debt of $37.9 million for the three and nine months ended September 30, 2022. Subject to market conditions and availability, we may continue to opportunistically repurchase Notes from time to time to reduce our outstanding indebtedness at a discount. Refer to Note 12 — Long Term Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Vehicle Financing

In November 2022, we amended and restated the 2020 Vehicle Floorplan Facility to, among other things, decrease the line of credit from $700.0 million to $500.0 million and extend the maturity date to March 31, 2024 (as amended, the “2022 Vehicle Floorplan Facility”).

In addition, the amendment modifies the amount of credit available to us on a monthly basis to the product of (1) the greater of five times the aggregate number of retail units sold during the most recent month for which information is available or the aggregate number of retail units sold during the five most recent months for which information is available and (2) the greater of the average outstanding floorplan balance of all vehicles on the floorplan as of the immediately preceding month-end or the average monthly outstanding floorplan balance of all vehicles on the floorplan as of month-end for the immediately preceding five months. The amendment also provides that we may elect to increase our monthly credit line availability by an additional $25.0 million during any four months in the period from November 1, 2022 through March 31, 2024, subject to the maximum $500.0 million credit limit. Consistent with the terms of the 2020 Vehicle Floorplan Facility, we have provided Ally with a guaranty of payment of all amounts owed under the 2022 Vehicle Floorplan Facility as well as a security interest in all or substantially all tangible, intangible, and other personal property of Vroom, Inc., to secure obligations under the 2022 Vehicle Floorplan Facility.

The 2022 Vehicle Floorplan Facility bears interest at a rate equal the Prime Rate, announced per annum by Ally Bank, plus 175 basis points. Additionally, we are subject to amended covenants and events of default. We are required to maintain a certain level of equity in the vehicles that are financed, to maintain at least 20.0% of the credit line in cash and cash equivalents, and to maintain a minimum required balance with Ally of at least 12.5% of the daily floorplan principal balance outstanding through December 31, 2022 and 15.0% effective January 1, 2023. We were required to pay a commitment fee upon execution of the 2022 Vehicle Floorplan Facility. See Part II, Item 5. “Other Information” in this Quarterly Report on Form 10-Q.

Finance Receivables

Subject to market conditions, we plan to sell finance receivables originated by UACC through asset-backed securitization transactions and forward flow arrangements. In February and July 2022, UACC sold $523.7 million of rated asset-backed securities and $49.6 million of residual certificates in auto loan securitization offerings from securitization trusts, established and sponsored by UACC, for proceeds of $582.9 million. The trusts are collateralized by finance receivables with an aggregate principal balance of $603.5 million and has a carrying value of $534.6 million at the time of sale. These finance receivables are serviced by UACC. UACC retained 5% of the notes and residual certificates sold. Depending on market conditions, we intend to structure future securitization transactions similar to the 2022-1 and 2022-2 securitization transactions and account for them as sales.

Refer to Note 4 — Variable Interest Entities and Securitizations to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion regarding our transactions with unconsolidated variable interest entities.

Warehouse Credit Facilities

UACC has three senior secured warehouse facility agreements the (“Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. The aggregate borrowing limit is $550.0 million with maturities between May 2023 and September 2024. As of September 30, 2022, outstanding borrowings related to the Warehouse Credit Facilities were $135.5 million and we were in compliance with all covenants related to the warehouse credit facilities. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(23,102)	$(325,459)
Net cash used in investing activities	(181,269)	(94,661)
Net cash (used in) provided by financing activities	(406,439)	726,198
Net (decrease) increase in cash, cash equivalents and restricted cash	(610,810)	306,078
Cash and cash equivalents and restricted cash at beginning of period	1,214,775	1,090,039
Cash and cash equivalents and restricted cash at end of period	$603,965	$1,396,117

Operating Activities

Net cash flows used in operating activities decreased by $302.4 million, from $325.5 million for the nine months ended September 30, 2021 to $23.1 million for the nine months ended September 30, 2022. The decrease is primarily attributable to proceeds from the sale of finance receivables held for sale for the 2022-1 securitization transaction of $509.6 million, a decrease in working capital of $334.3 million, primarily related to lower inventory levels, and principal payments received on finance receivables held for sale of $38.3 million, partially offset by originations of finance receivables held for sale of $483.2 million and $90.8 million in incremental net loss after reconciling adjustments for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

We finance a majority of our inventory with the 2020 Vehicle Floorplan Facility. In accordance with U.S. GAAP, we report all cash flows arising in connection with the 2020 Vehicle Floorplan Facility, as a financing activity in our consolidated statement of cash flows.

Investing Activities

Net cash flows used in investing activities increased $86.6 million, from $94.7 million for the nine months ended September 30, 2021 to $181.3 million for the nine months ended September 30, 2022, primarily as a result of the UACC Acquisition in February 2022 which resulted in cash outflow of $267.5 million and originations of finance receivables recorded at fair value of $49.5 million, partially offset by principal payments received on finance receivables held in consolidated VIEs of $106.8 million, proceeds from the sale of finance receivables of $43.3 million and the $75.9 million cash outflow for the nine months ended September 30, 2021 for the acquisition of the CarStory business.

Financing Activities

Net cash flows from financing activities changed $1,132.6 million from net cash provided by financing activities of $726.2 million for the nine months ended September 30, 2021 to net cash used in financing activities of $406.4 million for the nine months ended September 30, 2022. The decrease was primarily related to net proceeds of $608.8 million received upon issuance of the Notes in 2021, net repayments of $279.8 million related to our Vehicle Floorplan Facility, net repayments of $176.9 million related to our secured financing agreements, net repayments of $41.6 million related to our Warehouse Credit Facilities, and repayments of the Notes of $18.5 million.

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

As of March 31, 2022 a quantitative interim goodwill impairment assessment was performed over the Company's reporting units due to further sustained declines in the Company's and comparable companies' stock prices during the three months ended March 31, 2022. The Company determined that the estimated fair value of the Ecommerce, Wholesale, and TDA reporting units was less than their carrying amounts. The Company recorded a goodwill impairment charge of $201.7 million in the condensed consolidated statements of operations for the nine months ended September 30, 2022. No goodwill impairment charges were recorded for the three and nine months ended September 30, 2021.

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

Interest Rate Risk

As of September 30, 2022, we had an outstanding balance under the 2020 Vehicle Floorplan Facility of $345.3 million and an outstanding balance under our Warehouse Credit Facilities of $135.5 million. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the Prime Rate, announced per annum by Ally Bank, plus 105 basis points. The Warehouse Credit Facilities bear interest at a rate equal to LIBOR or SOFR plus a fixed percentage based on the agreement with the banking institution. A hypothetical 10% change in interest rates during the three and nine months ended September 30, 2022 would result in a change to interest expense of $0.6 million and $1.9 million, respectively.

As of September 30, 2022, we had $662.4 million of long-term debt including the current portion of securitization debt of consolidated VIEs of $54.7 million. As the interest rate on the long term debt is fixed, we do not have exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2021, November 2021, January 2022, and February 2022, various Company stockholders filed purported shareholder derivative lawsuits on behalf of the Company in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors, and nominally against the Company, alleging violations of the federal securities laws and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. All four lawsuits have been consolidated under the case caption In re Vroom, Inc. Shareholder Derivative Litigation, Case No. 21-cv-6933, and the court has approved the parties’ stipulation that the cases would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. All four derivative suits remain in preliminary stages and there have been no substantive developments in any matter.

In April 2022, one of the Company’s stockholders filed a purported shareholder derivative lawsuit on behalf of the Company in the U.S. District Court for the District of Delaware against certain of the Company’s officers and directors, and nominally against the Company, alleging violations of the federal securities law and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. The case is captioned Godlu v. Hennessy et al., Case No. 22-cv-569, and the court has approved the parties’ stipulation that the case would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. This lawsuit remains in preliminary stages and there have been no substantive developments.

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfilment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. Vroom Automotive, LLC and the Attorney General of the State of Texas have agreed to a temporary injunction in which Vroom Automotive, LLC agrees to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. Vroom continues to work cooperatively with the office of the Attorney General of the State of Texas towards a resolution. Because the case is at an early stage and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

In July 2022 and August 2022, respectively, certain plaintiffs filed two putative class action lawsuits in the District Court of Cleveland County, Oklahoma and the New York State Supreme Court, respectively, against Vroom, Inc., and Vroom Automotive LLC as defendants, alleging, among other things, deficiencies in Vroom’s titling and registration of sold vehicles: Blake Sonne, individually and on behalf of all others similar situated, v. Vroom Automotive, LLC and Vroom, Inc., No. CJ-2022-822 and Emely Reyes Martinez, on behalf of all others similarly situated, v. Vroom Automotive, LLC and Vroom Inc., No. 652684/2022. The Company removed the cases to the U.S. District Court for the Western District of Oklahoma (Case No. 22-cv-761) and the U.S. District Court for the Southern District of New York (Case No. 22-cv-7631), respectively, and has filed or anticipates filing motions to compel arbitration of all claims in both cases, and briefing of these motions is ongoing. Because these cases are at early stages and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations

As previously disclosed, we have been subject to audits, requests for information, investigations and other inquiries from our regulators relating to increased customer complaints concerning the same or similar matters alleged in the State of Texas petition. These regulatory matters could continue to progress into legal proceedings as well as enforcement actions. We have incurred fines in certain states and could continue to incur fines, penalties, restitution, or alterations in our business practices, which in turn, could lead to increased business expenses, additional limitations on our business activities and further reputational damage, although to date such expenses have not had a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with the financial and other information contained in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our unaudited condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2021, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022, in our Quarterly Report for the three months ended June 30, 2022 and our other public filings, before you decide to purchase shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Related to Our Realignment Plan

We may not successfully complete the execution of or achieve the expected benefits of our previously announced Business Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.

On May 5, 2022, our board of directors approved a Business Realignment Plan (the “Realignment Plan”) designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. The plan includes reducing our rate of unit sales; reducing marketing expense by focusing on highest-ROI channels while aligning with volume trajectory; reducing our headcount by approximately 270 positions, or 14% of our workforce; further developing our regional operating model to reduce costs and increase gross profit per unit; eliminating physical office locations in New York City and Detroit and closing several Sell Us Your Car® centers in Texas; further improving and automating key aspects of our sales operations; and streamlining our operations at TDA. Since announcement of our Realignment Plan, we continued our strategic analysis of the operations at the TDA store location and ceased operations in our TDA service center. The service center has been repurposed to replace our Stafford reconditioning facility, enabling us to align our proprietary reconditioning operations in the Houston market with our reduced unit sales volume, reduce our lease expenses and provide an improved work environment for our employees. Relatedly, we took further action to right-size the staffing of those operations, resulting in a further reduction in headcount. Consistent with the goals of our Realignment Plan, as we have improved and automated our sales operations and optimized our logistics operations, we have made further reductions in headcount across our organization, including our logistics, reconditioning, and customer experience operations, and reduced operating costs.

The Realignment Plan was based on our then-current estimates, assumptions and forecasts, which are subject to known and unknown risks and uncertainties, including assumptions regarding cost savings, cash burn rate, access to restricted cash, gross profit improvements, and effectiveness of our reduced marketing spend. Accordingly, we may not be able to fully realize the cost savings, enhanced liquidity and other benefits anticipated from the Realignment Plan. Additionally, implementation of the Realignment Plan and any other cost-saving initiatives may be costly and disruptive to our business, the expected costs and charges may be greater than we have forecasted, and the estimated cost savings may be lower than we have forecasted. In addition, our initiatives could result in personnel attrition beyond our planned reduction in headcount or reduce employee morale, which could in turn adversely impact productivity, including through a loss of continuity, loss of accumulated knowledge and/or inefficiency during transitional periods, or our ability to attract highly skilled employees. Unfavorable publicity about us or our Realignment Plan could result in reputational harm and could diminish confidence in our brand and business model. The Realignment Plan has required, and may continue to require, a significant amount of management’s and other employees’ time and focus, which may divert attention from effectively operating our business.

Despite the cost saving measures, reduced growth rates and increased focus on liquidity and profitability contemplated by the Realignment Plan, we may need to raise additional capital through debt or equity financings to achieve our business objectives and there can be no assurance that such financings will be available in amounts or on terms acceptable to us, if at all.

As of September 30, 2022, we had cash and cash equivalents of $509.6 million. Our Realignment Plan was designed to reduce our use of cash and position us for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. Nevertheless, our future capital requirements will depend on many factors, including our revenues, our efforts to reduce operating expenses, costs associated with the integration of UACC and its development into a captive financing operation, investments in our reconditioning, logistics and customer experience operations, UACC’s ability to complete additional securitization transactions, and our ability to free up restricted cash. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures, however, there can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Failure to reduce our cash burn rate, free up restricted cash, generate sufficient revenues, reduce operating costs and/or raise additional capital through debt or equity financings, could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives. See “We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, financial condition and results of operations may be materially and adversely affected.”

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

In addition, since early March 2020, UACC has worked, and continues to work, with borrowers impacted by COVID-19 on an individual basis to provide deferments, due date changes and other assistance programs. UACC’s assistance programs, if expanded or continued, could materially and adversely impact our business, financial condition and results of operations.

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

We have not been profitable since our inception in 2012 and had an accumulated deficit of approximately $1,625.4 million as of September 30, 2022. We incurred net losses of $51.1 million and $98.1 million for three months ended September 30, 2022 and 2021, respectively and $476.6 million and $241.1 million for the nine months ended September 30, 2022 and 2021, respectively. We may incur significant losses in the future for a number of reasons, including our inability to reduce costs and increase per unit profitability as contemplated under our Realignment Plan, acquire and appropriately price vehicle inventory, provide the exceptional customer experience needed to attract customers, or identify and respond to emerging trends in the used car industry; a slowdown in demand for used vehicles and our related value-added products; weakness in the automotive retail industry generally; general economic conditions, including rising interest rates and inflation; global pandemics; and increasing competition, as well as other risks described in this Quarterly Report on Form 10-Q, and we may encounter unforeseen expenses, difficulties, complications and delays in achieving profitability.

While we reduced fixed and variable operating expenses through the implementation of our Realignment Plan, we expect to continue incurring significant operating expenses as we invest in the UACC business and develop it into a captive finance operation, invest in our proprietary logistics operations, expand our reconditioning capacity, expand our internal sales force, continue certain advertising and marketing efforts to attract customers to our platform and build our brand, continue to invest in technology development and automating key portions of our sales operations and further regionalize our operating infrastructure. In addition, we anticipate an increase in legal and regulatory costs associated with our operational challenges, as well as continued legal, accounting, compliance and other expenses as a public company. As a result of these expenditures, we will have to generate and sustain revenue sufficient to offset our operating expenses and achieve and maintain profitability. In addition, if we reduce variable costs to respond to losses, this may limit our ability to grow our sales volume and revenues. Our ecommerce gross profit per unit increased by $1,646, or 64.3%, from the three months ended September 30, 2021 to September 30, 2022 and increased by $233, or 9.4%, from the nine months ended September 30, 2021 to September 30, 2022. To reduce our losses, we will need to increase our gross profit per unit by lowering our costs per unit by, among other things, focusing on our regional operating model and increasing efficiencies in reconditioning and logistics, which we may be unable to do. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

We may not be able to generate sufficient revenue to generate positive cash flow on a sustained basis.

We cannot assure you that we will generate sufficient revenue to offset the cost of maintaining our platform and operations and executing our Realignment Plan. In line with the reduced unit sales contemplated by our Realignment Plan, our revenue has declined from $896.8 million for the three months ended September 30, 2021 to $340.8 million for the three months ended September 30, 2022 and decreased from $2,249.8 million for the nine months ended September 30, 2021 to $1,739.6 million for the nine months ended September 30, 2022. Our revenue growth also may be adversely affected by our inability to acquire and appropriately price vehicle inventory, provide the exceptional customer experience needed to attract customers, or execute effective marketing campaigns to increase traffic to our platform; a slowdown in demand for used vehicles and our related value-added products; weakness in the automotive retail industry generally; general economic conditions, including rising interest rates and inflation; global pandemics and other public health emergencies; and increasing competition. We expect our revenue to decline in 2022 compared to 2021. You should not consider our historical revenue growth as indicative of our future performance. If our revenue declines beyond what is contemplated, including as a result of the impact of our Realignment Plan, our business, financial condition and results of operations will be materially and adversely affected.

Further, going forward we expect to continue making significant investments to further develop our business, and these investments may not result in increased revenue or growth on a timely basis or at all. For example, we expect to continue to expend substantial financial and other resources on developing our captive finance operation, expanding our internal sales force, continuing certain marketing and other efforts to acquire and retain customers and build our brand, improving our customer experience operations, developing our technology and data analytics capabilities, adding new features and functionality to our website and mobile applications and expanding of our proprietary reconditioning and logistics operations. These investments may not result in increased revenue or growth in our business. If we cannot successfully earn revenue at a rate that exceeds the costs associated with our business, we will not be able to generate positive cash flow on a sustained basis and our revenue may decline beyond what is contemplated by the Realignment Plan. Additionally, we base our expenses and investment plans on our estimates of revenue and gross profit. If our assumptions prove to be wrong, we may spend more than we anticipate or may generate less revenue than anticipated. If we fail to realize the anticipated benefits of our investments, our business, financial condition and results of operations could be materially and adversely affected.

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

As of September 30, 2022, we had outstanding $345.3 million aggregate principal amount of borrowings under our 2020 Vehicle Floorplan Facility and $567.5 million aggregate principal amount of our 0.75% Convertible Senior Notes due 2026 (the "Notes"). Our interest expense was $6.5 million and $19.8 million for the three and nine months ended September 30, 2022, respectively, related to the 2020 Vehicle Floorplan Facility. In addition, UACC has $95.4 million of securitization indebtedness as well as three senior secured warehouse facility agreements the (“Warehouse Credit Facilities”) with banking institutions, with an aggregate borrowing limit of $550.0 million. As of September 30, 2022, there was $135.5 million in outstanding borrowings related to the Warehouse Credit Facilities.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. Our ability to restructure or refinance our current or future debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis or failure to comply with certain restrictions in our debt instruments would result in a default under our debt instruments. In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments to be due and payable. Furthermore, our 2022 Vehicle Floorplan Facility restricts our ability to dispose of assets and/or use the proceeds from the disposition. We may not be able to consummate any such dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

In addition, our indebtedness under our 2022 Vehicle Floorplan Facility bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our cash flows or business, financial condition and results of operations. In light of the Federal Reserve's recent increases to the federal funds rate and expectations of future rate increases, we expect to pay higher interest under our 2022 Vehicle Floorplan Facility and incur higher interest expense in 2022 compared to 2021. The 2022 Vehicle Floorplan Facility has higher interest rates than our prior facility, and any future funding arrangements may be at higher interest rates or subject to other less favorable terms. We may attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.

As of September 30, 2022, we, including our subsidiaries, had approximately $1,143.1 million principal amount of consolidated indebtedness. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to successfully execute our Realignment Plan, make certain marketing expenditures to improve our brand awareness, build and maintain our inventory of used vehicles, develop our captive finance operation, expand our internal sales force, improve our customer experience operations, develop new products or services or further improve existing products and services, expand and enhance our operating and proprietary logistics and reconditioning infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings at the Vroom or UACC level to secure additional funds to satisfy our short or long term liquidity needs. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Moreover, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives, including to successfully execute our Realignment Plan, and to respond to business opportunities, challenges or unforeseen circumstances, could be significantly limited, and our business, financial condition and results of operations could be materially and adversely affected.

We currently rely on an agreement with a single lender to finance our vehicle inventory purchases under our 2022 Vehicle Floorplan Facility. If our relationship with this lender were to terminate, and we fail to acquire alternative sources of funding to finance our vehicle inventory purchases, we may be unable to maintain sufficient inventory, which would adversely affect our business, financial condition and results of operations.

We rely on a revolving credit agreement with a single lender to finance our vehicle inventory purchases under our 2022 Vehicle Floorplan Facility. Outstanding borrowings are due as financed vehicles are sold, and the 2022 Vehicle Floorplan Facility is secured by our vehicle inventory and certain other assets. If we are unable to maintain our 2022 Vehicle Floorplan Facility, which expires in March 2024, absent renewal, on favorable terms or at all, or if the agreement is terminated or expires and is not renewed with our existing third-party lender or we are unable to find a satisfactory replacement, our inventory supply may decline, resulting in fewer vehicles available for sale on our website. Moreover, the 2022 Vehicle Floorplan Facility has higher interest rates than our prior facility, and any future new funding arrangements may be at higher interest rates or subject to other less favorable terms. These financing risks, in addition to potential rising interest rates, inflation, and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Vehicle Financing”

We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business.

We expect our quarterly results of operations, including our revenue, gross profit and cash flow to vary significantly in the future based in part on, among other things, vehicle-buying patterns. Vehicle sales historically have exhibited seasonality, with an increase in sales early in the year that reaches its highest point late in the first quarter and early in the second quarter, which then levels off through the rest of the year with the lowest level of sales in the fourth quarter. This seasonality historically corresponds with the timing of income tax refunds, which can provide a primary source of funds for customers’ payments on used vehicle purchases. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Given the recent strong market demand for used vehicles and our rapid growth, our results of operations have not reflected these historical macro trends in the most recent historical periods.

Other factors that may cause our quarterly results to fluctuate include, without limitation:

•
the success of operational changes and initiatives that we have and are undertaking under in accordance with our Realignment Plan;
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

Our revenue declined from $896.7 million for the three months ended September 30, 2021 to $340.8 million for the three months ended September 30, 2022 and increased from $2,249.8 million for the nine months ended September 30, 2021 to $1,739.6 million for the nine months ended September 30, 2022. Under our Realignment Plan, we are reducing the rate of unit sales to focus on profitability, by among other things, lowering our operating expenses and increasing our gross profit per unit. In addition, we are investing in further improving and automating key aspects of our sales operations and addressing operational challenges that have arisen from our rapid growth over the past two years. There can be no assurance that our strategy under the Realignment Plan of reducing the rate of unit sales and focusing on profitability will be successful.

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

Our recent, rapid growth placed, and in the future may continue to place, significant demands on our management and our operational and financial resources. In addition to our significant growth in sales and revenues, we experienced significant growth in the number of customers on our platform as well as the amount of data that we analyze. Although we hired additional personnel, our operations did not keep pace with our top-line growth, which has resulted in backlogs in our operations that have adversely affected our customer experience. In addition, our organizational structure is becoming more complex as we refine our business focus, including as we complete our execution of our Realignment Plan, and we will need to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. This will require significant capital expenditures and the allocation of valuable management resources to grow and adapt in these areas without undermining our corporate culture of teamwork or failing to meet the financial goals of our Realignment Plan. In order to address the operational challenges created by our rapid growth over the past two years, including delays in titling and registering vehicles purchased by our customers, we have undertaken various initiatives. These initiatives include increased digitization and electronic transmission of transaction documents and implementation of our digital title vault to ensure that titles are quality checked and vaulted prior to listing. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they have resulted in, among other things, an increase in the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ experience and/or the quality of the vehicles we sell, our business, financial condition and results of operations could be materially and adversely affected.

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

In response to these disruptions, and to further enhance the quality of our logistics operations and our customer experience, we have been developing our proprietary logistics operations, including expanding our owned vehicle fleet. Additionally, we are utilizing last mile hubs around the country, through which we coordinate directly with our customers to schedule deliveries in an effort to further strengthen our customer experience. Initially, we prioritized investment in our last mile hub delivery operations and subsequently invested in short-haul trucks to make regional deliveries from our last mile hubs, and line-haul vehicles for hub-to-hub shipments on high-volume routes. As part of our Realignment Plan, we intend to increase our proprietary last mile hub and line-haul fleet over time as we build out our regional operating model. These investments will require significant capital expenditures and operating expenses, increase our current risks and expose us to new risks. These risks include local and federal regulations, vehicular crashes, injury, insufficient internal capacity, taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, maintaining the truck fleet, disruption of our technology systems, equipment supply, equipment quality, and increasing equipment and operational and overhead costs. Our failure to successfully manage the expansion of our logistics operations could cause delays and increase costs in our inbound and outbound shipping, which may adversely affect our operating results and financial condition.

Our ability to expand value-added product offerings and introduce additional products and services may be limited, which could have a material adverse effect on our business, financial condition and results of operations.

Currently, our third-party value-added products consist of finance and protection products, which includes third-party financing of customers’ vehicle purchases, as well as other value-added products, such as vehicle service contracts, GAP protection and tire and wheel coverage. If we introduce new value-added products or expand existing offerings on our platform, such as music services and vehicle diagnostic and tracking services, we may incur losses or otherwise fail to enter these markets successfully. Our expansion into these markets may place us in competitive and regulatory environments with which we are unfamiliar and involve various risks, including the need to invest significant resources to familiarize ourselves with such frameworks and the possibility that returns on such investments may not be achieved for several years, if at all. In attempting to establish new offerings, we expect to incur significant expenses and face various other challenges, such as expanding our customer experience team, internal sales force and management personnel to cover these markets and complying with complicated regulations that apply to these markets. In addition, we may not successfully demonstrate the value of these value-added products to customers, and failure to do so would compromise our ability to successfully expand into these additional revenue streams. Any of these risks, if realized, could materially and adversely affect our business, financial condition and results of operations.

We rely on third-party vendors for key components of our business, which exposes us to increased risks.

In line with our hybrid asset-light business strategy, many components of our business, including our reconditioning facilities, our logistics operations, our customer financing and our customer experience teams primarily have been provided by third parties. We carefully select our third-party vendors, but we cannot control their actions. If our vendors terminate their relationships with us or fail to perform as we expect, our operations and reputation could suffer if the failure harms the vendors’ ability to serve us and our customers. One or more of these third-party vendors could choose not to do business with us, or could experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, undergo a change of control, or suffer disruptions in their business due to the COVID-19 pandemic. For example, in the third quarter one of our third-party sales support teams notified us of their intention not to renew their contract with us and significantly reduced its staff dedicated to the Company’s sales operations, which had an impact on our unit sales volume in the third quarter and is expected to have an impact on our unit sales volume in the fourth quarter as we transition away from the third-party provider. The use of third-party vendors represents an inherent risk to our Company that could have a material adverse effect on our business, financial condition and results of operations.

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

Moreover, our future profitability and growth depends in part on developing our proprietary reconditioning and last-mile delivery operations and regionalizing the geographic reach of those operations in accordance with our Realignment Plan in order to reduce shipping costs. We have expanded our reconditioning capacity primarily through third-party VRC locations and, as we continue to develop our business, we intend to add additional proprietary VRCs to our integrated hybrid network to ensure adequate capacity. We have right sized our proprietary reconditioning operations in the Houston market and currently intend to add additional proprietary VRCs into our integrated network over time. We are exploring the possibility of opening an additional proprietary VRC in the Atlanta area utilizing a capital efficient strategy. However, there can be no guarantee that we will be able to add additional proprietary VRCs quickly enough and in optimal locations to facilitate development of our regional operating model and to address our capacity needs.

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

Furthermore, in light of the reduction in headcount as part of our Realignment Plan, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture in the future. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in retaining and motivating existing employees or attracting well-qualified employees in the future, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Our Customer Experience

We have entered into outsourcing arrangements with third parties related to our customer experience team, and difficulties experienced in these arrangements have and could continue to result in an interruption of our ability to sell our vehicles and value-added products.

We have entered into several outsourcing arrangements with third parties related to our customer experience teams, including with respect to our customer inquiries, sales, purchases, financing, document support, customer service and other customer experience operations.

While we have begun to automate and insource key portions of our sales operations as part of our Realignment Plan, currently a substantial portion of inquiries, sales, purchases and financings of our vehicles in our ecommerce business are conducted by phone through a third-party customer experience center located in Detroit, Michigan. This third party recently notified us of their intention not to renew their contract with us beyond the current term ending on December 31, 2022 and significantly reduced its staff dedicated to the Company’s sales operations in the third quarter. While we have also engaged an internal sales team, consistent with our strategy to insource our sales operations as part of our Realignment Plan, as well as an additional third-party team, the third-party customer experience center remains important to the success of our business and its reduced staffing has had an impact on our unit sales volume in the third quarter and is expected to have an impact on our unit sales volume in the fourth quarter as we transition away from using their services through the end of 2022. As a result, the success of our business and our customer experience is partially dependent on a third party over which we have limited control. In addition, if the third party's systems and operations fail while they still provide us with services, if they are otherwise unwilling or unable to perform their sales function for the remainder of the transition period, or if we cannot successfully transition from them at the conclusion of the contract term to using our internal sales team and the additional third party resource to conduct our sales operations, we would be limited in our ability to complete customer transactions, which would make it more difficult to sell vehicles and value-added products through our platform.

We also rely on other third parties to provide customer service, document support and other important customer experience operations and face challenges in maintaining the quality of our customer experience. If any of these third parties are unable to perform to our standards or to provide the level of service required or expected by our customers, or we are unable to renegotiate our agreements with them on attractive terms or at all, or if we are unable to contract with alternative third-party providers, our business, financial condition and results of operations may be harmed and we may be forced to pursue alternatives to provide these services, which could result in delays, interruptions, additional expenses and loss of potential and existing customers and related revenues.

Our business, sales and results of operations are materially affected by our customer experience, our reputation and our brand.

Our business model is primarily based on our ability to enable consumers to buy and sell used vehicles through our ecommerce platform in a seamless, transparent and hassle-free transaction. If consumers fail to perceive us as a trusted brand with a strong reputation and high standards, or if an event occurs that damages our reputation, it could adversely affect customer demand and have a material adverse effect on our business, revenues and results of operations. Even the perception of a decrease in the quality of our customer experience or brand could impact results. Our high rate of historical growth made maintaining the quality of our customer experience more difficult, and we have encountered operational challenges in keeping up with our rapid growth over the past two years. Backlogs in our business developed as there was more sales volume than we had the capacity to manage, resulting in delays in processing transactions, including delays in titling and registering vehicles purchased by our customers, which have adversely affected our customer experience and have led in recent months to increased calls to our customer service teams, who have had difficulty keeping up with the increased call volume. If we cannot adequately address these challenges and deliver a positive customer experience through completion of the transaction, including if we cannot successfully automate and insource key portions of our sales operations as contemplated by our Realignment Plan, our brand and our business will suffer.

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

We acquired UACC with the expectation that the transaction would result in benefits to our business over time, including the benefits of a captive finance arm that would enable us to increase ecommerce unit sales, expand our penetration into non-prime sales, accelerate total revenue growth, enhance aggregate gross profit and GPPU, and leverage our fixed cost base. We expect that the development of our captive financing capabilities through the UACC Acquisition will be a significant element of our path to profitability and help position us for long-term growth in accordance with our Realignment Plan. Achieving these benefits will require the successful integration, development and operation of the combined businesses and it is not certain that we will succeed in those efforts. See “—We may not successfully complete the execution of or achieve the expected benefits of our previously announced Realignment Plan and other cost saving measures we may take in the future, and our efforts may result in further actions and may adversely affect our business, financial condition and results of operations.” If we fail to successfully integrate, develop and operate the combined businesses, we may not realize the benefits we expect to receive from the transaction or realization of those benefits may take substantially longer than anticipated. In addition to these operational risks, ownership of a captive lender will subject us to increased legal and regulatory scrutiny of our lending operations, including credit bureau reporting, loan origination practices and debt collection practices.

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

UACC provides indirect financing to customers and typically sells the receivables related to the financing contract. For example, UACC has entered into various arrangements to sell automotive finance receivables that it originates, including through securitizations, and expects to enter into additional securitizations, loan sales to financing partners and other new arrangements in the future. If UACC is not able to sell receivables under these current or future arrangements for a variety of reasons, including because it has reached its capacity under the arrangements, its financing partners exercise constructive or other termination rights before it reaches capacity, general economic or credit market conditions, market disruption or it reaches the scheduled expiration date of the commitment, and it is not able to enter into new arrangements on similar terms, it may not have adequate liquidity and our business, financial condition and results of operations may be adversely affected. Furthermore, if its financing partners do not purchase these receivables, we could be subject to the risk that some of these receivables are not paid when due and be forced to incur unexpected asset write-offs and bad-debt expense.

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

Until UACC sells automotive finance receivables, and to the extent it retains interests in automotive finance receivables after it sells them, whether pursuant to securitization transactions or otherwise, UACC is exposed to the risk that applicable customers will be unable or unwilling to repay their loans according to their terms and that the vehicle collateral securing the payment of their loans may not be sufficient to ensure full repayment. Additionally, higher energy prices (including the price of gasoline) and other consumer prices, unstable real estate values, reset of adjustable-rate mortgages to higher interest rates, geopolitical tensions (including outbreaks of military hostilities such as the ongoing military conflict between Ukraine and Russia), increases in the rate of inflation and other factors can affect consumer confidence and disposable income. While credit losses are inherent in the automotive finance receivables business, these conditions can increase loss frequency, decrease consumer demand for motor vehicles and weaken collateral values on certain types of motor vehicles in any period of extended economic slowdown or recession and could have a material adverse effect on our results of operations. Because UACC focuses predominately on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on its receivables are higher than those experienced in the general motor vehicle finance industry and may be affected to a greater extent during an economic downturn.

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

Any significant changes in retail prices for new or used vehicles could have a material adverse effect on our business, financial condition and results of operations. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to our customers than buying a used vehicle, which could have a material adverse effect on our business, financial condition and results of operations and could result in reduced vehicle sales and lower revenue. Additionally, manufacturer incentives, including financing, could contribute to narrowing the price gap between new and used vehicles. During the COVID-19 pandemic, we experienced unprecedented market conditions, caused in part by supply chain dislocations, a shortage of microchips and associated delays in new car manufacturing, which increased demand for used vehicles, putting downward pressure on supply and upward pressure on used vehicle pricing. While there continues to be downward pressure on supply, demand for used vehicles has recently started to decline. This volatility creates risks around our ability to appropriately price our vehicles and maintain our sales margins. There can be no assurance for how long these market conditions will continue.

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

We acquire vehicles for sale from consumers, auctions, rental car companies, OEMs and dealers. There can be no assurance that the supply of desirable used vehicles will be sufficient to meet our needs. We purchased approximately 86% and 78% of our retail inventory sold from consumers in the three and nine months ended September 30, 2022, respectively. If our brand is damaged, or consumers otherwise are unwilling to transact with us, we may not be able to source sufficient inventory, or may have to source inventory from lower margin channels. In addition, we purchase a significant amount of our inventory from certain third-party auction sources. If these third parties are unable to fulfill our inventory needs or if we are unable to source desirable used vehicles from alternative third-party providers, we may lack sufficient inventory and, as a result, may lose potential and existing customers and related revenues. Moreover, we sell consumer-sourced vehicles that do not meet our retail standards to auctions, which may result in lower revenues and also could lead to reductions in our available inventory.

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

Sourcing of our used vehicle inventory is based in large part on projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of used vehicle inventory. An over-supply of used vehicle inventory will generally cause downward pressure on our vehicle sales prices and margins and decrease inventory sales velocity. Vehicles depreciate rapidly, so a failure to expeditiously sell our inventory or to efficiently recondition and deliver vehicles to customers could hurt our sales margins and gross profit per unit and could materially and adversely affect our business, financial condition and results of operations. The rate at which customers return vehicles increased in recent periods and there can be no assurance that return rates will remain similar to our historical levels.Vehicles returned continue to depreciate in value and if return rates continue to increase, our revenue, business, financial condition and results of operations could be materially and adversely affected.

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
•
automotive finance companies launching online ecommerce businesses, such as Chase Auto Preferred and CapitalOne Auto Navigator;
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

State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our ecommerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them. We are currently licensed as a dealer in the States of Texas, Florida, Arizona and California and currently all of our vehicle transactions are conducted under our Texas, Florida and Arizona licenses. We believe that our activities in other states are not subject to their vehicle dealer licensing laws; however, regulators in such states could seek to require us to maintain a used vehicle dealer license in order to engage in activities in that state.

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

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet and ecommerce. Existing and future regulations and laws could impede the growth of the internet, ecommerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, unencumbered internet access to our platform, the design and operation of websites and internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one market segment to another and may conflict with other rules or our practices. For example, federal, state and local regulation regarding privacy, data protection and information security has become more significant, and these evolving regulations may increase our costs of compliance. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, decreased revenues and increased expenses.

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

We depend in part on internet search engines, such as Google and Bing, vehicle listing sites and social networking sites such as Facebook and Instagram to drive traffic to our platform. Our ability to maintain and increase the number of visitors directed to our platform is not entirely within our control. Our competitors may increase their search engine marketing efforts and outbid us for placement on various vehicle listing sites or for search terms on various search engines, resulting in their websites receiving a higher search result page ranking than ours. Additionally, internet search engines could revise their methodologies in a way that would adversely affect our search result rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, if vehicle listing sites refuse to display any or all of our inventory in certain geographic locations, or if our competitors’ efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline. Internet search engine providers could provide automotive dealer and pricing information directly in search results, align with our competitors or choose to develop competing services. Our platform has experienced fluctuations in search result rankings in the past, and we anticipate similar fluctuations in the future. We could reach a point of inventory saturation at third-party aggregation websites whereby we will exceed the maximum allowable inventory that will require us to spend greater than market rates to list our inventory. Any reduction in the number of users directed to our platform through internet search engines, vehicle listings sites or social networking sites could harm our business, financial condition and results of operations.

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

We are currently the registrant of the vroom.com, texasdirectauto.com, carstory.com, vast.com and unitedautocredit.net internet domain names and various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain domain names that are important for our business.

In addition, we have certain trademarks that are important to our business, such as the Vroom®, Sell Us Your Car®, CarStory®, Vroom Financial Services™, Vast® and United Auto Credit® trademarks. If we fail to adequately protect or enforce our rights under these trademarks, we may lose the ability to use those trademarks or to prevent others from using them, which could adversely harm our reputation and our business, financial condition and results of operations. While we are actively seeking, and have secured registration of several of our trademarks in the U.S. and other jurisdictions (including Canada and Europe), it is possible that others may assert senior rights to similar trademarks, in the U.S. and internationally, and seek to prevent our use and registration of our trademarks in certain jurisdictions. Our pending trademark or service mark applications may not result in such marks being registered.

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

Our CarStory business has a number of patents and Vroom has one pending patent and may obtain patents in the future. Effective protection of patents is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. For example, the U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural requirements to complete the patent application process and to maintain issued patents, and noncompliance or non-payment could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in a relevant jurisdiction.

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

Many factors, some of which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, as well as the following:

•
our operating and financial performance and prospects, including as a result of operational changes and initiatives we have and continue to undertake as part of our Realignment Plan;
•
our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•
our guidance regarding future quarterly or annual earnings, and our financial results in relation to previously issued guidance;
•
our ability to complete the execution of and achieve the benefits of our Realignment Plan and other cost saving measures;

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
•
political unrest and wars, such as the current war in Ukraine, which could delay and disrupt our business, and if such political unrest escalates or leads to disruptions in the financial markets or puts further pressure on global supply chains, it could heighten many of the other risk factors included in this Item 1A; and
•
the current inflationary environment in the United States and in other global economies, the impact of rising interest rates and the impact of any recession or general economic downturn; and
•
other changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, global pandemics, and responses to such events.

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

We have recently experienced significant declines in the market price of our common stock, and it could continue to decline in the future, including as a result of the announcement, execution, and implementation of our Realignment Plan. Based upon the decline in our stock price, we recorded a goodwill impairment charge in our condensed consolidated statement of operations for the quarter ended March 31, 2022. See Note 8 to our Consolidated Financial Statements. Further declines in our stock price could, among other things, make it more difficult to raise capital on terms acceptable to us, or at all, make it difficult for our investors to sell their shares of common stock, and put us at risk of our stock being delisted from the Nasdaq Global Select exchange if it falls below a minimum bid price of $1 per share for at least 30 consecutive trading days, which would constitute a fundamental change under the terms of our Indenture and make our Notes redeemable at par upon delisting. In such circumstances, there are actions we could take to prevent such a delisting, such as a reverse stock split, but there can be no assurance that we could successfully execute such actions and prevent a delisting. In addition, companies that experience volatility in the market price of their securities often are the subject of securities class action litigation. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. See Part II, Item 1. “Legal Proceedings.”

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, as of September 30, 2022, we had reserved 4,744,179 shares of our common stock for issuance under our equity incentive plans. The Indenture for our Notes does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, our Notes may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including noteholders who have received shares of our common stock upon conversion of their Notes.

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

On June 18, 2021, we issued $625.0 million aggregate principal amount of Notes, of which $567.5 million aggregate principal amount are still outstanding. Certain provisions in our Notes and our indenture governing our Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under our Notes and our indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that our security holders may view as favorable.

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

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. Currently, seven analysts cover our company, which is a decrease from the 13 analysts who covered us at the end of 2021. If the number of analysts that cover us declines further, demand for our common stock could decrease and our common stock price and trading volume may decline.

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

As of September 30, 2022 we had substantial U.S. federal net operating loss (“NOL”) carryforwards, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Some of our U.S. federal NOL carryforwards will begin to expire in 2028, with the remaining losses having no expiration. Please refer to Note 17 to our consolidated financial statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 for a further discussion of the carryforward of our NOLs. As of September 30, 2022, we maintain a full valuation allowance for our net deferred tax assets.

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

From time to time, we provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report on Form 10-Q and in our other public filings and public statements. Any such guidance is prepared by our management and is qualified by, and subject to, the assumptions and the other information contained or referred to in the relevant release and the factors described under “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and our current and periodic reports filed with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 4, 2022, the Company, its wholly-owned subsidiary Vroom Automotive, LLC and Ally Bank and Ally Financial Inc. (together, “Ally”) amended and restated the 2020 Vehicle Floorplan Facility to, among other things, decrease the line of credit from $700.0 million to $500.0 million and extend the maturity date to March 31, 2024 (as amended, the “2022 Vehicle Floorplan Facility”).

In addition, the amendment modifies the amount of credit available to the Company on a monthly basis to the product of (1) the greater of five times the aggregate number of retail units sold during the most recent month for which information is available or the aggregate number of retail units sold during the five most recent months for which information is available and (2) the greater of the average outstanding floorplan balance of all vehicles on the floorplan as of the immediately preceding month-end or the average monthly outstanding floorplan balance of all vehicles on the floorplan as of month-end for the immediately preceding five months. The amendment also provides that the Company may elect to increase its monthly credit line availability by an additional $25.0 million during any four months in the period from November 1, 2022 through March 31, 2024, subject to the maximum $500.0 million credit limit. Consistent with the terms of the 2020 Vehicle Floorplan Facility, the Company and Vroom Automotive, LLC have provided Ally with a guaranty of payment of all amounts owed under the 2022 Vehicle Floorplan Facility as well as a security interest in all or substantially all tangible, intangible, and other personal property of Vroom, Inc., to secure obligations under the 2022 Vehicle Floorplan Facility.

The 2022 Vehicle Floorplan Facility bears interest at a rate equal to the Prime Rate, announced per annum by Ally Bank, plus 175 basis points. Additionally, the Company is subject to amended covenants and events of default. The Company is required to maintain a certain level of equity in the vehicles that are financed, to maintain at least 20.0% of the credit line in cash and cash equivalents, and to maintain a minimum required balance with Ally of at least 12.5% of the daily floorplan principal balance outstanding through December 31, 2022 and 15.0% effective January 1, 2023. The Company was required to pay a commitment fee upon execution of the 2022 Vehicle Floorplan Facility.

The 2022 Vehicle Floorplan Facility is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The above description of the 2022 Vehicle Floorplan Facility is qualified in its entirety by reference to such Exhibit.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

3.1	Amended and Restated Certificate of Incorporation of Vroom, Inc.	10-Q	001-39315	3.1	August 13, 2020

3.2	Amended and Restated Bylaws of Vroom, Inc.	10-Q	001-39315	3.2	August 13, 2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-238482	4.1	June 1, 2020

4.2	Indenture, dated as of June 18, 2021, between Vroom, Inc. and U.S. Bank National Association, as trustee	8-K	001-39315	4.1	June 21, 2021

4.3	Form of Global Note representing the 0.750% Convertible Senior Notes due 2026 (included in Exhibit 4.2)	8-K	001-39315	4.2	June 21, 2021

4.4	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

10.1	Amended & Restated Inventory Financing and Security Agreement, dated November 4, 2022 by and among Ally Bank, Ally Financial Inc., Vroom Automotive, LLC and Vroom, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS	Inline XBRL Instance Document		X

101.SCH	Inline XBRL Taxonomy Extension Schema Document		X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document		X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document		X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document		X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document		X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)		X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: November 7, 2022	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: November 7, 2022	By:	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer
(principal financial officer)