Form 10-K
period 2022-12-31
Vroom, Inc.
filed 2023-03-02
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39315

VROOM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	901112566
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the common stock of the registrant held by non-affiliates was $158.9 million based on the closing price of the common stock on The Nasdaq Global Select Market of the Nasdaq Stock Market LLC on such date.

As of February 28, 2023, 138,537,183 shares of the registrants’ common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding general economic and market conditions, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K are only predictions. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including risks described in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•
despite the cost saving measures, reduced growth rates and increased focus on liquidity and profitability contemplated by our Business Realignment Plan and long-term roadmap, we may need to raise additional capital through debt or equity financings to achieve our business objectives and there can be no assurance that such financings will be available in amounts or on terms acceptable to us, if at all;
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
•
our prior rapid growth is not indicative of our near term growth under our long-term roadmap and, if and when we return to rapid growth, we may not be able to manage our growth effectively;
•
we may be unable to successfully complete the integration of the United Auto Credit Corporation ("UACC") business into our business and support UACC as a captive lending operation for Vroom, or realize the anticipated benefits of the UACC Acquisition or those benefits could take longer than anticipated;
•
UACC's may be unable to sell automotive finance receivables and generate gains on sales of those finance receivables, which could harm our business, results of operations, and financial condition;
•
we rely on third-party vendors for key components of our business, which exposes us to increased risks;
•
we have entered into outsourcing arrangements with third parties related to our customer experience team, and difficulties experienced in and our transition away from these arrangements have and could continue to result in an interruption of our ability to sell our vehicles and value-added products;
•
our business, sales and results of operations are materially affected by our customer experience, our reputation and our brand;
•
we face a variety of risks associated with the operation of our vehicle reconditioning centers by us and our third-party service provider, any of which could materially and adversely affect our business, financial condition and results of operations;
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

PART I

Item 1. Business

Overview

Vroom, Inc., which was incorporated under the laws of the State of Delaware in 2012, is a holding company that conducts its operations through its subsidiaries. Vroom, Inc. completed its initial public offering (“IPO”) in June 2020 and its common stock trades on The Nasdaq Global Select Market (“Nasdaq”) under the symbol VRM. Unless the context otherwise requires, references herein to “Vroom”, “the Company”, “we”, “us” or “our” refer to Vroom and its consolidated subsidiaries. Vroom owns United Auto Credit Corporation (“UACC”), a leading automotive finance company, that offers vehicle financing through third party dealers under the UACC brand and to Vroom customers under the Vroom Financial Services brand. Vroom also operates the Texas Direct Auto (“TDA”) and CarStory brands.

Our Company

Vroom is an innovative, end-to-end ecommerce platform that is transforming the used vehicle industry by offering a better way to buy and a better way to sell used vehicles. The Company's scalable, data-driven technology brings all phases of the car buying and selling process to consumers wherever they are, and offers an extensive selection of used vehicles, transparent pricing, competitive financing, and at-home pick-up and delivery. Vroom is deeply committed to creating an exceptional experience for its customers.

We take a vertically integrated, hybrid approach, which leverages the benefits of national scale and local efficiency. We are driving enduring change in the industry by reinventing all phases of the vehicle buying and selling process, from discovery to delivery and everything in between. Our platform encompasses:

•
Ecommerce: We provide consumers with a personalized and intuitive ecommerce interface to research and select from thousands of fully reconditioned vehicles, with specific sorting, searching and filtering functionality. Our platform is accessible at any time on any device and provides transparent haggle-free pricing, detailed vehicle information, real-time financing and nationwide contact-free delivery right to a buyer’s driveway. For consumers looking to sell or trade in their vehicles, we provide attractive market-based pricing, real-time price quotes and convenient, at-home vehicle pick-up.

•
Vehicle Operations: Our scalable and vertically integrated operations underpin our business model. We strategically source inventory from consumers, auctions, rental car companies, original equipment manufacturers (“OEMs”) and dealers. We improve our ability to acquire high-demand vehicles through enhanced supply science across all our sourcing channels and utilize national marketing to drive consumer sourcing. In our reconditioning and logistics operations, we deploy a hybrid strategy that optimizes a combination of ownership and operation of assets by us with strategic third-party partnerships. We continue to leverage our expanding last mile logistics operations and geographically dispersed network of reconditioning centers to further develop our regional operating model designed to improve our operating leverage, drive stronger unit economics and enhance our customer experience.

•
Data Science and Experimentation: Data science and experimentation are at the core of everything we do. We rely on data science, machine learning and A/B and multivariate testing to continually drive optimization and operating leverage across our ecommerce and vehicle operations. We leverage data to increase the effectiveness of our national brand and performance marketing, enhance our customer experience, analyze market dynamics at scale, calibrate our vehicle pricing and optimize our overall inventory sales velocity. In our vehicle operations, data science and experimentation enable us to fine tune our supply, sourcing and logistics models and to streamline our reconditioning processes.

•
Vehicle Financing: A critical component of our value proposition is offering vehicle financing to our customers as a seamless component of the transaction process. We currently offer integrated, real-time, individualized financing solutions through strategic partnerships with trusted lenders in automotive finance and through our subsidiary, UACC, which we acquired on February 1, 2022. The acquisition of UACC accelerated Vroom’s strategy to develop a captive financing arm and brought with it UACC’s financing expertise and extensive application processing, underwriting, securitization, and servicing capabilities.

Our Industry and Market Opportunity

The U.S. used automotive market is the largest consumer product category. Based on data from Cox Automotive, there were an estimated 36.2 million used vehicle transactions in 2022. According to a 2022 NADA Auto Retailing market summary, the U.S. automotive industry generated approximately $1.2 trillion in sales in 2021. The industry benefits from entrenched vehicle ownership trends among American consumers, with approximately 283 million registered vehicles on the road in 2022, and approximately 91.9% of families in the United States owning at least one vehicle in 2021. Additionally, the retail used vehicle market generally has shown resilience through recessionary markets and other challenging economic cycles.

The U.S. used automotive market is ripe for disruption as an industry that is notorious for consumer dissatisfaction and has one of the lowest levels of ecommerce penetration. Across all used vehicle sales in 2021, the largest U.S. used vehicle dealer had a market-share of approximately 2%, with the top 100 used vehicle dealers collectively representing only approximately 11%, according to Automotive News. Industry reports estimate that ecommerce penetration will grow to as much as half of all used vehicle sales by 2030. Reflecting changing consumer behavior towards online purchases, in the Cox Automotive Digitization of End to End Retail Study 2021, 80% of consumers said that they want to make at least part of their vehicle purchase online and 64% of car buyers said that they want to handle more of their purchase online compared to the last time they purchased a vehicle. Our platform, coupled with our national presence and brand, provides a significant competitive advantage versus local dealerships and regional players that lack nationwide reach and scalable technology, operations and logistics. The traditional auto dealers and the peer-to-peer market do not offer consumers what we offer.

Our Strategy and Long-Term Roadmap

Following our IPO in 2020, we prioritized unit sales growth over unit economics and experienced triple digit growth in each of 2020 and 2021. In light of operational challenges that arose in our business, the need to reduce our cash spend and changes in financial market sentiment, in May 2022 we adopted a business realignment plan (the “Realignment Plan”), pursuant to which we chose to slow down and improve both our operations and our customer experience, while also living within our means, prioritizing profitability and liquidity and driving unit economics. The Realignment Plan included several elements, such as reducing the rate of unit sales to focus on lowering costs and expanding gross profit per unit; reducing marketing expense by focusing on the highest-ROI channels while aligning with volume trajectory; reducing the number of physical office locations; right sizing our organization through headcount reductions to align with unit volume; and further developing our regional operating model. In furtherance of the Realignment Plan, in 2022 we continued to take measures to reduce fixed and variable costs, including further headcount reductions.

In 2022, we developed a long-term road map designed to achieve three key objectives: prioritizing unit economics over growth, significantly reducing operating expenses, and maximizing liquidity. In 2023, we have refined these three key objectives to prioritize unit economics and growth, improve costs per unit and maximize liquidity.

To achieve these three key objectives, we are focused on four strategic initiatives:

•
Building a well-oiled transaction machine: Optimize our sales channels using internal and outsourced resources and digitization; streamline and digitize the title and registration process; and optimize our marketing strategies by building brand awareness, growing organic search traffic and fine-tuning paid media campaigns to improve direct traffic and drive conversion.

•
Building a well-oiled metal machine: Optimize pricing and assortment of vehicles through predictive data and analytics and regionalization, as well as synchronize our end-to-end supply chain to increase velocity and improve flow.

•
Building a regional operating model: Build a regional operating model to improve the customer experience; increase the speed of the supply chain; lower logistics costs; and reduce markdowns.

•
Building a captive finance offering: Accelerate the development of UACC as a captive financing operation, giving us the ability to better serve our customers across the credit spectrum, drive enhanced unit economics and improve our overall customer experience.

These four initiatives are designed to further our progress in building a profitable business model, enable us to build a well-oiled machine across our operations and position us to resume growth.

Ecommerce Operations

Vroom’s end-to-end ecommerce platform streamlines all aspects of the automotive buying and selling experience for consumers. We offer an inventory of thousands of vehicles that have passed our detailed inspections, meet our proprietary Vroom Reconditioning Standards and are backed by our free Vroom 90-Day Limited Warranty. Our platform provides comprehensive and transparent information on each of the vehicles we sell, including high-resolution photography and detailed product descriptions, which show our customers our vehicles from all angles, highlight imperfections and provide third-party vehicle history reports. In addition to the size and diversity of our inventory selection, we provide buyers with a personalized, intuitive interface with specific sorting, searching and filtering functionality. This enables our customers to research and discover the right car for their unique needs.

We price our vehicles using data science and proprietary algorithms, ensuring that buyers receive attractive, market-based, no-haggle pricing. We provide seamlessly integrated, real-time, individualized financing solutions through UACC and our strategic partnerships with trusted leaders in automotive finance and give our customers access to competitive market rates. We also offer third-party protection products, such as vehicle service contracts, GAP protection and tire and wheel coverage, all with transparent pricing. For added assurance, our Vroom 7-Day Return Program offers customers seven days or 250 miles to test drive their purchase and return their vehicle for any reason.

For consumers looking to sell their vehicles, our Sell Us Your Car® proposition offers the ease of online submission of basic vehicle information to receive an on-demand appraisal for vehicles being sold in a direct-buy transaction or traded in on a vehicle purchase. We utilize our extensive data insights and experience across thousands of transactions to generate a quote that reflects a competitive market-based price. Price quotes are valid for seven days or 250 miles. This process allows customers to shop, compare and analyze the sale of their vehicle from the convenience of their home. We offer customers national, at-home, vehicle pick-up free of charge within days of accepting our price. As an added convenience, we offer hassle-free customer payment and/or pay-off of any loans on the vehicle being sold, saving the customer time and paperwork.

Sales Operations

We use a combination of in-house customer support personnel and third-party customer service providers to operate our call centers and provide sales support to our customers. Our professional customer experience team accompanies the buyer through the process to answer their questions and address their concerns. As part of our long-term roadmap and in response to a significant staff reduction by one of our third-party telephone sales support providers, we are building our in-house sales team, have ceased using such third-party telephone sales provider and have meaningfully increased the level of sales supported internally, which we believe will improve our customer experience, and lower our selling costs.

As part of our initiative to build a well-oiled transaction machine, we also are focused on optimizing the end-to-end paper supply chain by automating and streamlining processes from initial documentation to vehicle registration. A critical component of this initiative is our Digital Title Vault, utilizing digital scanning and OCR to remove time consuming and error-prone manual processes and ensure all for-sale vehicles have quality-assured titles in Vroom’s name that can be readily transferred to customers. These enhancements are designed to improve the customer experience while also lowering transaction costs.

Reconditioning

Before a vehicle is listed for retail sale on our platform, it undergoes a thorough reconditioning process in order to meet our Vroom retail sales criteria. The efficiency of this reconditioning process is a key element in our ability to grow profitably. To recondition vehicles, we rely on a combination of our Vroom-owned vehicle reconditioning center ("VRC")

along with a network of VRCs owned and operated by a third party. We combine the use of our proprietary reconditioning center (“Vroom VRC”) and third-party vehicle reconditioning centers (“third-party VRCs”) to best meet our reconditioning needs. We leverage our partnerships with this third party to recondition approximately three-fourths of the vehicles in our inventory to our Vroom Reconditioning Standards, which creates capacity to quickly and efficiently scale or contract as business needs dictate, while simultaneously reducing our capital commitments. As part of our long-term roadmap, we intend to maintain third-party partners while also pursuing low capital in-house opportunities for reconditioning to ensure adequate capacity, optimize our end-to-end supply chain and support our regional operating model. As we identify potential VRC locations, leveraging our data science and deep industry experience, we take into account a combination of factors, including proximity to customers, transportation costs, access to inbound inventory and the ability to expand capacity at any current or future third-party partners’ specific locations. Our goal is to improve the speed of our reconditioning centers through optimized capacity scheduling, integrated end-to-end inventory management, and predictive analytics. These initiatives are designed to lower reconditioning costs and inbound shipping costs per unit, and thereby improve per unit economics while enhancing the customer experience.

Logistics

We have built our national third-party logistics network through the development of strategic carrier arrangements with national haulers and consolidation of our carrier base into dedicated operating regions, while also developing our proprietary logistics capabilities. This combination of proprietary and third-party service allows us to focus on improving the quality and reliability of our logistics operations. Specifically, we have prioritized investment in our last-mile hub delivery operations, where we can have the greatest impact on the customer experience, including by investing in short-haul vehicles to make regional deliveries from our last mile hubs and line-haul vehicles for hub-to-hub shipments on high-volume routes. We are also continuing to invest in our processes and technology to remove inefficiencies and increase automation. Consistent with our long-term roadmap and the continued development of our regional operating model, we intend to continue to strategically combine the operation of our proprietary fleet with the use of third-party carriers, as well as synchronize our end-to-end supply chain to increase sales velocity and optimize flow of our inventory. We plan to reduce the number of miles our vehicles travel and lower our inbound and outbound transportation costs using our regional operating model. We believe these initiatives will enable us to reduce logistics costs per mile, improve our inventory turnover and provide the highest level of customer service.

Vroom Financial Services

We offer our customers seamlessly integrated, real-time financing for their vehicle purchases, which we regard as a critical component of our value proposition. We currently arrange reliable vehicle financing at competitive rates for our customers through UACC and by partnering with trusted leaders in automotive finance, including Chase, Ally Financial and Capital One. Strategic partnerships with such lenders offer convenience, assurance and efficiency for our customers, while providing enhanced revenue streams for us.

The acquisition of UACC in February 2022 has enabled us to expand our offerings across the credit spectrum and accelerate the development of our captive financing operation, Vroom Financial Services, which is one of the key strategic initiatives under our long-term roadmap. As of December 31, 2022, UACC funded approximately $133 million in loans to Vroom's customers. As we make further investments in UACC and continue our integration efforts, we expect to develop UACC into a full captive financing arm with disciplined lending expertise, which would enable us to increase our ecommerce unit sales, expand our penetration into sales to customers across the credit spectrum and improve our unit economics.

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting, servicing, and securitization capabilities. We expect UACC to continue to service most of the auto loans it originates. Further, we intend that all loans made by UACC will be funded via existing warehouse lines and sold to third-party investors via securitization transactions or forward flow arrangements. Subject to market conditions and overall economics, we intend to structure UACC’s future securitizations as off-balance sheet transactions.

Third Party Financial Services

While serving as a captive lender for Vroom, UACC also will continue to provide lending and servicing services to its existing dealer network and will seek to expand that network over time. UACC provides funding that allows manufacturer-franchised and independent motor vehicle dealers to finance their customers' purchases of new and used automobiles, light duty trucks and vans. Currently, UACC serves a nationwide network of over 10,000 dealers in 49 states. UACC's lending programs are primarily designed to serve consumers who have limited access to traditional motor vehicle financing. UACC services all of the retail installment sale contracts that it purchases or originates from third party dealers. As of December 31, 2022, and separately from the services it provides through Vroom Financial Services, UACC serviced a portfolio of approximately 72,000 motor vehicle contracts with an aggregate principal outstanding balance of $800.5 million.

Marketing

We operate a multi-channel marketing strategy that includes both national brand and digital performance marketing. As part of our long-term roadmap, we intend to optimize our marketing investment towards the most efficient channels, including by continuing to build brand awareness, growing organic search traffic and optimizing paid media campaigns to improve direct traffic to vroom.com. Our national presence provides a significant competitive advantage versus local dealerships and regional players that lack scalable technology, operations and logistics, and are unable to take advantage of the efficiencies and lower costs of national brand advertising and must typically rely on costly local or regional advertising campaigns. Increasing our brand awareness leads to consumers coming directly to our website and creates an opportunity for increased conversion of our existing lead base, in particular as we expand our offerings across the credit spectrum with the development of our captive financing operations, build additional transactional functionality into our ecommerce platform and build our customer relationship management database.

We leverage various digital performance channels to generate demand among consumers actively in-market to buy or sell a vehicle. This includes aggregator listing sites where we manage the distribution footprint of each VIN by continually optimizing its placement to maximize consumer demand and achieve planned conversion, sales velocity and profitability. Because brand leads convert at a higher rate than all other marketing channels, we believe that a strategic mix of national brand leads and targeted performance marketing leads will improve our marketing efficiency. We also utilize our national marketing efforts to feature our Sell Us Your Car® proposition to drive consumer sourcing of vehicles, which typically generate higher gross profit per unit when sold compared to other inventory sources.

We analyze visitor traffic and customer interaction with our platform to identify and correlate visitor behavior with sales conversion. Our analytics enable us to measure and monitor the ROI generated by our marketing placements, which we then use to optimize placement and spend across marketing channels to balance sales velocity and profitability.

Data Science and Technology

Technology and data science are at the core of everything we do, and all aspects of our business are enhanced by data science. We continuously experiment using A/B and multivariate testing methodologies to drive conversion, innovation and improved unit economics. As part of our long-term roadmap, we are expanding and continuously improving our access to data, using data science and machine learning across our business to achieve our four strategic initiatives. We use our proprietary technology, machine learning and data science models to optimize our vehicle pricing and assortment, improve vehicle gross profit per unit, optimize our marketing investments and conversion funnel, fine-tune our supply, sourcing and logistics models, streamline our reconditioning processes and optimize our overall inventory sales velocity.

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

In addition, CarStory drives automotive retail innovation by aggregating, optimizing, and distributing current market data from thousands of automotive sources. CarStory tracks over three and a half million unique VINs listed for sale every day. This data is aggregated with demand insights from dealers and enterprise brands to generate accurate price and sales predictions. These predictions are further enhanced by CarStory's proprietary enhanced VIN database, ensuring a comprehensive and accurate view of a vehicle.

We have also integrated UACC's underwriting platform into our ecommerce experience. The platform delivers instantaneous risk-adjusted pricing decisions by combining over 25 years of lending and servicing performance data.

Competition

The U.S. used vehicle market is highly fragmented. We face competition from a variety of sources, including the following:

•
dealerships, including traditional new and used car dealerships, large, national car dealers, such as CarMax and AutoNation, which have expanded into online sales, including “omni-channel” offerings, and used car dealers or marketplaces that have ecommerce business models or online platforms, such as Carvana, Shift or CarBravo;
•
automotive finance companies with online ecommerce businesses, such as Chase Auto Preferred and CapitalOne Auto Navigator;
•
the peer-to-peer market, utilizing sites such as Facebook, Craigslist.com, eBay Motors and Nextdoor.com and consignment websites such as CarLotz; and
•
sales by rental car companies directly to consumers of used vehicles which were previously utilized in rental fleets, such as Enterprise Car Sales.

Internet and online automotive sites could change their models to sell used vehicles and compete with us, such as Google, Amazon, AutoTrader.com, Edmunds.com, KBB.com, Autobytel.com, TrueCar.com, CarGurus and Cars.com. In addition, automobile manufacturers such as Ford and Volkswagen could change their sales models in a fashion similar to General Motors (with their platform CarBravo, a used-vehicle marketplace for General Motors-branded vehicles aimed at competing with online dealerships) or otherwise to better compete with our model through technology and infrastructure investments. While such enterprises may change their business models and endeavor to compete with us, the sale of used vehicles through ecommerce presents unique operational and technical challenges.

We view our main competitors to be the traditional auto dealers, who make up the significant portion of U.S. used vehicle sales and are still operating under an outdated business model that is ripe for disruption. We believe the primary competitive factors in the used automotive retail industry include price, selection, transparency, convenience, quality and competitive financing and that our model provides a competitive advantage with respect to these and other factors.

Human Capital Management

As of December 31, 2022, Vroom employed a total of 1,323 employees, of which 1,322 were full-time employees. The total consisted of 1,157 employees across 29 states in the United States and 166 employees based in Belgrade, Serbia, and does not include employees of United Auto Credit Corporation ("UACC"), which we acquired on February 1, 2022. Vroom employees are spread across reconditioning and logistics (23%), corporate functions (15%), transactional staff (34%), technical staff (including data and engineering) (16%) and sales and retail staff (12%). As of December 31, 2022, UACC employed a total of 683 employees, of which 671 were full-time employees. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

In May 2022, in connection with our Realignment Plan, and in January 2023, as part of our continued focus on reducing variable and fixed costs as we pursue our long-term roadmap, we conducted reductions in force across the Vroom business. In 2022, we significantly improved our operations, specifically in our titling, registration and transaction processes, allowing us to now run these aspects of our business with fewer people. We further reduced Vroom's headcount in January 2023 by approximately 275 employees in pursuit of our three key objectives of prioritizing unit economics, reducing operating expenses and maximizing liquidity, as outlined in our long-term roadmap and based on a careful assessment of our business needs, key initiatives, and long-term success and profitable growth. These reductions in force together reflected an approximately 50% reduction of Vroom employees and contractors (excluding UACC) since January 2022.

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

As of the date of this Annual Report on Form 10-K, our CarStory business has 29 U.S. patents with expirations through 2039 and five pending U.S. patent applications, and Vroom has one pending provisional patent and may obtain patents in the future. We own 21 registrations for our trademarks in the United States for Vroom and UACC, collectively, with expirations through 2032, including Vroom®, V & Design®, Get In®, Sell Us Your Car®, VroomProtect®, TDA®, DealerLane®, Texas Direct®, and United Auto Credit®; and we hold 50 registered trademarks in Colombia, Chile, Argentina, the European Union, the United Kingdom, Japan, Singapore, Mexico, Canada, South Korea and Peru for the Vroom® trademark with expirations through 2032 and have a number of pending applications to register Vroom trademarks in other foreign jurisdictions. We continually review our branding strategies and technology development efforts to assess the existence, registrability, and patentability of new intellectual property.

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

Government Regulation

Our business is and will continue to be subject to extensive U.S. federal, state and local laws and regulations. The advertising, sale, purchase, financing and transportation of used vehicles are regulated by every state in which we operate and by the U.S. federal government. The titling and registration of vehicles and the sale of value-added products also are regulated by state laws, and such laws can vary significantly from state to state. In addition, we are subject to regulations and laws specifically governing the internet and ecommerce and the collection, storage and use of personal information and other customer data. We are also subject to federal and state consumer protection laws, including prohibitions against unfair or deceptive acts or practices. The federal governmental agencies that regulate our business and have the authority to enforce such regulations and laws against us include agencies such as the U.S. Federal Trade Commission, the U.S. Department of Transportation, the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice and the U.S. Federal Communications Commission. Additionally, we are subject to regulation by individual state dealer licensing authorities, state consumer protection agencies and state financial regulatory agencies. From time to time, we have been subject to audits, requests for information, investigations and other inquiries from our regulators related to customer complaints. As we encountered operational challenges in keeping up with our rapid growth from 2020 through the first quarter of 2022, we experienced an increase in customer complaints, leading to an increase in such regulatory inquiries. We endeavor to promptly respond to any such inquiries and cooperate with our regulators.

State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our ecommerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them. We are licensed as a dealer in the States of Texas, Florida, Arizona, California and Ohio and all of our vehicle transactions are conducted under our Texas, Florida and Arizona and Ohio licenses. We believe that our activities in other states are not subject to such states’ vehicle dealer licensing laws; however, regulators in such states could seek to require us to maintain a used vehicle dealer license in order to engage in activities in that state. In addition, we may obtain a used vehicle dealer license in certain additional states to maximize operational flexibility and efficiency, enhance our customer experience and invest in relationships with state regulators.

Most states regulate retail installment sales, including setting a maximum interest rate and caps on certain fees or amounts financed. In addition, certain states require that retail installment sellers file a notice or registration document or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. We have obtained a motor vehicle sales finance license in Texas in connection with our Texas dealer license, a retail installment seller license in Florida in connection with our Florida dealer license, and filed the required notice in Arizona in connection with our Arizona dealer license. The financial regulatory agency in Pennsylvania determined that we need to obtain an installment seller license in order to enter into retail installment sales with residents of Pennsylvania. As a result, we are not currently offering third-party financing to our customers in Pennsylvania, who must obtain independent financing to the extent needed to fund any vehicle purchases on our platform. We have since obtained a Pennsylvania installment seller license and expect to resume offering financing to Pennsylvania customers in the future. We also are registered with the Indiana Department of Financial Regulation as a non-lender credit seller.

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

Additionally, we have in the past been subject to federal, state and local laws and regulations, and other government actions related to the COVID-19 pandemic, and may be subject to them in the future, including in. the event of any resurgences or the emergence of new variants.

For a discussion of the various risks we face from regulation and compliance matters, see “Risk Factors—Risks Related to Cybersecurity and Privacy—Failure to comply with federal, state and local laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, as well as our actual or perceived failure to protect such information could harm our reputation and could adversely affect our business, financial condition and results of operations”; “Risk Factors—Risks Related to Laws and Regulations——We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations. Failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations”; “—If we fail to comply with the Telephone Consumer Protection Act, we may face significant damages, which could harm our business, financial condition and results of operations”; “—Government regulation of the internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition and results of operations”; “Risk Factors—Risks Related to Our Use of Data and Technology—We are subject to risks related to online payment methods”; “Risk Factors—Risks Related to Our Growth and Strategy—We are optimizing our proprietary logistics operations, including vehicle pick-ups and delivery from our last mile hubs and line haul transportation of vehicles between our last mile hubs, which will further expose us to increased risks related to ownership of infrastructure and the transportation of vehicles” and “Risk Factors—General Risk Factors—The full extent of the impact of the COVID-19 pandemic, including the emergence of variants or any other resurgences, is uncertain.”

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with the financial and other information contained in this Annual Report on Form 10-K, before you decide to purchase shares of our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material or important, may also become material or important factors that adversely affect our business. If any of the following risks or others not specified below materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Related to Our Financial Condition and Results of Operations

Despite the cost saving measures, reduced growth rates and increased focus on liquidity and profitability contemplated by our Realignment Plan and long-term roadmap, we may need to raise additional capital through debt or equity financings to achieve our business objectives and there can be no assurance that such financings will be available in amounts or on terms acceptable to us, if at all.

As of December 31, 2022, we had cash and cash equivalents of $398.9 million. In May 2022, we adopted the Business Realignment Plan (the “Realignment Plan”) and thereafter adopted our long-term roadmap, each of which was designed to prioritize unit economics, reduce operating expenses and maximize liquidity. Nevertheless, our future capital requirements will depend on many factors, including our revenues, our continued efforts to reduce operating expenses, costs associated with the ongoing integration of UACC and its development into a captive financing operation, investments in our reconditioning, logistics and customer experience operations, UACC’s ability to complete additional securitization transactions, and our ability to free up restricted cash. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures, however, there can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Failure to reduce our cash burn rate, free up restricted cash, generate sufficient revenues, reduce operating costs and/or raise additional capital through debt or equity financings, could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives. See “We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, financial condition and results of operations may be materially and adversely affected.”

We have a history of losses and we may not achieve or maintain profitability in the future.

We have not been profitable since our inception in 2012 and had an accumulated deficit of approximately $1,600.7 million as of December 31, 2022. We incurred net losses of $451.9 million and $370.9 million for the years ended December 31, 2022 and 2021, respectively. We may incur significant losses in the future for a number of reasons, including our inability to reduce costs and increase per unit profitability in accordance with our long-term roadmap, acquire and appropriately price vehicle inventory, provide the exceptional customer experience needed to attract customers, or identify and respond to emerging trends in the used car industry; a slowdown in demand for used vehicles and our related value-added products; weakness in the automotive retail industry generally; general economic conditions, including rising interest rates and inflation; global pandemics and other public health emergencies; and increasing competition, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays in achieving profitability.

While we have reduced fixed and variable operating expenses through the implementation of our Realignment Plan, we expect to continue incurring significant operating expenses as we invest in the UACC business and develop it into a captive finance operation, invest in our proprietary logistics operations, expand our reconditioning capacity, expand our internal sales force, continue certain advertising and marketing efforts to attract customers to our platform and build our brand, continue to invest in technology development and automating key portions of our sales operations and further regionalize our operating infrastructure in accordance with our long-term roadmap. In addition, we anticipate an increase in legal and regulatory costs associated with our operational challenges, as well as continued legal, accounting, compliance and other expenses as a public company. As a result of these expenditures, we will have to generate and sustain revenue sufficient to offset our operating expenses and achieve and maintain profitability. In addition, if we reduce variable costs to respond to losses, this may limit our ability to grow our sales volume and revenues. Our ecommerce gross profit per unit increased by $339, or 15.4%, from the year ended December 31, 2021 to December 31, 2022. To reduce our losses, we will need to increase our gross profit per unit by lowering our costs per unit by, among other things, focusing on our regional operating model, increasing efficiencies in reconditioning and logistics, and reducing transaction and support expenses, which we may be unable to do. Accordingly, we may not achieve or maintain profitability and we may continue to incur significant losses in the future.

We may not be able to generate sufficient revenue to generate positive cash flow on a sustained basis.

We cannot assure you that we will generate sufficient revenue to offset the cost of maintaining our platform and operations. In line with the reduced unit sales contemplated by our Realignment Plan, our revenue has declined from $3,184.3 million for the year ended December 31, 2021 to $1,948.9 million for the year ended December 31, 2022. Our revenue growth also may be adversely affected by our inability to acquire and appropriately price vehicle inventory, provide the exceptional customer experience needed to attract customers, or execute effective marketing campaigns to increase traffic to our platform; a slowdown in demand for used vehicles and our related value-added products; weakness in the automotive retail industry generally; general economic conditions, including rising interest rates and inflation; global pandemics and other public health emergencies; and increasing competition. We expect our revenue to decline in the short term as we implement our long-term roadmap. You should not consider our historical revenue growth as indicative of our future performance. If our revenue declines beyond what is contemplated, our business, financial condition and results of operations will be materially and adversely affected.

Further, going forward we expect to continue making significant investments to further develop our business, and these investments may not result in increased revenue or growth on a timely basis or at all. For example, we expect to continue to expend substantial financial and other resources on developing our captive finance operation, expanding our internal sales force, continuing certain marketing and other efforts to acquire and retain customers and build our brand, improving our customer experience operations, developing our technology and data science capabilities, adding new features and functionality to our website and mobile applications and expanding of our proprietary reconditioning and logistics operations. These investments may not result in increased revenue or growth in our business. If we cannot successfully earn revenue at a rate that exceeds the costs associated with our business, we will not be able to generate positive cash flow on a sustained basis and our revenue may decline beyond what is contemplated by our long-term roadmap. Additionally, we base our expenses and investment plans on our estimates of revenue and gross profit. If our assumptions prove to be wrong, we may spend more than we anticipate or may generate less revenue than anticipated. If we fail to realize the anticipated benefits of our investments, our business, financial condition and results of operations could be materially and adversely affected.

We recognized an impairment charge related to goodwill. If our amortizable intangible assets or long lived assets become impaired in the future, we would incur additional impairment charges, which would negatively affect our operating results.

Our goodwill was fully impaired as of December 31, 2022. However, if our amortizable intangible assets or long lived assets become impaired in the future, we would incur additional impairment charges, which would negatively affect our results of operations. There is significant judgment required in the analysis of a potential impairment of identified intangible assets and other long-lived assets. Impairment may result from, among other things, significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. As of March 31, 2022, a quantitative interim goodwill impairment assessment was performed over the Company's reporting units, due to the decline in the Company's and comparable companies' stock prices. The Company determined that the estimated fair value of the Ecommerce, Wholesale, and TDA reporting units was less than their carrying amounts. The Company recorded a goodwill impairment charge of $201.7 million in the consolidated statements of operations for the year ended December 31, 2022. See Note 8 to the Company’s Consolidated Financial Statements.

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

As of December 31, 2022, we had outstanding $277.0 million aggregate principal amount of borrowings under our 2022 Vehicle Floorplan Facility and $365.8 million aggregate principal amount of our 0.75% Convertible Senior Notes due 2026 (the "Notes"). Our interest expense was $26.8 million for the year ended December 31, 2022, related to the 2022 Vehicle Floorplan Facility. In addition, as of December 31, 2022, UACC had $79.8 million of securitization indebtedness as well as four senior secured warehouse facility agreements the (“Warehouse Credit Facilities”) with banking institutions, with an aggregate borrowing limit of $850.0 million. As of December 31, 2022, there was $229.5 million in outstanding borrowings related to the Warehouse Credit Facilities. In 2022, we repurchased $254.3 million in aggregate principal amount of our Notes, net of deferred issuance costs of $4.9 million, in open market transactions for $90.2 million. Subject to market conditions and availability, we may continue to opportunistically repurchase Notes from time to time to reduce our outstanding indebtedness at a discount. However, we may be unable to repay, restructure or refinance the remaining Notes.

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

In addition, our indebtedness under our 2022 Vehicle Floorplan Facility bears interest at variable rates. Because we have variable rate debt, fluctuations in interest rates may affect our cash flows or business, financial condition and results of operations. In light of the Federal Reserve's recent increases to the federal funds rate and expectations of future rate increases, we expect to pay higher interest under our 2022 Vehicle Floorplan Facility and incur higher interest expense in 2023 compared to 2022. The 2022 Vehicle Floorplan Facility has higher interest rates than our prior facility, and any future funding arrangements may be at higher interest rates or subject to other less favorable terms. We may attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.

As of December 31, 2022, we, including our subsidiaries, had approximately $955.9 million principal amount of consolidated indebtedness. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

▪
increasing our vulnerability to adverse economic and industry conditions;
▪
limiting our ability to obtain additional financing;
▪
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes, including the successful execution of our long-term roadmap;
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

We may require additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to successfully execute on our long-term roadmap, make certain marketing expenditures to improve our brand awareness, build and maintain our inventory of used vehicles, develop our captive finance operation, expand our internal sales force, improve our customer experience operations, develop new products or services or further improve existing products and services, expand and enhance our operating and proprietary logistics and reconditioning infrastructure and acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings at the Vroom or UACC level to secure additional funds to satisfy our short or long term liquidity needs. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Moreover, any debt financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives, including to successfully execute our long-term roadmap, and to respond to business opportunities, challenges or unforeseen circumstances, could be significantly limited, and our business, financial condition and results of operations could be materially and adversely affected.

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

We rely on a revolving credit agreement with a single lender to finance our vehicle inventory purchases under our 2022 Vehicle Floorplan Facility. Outstanding borrowings are due as financed vehicles are sold, and the 2022 Vehicle Floorplan Facility is secured by our vehicle inventory and certain other assets. If we are unable to maintain our 2022 Vehicle Floorplan Facility, which expires in March 2024, absent renewal, on favorable terms or at all, or if the agreement is terminated or expires and is not renewed with our existing third-party lender or we are unable to find a satisfactory replacement, our inventory supply may decline, resulting in fewer vehicles available for sale on our website. Moreover, the 2022 Vehicle Floorplan Facility has higher interest rates than our prior facility, and any future new funding arrangements may be at higher interest rates or subject to other less favorable terms. These financing risks, in addition to potential rising interest rates, inflation, and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Vehicle Financing”.

We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business.

We expect our quarterly results of operations, including our revenue, gross profit and cash flow to vary significantly in the future based in part on, among other things, vehicle-buying patterns. Vehicle sales historically have exhibited seasonality, with an increase in sales early in the year that reaches its highest point late in the first quarter and early in the second quarter, which then levels off through the rest of the year with the lowest level of sales in the fourth quarter. This seasonality historically corresponds with the timing of income tax refunds, which can provide a primary source of funds for customers’ payments on used vehicle purchases. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. While 2021 and the first half of 2022 did not follow typical market depreciation trends, with continued appreciation in used vehicle pricing throughout that period, there was a shift in the third quarter of 2022 to above average depreciation as compared to pre-pandemic levels. While there remains continued uncertainty surrounding market trends, the current economic outlook forecasts a return to historical seasonal trends in 2023.

Other factors that may cause our quarterly results to fluctuate include, without limitation:

•
the success of operational changes and initiatives that we have and are undertaking under in accordance with our Realignment Plan and our long-term roadmap;
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

Risks Related to Our Growth and Strategy

Our prior rapid growth is not indicative of our short-term strategy under our long-term roadmap and, if and when we return to rapid growth, we may not be able to manage our growth effectively.

Our revenue declined from $3,184.3 million for the year ended December 31, 2021 to $1,948.9 million for the year ended December 31, 2022. Under our Realignment Plan, we reduced the rate of unit sales to focus on profitability, by among other things, lowering our operating expenses and increasing our gross profit per unit. In addition, in accordance with our long-term roadmap, we are investing in further improving and automating key aspects of our sales operations and addressing operational challenges that have arisen from our rapid growth from 2020 through the first quarter of 2022. There can be no assurance that our strategy of reducing the rate of unit sales and focusing on profitability will be successful.

We expect that, in the future, we will pursue profitable growth. However, we may not be successful in pursing profitable growth if we do not, among other things:

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

In 2020 and 2021, our business grew rapidly as new customers purchased vehicles and value-added products from us. During periods of rapid growth we have encountered, and in the future may continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including difficulties in our ability to achieve market acceptance of our platform and attract customers, as well as increasing competition, operational challenges and significant expenses as we grow our business. As we continue to develop our business, and particularly in light of the workforce and operating expense reductions that we have undertaken and may undertake to reduce fixed and variable costs in accordance with our long-term roadmap, we may find it difficult to adapt to meet these challenges. We also expect that our business will evolve in ways that may be difficult to predict. For example, over time our investments that are intended to drive new customer traffic to our website may be less productive than expected, our investments in developing proprietary logistics and reconditioning operations and automating our sales operations may not successfully address our existing operational challenges and we may not successfully develop our captive financing capabilities. In the event of these or any other adverse developments, our continued success will depend on our ability to successfully adjust our strategy to meet changing market dynamics. If we are unable to do so, our business, financial condition and results of operations could be materially and adversely affected.

Our prior rapid growth placed, and in the future may continue to place, significant demands on our management and our operational and financial resources. In addition to our significant growth in sales and revenues, we experienced significant growth in the number of customers on our platform as well as the amount of data that we analyze. Although we hired additional personnel, our operations did not keep pace with our top-line growth, which resulted in backlogs in our operations that adversely affected our customers' experience. In addition, our organizational structure is becoming more complex as we refine our business focus, and we will need to continue to improve our operational, financial and management controls as well as our reporting systems and procedures. This will require significant capital expenditures and the allocation of valuable management resources to grow and adapt in these areas without undermining our corporate culture of teamwork or failing to meet our financial goals. In order to address the operational challenges created by our prior rapid growth, including delays in titling and registering vehicles purchased by our customers, we have undertaken various initiatives. These initiatives include increased digitization and electronic transmission of transaction documents and implementation of our digital title vault to ensure that titles are quality checked and vaulted prior to listing. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they have resulted in, among other things, an increase in the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ experience and/or the quality of the vehicles we sell, our business, financial condition and results of operations could be materially and adversely affected.

We have a limited operating history and are still building out our foundational systems.

We commenced operations in 2012 and acquired TDA in 2015 and, as a result, have a limited operating history. Moreover, over the past several years, we brought in a new senior leadership team that has refocused our strategy, accelerated our growth and committed us to pursue a path to profitability. To execute this strategy, during prior periods of rapid growth we had to manage costs while making investments in enhancing our foundational systems as we scaled our business, including design and expansion of website functionality and features, mobile application development, advancement and deployment of sophisticated data science, lean manufacturing technology, logistics network management, and automation of our transaction processes, and work on all such foundational systems is ongoing. Fundamental to our path to long-term profitability and future growth is the further development of the functionality of our website and mobile applications to facilitate fully digital transactions and reduce the need for continued investments in staffing for the sales and sales support functions and our customer experience operations.

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

In order to enhance the quality of our logistics operations and our customer experience, we have been developing our proprietary logistics operations, including expanding our owned vehicle fleet. Additionally, we are utilizing last mile hubs around the country, through which we coordinate directly with our customers to schedule deliveries in an effort to further strengthen our customer experience. Initially, we prioritized investment in our last mile hub delivery operations and subsequently invested in short-haul trucks to make regional deliveries from our last mile hubs, and line-haul vehicles for hub-to-hub shipments on high-volume routes. As part of our long-term roadmap, we intend to increase our proprietary last mile hub and line-haul fleet over time as we build out our regional operating model. These investments will require significant capital expenditures and operating expenses, increase our current risks and expose us to new risks. These risks include local and federal regulations, vehicular crashes, injury, insufficient internal capacity, taxes, license and registration fees, insurance premiums, self-insurance levels, difficulty in recruiting and retaining qualified drivers, maintaining the truck fleet, disruption of our technology systems, equipment supply, equipment quality, and increasing equipment and operational and overhead costs. Our failure to successfully manage the expansion of our logistics operations could cause delays and increase costs in our inbound and outbound shipping, which may adversely affect our operating results and financial condition.

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

In line with our hybrid business strategy, many components of our business, including our reconditioning facilities, our logistics operations, our customer financing and our customer experience teams primarily have been provided by third parties. In our reconditioning operations, we currently have one third-party service provider reconditioning the substantial majority of our inventory. We carefully select our third-party vendors, but we cannot control their actions. If our vendors terminate their relationships with us or fail to perform as we expect, our operations and reputation could suffer. One or more of these third-party vendors could choose not to do business with us, or could experience financial distress, staffing shortages or liquidity challenges, file for bankruptcy protection, go out of business, undergo a change of control, or suffer disruptions in their business due to the COVID-19 pandemic. For example, in the third quarter of 2022, one of our third-party sales support teams notified us of their intention not to renew their contract with us and significantly reduced its staff dedicated to the Company’s sales operations, which had an impact on our unit sales volume in the second half of 2022 as we transitioned away from the third-party provider. The use of third-party vendors represents an inherent risk to our Company that could have a material adverse effect on our business, financial condition and results of operations.

Our future profitability and growth relies heavily on the effectiveness and efficiency of our marketing and branding efforts, and these efforts may not be successful.

Because we are a consumer brand, we rely heavily on marketing and advertising to increase brand visibility and attract potential customers. While we have reduced marketing expenses as part of our Realignment Plan, advertising expenditures are and will continue to be a significant component of our operating expenses, and there can be no assurance that we will achieve a meaningful return on investment on such expenditures. We continue to evolve our marketing strategies, adjusting our messages, the amount we spend on advertising and where we spend it, and no assurance can be given that we will be successful in developing effective messages and in achieving efficiency in our marketing and advertising expenditures. As a result, our future profitability and growth may depend in part on:

•
our ability to design our near-term marketing strategy to support the goals of our long-term roadmap on a substantially reduced marketing budget;
•
our ability to effectively design our marketing programs to support our regional operating model;
•
the effectiveness of our advertising campaigns and search marketing programs in generating awareness and sales;
•
our ability to prevent confusion among customers that can result from search engines that allow competitors to use or bid on our trademarks to direct customers to competitors’ websites;
•
our ability to prevent internet publication of false or misleading information regarding our platform or our competitors’ offerings; and
•
our ability to reduce our dependence on third-party aggregation websites.

We currently advertise through a blend of brand and direct advertising channels with the goal of increasing the strength, recognition and trust in the Vroom brand and driving more unique visitors to our platform. Our marketing strategy currently includes national television campaigns, and performance marketing through digital platforms, including both auto-centric lead generation platforms and broader consumer-facing platforms. As such, our marketing spend involves the use of various marketing techniques, including programmatic ad-buying, interest targeting, retargeting and email nurturing. As part of our Realignment Plan, we decreased our marketing expense by focusing on our highest-ROI channels while aligning with volume trajectory. Our future profitability and growth will depend in part on the increased efficiency of our promotional advertising and marketing programs and related expenditures, including our ability to create greater awareness of our platform and brand name, to appropriately plan for future expenditures and to drive the promotion of our platform.

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

Our success will depend, in part, on our ability to develop and evolve our business in response to the demands of consumers and other constituents within the automotive industry, as well as competitive pressures. Although we have no plans to do so currently, in some circumstances, we may determine to grow our business through the acquisition of complementary businesses and technologies rather than through internal development, such as our UACC Acquisition in 2022, and our earlier acquisition of the CarStory business. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. The risks we face in connection with acquisitions include:

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

Risks Related to Our Operations

We face a variety of risks associated with the operation of our VRCs by us and our third-party service provider, any of which could materially and adversely affect our business, financial condition and results of operations.

We and a third-party service provider operate our VRCs, with the substantial majority of our inventory being reconditioned by a single third-party service provider. If we are unable to maintain our relationship with our third-party service provider, such service provider ceases to provide the services we need, or such service provider is unable to effectively deliver our services to our standards on timelines and at the prices we have negotiated, and we are unable to contract with alternative providers, increase our supply from existing providers, or replace such service provider with a proprietary VRC (which may require significant time and investment), we could experience a decrease in the finished goods output sufficient to maintain or grow our inventory level, a decline in quality of our reconditioning services, delays in listing our inventory, additional expenses, delivery delays and loss of potential and existing customers and related revenues, which may materially and adversely affect our business, financial condition and results of operations.

Moreover, our future profitability and growth depends in part on developing our proprietary reconditioning and last-mile delivery operations and regionalizing the geographic reach of those operations in accordance with our long-term roadmap in order to reduce shipping costs. We have expanded our reconditioning capacity through third-party VRC locations and, as we continue to develop our business, we intend to add additional proprietary VRCs to our integrated hybrid network to ensure adequate capacity. We have right-sized our proprietary reconditioning operations in the Houston market and currently intend to add additional proprietary VRCs into our integrated network over time. Our existing facilities in the Atlanta area provide us with the space and opportunity to develop a secondary proprietary VRC in the future, depending on our future reconditioning volume. However, there can be no guarantee that we will be able to add additional proprietary VRCs quickly enough and in optimal locations to facilitate development of our regional operating model and to address our capacity needs.

Additionally, we and our third-party service provider are required to obtain approvals, permits and licenses from state regulators and local municipalities to operate our VRCs. There could be delays in obtaining the requisite approvals, permits, financing and licenses to operate our VRCs or we may not be able to obtain them at all. If we or our third-party service provider encounter delays in obtaining or cannot obtain the requisite approvals, permits, financing and licenses to operate our VRCs in desirable locations, our business, financial condition and results of operations may be materially and adversely affected.

We currently rely heavily on third-party carriers to transport our vehicle inventory throughout the United States. Thus, we are subject to business risks and costs associated with such carriers and with the transportation industry, many of which are out of our control.

Although we are optimizing our proprietary logistics network, including as part of our increased focus on developing our regional operating model under our long-term roadmap, we still heavily rely on third-party carriers to transport vehicles from auctions or individual sellers to VRCs, and then from our VRCs to our customers. As a result, we are exposed to risks associated with the transportation industry such as weather, traffic patterns, local and federal regulations, vehicular crashes, gasoline prices and lack of reliability of many independent carriers. Our third-party carriers’ failure to successfully manage our logistics and fulfillment process could cause a disruption in our inventory supply chain and decrease our inventory sales velocity, which may materially and adversely affect our business, financial condition and results of operations. In addition, third-party carriers who deliver vehicles to our customers could adversely affect the customer experience if they do not perform to our standards of professionalism and courtesy, which could adversely impact our business, financial condition and results of operations.

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

We currently conduct our business through multiple VRCs, including our Vroom VRC located outside Houston, Texas, where we hold approximately 12% of our inventory. In addition, our third-party reconditioning services are primarily conducted through a single provider, with facilities located in California, Florida, Arizona and other states. Any unforeseen events or circumstances that negatively affect these areas, including our facilities near Houston, which have experienced flooding and other damage in recent years as a result of severe weather conditions, including hurricanes, could materially and adversely affect our revenues and results of operations. Changes in demographics and population or severe weather conditions and other catastrophic occurrences in areas in which we operate or from which we obtain inventory may materially and adversely affect our results of operations. Such conditions may result in physical damage to our properties, loss of inventory and delays in the delivery of vehicles to our customers. In addition, any such events or circumstances in any of the states where UACC has a high concentration of borrowers could result in payment delays and increased risk of losses and could materially and adversely affect our revenues and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain, integrate and attract qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to retain, develop, motivate and attract highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to retain and attract them. In particular, we are highly dependent on the services of our leadership team to the development of our business, future vision, and strategic direction. In May 2022, Thomas H. Shortt was appointed as our Chief Executive Officer, succeeding Paul J. Hennessy. Additionally, Robert J. Mylod, Jr. was appointed as the Independent Executive Chair of the Board in order to support the leadership change in the Chief Executive Officer position. Our future performance will depend, in part, on the successful transition of the Chief Executive Officer position. If we do not successfully manage the transition, it could be viewed negatively by our customers, employees, investors, suppliers and other third-party partners, and could have an adverse impact on our business and results of operations. We also heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business, including with respect to strategic initiatives such as our long-term roadmap. If members of our senior management team, including our executive leadership, become ill, or if we are otherwise unable to retain them, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis then our business and future growth prospects could be harmed.

In addition, we issue equity awards to certain of our employees as part our hiring and retention efforts, and job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Our employees’ ability to sell their shares in the public market at times and/or at prices desired may lead to a larger than normal turnover rate. If the actual or perceived value of our common stock declines, it may adversely affect our ability to hire or retain employees. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size or value of equity awards granted per employee or undertaking other efforts that may prove an unsuccessful retention mechanism. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business and future growth prospects could be harmed.

Furthermore, in light of the reduction in headcount as part of our initiatives to reduce fixed and variable costs in accordance with our long-term roadmap, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture in the future. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees. If we do not succeed in retaining and motivating existing employees or attracting well-qualified employees in the future, our business, financial condition and results of operations could be materially and adversely affected.

We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition and results of operations. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Company stockholders against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. We also are a party to certain stockholder derivative suits in which the Company is named as a nominal defendant in suits that various individual stockholders seek to bring on behalf of the Company against certain of our current and former directors and officers. These suits are pending in the U.S. District Court for the Southern District of New York and the U.S. District Court for the District of Delaware and are based on the same general course of conduct alleged in the consolidated securities class action. We believe these lawsuits are without merit and intend to vigorously contest these claims. In addition, in April 2022, the Attorney General of Texas filed a lawsuit on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act. See Part I, Item 3. “Legal Proceedings” for more information about these matters and the other legal proceedings to which we are subject.

Risks Related to Our Customer Experience

We have entered into outsourcing arrangements with third parties related to our customer experience team, and difficulties experienced in and our transition away from these arrangements have and could continue to result in an interruption of our ability to sell our vehicles and value-added products.

We have entered into several outsourcing arrangements with third parties related to our customer experience teams, including with respect to our customer inquiries, sales, purchases, financing, document support, customer service and other customer experience operations.

While we have begun to automate and insource key portions of our sales operations as part of our long-term roadmap, in 2022 a majority of inquiries, sales, purchases and financings of our vehicles in our ecommerce business were conducted by phone through a single third-party customer experience center. This third party notified us of their intention not to renew their contract with us beyond the term ending on December 31, 2022 and significantly reduced its staff dedicated to the Company’s sales operations in the second half of 2022. While we have engaged an internal sales team, consistent with our strategy to insource our sales operations as part of our long-term roadmap, as well as an additional third-party team, the reduced staffing at this third-party customer experience center had an impact on our unit sales volume in the second half of 2022 as we began to transition away from using their services and is expected to have an impact on our unit sales volume in the first quarter of 2023. We have ceased using this third-party provider as of January 31, 2023 and have meaningfully increased the level of sales supported internally. If we cannot successfully transition to using our internal sales team and the additional third-party resource to conduct our sales operations, we may be limited in our ability to complete customer transactions, which would make it more difficult to sell vehicles and value-added products through our platform. The ability to successfully grow an effective internal sales team will be critical to our ability to achieve profitable growth.

We also rely on other third parties to provide customer service, document support, titling and registration services and other important customer experience operations and face challenges in maintaining the quality of our customer experience. If any of these third parties are unable to perform to our standards or to provide the level of service required or expected by our customers, or we are unable to renegotiate our agreements with them on attractive terms or at all, or if we are unable to contract with alternative third-party providers, we may be forced to pursue alternatives to provide these services, which could result in delays, interruptions, additional expenses and loss of potential and existing customers and related revenues, any of which may harm our business, financial condition and results of operations.

Our business, sales and results of operations are materially affected by our customer experience, our reputation and our brand.

Our business model is primarily based on our ability to enable consumers to buy and sell used vehicles through our ecommerce platform in a seamless, transparent and hassle-free transaction. A decrease or even the perception of a decrease in the quality of our customer experience or brand could impact results. If consumers fail to perceive us as a trusted brand with a strong reputation and high standards, or if an event occurs that damages our reputation, it could adversely affect customer demand and have a material adverse effect on our business, revenues and results of operations. Our high rate of historical growth made maintaining the quality of our customer experience more difficult, and we have encountered operational challenges in keeping up with our rapid growth from 2020 through the first quarter of

2022. Backlogs in our business developed as there was more sales volume than we had the capacity to manage, resulting in delays in processing transactions, including delays in titling and registering vehicles purchased by our customers, which have adversely affected our customer experience and have led to increased calls to our customer service teams, who have had difficulty keeping up with the increased call volume. If we cannot adequately address these challenges and deliver a positive customer experience through completion of the transaction, including if we cannot successfully transition to our new customer service model and automate and insource key portions of our sales operations in accordance with our long-term roadmap, our brand and our business will suffer. See "We have entered into outsourcing arrangements with third parties related to our customer experience team, and difficulties experienced in and our transition away from these arrangements have and could continue to result in an interruption of our ability to sell our vehicles and value-added products."

Complaints or negative publicity about our business practices, marketing and advertising campaigns, vehicle quality, customer service, delivery experience, compliance with applicable laws and regulations, data privacy and security or other aspects of our business, including on consumer platforms such as the Better Business Bureau, consumer facing blogs and social media websites, could diminish consumer confidence in our platform and adversely affect our brand. The growing use of social media increases the speed with which information and opinions can be shared and thus the speed with which our reputation can be damaged. If we fail or are perceived to fail to deliver the desired customer experience, or fail to correct or mitigate misinformation or negative information about us, our platform, our vehicle inventory, our customer experience, our brand or any aspect of our business, including information spread through social media or traditional media channels, it could materially and adversely affect our business, financial condition and results of operations.

Risks Related to the UACC Business

We may be unable to successfully complete the integration of the UACC business into Vroom’s business and support UACC as a captive lending operation for Vroom.

On February 1, 2022, we completed the UACC Acquisition. Vroom and UACC will need to continue to successfully integrate their operations and to support UACC's operations as a captive lending operation for Vroom. The ongoing integration requires significant efforts from each company, additional investments in technology and operations to scale the combined operations and the development of full credit spectrum lending capabilities at UACC. The ongoing integration of UACC may also divert management’s time and resources from our core business, which could impair our relationships with our current employees, customers and strategic partners and disrupt our operations. The failure to successfully complete such integration would undermine our ability to realize the benefits we expect to receive from the transaction and successfully execute our long-term roadmap, and our business and financial condition may be harmed as a result.

We may not realize the anticipated benefits of the UACC Acquisition or realization of those benefits could take longer than anticipated.

We acquired UACC with the expectation that the transaction would result in benefits to our business over time, including the benefits of a captive finance arm that would enable us to increase ecommerce unit sales, expand our penetration into non-prime sales, accelerate total revenue growth, enhance aggregate gross profit and GPPU, and leverage our fixed cost base. We expect that the development of our captive financing capabilities through the UACC Acquisition will be a significant element of our path to profitability and help position us for long-term growth in accordance with our long-term roadmap. Achieving these benefits will require the successful integration, development and operation of the combined businesses and it is not certain that we will succeed in those efforts. If we fail to fully integrate, develop and operate the combined businesses, we may not realize the benefits we expect to receive from the transaction or realization of those benefits may take substantially longer than anticipated. In addition to these operational risks, ownership of a captive lender will subject us to increased legal and regulatory scrutiny of our lending operations, including credit bureau reporting, loan origination practices and debt collection practices.

In addition, with regard to UACC’s financing, subject to market conditions we intend to maintain a hybrid funding approach through the use of off-balance sheet securitization transactions and forward flow arrangements. Achievement of off-balance sheet accounting treatment requires the Company to sell all of the rated notes and residual certificates in the securitization, subject to holding 5% risk retention. Execution of securitization transactions, including achievement of off-balance sheet accounting treatment for those transactions, is subject to market conditions. Even if UACC is able to complete its securitizations, it may not be able to sell its subordinated securities and those securitizations may not qualify for off-balance sheet accounting treatment, resulting in retention of the underlying loans (or subordinated securities) on our consolidated balance sheet, which could have an adverse impact on our liquidity. For example, as a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests in UACC's January 2023 securitization, requiring that the transaction remain on balance sheet pending the sale of the additional retained interests. There can be no assurance that these additional retained interests will be sold and off-balance sheet treatment will be achieved in the future for this transaction.

UACC may be unable to sell automotive finance receivables and generate gains on sales of those finance receivables, which could harm our business, results of operations, and financial condition.

UACC provides indirect financing by drawing on its Warehouse Credit Facilities to purchase motor vehicle retail installment sales contracts and pledging eligible finance receivables as collateral, then typically selling the receivables related to the financing contract. Advance rates available to UACC on borrowings from the Warehouse Credit Facilities may decrease as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates, which may in turn have an adverse impact on our liquidity. In addition, UACC has entered into various arrangements to sell automotive finance receivables that it purchases, including through securitizations, and we expect UACC to enter into additional securitizations, loan sales to financing partners and other new arrangements in the future, subject to market conditions. If UACC is not able to sell receivables under these current or future arrangements for a variety of reasons, including increased credit losses or because it has reached its capacity under the arrangements, its financing partners exercise termination rights before it reaches capacity, general economic or credit market conditions, market disruption or it reaches the scheduled expiration date of the commitment, and it is not able to enter into new arrangements on similar terms, it may not have adequate liquidity and our business, financial condition and results of operations may be adversely affected. For example, as a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests in UACC's January 2023 securitization, requiring that the transaction remain on balance sheet pending the sale of the additional retained interests. There can be no assurance that these additional retained interests will be sold and off-balance sheet treatment will be achieved in the future for this transaction. Furthermore, if its financing partners do not purchase these receivables, we could be subject to the risk that some of these receivables are not paid when due and be forced to incur unexpected asset write-offs and bad-debt expense.

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

There can be no assurance that UACC will be able to complete additional securitizations in the future, particularly if the securitization markets become increasingly constrained. In addition, the value of any securities that UACC may retain in its securitizations, including securities retained to comply with applicable risk retention rules, might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or the financial markets. Furthermore, although our intent is to sell loans originated by UACC using off-balance sheet securitization transactions, even if UACC is able to complete its securitizations, those securitizations may not qualify for sales accounting if market conditions do not allow for the sale of residual certificates. For example, as a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests in UACC's January 2023 securitization, requiring that the transaction remain on balance sheet pending the sale of the additional retained interests. There can be no assurance that these additional retained interests will be sold and off-balance sheet treatment will be achieved in the future for this transaction. If it is not possible or economical for UACC to securitize its automotive finance receivables in the future, it would need to seek alternative financing to support its operations and to meet its existing debt obligations, which may be less efficient and more expensive than raising capital via securitizations and may have a material adverse effect on our results of operations, financial condition, and liquidity.

UACC is currently experiencing increasing credit losses in interests it holds in automotive finance receivables and its credit scoring systems may not effectively forecast its automotive receivables loss rates. Higher than anticipated credit losses or prepayments or the inability to effectively forecast loss rates may negatively impact its operating results.

Until UACC sells automotive finance receivables, and to the extent it retains interests in automotive finance receivables after it sells them, whether pursuant to securitization transactions or otherwise, UACC is exposed to the risk that applicable customers will be unable or unwilling to repay their loans according to their terms and that the vehicle collateral securing the payment of their loans may not be sufficient to ensure full repayment. Additionally, higher energy prices (including the price of gasoline) and other consumer prices, unstable real estate values, reset of adjustable-rate mortgages to higher interest rates, geopolitical tensions (including outbreaks of military hostilities such as the ongoing military conflict between Ukraine and Russia), interest rate increases, inflation and other factors can affect consumer confidence and disposable income. While credit losses are inherent in the automotive finance receivables business, these conditions can increase loss frequency, decrease consumer demand for motor vehicles and weaken collateral values on certain types of motor vehicles in any period of extended economic slowdown or recession and could have a material adverse effect on our results of operations. Because UACC focuses predominately on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on its receivables are higher than those experienced in the general motor vehicle finance industry and may be affected to a greater extent during an economic downturn.

In addition, the success of UACC's business is highly dependent on the ability to securitize and sell the automotive finance receivables that it underwrites. As a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity in a soft securitization market. As a result, UACC may not be able to sell the subordinate notes or residual certificates issued in the securitizations at a favorable price or at all. In addition, the increased loss severity could lead to reduced servicing income if UACC elects to waive monthly servicing fees going forward as it did in January. The waiver of servicing fees on prior off-balance sheet securitizations could result in consolidation of the related finance receivables and securitization debt on Vroom’s financial statements.

UACC makes various assumptions and judgments about the automotive finance receivables it originates and may establish a valuation allowance and value beneficial ownership interests based on a number of factors. Although management may establish a valuation allowance and value beneficial ownership interests based on analysis it believes is appropriate, this may not be adequate, particularly in periods of increased industry-wide vehicle depreciation rates, which we are currently experiencing. For example, if economic conditions were to deteriorate unexpectedly, additional loan losses not incorporated in the existing valuation may occur. Several variables have historically affected UACC’s recent loss and delinquency rates, including general economic conditions and market interest rates, and such variables are likely to differ in the future. In particular, given the impact the COVID-19 pandemic had on the economy and individuals, historical loss and delinquency expectations may not accurately predict the performance of UACC's receivables and impact its ability to effectively forecast loss rates. Losses in excess of expectations could have a material adverse effect on our business, results of operations, and financial condition. Further, the rate of prepayments cannot be predicted and may be influenced by a variety of factors, including changes in the economic and social conditions of our borrowers.

UACC relies on its internally developed credit scoring systems to forecast loss rates of the automotive finance receivables it originates. If it relies on systems that fail to effectively forecast loss rates on receivables it originates, those receivables may suffer higher losses than expected. UACC’s credit scoring systems were developed prior to the onset of the COVID-19 pandemic and, accordingly, were not designed to take into account the effect of the economic, financial and social disruptions resulting from the pandemic. UACC generally seeks to sell these receivables through securitization transactions and expects to enter into loan sales to financing partners and other new arrangements in the future. If the receivables it sells experience higher loss rates than forecasted, it may obtain less favorable pricing on the receivables it sells to those parties in the future and suffer reputational harm in the marketplace for the receivables it sells and its business, results of operations, and financial condition may be adversely affected. If UACC holds receivables that it originates on its balance sheet until it sells them in securitization transactions or, in the future, through loan sales to its financing partners or other arrangements, and to the extent those receivables fail to perform during its holding period, they may become ineligible for sale.

UACC is currently experiencing increasing credit losses on its finance receivables, which has negatively impacted the fair value of our financial receivables and the losses recognized during 2022. Increasing credit losses may continue to negatively impact our business during 2023, especially due to the fact that UACC primarily operates in the sub-prime sector of the market. As UACC has become and will continue to be an increasingly significant part of our consolidated operations, our business, results of operations, and financial condition is increasingly vulnerable to adverse developments in UACC's business.

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

Additionally, concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could harm our business, financial condition and results of operations. We are subject to numerous federal, state and local laws and regulations regarding privacy, cybersecurity and the collection, use and disclosure of personal information and other data. The scope and interpretation of these laws continue to evolve and may be inconsistent across jurisdictions. New laws also may be enacted. See "Failure to comply with federal, state and local laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, as well as our actual or perceived failure to protect such information could harm our reputation and could adversely affect our business, financial condition and results of operations." Further, we are subject to contractual requirements and others’ privacy policies that govern how we use and protect personal information and other data. These obligations may be interpreted and applied inconsistently and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies or obligations may result in governmental enforcement actions, litigation or negative publicity that could have an adverse effect on our business. If our third-party service providers violate applicable laws, contractual obligations or our policies, then such violations also may put consumer, employee and vendor information at risk and could, in turn, harm our reputation, business and operating results.

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

Any significant changes in retail prices for new or used vehicles could have a material adverse effect on our business, financial condition and results of operations. For example, if retail prices for used vehicles rise relative to retail prices for new vehicles, it could make buying a new vehicle more attractive to our customers than buying a used vehicle, which could have a material adverse effect on our business, financial condition and results of operations and could result in reduced vehicle sales and lower revenue. Additionally, manufacturer incentives, including financing, could contribute to narrowing the price gap between new and used vehicles. While there continues to be downward pressure on the supply of lower price point vehicles, overall demand for used vehicles has recently started to decline after heightened demand during the COVID-19 pandemic. This volatility creates risks around our ability to appropriately price our vehicles and maintain our sales margins. There can be no assurance for how long these market conditions will continue.

More recently, we have observed decreases in the prices for certain new vehicles, including recent announcements by electric vehicle OEMs of reductions in the prices of several of their electric vehicle models, which has an impact on the price of similar used vehicle models.

While lower new vehicle prices generally reduce the price of used vehicles, and therefore, reduces our cost of acquiring new inventory, in 2022 lower prices impacted the value of our inventory. This dynamic has had, and may in the future have, a negative impact on gross profit. For example, while overall inventory reserve decreased from 2021 to 2022 as a result of lower inventory levels, the decrease was partially offset by higher reserves related to our aged inventory and a $3.7 million additional reserve for recent electric vehicle OEM price decreases.

Moreover, any significant changes in retail prices due to scarcity or competition for used vehicles could impact our ability to source desirable inventory for our customers and/or the prices we pay to secure inventory, which could have a material adverse effect on our results of operations and could result in fewer used-car sales and lower revenue or lower gross profit.

Our business is dependent upon access to desirable vehicle inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition or other factors, may have a material adverse effect on our business, financial condition and results of operations.

We acquire vehicles for sale from consumers, auctions, rental car companies, OEMs and dealers. There can be no assurance that the supply of desirable used vehicles will be sufficient to meet our needs. We purchased approximately 80% and 69% of our retail inventory sold from consumers in the years ended December 31, 2022 and 2021, respectively. If our brand is damaged, or consumers otherwise are unwilling to transact with us, we may not be able to source sufficient inventory, or may have to source inventory from lower margin channels. In addition, we purchase a significant amount of our inventory from certain third-party auction sources. If these third parties are unable to fulfill our inventory needs or if we are unable to source desirable used vehicles from alternative third-party providers, we may lack sufficient inventory and, as a result, may lose potential and existing customers and related revenues. Moreover, we sell consumer-sourced vehicles that do not meet our retail standards to auctions, which may result in lower revenues and also could lead to reductions in our available inventory.

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

We have undertaken various initiatives to address the operational challenges created by our prior rapid growth, including delays in titling and registering vehicles purchased by our customers. These initiatives include increased digitization and electronic transmission of transaction documents and implementation of our digital title vault to ensure that titles are quality checked and vaulted prior to listing. While these initiatives are designed to improve our transaction processing, enhance our customer experience, reduce our regulatory risk and increase efficiency in transaction processing, they have resulted in delays in listing our inventory for sale. Since vehicles depreciate rapidly, a failure to expeditiously list our inventory for sale could hurt our sales margins and gross profit per unit, and could materially and adversely affect our business, financial condition and results of operations. For example, a higher portion of our unit sales in the fourth quarter of 2022 was from aged inventory as we obtain titles for vehicles not previously listed for sale, which negatively impacted our sales margin. We expect this trend to continue through the first half of 2023 and to continue to negatively impact our sales margin.

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

Our current and future competitors may include:

•
dealerships, including traditional new and used car dealerships, large, national car dealers, such as CarMax and AutoNation, which have expanded into online sales, including “omni-channel” offerings, and used car dealers or marketplaces that have ecommerce business models or online platforms, such as Carvana, Shift or CarBravo;
•
automotive finance companies with online ecommerce businesses, such as Chase Auto Preferred and CapitalOne Auto Navigator;
•
the peer-to-peer market, utilizing sites such as Facebook, Craigslist.com, eBay Motors and Nextdoor.com and consignment websites such as CarLotz; and
•
sales by rental car companies directly to consumers of used vehicles which were previously utilized in rental fleets, such as Enterprise Car Sales.

Internet and online automotive sites, such as Google, Amazon, AutoTrader.com, Edmunds.com, KBB.com, Autobytel.com, TrueCar.com, CarGurus and Cars.com, could change their models to sell used vehicles and compete with us. In addition, automobile manufacturers such as Ford and Volkswagen could change their sales models in a fashion similar to General Motors (with their platform CarBravo, a used-vehicle marketplace for General Motors-branded vehicles aimed at competing with online dealerships) or otherwise to better compete with our model through technology and infrastructure investments. While such enterprises may change their business models and endeavor to compete with us, the sale of used vehicles through ecommerce presents unique operational and technical challenges.

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

The market for used vehicles may be impacted by the significant, and likely accelerating, changes to the broader automotive industry, which may render our existing or future business model or our ability to sell vehicles, products and services less competitive, unmarketable or obsolete. For example, technology is currently being developed to produce automated, driverless vehicles that could reduce the demand for, or replace, traditional vehicles, including the used vehicles that we acquire and sell, and change the dynamics of car ownership in the future. Additionally, technological advances are facilitating the development of electric, battery powered and hybrid gas/electric vehicles. While most major vehicle manufacturers have announced plans to electrify some or all of their new vehicle offerings, the eventual timing of widespread availability of electric, battery powered and hybrid gas/electric vehicles and driverless vehicles is uncertain due to regulatory requirements, additional technological requirements, and uncertain consumer acceptance of these vehicles. The effect of autonomous, electric and hybrid vehicles on the automotive retail business is uncertain and could include changes in the level of new or used vehicle sales, the price of new or used vehicles and the levels of service required for such vehicles. Also the increase in remote work and virtual workplaces, particularly since the start of the COVID-19 pandemic, has reduced commuting by our existing and potential customers and could lead to reductions in demand for vehicles. Additionally, ride-hailing and ride-sharing services are becoming increasingly popular as a means of transportation and may decrease consumer demand for the used vehicles we sell, particularly as urbanization increases. Urban congestion and congestion pricing, or state and local laws that have been or may be passed encouraging carpooling and use of mass transit systems, may also negatively impact demand for vehicles and pricing that a customer would be willing to pay for a used vehicle. If we are unable to anticipate and respond to trends in the consumer marketplace and the industry, we could experience a material and adverse impact on our business, financial condition and results of operations. In addition to the state and local laws that have been passed in recent years that encourage the use of carpooling and mass transit, local, state and federal environmental regulatory authorities may continue to pursue measures related to climate change and greenhouse gas emissions that may have the effect of discouraging or decreasing the number of cars being driven. Such laws or regulations could adversely impact the demand for our services and our business. If we are unable to or otherwise fail to successfully adapt to such industry changes or laws and regulations, our business, financial condition and results of operations could be materially and adversely affected.

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

From time to time, we have been subject to audits, requests for information, investigations and other inquiries from our regulators related to customer complaints. As we encountered operational challenges in keeping up with our rapid growth from 2020 through the first quarter of 2022, we experienced an increase in customer complaints, leading to an increase in such regulatory inquiries. We endeavor to promptly respond to any such inquiries and cooperate with our regulators. Failure to satisfy regulators in response to such inquiries could lead to revocation of licenses, financial penalties and restrictions on our operations. Such an outcome could have a material adverse effect on our business, financial condition and results of operations. We have incurred fines in certain states and on April 19, 2022, the State of Texas filed a lawsuit in the District Court of Travis County, Texas, against the Company and one of its subsidiaries, alleging violations of the Texas Deceptive Trade Practices Consumer Protection Act. See Part II, Item 1 – “Legal Proceedings.”

State dealer licensing authorities regulate the purchase and sale of used vehicles by dealers within their respective states. The applicability of these regulatory and legal compliance obligations to our ecommerce business is dependent on evolving interpretations of these laws and regulations and how our operations are, or are not, subject to them. We are currently licensed as a dealer in the States of Texas, Florida, Arizona, California and Ohio and currently all of our vehicle transactions are conducted under our Texas, Florida, Arizona and Ohio licenses. We believe that our activities in other states are not subject to such states' vehicle dealer licensing laws; however, regulators in such states could seek to require us to maintain a used vehicle dealer license in order to engage in activities in that state.

Most states regulate retail installment sales, including setting a maximum interest rate and caps on certain fees or amounts financed. In addition, certain states require that retail installment sellers file a notice or registration document or have a sales finance license or an installment sellers license in order to solicit or originate installment sales in that state. We have obtained a motor vehicle sales finance license in Texas in connection with our Texas dealer license, a retail installment seller license in Florida in connection with our Florida dealer license, and filed the required notice in Arizona in connection with our Arizona dealer license. The financial regulatory agency in Pennsylvania determined that we need to obtain an installment seller license in order to enter into retail installment sales with residents of Pennsylvania. As a result, we are not currently offering third-party financing to our customers in Pennsylvania, who must obtain independent financing to the extent needed to fund any vehicle purchases on our platform. We have since obtained a Pennsylvania installment seller license and expect to resume offering financing to Pennsylvania customers in the future. We also are registered with the Indiana Department of Financial Regulation as a non-lender credit seller.

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

Additionally, we have in the past been subject to federal, state and local laws and regulations, and other government actions related to the COVID-19 pandemic, and may be subject to them in the future, including in the event of any resurgences or the emergence of new variants.

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

We utilize telephone calls as a means of responding to and communicating with customers interested in purchasing, trading in and/or selling vehicles and value-added products. Potential customers can submit their contact information, including phone number, via our website or third-party listing sites to express their interest in purchasing a vehicle, selling a vehicle, or obtaining financing terms. We currently engage third-party customer experience centers to respond to certain of these inquiries and further communicate with potential customers concerning sales, purchases and financings of our vehicles through our platform. We send text messages to customers concerning the status of their order, and we intend to expand our use of texting as a means of communicating with our customers.

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

Vroom.com is a mobile website that consumers can access and utilize from their mobile devices. In addition, we have designed and launched mobile apps (iOS and android) to enhance customers’ mobile experience. In light of consumers’ shift to mobile technology, our future success depends in part on our ability to provide enhanced functionality for customers who use mobile devices, including automation of key portions of our sales operations in accordance with our long-term roadmap, to shop for used vehicles and increase the number of transactions with us that are completed by those users. The shift to mobile technology by our users may harm our business in the following ways:

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

Our CarStory business has a number of patents and Vroom has one pending provisional patent and may obtain patents in the future. Effective protection of patents is expensive and difficult to maintain, both in terms of application and registration costs as well as the costs of defending and enforcing those rights. For example, the U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural requirements to complete the patent application process and to maintain issued patents, and noncompliance or non-payment could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in a relevant jurisdiction.

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

Many factors, some of which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, as well as the following:

•
our operating and financial performance and prospects, including as a result of operational changes and initiatives we have and continue to undertake as part of our long-term roadmap;
•
our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•
our guidance regarding future quarterly or annual earnings, and our financial results in relation to previously issued guidance;
•
our ability to achieve the benefits of any cost saving measures;
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
•
political unrest and wars, such as the current war in Ukraine, which could delay and disrupt our business, and if such political unrest further escalates or leads to disruptions in the financial markets or puts further pressure on global supply chains, it could heighten many of the other risk factors included in this Item 1A; and
•
the current inflationary environment in the United States and in other global economies, the impact of rising interest rates and the impact of any recession or general economic downturn; and

•
other changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, global pandemics, and responses to such events.

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

We have recently experienced significant declines in the market price of our common stock, and it could continue to decline in the future, including as a result of the execution, and implementation of our long-term roadmap. Based upon the decline in our stock price, we recorded a goodwill impairment charge in our condensed consolidated statement of operations for the quarter ended March 31, 2022. See Note 8 to our Consolidated Financial Statements. Further declines in our stock price could, among other things, make it more difficult to raise capital on terms acceptable to us, or at all, make it difficult for our investors to sell their shares of common stock, and put us at risk of our stock being delisted from the Nasdaq Global Select exchange if it falls below a minimum bid price of $1 per share for at least 30 consecutive trading days, which would also constitute a fundamental change under the terms of our Indenture and make our Notes redeemable at par upon delisting. In such circumstances, there are actions we could take to prevent such a delisting, such as a reverse stock split, but there can be no assurance that we could successfully execute such actions and prevent a delisting. In addition, companies that experience volatility in the market price of their securities often are the subject of securities class action litigation. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. See Part I, Item 3. “Legal Proceedings.”

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, as of December 31, 2022, we had reserved 4,966,357 shares of our common stock for issuance under our equity incentive plans. The Indenture for our Notes does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, our Notes may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including noteholders who have received shares of our common stock upon conversion of their Notes.

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

As a public company, we face significant legal, accounting, administrative and other costs and expenses. We are subject to the Exchange Act, the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2022, as amended (the "Sarbanes Oxley-Act"), the Wall Street Reform and Consumer Protection Act of 2020 (the “Dodd-Frank Act”), the Public Company Accounting Oversight Board (“PCAOB”) and Nasdaq rules and standards, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to, among other things:

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

In addition, the need to continue to develop the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, including our long-term roadmap, which could prevent us from improving our business, financial condition and results of operations. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

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

We are a “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

As of December 31, 2022, we are a “smaller reporting company” as defined under the rules promulgated under the Exchange Act. We will remain a smaller reporting company until the fiscal year following the determination that either (i) the value of our voting and non-voting common shares held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter or (ii) our annual revenues are $100 million or more during the most recently completed fiscal year and the value of our voting and non-voting common shares held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, or supplemental financial information.

We cannot predict whether investors will find our common stock less attractive if we choose to rely on any these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

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

Management excluded Unitas Holdings Corp., including its wholly owned subsidiaries United PanAm Financial Corp. and United Auto Credit Corporation, from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired in a business combination on February 1, 2022. We are required to include Unitas Holdings Corp., United PanAm Financial Corp. and United Auto Credit Corporation in our management's report on internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act one year from the date of the acquisition, which we expect to be in our Annual Report on Form 10-K for the year ended December 31, 2023. We must ensure that UACC establishes and maintains effective internal controls and procedures for financial reporting. Such compliance efforts may be costly and time consuming and may divert the attention of management.

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

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, expenses and related disclosures. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to income taxes, the realizability of inventory, stock-based compensation, revenue-related reserves, as well as impairment of goodwill and long-lived assets. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

The implementation of new accounting requirements or other changes to GAAP could have a material adverse effect on our reported results of operations and financial condition.

Increased scrutiny and changing expectations from investors, consumers, employees, regulators, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer attraction and retention, access to capital and employee recruitment and retention.

Companies across all industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices and reporting. Investors, consumers, employees and other stakeholders have focused increasingly on ESG practices and placed increasing importance on the implications and social cost of their investments, purchases and other interactions with companies. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, consumer or employee expectations, which continue to evolve, our brand, reputation and customer retention may be negatively impacted.

Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:

•
the availability and cost of low- or non-carbon-based energy sources;
•
the evolving regulatory requirements affecting ESG standards or disclosures;
•
the availability of suppliers that can meet sustainability, diversity and other ESG standards that we may set;
•
our ability to recruit, develop and retain diverse talent in our labor markets; and
•
the success of our organic growth and acquisitions or dispositions of businesses or operations.

If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.

Provisions in the Indenture governing our outstanding convertible notes could delay or prevent an otherwise beneficial takeover of us.

On June 18, 2021, we issued $625.0 million aggregate principal amount of Notes, of which $365.8 million aggregate principal amount are still outstanding. Certain provisions in our Notes and our indenture governing our Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under our Notes and our indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that our security holders may view as favorable.

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

As of December 31, 2022 we had substantial U.S. federal net operating loss (“NOL”) carryforwards, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Some of our U.S. federal NOL carryforwards will begin to expire in 2028, with the remaining losses having no expiration. Please refer to Note 20 of our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a further discussion of the carryforward of our NOLs. As of December 31, 2022, we maintain a full valuation allowance for our net deferred tax assets.

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

General Risk Factors

The full extent of the impact of the COVID-19 pandemic, including the emergence of variants or any other resurgences, is uncertain.

The COVID-19 pandemic and measures implemented by governmental authorities around the world to reduce the spread of COVID-19 disrupted our operations and adversely affected our financial performance beginning late in the first quarter of 2020. After the initial disruption, the used vehicle market began to recover and consumer demand for used vehicles increased. This recovery was bolstered by the introduction of COVID-19 vaccines nationwide.

The nature of work has been greatly altered by COVID-19 and related protocols which have, in turn, broadly shifted employee sentiment regarding in-person work, compensation, and flexibility. Accordingly, we eliminated certain physical office locations in New York and Detroit, where in-person work was not required, in alignment with our cost-saving measures taken across the business pursuant to our Realignment Plan and our long-term roadmap.

In addition, since early March 2020, UACC has worked, and continues to work, with borrowers impacted by COVID-19 on an individual basis to provide deferments, due date changes and other assistance programs. UACC’s assistance programs, if expanded or continued, could materially and adversely impact our business, financial condition and results of operations.

The extent to which COVID-19, including the emergence of any variants or any resurgences, ultimately impacts our business, financial condition and results of operations will depend on future developments, which are highly uncertain and unpredictable.

The pandemic may also have the effect of heightening many of the other risks described herein, including risks relating to changes in consumer demand; our limited operating history; our ability to generate sufficient revenue to generate positive cash flow; our relationships with third-party customer experience teams; the availability of third-party providers to deliver our vehicles to customers nationwide; the operation of our VRCs by us and our third-party service providers; the current geographic concentration of reconditioning services and store inventory; our level of indebtedness; our agreement with a single lender to finance our vehicle inventory purchases and the expiration of such agreement; our access to desirable vehicle inventory; regulatory restrictions; and the shift by traditional dealers to online sales and deliveries. These consequences could have a material effect on our business, operating results, financial condition and prospects.

Our business is subject to the risk of natural disasters, adverse weather events and other catastrophic events, such as war and terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, hurricanes, power losses, telecommunications failures, terrorist attacks, acts of war, global pandemics, human errors and similar events. We have historically experienced business interruptions from time to time at our VRCs, due to actual or threatened adverse weather conditions or natural disasters, and our last mile delivery options may be subject to the same risks. The third-party systems and operations on which we rely are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, flood or hurricane could have an adverse effect on our business, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. We may not have sufficient protection or recovery plans in some circumstances, such as if a natural disaster affects locations that store a significant amount of our inventory vehicles. As we rely heavily on our computer and communications systems and the internet to conduct our business and provide high-quality customer service, any disruptions could negatively affect our ability to run our business, which could have an adverse effect on our business, financial condition, and operating results.

War and acts of terrorism in the United States and abroad could also cause disruptions in our business, consumer demand or the economy as a whole. For example, the invasion of Ukraine by Russia and resulting sanctions by the United States, European Union and other countries could result in a slowdown in global economic growth, rising inflation, market disruptions and increased volatility in commodity prices in the United States. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. The broader consequences of geopolitical tensions, such as embargoes, regional instability and geopolitical shifts; airspace bans relating to certain routes, or strategic decisions to alter certain routes; and potential retaliatory action by governments against companies, cannot be predicted. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition. Any such disruptions may also magnify the impact of other risks described in this Risk Factors section.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We lease office space outside Houston, Texas, consisting of approximately 102,492 square feet of space under a lease that expires in November 2024. We use this space as our corporate headquarters and to support our administrative functions, including finance, human resources, information technology, engineering, sales and marketing and other administrative functions, all of which support our Ecommerce and Wholesale segments.

In addition, we operate the TDA dealership outside Houston, Texas, consisting of approximately 58,000 square feet under a lease that expires in September 2024. This space includes our Vroom VRC, and supports reconditioning and sales operations for our Ecommerce segment.

UACC leases office space in Newport Beach, California, consisting of approximately 20,058 square feet of space under a lease that expires in March 2024. UACC uses this space as its corporate headquarters and to support UACC's retail indirect financing, including risk management, dealer compliance, finance and accounting, human resources, information technology, sales and marketing, credit underwriting and funding, all of which support our Retail Financing segment.

In addition, UACC leases office space in Fort Worth, Texas, consisting of approximately 106,500 square feet of space under a lease that expires in September 2031. UACC uses this space as its servicing center and to support UACC's retail indirect financing, including servicing, collections, remarketing and recovery operations. UACC also leases office space outside of Buffalo, NY, consisting of approximately 12,000 square feet of space under a lease that expires in December 2027. UACC uses this space as its buyer center and to conduct credit underwriting operations in support of its indirect retail financing. The Fort Worth and Buffalo spaces support our Retail Financing segment.

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

In July 2022 and August 2022, respectively, certain plaintiffs filed two putative class action lawsuits in the District Court of Cleveland County, Oklahoma and the New York State Supreme Court, respectively, against Vroom, Inc., and Vroom Automotive LLC as defendants, alleging, among other things, deficiencies in Vroom’s titling and registration of sold vehicles: Blake Sonne, individually and on behalf of all others similar situated, v. Vroom Automotive, LLC and Vroom, Inc., No. CJ-2022-822 and Emely Reyes Martinez, on behalf of all others similarly situated, v. Vroom Automotive, LLC and Vroom Inc., No. 652684/2022. The Company removed the cases to the U.S. District Court for the Western District of Oklahoma (Case No. 22-cv-761) and the U.S. District Court for the Southern District of New York (Case No. 22-cv-7631), respectively, and has filed motions to compel arbitration of all claims in both cases. Because these cases are at early stages and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations

As previously disclosed, we have been subject to audits, requests for information, investigations and other inquiries from our regulators relating to increased customer complaints concerning the same or similar matters alleged in the State of Texas petition. These regulatory matters could continue to progress into legal proceedings as well as enforcement actions. We have incurred fines in certain states and could continue to incur fines, penalties, restitution, or alterations in our business practices, which in turn, could lead to increased business expenses, additional limitations on our business activities and further reputational damage, although to date such expenses have not had a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Robert J. Mylod, Jr.	56	Chairperson of the Board
Timothy M. Crow	67	Director
Michael J. Farello	58	Director
Laura W. Lang	67	Director
Laura G. O’Shaughnessy	45	Director
Paula B. Pretlow	67	Director
Thomas H. Shortt	54	Chief Executive Officer, Director
Robert R. Krakowiak	52	Chief Financial Officer
Patricia Moran	63	Chief Legal Officer and Secretary
C. Denise Stott	55	Chief People and Culture Officer

Robert J. Mylod, Jr. has served as a member of our board of directors since September 2015. Mr. Mylod is the Managing Partner of Annox Capital Management, a private investment firm that he founded in 2013. Previously, Mr. Mylod served as Head of Worldwide Strategy & Planning and Vice Chair for Bookings Holdings, Inc., an online travel services provider, from January 2009 to March 2011 and as its Chief Financial Officer and Vice Chairman from November 2000 to January 2009. He currently serves as the Chair of the board of directors and a member of the compensation committee of Booking Holdings, Inc. Mr. Mylod also currently serves as a member of the board of directors and of the audit committee of Redfin Corporation, an online real estate company. He is also a member of the board of directors of several private companies. Mr. Mylod holds a Bachelor of Arts in English from the University of Michigan and a Master of Business Administration from the University of Chicago Booth School. We believe that Mr. Mylod’s experience as a venture capital investor and a senior finance executive, including having served as the chief financial officer and vice chairman of a large publicly traded online services provider, qualifies him to serve on our board of directors.

Timothy M. Crow has served on our board of directors since October 2022. Mr. Crow is the Chief Executive Officer and Managing Director of Fernwood Holdings, a venture capital investment firm focused on hyper-growth innovators. Mr. Crow has led an accomplished career spanning more than 20 years in human capital management for leading consumer retail companies. From May 2002, Mr. Crow served in roles of increasing responsibility at The Home Depot, Inc., the world's largest home improvement specialty retailer, culminating in his role as Executive Vice President, Chief Human Resources Officer from February 2007 to July 2017. Prior to that, Mr. Crow served as Senior Vice President, Human Resources of Kmart Corporation, a leading general merchandise retailer, from May 1999 through May 2002. Mr. Crow previously served as a director of Milacron Holdings, Corp., a global leader in the plastic technology and processing industry, where he chaired its Leadership Development and Compensation Committee, and currently serves on a director of a number of private companies. Mr. Crow earned a Bachelor of Arts degree from California State University at Northridge. We believe that Mr. Crow’s extensive leadership experience, human capital management expertise, and investment experience qualifies him to serve on our board of directors.

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

Laura W. Lang has served on our board of directors since May 2020. Ms. Lang has served as the Managing Director of Narragansett Ventures, LLC, a strategic advisory firm focused on digital business transformation and growth investing, since January 2014. Since November 2018, Ms. Lang has also served as an adviser to L Catterton. Ms. Lang was the Chief Executive Officer of Time Inc., one of the largest branded media companies in the world, until 2013. From 2008 until she joined Time Inc. in 2012, Ms. Lang was Chief Executive Officer of Digitas Inc., a marketing and technology agency and unit of Publicis Groupe S.A. In addition, she headed the company’s pure-play digital agencies, including Razorfish, Big Fuel, Denuo and Phonevalley. Ms. Lang currently serves as a member of the board of directors and the talent and compensation and finance committees of V. F. Corporation, an international apparel and footwear company, and a member of the board of directors and chair of the compensation committee of Oscar Health Inc., a health insurance company built on a technology platform. She previously served as a member of the board of directors of Care.com Inc. from August 2014 to June 2016, Nutrisystem, Inc. from 2010 to 2012 and Benchmark Electronics, Inc. from 2005 to 2011. Ms. Lang holds a Bachelor of Arts from Tufts University and a Master of Business Administration from the Wharton School of the University of Pennsylvania. We believe Ms. Lang’s extensive leadership experience, digital and media expertise and service on the board of directors of other public companies qualifies her to serve on our board of directors.

Laura G. O’Shaughnessy has served on our board of directors since May 2020. Ms. O'Shaughnessy is currently the Chief Marketing Officer and Co-Founder of Picnic Group, a data-driven consumer packaged goods company where she oversees the scaling of founder-created consumer packaged goods brands. Ms. O’Shaughnessy is a strategic growth and operations consultant for a number of direct to consumer brands. Previously she was the Chief Executive Officer of SocialCode, LLC, a technology company that manages digital and social advertising for leading consumer brands, which she co-founded in 2009. In addition, Ms. O’Shaughnessy oversaw business development and product strategy for the Slate Group, an online publisher, where she specialized in advertising product development and strategic partnerships. Ms. O’Shaughnessy currently serves as a member of the board of directors and of the audit committee and governance committee of Acuity Brands, and on the board of directors of a nonprofit in Washington, D.C. Ms. O’Shaughnessy holds a Bachelor of Arts in Economics from the University of Chicago and a Master of Business Administration from the MIT Sloan School of Management. We believe Ms. O’Shaughnessy’s leadership experience, including serving in a chief executive officer role, and digital and technology expertise, qualifies her to serve on our board of directors.

Paula B. Pretlow has served on our board of directors since April 2021. Ms. Pretlow is a former Senior Vice President of The Capital Group, an investment management firm, where she led the public fund business development and client relationship group and was also responsible for large client relationships from 1999 until 2011. Prior to joining The Capital Group, she worked for Montgomery Asset Management and Blackrock (formerly Barclays Global Investors). She is a member of the board of directors and is the audit and finance committee chair of Williams-Sonoma, Inc. She is also a member of the board of directors of Bitwise Industries and a member of the board of directors of Greenlight Financial Technology, Inc., where she serves on the audit committee. In addition, she currently serves as a member of the Board of Trustees of The Kresge Foundation, The Harry and Jeannette Weinberg Foundation and Northwestern University. Ms. Pretlow holds a Bachelor of Arts in Political Science and a Master of Business Administration, both from Northwestern University, and is a 2017 Fellow of Stanford’s Distinguished Careers Institute. We believe Ms. Pretlow’s leadership experience, including roles in finance and business development, along with her experience as a director, qualify her to serve on our board of directors.

Thomas H. Shortt has served as the Company's Chief Executive Officer since May 2022 and previously served as the Company's Chief Operating Officer from January 2022. Prior to joining Vroom, Mr. Shortt served as Senior Vice President at Walmart Inc. ("Walmart") starting in 2018, where he developed a comprehensive ecommerce supply chain strategy and led improvements through advanced analytics, processes, and systems. Prior to his time at Walmart, Mr. Shortt served as Senior Vice President of Supply Chain at The Home Depot, Inc. starting in 2013, and previously held senior leadership roles overseeing supply chain, fulfillment and logistics, with an emphasis on change management and business transformation, at ACCO Brands Corporation, Unisource Worldwide, Inc., Fisher Scientific International, Inc. and Office Depot, Inc. Mr. Shortt holds a Bachelor’s degree in Accounting from the University of Akron. We believe that Mr. Shortt’s expertise in supply chain, logistics, data analytics and change management qualifies him to serve on our Board of Directors.

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

Holders of Record

We are authorized to issue up to 500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. As of February 28, 2023, there were 25 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future.

Purchases of equity securities by the Issuer or affiliated purchasers

None.

Recent sales of unregistered securities

None.

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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those incorporated by reference into the section titled "Risk Factors" in Part I Item 1A of this Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

A discussion regarding our financial condition and results of operation for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

Vroom is an innovative, end-to-end ecommerce platform that is transforming the used vehicle industry by offering a better way to buy and a better way to sell used vehicles. Our scalable, data-driven technology brings all phases of the car buying and selling process to consumers wherever they are, and offers an extensive selection of used vehicles, transparent pricing, competitive financing, and at-home pick-up and delivery. We are deeply committed to creating an exceptional experience for our customers.

We take a vertically integrated, hybrid approach and leverage the benefits of national scale and local efficiency. We are driving enduring change in the industry by reinventing all phases of the vehicle buying and selling process, from discovery to delivery and everything in between. Our platform encompasses:

•
Ecommerce: We provide consumers with a personalized and intuitive ecommerce interface to research and select from thousands of fully reconditioned vehicles, with specific sorting, searching and filtering functionality. Our platform is accessible at any time on any device and provides transparent haggle-free pricing, detailed vehicle information, real-time financing and nationwide contact-free delivery right to a buyer’s driveway. For consumers looking to sell or trade in their vehicles, we provide attractive market-based pricing, real-time price quotes and convenient, contact-free at-home vehicle pick-up.

•
Vehicle Operations: Our scalable and vertically integrated operations underpin our business model. We strategically source inventory from consumers, auctions, rental car companies, OEMs, and dealers. We improve our ability to acquire high-demand vehicles through enhanced supply science across all our sourcing channels and utilize national marketing efforts to drive consumer sourcing. In our reconditioning and logistics operations, we deploy a hybrid strategy that optimizes a combination of ownership and operation of assets by us with strategic third-party partnerships. We continue to leverage our last mile hub logistics operations and geographically dispersed network of reconditioning centers to further develop our regional operating model designed to improve our operating leverage, drive stronger unit economics and enhance our customer experience.

•
Data Science and Experimentation: Data science and experimentation are at the core of everything we do. We rely on data science, machine learning and A/B and multivariate testing to continually drive optimization and operating leverage across our ecommerce and vehicle operations. We leverage data to increase the effectiveness of our national brand and performance marketing, enhance our customer experience, analyze market dynamics at scale, calibrate our vehicle pricing and optimize our overall inventory sales velocity. In our vehicle operations, data science and experimentation enables us to fine tune our supply, sourcing and logistics models and to streamline our reconditioning processes.

•
Vehicle Financing: A critical component of our value proposition is offering vehicle financing to our customers as a seamless component of the transaction process. We currently offer integrated, real-time, individualized financing solutions through strategic partnerships with trusted lenders in automotive finance and through our subsidiary, UACC, which we acquired on February 1, 2022. The acquisition of UACC accelerated Vroom’s strategy to develop a captive financing arm and brought with it UACC’s financing expertise and extensive application processing, underwriting, securitization, and servicing capabilities.

Based on data from Cox Automotive, there were an estimated 36.2 million used vehicle transactions in 2022. According to a 2022 NADA Auto Retailing market summary, the U.S. automotive industry generated approximately $1.2 trillion in sales in 2021. The U.S. used automotive market is highly fragmented and ripe for disruption as an industry that is notorious for consumer dissatisfaction and has one of the lowest levels of ecommerce penetration. Industry reports estimate that ecommerce penetration will grow to as much as half of all used vehicle sales by 2030. Our platform, coupled with our national presence and brand, provides a significant competitive advantage versus local dealerships and regional players that lack nationwide reach and scalable technology, operations and logistics. The traditional auto dealers and peer-to-peer market do not offer consumers what we offer.

Recent Events

Business Realignment Plan

In light of operational challenges in our business, the need to reduce our cash spend and changes in financial market sentiment, on May 5, 2022, our board of directors (the "Board") approved a business realignment plan designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing our operating expenses and maximizing liquidity (the “Realignment Plan”). The Realignment Plan included a number of elements, such as reducing the rate of unit sales to focus on lowering SG&A and expanding GPPU; reducing marketing expense by focusing on highest-ROI channels while aligning with volume trajectory; reducing the number of physical office locations; right sizing our organization through headcount reductions to align with unit volume; and further developing our regional operating model.

In connection with the Realignment Plan, we incurred expenses of approximately $8.5 million for the year ended December 31, 2022, consisting primarily of severance costs across our organization. Additionally, we recognized approximately $6.5 million of lease impairment charges for the year ended December 31, 2022, related to closing physical office locations in New York, Detroit, Stafford, and Houston as well as Sell Us Your Car® centers.

We continued our strategic analysis of the operations at the TDA store location and decided to further streamline those operations and close the TDA service center. We repurposed the service center to replace our reconditioning facility in Stafford, Texas, which we believe better aligns our proprietary reconditioning operations in the Houston market with our reduced unit sales volume, reduces our lease and operating expenses and provides an improved work environment for our employees.

The restructuring activities associated with the Realignment Plan were substantially completed during 2022. We will continue to reevaluate the optimization of our operations in the future in order to prioritize unit economics, reduce operating expenses, and maximize liquidity.

We achieved approximately $187.0 million of cost reductions and operating improvements across our operations for 2022, when compared to the first quarter annualized, primarily as a result of the Realignment Plan.

Long-Term Roadmap

In 2022, we developed a long-term road map designed to achieve three key objectives: prioritizing unit economics over growth, significantly reducing operating expenses, and maximizing liquidity. In 2023, we have refined these three key objectives to prioritize unit economics and growth, improve costs per unit and maximize liquidity.

In order to achieve these objectives, we are focused on four strategic initiatives:

•
Building a well-oiled transaction machine: Optimize our sales channels using internal and outsourced resources and digitization; streamline and digitize the title and registration process; and optimize our marketing strategies by building brand awareness, growing organic search traffic and fine-tuning paid media campaigns to improve direct traffic and drive conversion.

•
Building a well-oiled metal machine: Optimize pricing and assortment of vehicles through predictive data and analytics and regionalization, as well as synchronize end-to-end supply chain to increase velocity and improve flow.

•
Building a regional operating model: Build a regional operating model to improve the customer experience; increase the speed of the supply chain; lower logistics costs; and reduce markdowns.

•
Building a captive finance offering: Accelerate the development of UACC as a captive financing operation, giving us the ability to better serve our customers across the credit spectrum, drive enhanced unit economics and improve our overall customer experience.

These four initiatives are designed to further our progress in building a profitable business model, enable us to build a well-oiled machine across our operations and position us to resume growth.

Reduction in Force

On January 18, 2023, we executed a reduction in force as part of our continued focus on reducing variable and fixed costs as we pursue our long-term roadmap. We reduced Vroom’s headcount by approximately 275 employees based on our assessment of business needs, the efficiencies obtained by our key initiatives, and our pursuit of long-term success and profitable growth. In 2022, we significantly improved our operations, specifically in our titling, registration and transaction processes, allowing us to now run these processes more cost effectively. We expect to incur expenses of approximately $4.0 million, primarily consisting of severance, and expect to achieve approximately $27.0 million of annualized cost reductions as a result of the reduction in force.

The foregoing estimates are based upon current assumptions and expectations but are subject to known and unknown risks and uncertainties. Accordingly, we may not be able to fully realize the cost savings and benefits initially anticipated.

Convertible Note Repurchases

In 2022, we repurchased $254.3 million in aggregate principal amount of our outstanding 0.75% unsecured Convertible Senior Notes due 2026 (the "Notes"), net of deferred issuance costs of $4.9 million, in open market transactions for $90.2 million. Subject to market conditions and availability, we may continue to opportunistically repurchase the Notes from time to time to reduce our outstanding indebtedness at a discount.

Third-party Sales Support

As part of our long-term roadmap and in response to a significant staff reduction by our primary third-party telephone sales support provider, we have been building our in-house sales team, have ceased using such third-party telephone sales provider and have meaningfully increased the level of sales supported internally, which we believe will improve our customer experience, and lower our selling costs. The ability to successfully grow an effective internal sales team will be critical to our ability to achieve profitable growth.

The reduced staffing in our outsourced sales operations had an impact on our unit sales volume in the second half of 2022 and is expected to have an impact on our unit sales volume in the first quarter of 2023 as we transition away from the third-party provider. Nevertheless, we do not expect this transition to have a long-term impact on our sales volume, financial condition and results of operations as we reduce costs by expanding our internal sales force and leveraging our existing relationships with other sales partners, consistent with our long-term strategy to optimize our cost structure.

UACC Acquisition

On February 1, 2022 (the "Acquisition Date"), we completed the acquisition (the "UACC Acquisition") of 100% of Unitas Holdings Corp., including its wholly owned subsidiaries United PanAm Financial Corp. and United Auto Credit Corporation ("UACC"). Unitas Holdings Corp. (now known as Vroom Finance Corporation), United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and UACC, as well as their other subsidiaries, are now our wholly owned subsidiaries. This acquisition accelerates our strategy of establishing a captive financing arm and underwriting vehicle financing for our customers, the results of which are included within the Ecommerce reporting segment. UACC will also continue its operations with its network of third-party dealership customers, which we intend to continue growing, including the purchases and servicing of vehicle installment contracts, which constitutes a separate reporting segment — Retail Financing. The cash consideration paid was approximately $315.4 million.

Our Model

We generate revenue through the sale of used vehicles, vehicle financing and value-added products. We sell vehicles directly to consumers primarily through our Ecommerce segment as a licensed dealer.

As a result of the UACC Acquisition on February 1, 2022, we are developing a captive financing operation for Vroom customers, which will enable us to provide our customers with expanded financing solutions across the credit spectrum and an enhanced customer experience, while generating improved unit economics. We also expect to generate ecommerce product revenue through interest income on UACC's finance receivables generated by loans provided to Vroom customers and UACC’s sale of such finance receivables in securitization transactions or forward flow arrangements. Additionally, we expect UACC to continue to purchase and service finance receivables originated by its network of third-party dealership customers and generate finance revenue, including interest income as well as gain on sale related to these finance receivables. Over time, we intend to grow the third-party dealership network and business.

We also sell vehicles through wholesale channels, which provide a revenue source for vehicles that do not meet our Vroom retail sales criteria.

For the year ended December 31, 2022, our Ecommerce, Wholesale, and Retail Financing segments represented 70.0%, 15.1%, and 7.8% of our total revenue, respectively.

Our retail gross profit consists of two components: Vehicle Gross Profit and Product Gross Profit. Vehicle Gross Profit is calculated as the aggregate retail sales price for all vehicles sold to customers along with delivery fee revenue and document fees received from customers, less the aggregate cost to acquire such vehicles, the aggregate cost of inbound transportation for such vehicles to our vehicle reconditioning centers, which we refer to as VRCs, and the aggregate cost of reconditioning such vehicles for sale. Product Gross Profit consists of fees earned on vehicle financing originated by our third-party financing sources and any third-party value-added products sold as part of a vehicle sale. Because we are paid fees on the third-party financing and other value-added products we sell, our gross profit on such products is equal to the revenue we generate. Starting in 2022, Product Gross Profit also includes interest income earned on finance receivables from Vroom customers that we originate through UACC to finance the vehicles we sell. It also includes gain on sales of those finance receivables once sold in a securitization transaction or forward flow arrangement that qualify for sales accounting treatment. See “—Key Operating and Financial Metrics.”

Below is an explanation of how we calculate vehicle gross profit per unit and product gross profit per unit:

Our profitability depends primarily on improving unit economics and achieving operating leverage. We deploy a hybrid strategy that optimizes a combination of ownership and operation of assets by us with strategic third-party partnerships. Our hybrid approach also applies to the third-party value-added products we sell to customers. Historically, we generated additional revenue streams without directly underwriting vehicle financing or protection products; however, the UACC Acquisition enables us to underwrite vehicle financing for our customers. As we resume growth, we expect to benefit from efficiencies and operating leverage across our business, including our marketing and technology investments, and our inventory procurement, logistics, reconditioning and sales processes.

Our Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (70.0% of 2022 revenue; 76.7% of 2021 revenue): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales. Starting in 2022, the Ecommerce segment also includes interest income earned on finance receivables from Vroom customers that we originate through UACC to finance the vehicles we sell and gain on sales of those finance receivables once sold in a securitization transaction or forward flow arrangement that qualify for sales accounting treatment.

•
Wholesale (15.1% of 2022 revenue; 15.7% of 2021 revenue): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
Retail Financing (7.8% of 2022 revenue): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

As part of the Realignment Plan, we streamlined TDA's operations and closed our service center. We also reevaluated our reporting segments based on relative revenue and gross profit and significance in our long term strategy. As a result of the quantitative analysis, we determined TDA should not be reported as a separate segment as it was presented prior to the second quarter of 2022.

Gross profit is defined as revenue less cost of sales for each segment. Reflected below is a summary of segment revenue and segment gross profit for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
	2022	2021(1)	2020 (1)

	(in thousands)
Revenue:
Ecommerce	$1,364,195	$2,442,369	$915,451
Wholesale	293,528	498,981	245,580
Retail Financing	152,542	—	—
All Other	138,636	242,905	196,669
Total revenue	$1,948,901	$3,184,255	$1,357,700
Gross profit (loss):
Ecommerce	$99,973	$164,746	$60,861
Wholesale	(10,620)	18,120	(1,432)
Retail Financing	138,381	—	—
All Other	17,053	19,233	12,116
Total gross profit	$244,787	$202,099	$71,545

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

	Year Ended December 31,
	2022	2021	2020
Ecommerce units sold	39,278	74,698	34,488
Vehicle Gross Profit per ecommerce unit	$1,033	$1,108	$869
Product Gross Profit per ecommerce unit	1,512	1,098	896
Total Gross Profit per ecommerce unit	$2,545	$2,206	$1,765
Average monthly unique visitors	1,866,197	1,968,656	969,890
Ecommerce average days to sale	131	74	66

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

Product Gross Profit per Ecommerce Unit

Product Gross Profit per ecommerce unit, which we refer to as Product GPPU, for a given period is defined as the aggregate fees earned on sales of value-added products in that period, net of the reserves for chargebacks on such products in that period, divided by the number of ecommerce units sold in that period. Because we are paid fees on the vehicle financing and value-added products we sell, our gross profit is equal to the revenue we generate from the sale of such products. Starting in 2022, Product GPPU also includes interest income earned on finance receivables from Vroom customers that we originate through UACC to finance the vehicles we sell and gain on sales of those finance receivables once sold in a securitization transaction or forward flow arrangement that qualify for sales accounting treatment, divided by the number of ecommerce units sold in that period.

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

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance: EBITDA, Adjusted EBITDA, and Adjusted EBITDA excluding securitization gain. These non-GAAP financial measures have limitations as analytical tools in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with U.S. GAAP. We have reconciled all non-GAAP financial measures with the most directly comparable U.S. GAAP financial measures.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA excluding securitization gain are supplemental performance measures that our management uses to assess our operating performance and the operating leverage in our business. Because EBITDA, Adjusted EBITDA, and Adjusted EBITDA excluding securitization gain facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes.

EBITDA, Adjusted EBITDA, and Adjusted EBITDA excluding securitization gain

We calculate EBITDA as net loss before interest expense, interest income, income tax expense and depreciation and amortization expense and we calculate Adjusted EBITDA as EBITDA adjusted to exclude realignment costs, acquisition related costs, change in fair value of finance receivables, goodwill impairment charge, gain on debt extinguishment, acceleration of non-cash stock-based compensation, one-time IPO related non-cash revaluation of preferred stock warrant and other costs, which primarily relate to the impairment of long-lived assets. Changes in fair value of finance receivables can fluctuate significantly from period to period and relate primarily to historical loans and debt which have been securitized, and acquired on February 1, 2022 from UACC. Our ongoing business model is to originate or purchase finance receivables with the intent to sell which we recognize at the lower of cost or fair value. Therefore, these historical finance receivables acquired, which are accounted for under the fair value option, will experience fluctuations in value from period to period. We believe it is appropriate to remove this temporary volatility from our Adjusted EBITDA results to better reflect our ongoing business model. Additionally, these historical finance receivables acquired from UACC are expected to run-off within approximately 12 months. We calculate Adjusted EBITDA excluding securitization gain as Adjusted EBITDA adjusted to exclude the securitization gain from the sale of UACC's finance receivables as it provides a useful perspective on the underlying operating results and trends as well as a means to compare our period-over-period results. The following table presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA excluding securitization gain to net loss, which is the most directly comparable U.S. GAAP measure:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net loss	$(451,910)	$(370,911)	$(202,799)
Adjusted to exclude the following:
Interest expense	40,693	21,948	9,656
Interest income	(19,363)	(10,341)	(5,896)
(Benefit) provision for income taxes	(19,680)	754	84
Depreciation and amortization	38,707	13,215	4,654
EBITDA	$(411,553)	$(345,335)	$(194,301)
Realignment costs	$15,025	$—	$—
Acquisition related costs	5,653	5,090	2,080
Change in fair value of finance receivables	8,372	—	—
Goodwill impairment charge	201,703	—	—
Gain on debt extinguishment	(164,684)	—	—
Acceleration of non-cash stock-based compensation	2,439	—	1,262
One-time IPO related non-cash revaluation of preferred stock warrant	—	—	20,470
Other	5,806	—	—
Adjusted EBITDA	$(337,239)	$(340,245)	$(170,489)
Securitization gain	(45,589)	—	—
Adjusted EBITDA excluding securitization gain	$(382,828)	$(340,245)	$(170,489)

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

Data science and experimentation drive decision making across all of our conversion and sourcing efforts. By analyzing the data generated by the millions of visitors and tens of thousands of transactions on our platform, and continually testing strategies to maximize conversion rates, we form a better understanding of consumer preferences and try to create a more tailored ecommerce experience for consumers looking to purchase vehicles. Similarly, for consumers looking to sell vehicles to us, we use a vast set of data and data science, to provide an automated pricing platform that delivers real time, market-driven appraisals, and continually experiment and test in order to further refine our approach to enhance the customer experience and drive increased vehicle purchases.

Increased conversion and consumer sourcing also depends on our ability to provide the necessary customer support and sales support. Our ongoing investment in our customer experience operations includes investments in processes, technology, and data science. We are continuing to invest in our processes, including optimizing our sales channels using internal and outsourced resources, in order to remove friction and increase transaction flow, and in technology and data science to automate and improve our customer experience, reduce costs per transaction and to drive conversion and consumer sourcing.

As part of our long-term roadmap and in response to a significant staff reduction by our primary third-party telephone sales support provider, we have been building our in-house sales team, have ceased using such third-party telephone sales provider and have meaningfully increased the level of sales supported internally, which we believe will improve our customer experience, and lower our selling costs. However, these reductions negatively impacted our sales volume in the second half of 2022 and is expected to have an impact on our unit sales volume in the first quarter of 2023 as we transition away from the third-party provider. Nevertheless, we do not expect this transition to have a long-term impact on our sales volume, or financial condition and results of operations as we reduce costs by expanding our internal sales force and leveraging our existing relationships with other sales partners, consistent with our long-term strategy to optimize our cost structure.

In order to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, including delays in titling and registering vehicles purchased by our customers, we have undertaken various initiatives. These initiatives include increased digitization and electronic transmission of transaction documents and implementation of our digital title vault to ensure that titles are quality checked and vaulted in Vroom's name prior to listing of vehicles on our website. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they have resulted in delays in listing vehicles for sale, which increased the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. As we improve the customer experience and drive efficiency in transaction processing, we expect that we will attract more visitors, improve conversion, drive greater sales and continue to source vehicles from consumers. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ experience, our business, financial condition and results of operations could be materially and adversely affected. See “Risks Related to Our Growth and Strategy—Our prior rapid growth is not indicative of our short-term strategy under our long-term roadmap and, if and when we return to rapid growth, we may not be able to manage our growth effectively.”

Ability to optimize the mix of inventory sources to drive increased gross profit and improvements to our unit economics

Improving unit economics and driving increased gross profit requires a number of important capabilities, including the ability to finance the acquisition of inventory at competitive rates, source high quality vehicles across various acquisition channels nationwide, secure adequate reconditioning capacity and execute effective marketing strategies to increase consumer sourcing. In addition, our ability to accurately forecast pricing and consumer demand for specific types of vehicles is critical to sourcing high quality, high-demand vehicles, as well as lower-price-point vehicles to take advantage of the expanded sales opportunities to customers across the credit spectrum enabled by the UACC Acquisition. The ability to source the optimal mix of quality inventory will be a key driver as we believe the availability of lower price point used vehicles will continue to be constrained. This ability is enabled by our data science capabilities that leverage the growing amount of data at our disposal and generate predictive data analytics that fine-tune our supply and sourcing models. As we continue to invest in our operational efficiency and data science, we expect that we will improve our unit economics and in turn drive increased gross profit.

While lower new vehicle prices generally reduce the price of used vehicles, and therefore, reduce our cost of acquiring new inventory, in 2022 lower prices negatively impacted the value of our inventory. This dynamic has had, and may in the future have, a negative impact on gross profit. For example, while overall inventory reserve decreased from 2021 to 2022 as a result of lower inventory levels, the decrease was partially offset by higher reserves related to our aged inventory and a $3.7 million additional reserve for recent electric vehicle OEM price decreases.

We strategically source inventory from consumers, auctions, rental car companies, OEMs and dealers. For the years ended December 31, 2022 and 2021, vehicles sourced from consumers represent approximately 80% and 69% of our retail inventory sold, respectively. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels and strive to source vehicles in a way that generates the highest sales margins and shortest inventory turns in order to maximize our average gross profit per unit and improve our unit economics. For example, purchasing vehicles at third-party auctions is competitive and, consequently, vehicle prices at third-party auctions tend to be higher than vehicle prices for vehicles sourced directly from consumers. Accordingly, as part of our sourcing strategy, we have strategically increased the percentage of vehicle sales that we source from consumers.

As we continue to make progress on our initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, a higher portion of our unit sales in the fourth quarter of 2022 was from aged inventory as we obtained titles for vehicles not previously listed for sale, which negatively impacted our sales margin (sales price less purchase price of vehicles sold) and GPPU. These aged units impacted our sales margin by approximately $4.0 million and vehicle GPPU decreased to a loss of $1,346 in the fourth quarter of 2022. We expect to sell through our aged inventory in the first half of 2023 and, coupled with the industry-wide decline in used vehicle prices, we expect this to continue to negatively impact our sales margin and GPPU.

In the latter half of 2022, we began inspecting consumer sourced vehicles and making real time adjustments to acquisition pricing as a result of our scaling proprietary logistics operation, which we expect will provide improvements to our overall gross profit per unit over time.

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

We employ a hybrid approach that combines the use of our proprietary vehicle reconditioning center ("VRC") and VRCs primarily operated by a single third-party provider to best meet our reconditioning needs. We intend to optimize reconditioning capacity and operational efficiency through third-party VRC locations and additional proprietary VRCs. Our use of third-party VRCs to recondition vehicles allows us to avoid additional capital expenditures, quickly adjust capacity, maintain greater operational flexibility and broaden our geographic footprint to drive lower logistics costs. Proprietary VRCs will enable us to have increased control over our reconditioning operations, ensure adequate capacity, optimize our end-to-end supply chain and support our regional operating model. In February 2022, Adesa, one of our third-party VRC providers and host of a number of our last-mile hubs, communicated its intent to discontinue its third-party reconditioning services with us as it was being acquired by a competitor. We replaced Adesa's capacity with capacity at our other existing provider. During 2022, we took action to right-size the staffing of our proprietary reconditioning operations as well as optimize the number of third-party reconditioning partner locations to align with our reduced unit sales volume, resulting in a reduction in headcount. We also relocated our reconditioning facility from Stafford, Texas to the former service center at the TDA store location which we believe better aligns our proprietary reconditioning operations in the Houston market with our reduced unit sales volume, reduces our lease and operating expenses and provides an improved work environment for our employees.

Our existing facilities in the Atlanta area provide us with the space and opportunity to develop a secondary proprietary VRC in the future, depending on our future reconditioning needs. Going forward, we will continue to seek to optimize the combination of strategic and geographically dispersed proprietary and third-party VRCs. We will continue to leverage our data science and deep industry experience to strategically select VRC locations where we believe there is the highest supply and demand for our vehicles and enable us to leverage a regional operating model.

Ability to optimize our logistics network

As we scaled our business, we not only added proprietary line-haul capability, but also built our third-party logistics network nationwide through the development of strategic carrier arrangements with national haulers and the consolidation of our carrier base into a smaller number of carriers in dedicated operating regions. We expect that these enhanced logistics operations, combined with the expansion of strategically located VRCs, will drive efficiency in our logistics operations. We have been accelerating our strategy to optimize our hybrid approach by focusing on improving the quality and reliability of our logistics operations. Specifically, we have prioritized investment in our last mile hub delivery operations, where we can have the greatest impact on the customer experience, including by investing in short-haul vehicles to make regional deliveries from our last mile hubs, and line-haul vehicles for hub-to-hub shipments on high-volume routes. We are also continuing to invest in our processes and technology to remove inefficiencies and increase automation. We took action to optimize our proprietary logistics operations in order to align with reduced unit sales volume, which resulted in a reduction in headcount, as well as the restructuring of our network of logistics operations. Consistent with our long-term roadmap and the continued development of our regional operating model, we intend to continue to strategically combine the operation of our proprietary fleet with the use of third-party carriers, as well as synchronize our end-to-end supply chain to increase sales velocity and optimize flow of our inventory. We plan to reduce the number of miles our vehicles travel and lower our inbound and outbound transportation costs using our regional operating model. We believe these initiatives will enable us to reduce logistics costs per mile, improve our inventory turnover and provide the highest level of customer service. We expect that optimizing our logistics network through this hybrid approach will result in improved unit economics, increased profitability and an enhanced customer experience.

Ability to leverage a regional operating model

As we scaled our business, we achieved a national presence and brand that provides a significant competitive advantage versus local and regional dealers, and has enabled us to take advantage of efficiencies and lower costs of national brand advertising. Our national vehicle operations enable us to leverage a regional operating model, which is designed to reduce our operating expenses, increase our operating leverage and improve our unit economics, while also enhancing our customer experience. The regional operating model will increasingly enhance our approach to each component of our vehicle operations. We believe the efficiencies and cost savings expected to be achieved through the regional operating model will be important components of our path to profitability.

Ability to develop and manage our financing capabilities

Revenue earned on vehicle financing, both through our continued partnerships with third-party lenders and the development of our captive financing capabilities, present an opportunity to grow our business and drive profitability. Strategic partnerships with lenders such as Chase, Ally Financial and Capital One provide enhanced revenue streams for us, as well as offering convenience, assurance and efficiency for our customers and have contributed to improvements in Product GPPU. In addition, the acquisition of UACC in February 2022 has enabled us to expand our offerings across the credit spectrum and accelerate the development of our captive financing operation, which is one of the key strategic initiatives under our long-term roadmap. We expect to develop UACC into a full captive financing arm with disciplined lending expertise, which would enable us to increase our ecommerce unit sales, expand our penetration into sales to customers across the credit spectrum and improve our unit economics.

While credit losses are inherent in the automotive finance receivables business, several variables have affected UACC’s recent loss and delinquency rates, including rising interest rates, the current inflationary environment and vehicle depreciation. UACC is currently experiencing higher loss severity on its finance receivables, which has negatively impacted the fair value of our finance receivables and the losses recognized during 2022. Higher than anticipated credit losses may continue to negatively impact our business during 2023, especially due to the fact that UACC primarily operates in the sub-prime sector of the market which is expected to have more volatility.

Furthermore, advance rates available to UACC on borrowings from the Warehouse Credit Facilities may decrease as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates, which may in turn have adverse impact on our liquidity.

Ability to securitize UACC's loan portfolio

The success of UACC's business is highly dependent on the ability to securitize and sell the automotive finance receivables that it underwrites. As a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity in a soft securitization market. As a result, UACC may not be able to sell the subordinate notes or residual certificates issued in the securitizations at a favorable price or at all.

We intend to structure UACC's securitizations to achieve off-balance sheet treatment. However, if UACC fails to sell the residual interests, it will preclude us from recognizing the sale and result in the securitization trust being consolidated and remaining on balance sheet. In addition, the increased loss severity could lead to reduced servicing income if UACC elects to waive monthly servicing fees going forward as it did in January. The waiver of servicing fees on prior off-balance sheet securitizations could result in consolidation of the related finance receivables and securitization debt on Vroom’s financial statements.

Ability to increase and better monetize value-added products

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

Seasonality

Used vehicle sales have historically been seasonal. The used vehicle industry typically experiences an increase in sales early in the calendar year and reaches its highest point late in the first quarter and early in the second quarter. Vehicle sales then level off through the rest of the year, with the lowest level of sales in the fourth quarter. This seasonality has historically corresponded with the timing of income tax refunds, which are an important source of funding for vehicle purchases. Additionally, used vehicles depreciate at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. While 2021 and the first half of 2022 did not follow typical market depreciation trends, with continued appreciation in used vehicle pricing throughout that period, there was a shift in the third quarter of 2022 to above average depreciation as compared to pre-pandemic levels. While there remains continued uncertainty surrounding market trends, the current economic outlook forecasts a return to historical seasonal trends in 2023. See “Risk Factors—Risks Related to Our Financial Condition and Results of Operations—We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business.”

Macroeconomic Factors

Both the United States and global economies are experiencing a sustained inflationary environment and the Federal Reserve’s efforts to tame inflation have led to, and may continue to lead to, increased interest rates, which affects automotive finance rates, reducing discretionary spending and making vehicle financing more costly and less accessible to many consumers. In addition, many economists believe the global economy will experience a recessionary environment in 2023. Moreover, Russia’s invasion of Ukraine and resulting sanctions by the United States, European Union and other countries has increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil supply and demand, which in turn has increased the volatility of oil and natural gas prices. A significant escalation or expansion of economic disruption could continue to impact consumer spending, disrupt our supply chain, broaden inflationary costs, and could have a material adverse effect on our results of operations. We will continue to actively monitor and develop responses to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our business in 2023.

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

As a data-driven company, we acquire inventory based upon demand predicted by our data analytics. While we expect ASP to fluctuate in the short-term as a result of market conditions, our long-term plan is to move towards lower-priced inventory, which we expect will result in a lower ASP. The UACC Acquisition will enable us to expand our automotive financing solutions across the credit spectrum and we expect to increase our offering of lower-price-point vehicles to take advantage of those capabilities.

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

As a result of the UACC Acquisition, we also generate ecommerce product revenue from receivables generated by financing provided to Vroom customers through our captive financing operation. We earn interest income on such finance receivables and receive proceeds from the sale of such finance receivables in securitization transactions or forward flow arrangements. We account for sales of these finance receivables in accordance with ASC Topic 860, Transfers and Servicing of Financial Assets ("ASC 860"). In order for transfers of the finance receivables to qualify as sales, the finance receivables being transferred must be legally isolated, may not be constrained by restrictions from further transfer, and must be deemed to be beyond our control. Although our long-term plan is to structure future securitization transactions to qualify for sale accounting, similar to the 2022 securitization transactions, for which the gain on sale was recorded in “Finance revenue”, as discussed below, current market conditions may impact our ability to achieve sales accounting treatment. In January 2023, we completed the 2023-1 securitization. As a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests, which will require us to account for the 2023-1 securitization as secured borrowings and remain on balance sheet pending the sale of such retained interests. Depending on market conditions, future 2023 securitizations may be accounted for as secured borrowings and remain on balance sheet. The gain on sales recorded in "Product revenue" for the year ended December 31, 2022 were immaterial. The revenue we are able to generate from these sales will be dependent on the current market conditions, the number of finance receivables UACC originates with our customers, the average principal balance of the finance receivables, the credit quality of the portfolio, and the price at which they are sold in securitization transactions or through forward flow arrangements.

Finance revenue

Our finance revenue consists of gain on the sales of finance receivables acquired by UACC from its network of third-party dealership customers, interest income earned on finance receivables, as well as interest income earned on finance receivables held in consolidated VIEs related to UACC securitization transactions consummated prior to the Acquisition Date.

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

In February and July 2022, UACC completed the 2022-1 and 2022-2 securitization transactions, which qualified as sales, therefore we recorded a gain on the sale of the finance receivables. The amount of the gain is equal to the fair value of the net proceeds received less the carrying amount of the finance receivables. Although our long-term plan is to structure future securitization transactions similar to the 2022-1 and 2022-2 securitizations and account for them as sales, market conditions may impact our ability to achieve sales accounting treatment. In January 2023, we completed the 2023-1 securitization. As a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests, which will require us to account for the 2023-1 securitization as secured borrowings and remain on balance sheet pending the sale of such retained interests. Depending on market conditions, future 2023 securitizations may be accounted for as secured borrowings and remain on balance sheet.

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced. Fees are earned monthly at an annual rate of approximately 4% for the 2022-1 securitization and 3.25% for the 2022-2 securitization of the outstanding principal balance of the finance receivables serviced.

As a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity in a soft securitization market. The increased loss severity could lead to reduced servicing income if UACC elects to waive monthly servicing fees going forward as it did in January. The waiver of servicing fees on prior off-balance sheet securitizations could result in consolidation of the related finance receivables and securitization debt on Vroom’s financial statements.

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

Impairment Charges

Impairment charges represent an impairment charge to write down the carrying amount of goodwill to fair value, lease impairment charges, related to closing physical office locations and Sell Us Your Car® centers, and impairment of long-lived assets no longer in use.

Gain on debt extinguishment

Gain on debt extinguishment represents the gain recognized from the repurchase of a portion of our outstanding Convertible Senior Notes due 2026 (the "Notes") in open-market transactions.

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

Interest Income

Interest income primarily represents interest credits earned on cash deposits maintained in relation to our 2022 Vehicle Floorplan Facility as well as interest earned on cash and cash equivalents.

Other Loss (Income)

Other loss (income) primarily represents unrealized losses (gains) on finance receivables at fair value and beneficial interests in securitizations.

Results of Operations

The following table presents our consolidated results of operations for the periods indicated:

	Year Ended December 31,			Year Ended December 31,
	2022	2021	% Change	2021	2020	% Change
	(in thousands)			(in thousands)
Revenue:
Retail vehicle, net	$1,425,842	$2,583,417	(44.8)%	$2,583,417	$1,072,551	140.9%
Wholesale vehicle	293,528	498,981	(41.2)%	498,981	245,580	103.2%
Product, net	62,747	88,824	(29.4)%	88,824	38,195	132.6%
Finance	152,542	—	100.0%	—	—	0.0%
Other	14,242	13,033	9.3%	13,033	1,374	848.5%
Total revenue	1,948,901	3,184,255	(38.8)%	3,184,255	1,357,700	134.5%
Cost of sales:
Retail vehicle	1,382,005	2,495,587	(44.6)%	2,495,587	1,038,209	140.4%
Wholesale vehicle	304,148	480,861	(36.7)%	480,861	247,012	100.0%
Finance	14,161	—	100.0%	—	—	0.0%
Other	3,800	5,708	(33.4)%	5,708	934	100.0%
Total cost of sales	1,704,114	2,982,156	(42.9)%	2,982,156	1,286,155	131.9%
Total gross profit	244,787	202,099	21.1%	202,099	71,545	182.5%
Selling, general and administrative expenses	566,387	547,823	3.4%	547,823	245,546	123.1%
Depreciation and amortization	38,290	12,891	197.0%	12,891	4,598	180.4%
Impairment charges	211,873	—	100.0%	—	—	100.0%
Loss from operations	(571,763)	(358,615)	59.4%	(358,615)	(178,599)	100.8%
Gain on debt extinguishment	(164,684)	—	100.0%	—	—	0.0%
Interest expense	40,693	21,948	85.4%	21,948	9,656	127.3%
Interest income	(19,363)	(10,341)	87.2%	(10,341)	(5,896)	75.4%
Revaluation of stock warrant	—	—	0.0%	—	20,470	(100.0)%
Other loss (income), net	43,181	(65)	(66,532.3)%	(65)	(114)	(43.0)%
Loss before provision for income taxes	(471,590)	(370,157)	27.4%	(370,157)	(202,715)	82.6%
(Benefit) provision for income taxes	(19,680)	754	(2,710.1)%	754	84	797.6%
Net loss	$(451,910)	$(370,911)	21.8%	$(370,911)	$(202,799)	82.9%

Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (70.0% of 2022 revenue; 76.7% of 2021 revenue): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform and fees earned on sales of value-added products associated with those vehicle sales. Starting in 2022, the Ecommerce segment also includes interest income earned on finance receivables from Vroom customers that we originate through UACC to finance the vehicles we sell and gain on sales of those finance receivables once sold in a securitization transaction or forward flow arrangement that qualify for sales accounting treatment.

•
Wholesale (15.1% of 2022 revenue; 15.7% of 2021 revenue): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
Retail Financing (7.8% of 2022 revenue): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

Years Ended December 31, 2022 and 2021

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	39,278	74,698	(35,420)	(47.4)%
Ecommerce revenue:
Vehicle revenue	$1,304,797	$2,360,368	$(1,055,571)	(44.7)%
Product revenue	59,398	82,001	(22,603)	(27.6)%
Total ecommerce revenue	$1,364,195	$2,442,369	$(1,078,174)	(44.1)%
Ecommerce gross profit:
Vehicle gross profit	$40,575	$82,745	$(42,170)	(51.0)%
Product gross profit	59,398	82,001	(22,603)	(27.6)%
Total ecommerce gross profit	$99,973	$164,746	$(64,773)	(39.3)%
Average vehicle selling price per ecommerce unit	$33,220	$31,599	$1,621	5.1%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$1,033	$1,108	$(75)	(6.8)%
Product gross profit per ecommerce unit	1,512	1,098	414	37.7%
Total gross profit per ecommerce unit	$2,545	$2,206	$339	15.4%
Ecommerce average days to sale	131	74	57	77.2%

Ecommerce units

Ecommerce units sold decreased 35,420, or 47.4%, from 74,698 for the year ended December 31, 2021 to 39,278 for the year ended December 31, 2022. This decrease was driven by our strategic decision to prioritize unit economics over unit sales volume, a reduction in third-party sales support staff, which put pressure on servicing our demand, as well as macroeconomic factors.

Ecommerce average days to sale increased from 74 days for the year ended December 31, 2021 to 131 days for the year ended December 31, 2022. We have undertaken various initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, in particular with titling and registration processes. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they resulted in delays in listing vehicles for sale, which increased the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. We expect ecommerce average days to sale to improve over time as we continue to improve our processes.

Vehicle Revenue

Ecommerce vehicle revenue decreased $1,055.6 million, or 44.7%, from $2,360.4 million for the year ended December 31, 2021 to $1,304.8 million for the year ended December 31, 2022. The decrease in ecommerce vehicle revenue was primarily attributable to the 35,420 decrease in ecommerce units sold, which decreased vehicle revenue by $1,119.2 million, partially offset by an increase in ASP per unit, which increased from $31,599 for the year ended December 31, 2021 to $33,220 for the year ended December 31, 2022 and increased vehicle revenue by $63.6 million.

The increase in ASP per unit was primarily due to significant market appreciation in the second half of 2021 and the first half of 2022. In the second half of 2022, there was a return to seasonal depreciation trends. Although we expect ASP to fluctuate in the short-term as a result of market conditions, our long-term plan is to move toward lower-priced inventory, which would result in a lower ASP. Furthermore, as the UACC Acquisition begins to enable us to expand our automotive financing solutions across the credit spectrum, and we expect to increase our offering of lower-price-point vehicles to take advantage of those capabilities.

Product Revenue

Ecommerce product revenue decreased $22.6 million, or 27.6%, from $82.0 million for the year ended December 31, 2021 to $59.4 million for the year ended December 31, 2022. The decrease in ecommerce product revenue was primarily attributable to the 35,420 decrease in ecommerce units sold, which decreased product revenue by $38.9 million, partially offset by a $414 increase in product revenue per unit, which increased product revenue by $16.3 million. Product revenue per unit increased from $1,098 for the year ended December 31, 2021 to $1,512 for the year ended December 31, 2022, primarily due to interest income earned on finance receivables from Vroom customers originated or serviced by UACC.

Vehicle Gross Profit

Ecommerce vehicle gross profit decreased $42.1 million, or 51.0%, from $82.7 million for the year ended December 31, 2021 to $40.6 million for the year ended December 31, 2022. The decrease in vehicle gross profit was primarily attributable to the 35,420 decrease in ecommerce units sold, which decreased vehicle gross profit by $39.2 million. Vehicle gross profit per unit remained relatively flat for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Higher reconditioning costs per unit related to an increased mix of higher mileage and aged vehicles along with significant parts inflation, were offset by a lower inventory reserve. While overall inventory reserve incurred within cost of sales decreased from 2021 to 2022 as a result of lower inventory levels, the decrease was partially offset by higher reserves related to our aged inventory and a $3.7 million additional reserve for recent electric vehicle OEM price decreases.

As we continue to make progress on our initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, a higher portion of our unit sales in the fourth quarter of 2022 was from aged inventory as we obtained titles for vehicles not previously listed for sale, which negatively impacted our sales margin and GPPU. These aged units impacted our sales margin by approximately $4.0 million and decreased vehicle GPPU. We expect to sell through our aged inventory in the first half of 2023 and, coupled with the industry-wide decline in used vehicle prices, we expect this to continue to negatively impact our sales margin and GPPU.

Product Gross Profit

Ecommerce product gross profit decreased $22.6 million, or 27.6%, from $82.0 million for the year ended December 31, 2021 to $59.4 million for the year ended December 31, 2022. The decrease in ecommerce product gross profit was primarily attributable to the 35,420 decrease in ecommerce units sold, which decreased product gross profit by $38.9 million, partially offset by a $414 increase in product gross profit per unit, which increased product gross profit by $16.3 million. Product gross profit per unit increased from $1,098 for the year ended December 31, 2021 to $1,512 for the year ended December 31, 2022, primarily due to interest income earned on finance receivables from Vroom customers originated or serviced by UACC.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	20,876	37,163	(16,287)	(43.8)%
Wholesale revenue	$293,528	$498,981	$(205,453)	(41.2)%
Wholesale gross (loss) profit	$(10,620)	$18,120	$(28,740)	(158.6)%
Average selling price per unit	$14,061	$13,427	$634	4.7%
Wholesale gross (loss) profit per unit	$(509)	$488	$(997)	(204.3)%

Wholesale Units

Wholesale units sold decreased 16,287, or 43.8%, from 37,163 for the year ended December 31, 2021 to 20,876 for the year ended December 31, 2022, primarily driven by a decrease in wholesale units purchased from consumers and a lower number of trade-in vehicles associated with the decrease in the number of ecommerce units sold.

Wholesale Revenue

Wholesale revenue decreased $205.5 million, or 41.2%, from $499.0 million for the year ended December 31, 2021 to $293.5 million for the year ended December 31, 2022. The decrease was primarily attributable to the 16,287 decrease in wholesale units sold, which decreased wholesale revenue by $218.7 million, partially offset by a higher ASP per wholesale unit, which increased wholesale revenue by $13.2 million.

Wholesale Gross (Loss) Profit

Wholesale gross profit of $18.1 million for the year ended December 31, 2021 decreased by $28.7 million to a gross loss of $10.6 million for the year ended December 31, 2022. The decrease was primarily attributable to a $997 change in wholesale gross loss per unit from gross profit per unit of $488 for the year ended December 31, 2021 to wholesale gross loss per unit of $509 for the year ended December 31, 2022, which increased wholesale gross loss by $20.8 million and was primarily driven by lower sales margins. Additionally, the decrease was attributable to the 16,287 decrease in wholesale units sold, which increased wholesale gross loss by $7.9 million. In 2021 there was significant appreciation in the wholesale market, which positively impacted sales margins. Furthermore, due to our prior rapid growth and the operational challenges related to our titling and registration processes, our wholesale vehicle sales included a larger number of vehicles from our aged inventory, which negatively impacted our sales margin in 2022 and GPPU. Coupled with the industry-wide decline in used vehicle prices, we expect this to continue to negatively impact our sales margin and GPPU in the first half of 2023.

Retail Financing

The following table presents our Retail Financing segment results of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	Change	% Change
	(in thousands)
Retail Financing revenue	$152,542	$—	$152,542	100.0%
Retail Financing gross profit	$138,381	$—	$138,381	100.0%

Retail Financing Revenue

Retail Financing revenue was $152.5 million for the year ended December 31, 2022 and included interest income of $78.6 million earned on finance receivables with third-party dealership customers, a gain on sale of $45.6 million on the

United Auto Credit 2022-1 and 2022-2 securitization transactions, servicing income of $13.9 million, and vehicle protection product income net of chargeback reserves.

Retail Financing Gross Profit

Retail Financing gross profit was $138.4 million for the year ended December 31, 2022 and included interest income of $78.6 million earned on finance receivables with third-party dealership customers, a gain on sale of $45.6 million on the United Auto Credit 2022-1 and 2022-2 securitization transactions, servicing income of $13.9 million, and vehicle protection product income net of chargeback reserves, less collection expenses related to servicing finance receivables originated by UACC and interest expense incurred on securitization debt.

Selling, general and administrative expenses

	Year Ended December 31,
	2022	2021	Change	% Change

	(in thousands)
Compensation & benefits	$251,153	$204,913	$46,240	22.6%
Marketing expense	79,670	125,481	(45,811)	(36.5)%
Outbound logistics (1)	39,023	85,788	(46,765)	(54.5)%
Occupancy and related costs	23,363	17,448	5,915	33.9%
Professional fees	33,455	24,386	9,069	37.2%
Software and IT costs	44,570	27,749	16,821	60.6%
Other	95,153	62,058	33,095	53.3%
Total selling, general & administrative expenses	$566,387	$547,823	$18,564	3.4%
(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses associated with vehicle deliveries. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses increased $18.6 million, or 3.4%, from $547.8 million for the year ended December 31, 2021 to $566.4 million for the year ended December 31, 2022. The increase was primarily due to incremental SG&A expenses of $64.1 million related to the inclusion of UACC SG&A expenses in 2022, as UACC was acquired on February 1, 2022. The total increase can be further broken out as follows:

•
a $46.2 million increase in compensation and benefits primarily as a result of an increase in salaries related to an increase in overall headcount and severance costs associated with reductions in force at Vroom. Despite the workforce reduction as part of our Realignment Plan and subsequent measures, overall headcount increased compared to the same period of the prior year, primarily related to the inclusion of UACC's headcount, which was acquired on February 1, 2022;

•
a $16.8 million increase in software and IT costs primarily related to volume-based fees as a result of increased headcount and software and IT costs for UACC, which was acquired on February 1, 2022;

•
a $9.1 million increase in professional fees primarily related to costs incurred in connection with the UACC Acquisition as well as increased legal fees related to ongoing legal and regulatory matters;

•
a $5.9 million increase in occupancy and related costs primarily a result of rent expense related to additional logistics and reconditioning hubs and rent expense for UACC offices; and

•
a $33.1 million increase in other SG&A expenses primarily due to operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, which resulted in approximately $25.4 million of additional costs incurred, including legal settlements and rental car expenses for rental vehicles that we provided to customers whose vehicle registrations were delayed. We regard these situational costs as non-recurring and expect them to decline significantly as we resolve the challenges that arose prior to the implementation of our digital title vault, continue to streamline and automate our titling and registration process, and implement other improvements to our transaction processing.

The above increases were partially offset by:

•
a $45.8 million decrease in marketing expense as a result of our Realignment Plan and long-term roadmap; and

•
a $46.8 million decrease in outbound logistics costs attributable to the decrease in ecommerce units sold.

We expect SG&A expenses to decrease in the future driven by reductions in both fixed and variable cost components as we continue to reevaluate the optimization of our operations. We may not be able to fully realize further cost savings and benefits initially anticipated from the long-term roadmap, and the future costs may be greater than expected.

Depreciation and amortization

Depreciation and amortization expenses increased $25.4 million, or 197.0%, from $12.9 million for the year ended December 31, 2021 to $38.3 million for the year ended December 31, 2022. The increase was primarily due to amortization expense of intangible assets acquired as part of the UACC Acquisition, amortization related to our capitalized internal use software costs incurred in the development of our platform and website applications, and depreciation of short-haul and line-haul vehicles acquired for our proprietary logistics network.

Impairment Charges

Impairment charges represent an impairment charge in 2022 of $201.7 million to write down the carrying amount of the goodwill to fair value, lease impairment charges of $6.5 million, related to closing physical office locations, Stafford reconditioning facility and Sell Us Your Car® centers, and impairment of long-lived assets no longer in use of $3.7 million.

Gain on debt extinguishment

Gain on debt extinguishment represents a gain of $164.7 million recognized in 2022, related to the repurchase of $254.3 million in aggregate principal balance of the Notes, net of deferred issuance costs of $4.9 million, for $90.2 million.

Interest expense

Interest expense increased $18.8 million, or 85.4%, from $21.9 million for the year ended December 31, 2021 to $40.7 million for the year ended December 31, 2022. The increase was primarily attributable to higher interest rates in the second half of 2022, which increased interest expense $9.1 million; a full year of interest expense on the Notes that were issued in June 2021, which increased interest expense $3.0 million; and interest expense incurred on UACC's Warehouse Credit Facilities, which increased interest expense $6.1 million.

Interest income

Interest income increased $9.1 million, or 87.2%, from $10.3 million for the year ended December 31, 2021 to $19.4 million for the year ended December 31, 2022. The increase in interest income was primarily driven by higher interest credits earned by the Company related to the 2022 Vehicle Floorplan Facilities and higher interest rates earned on cash and cash equivalents.

Other loss (income)

Other loss (income) increased to $43.2 million for the year ended December 31, 2022. The increase in other loss (income) was primarily driven by realized and unrealized gains and losses on the fair value of finance receivables.

UACC is currently experiencing increasing credit losses on its finance receivables, which has negatively impacted the fair value of our financial receivables and the losses recognized during 2022. Increasing credit losses may continue to negatively impact our business during 2023, especially due to the fact that UACC primarily operates in the sub-prime sector of the market.

Quarterly Results of Operations Supplemental data

The following tables set forth our quarterly financial information for the fourth and third quarter of 2022:

	Three Months Ended December 31,	Three Months Ended September 30,
	2022	2022	Change	% Change
	(in thousands, except unit data)
	(unaudited)
Total revenues	$209,349	$340,797	$(131,448)	(38.6)%
Total gross profit	$29,459	$67,331	$(37,872)	(56.2)%
Ecommerce units sold	4,144	6,428	(2,284)	(35.5)%
Ecommerce revenue	$141,758	$225,441	$(83,683)	(37.1)%
Ecommerce gross profit	$5,110	$27,034	$(21,924)	(81.1)%
Vehicle gross (loss) profit per ecommerce unit	$(1,346)	$2,267	$(3,613)	(159.4)%
Product gross profit per ecommerce unit	2,579	1,939	640	33.0%
Total gross profit per ecommerce unit	$1,233	$4,206	$(2,973)	(70.7)%
Wholesale units sold	1,768	3,128	(1,360)	(43.5)%
Wholesale revenue	$23,039	$47,604	$(24,565)	(51.6)%
Wholesale gross loss	$(4,359)	$(1,574)	$(2,785)	176.9%
Wholesale gross loss per unit	$(2,465)	$(503)	$(1,962)	(390.1)%
Retail Financing revenue	$32,537	$40,654	$(8,117)	(20.0)%
Retail Financing gross profit	$28,744	$35,954	$(7,210)	(20.1)%
Total selling, general, and administrative expenses	$90,760	$134,643	$(43,883)	(32.6)%

	Three Months Ended December 31,	Three Months Ended September 30,
	2022	2022	Change	% Change
	(in thousands)
	(unaudited)
Net income (loss)	$24,765	$(51,127)	$75,892	148.4%
Adjusted to exclude the following:
Interest expense	12,076	9,704	2,372	24.4%
Interest income	(6,372)	(5,104)	(1,268)	24.8%
Provision for income taxes	2,405	899	1,506	167.5%
Depreciation and amortization	10,702	9,995	707	7.1%
EBITDA	$43,576	$(35,633)	$79,209	222.3%
Realignment costs	$2,253	$3,243	$(990)	(30.5)%
Change in fair value of finance receivables	3,917	(3,012)	6,929	230.0%
Gain on debt extinguishment	(126,767)	(37,917)	(88,850)	234.3%
Acceleration of non-cash stock-based compensation	2,439	—	2,439	100.0%
Other	3,679	—	3,679	100.0%
Adjusted EBITDA	$(70,903)	$(73,319)	$2,416	3.3%
Securitization gain	—	(15,972)	15,972	100.0%
Adjusted EBITDA excluding securitization gain	$(70,903)	$(89,291)	$18,388	20.6%

Liquidity and Capital Resources

As of December 31, 2022, we had cash and cash equivalents of $398.9 million and restricted cash of $73.1 million. Restricted cash primarily includes cash deposits required under our 2022 Vehicle Floorplan Facility of $34.6 million; cash deposits of $12.5 million required under cash collateral agreements with certain of our lenders; and restricted cash for UACC under the securitizations and Warehouse Credit Facilities of $24.7 million. Our primary source of liquidity is cash generated through financing activities. Additionally, we had excess borrowing capacity of $105.8 million on UACC's Warehouse Credit Facilities as of December 31, 2022.

We have no significant debt maturities due until 2026 and the payments on our securitization debt is funded by cashflows on the finance receivables within the securitization trusts.

We anticipate that our existing cash and cash equivalents, 2022 Vehicle Floorplan Facility, and UACC's Warehouse Credit Facilities will be sufficient to support our operations for at least the next twelve months from the date of this Annual Report on Form 10-K.

Since inception, we experienced a continued increase in our cash usage as we scaled our business. Our long-term roadmap is designed to reduce our use of cash and position us for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. We achieved approximately $187.0 million of cost reductions and operating improvements across our operations for 2022, when compared to the first quarter annualized, primarily as a result of the Realignment Plan.

Additionally, on January 18, 2023, we executed a reduction in force as part of our continued focus on reducing variable and fixed costs. We expect to incur expenses of approximately $4.0 million, primarily consisting of severance, and expect to achieve approximately $27.0 million of annualized cost reductions as a result of the reduction in force. We may not be able to fully realize the cost savings and benefits initially anticipated.

Our future capital requirements will depend on many factors, including our efforts to reduce fixed and variable expenses, investment in our internal sales force, investment in our website and mobile applications, continued automation of the selling experience, optimization of our assortment of vehicles, and increase inventory when we resume growth. We expect to use our cash and cash equivalents to finance our future capital requirements, borrowings under our 2022 Vehicle Floorplan Facility to finance our inventory, and UACC’s Warehouse Credit Facilities to fund our finance receivables. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures. Our ability to obtain additional equity or debt financing will depend on the success of our efforts to reduce fixed and variable expenses and demonstrate we are on a path toward long-term profitable growth, as well as market conditions. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Failure to raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives.

Convertible Senior Notes

On June 18, 2021, we issued $625.0 million aggregate principal amount of the Notes pursuant to an indenture between us and U.S. Bank National Association, as trustee (the “Indenture”).

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs, were approximately $608.9 million. During the year ended December 31, 2022, the conditions allowing holders of the Notes to convert were not met.

In 2022, we repurchased $254.3 million in aggregate principal amount of the Notes, net of deferred issuance costs of $4.9 million, for $90.2 million, in open-market transactions. We recognized a gain on extinguishment of debt of $164.7 million for the year ended December 31, 2022. As a result of these repurchases, $359.3 million aggregate principal amount of the Notes remain outstanding, net of deferred issuance costs of $6.5 million. Subject to market conditions and availability, we may continue to opportunistically repurchase Notes from time to time to reduce our outstanding indebtedness at a discount. Refer to Note 13 — Long Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for further discussion.

Vehicle Financing

In November 2022, we amended the 2020 Vehicle Floorplan Facility to, among other things, decrease the line of credit from $700.0 million to $500.0 million and extend the maturity date to March 31, 2024 (as amended, the "2022 Vehicle Floorplan Facility").

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

Finance Receivables

Subject to market conditions, we plan to sell finance receivables originated by UACC through asset-backed securitization transactions and forward flow arrangements. In February and July 2022, UACC sold an aggregate of $523.7 million of rated asset-backed securities and $49.6 million of residual certificates in auto loan securitization transactions from securitization trusts, established and sponsored by UACC, for aggregate proceeds of $582.9 million. The trusts are collateralized by finance receivables with an aggregate principal balance of $603.5 million and had a carrying value of $534.6 million at the time of sale. These finance receivables are serviced by UACC. UACC retained 5% of the notes and residual certificates sold as required by applicable risk retention rules.

In January 2023, UACC sold approximately $238.7 million of rated asset-backed securities in an auto loan securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $237.8 million. The trust is collateralized by finance receivables with an aggregate principal balance of $326.4 million. These finance receivables are serviced by UACC. As a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests, which will require us to account for the 2023-1 securitization as secured borrowings and remain on balance sheet pending the sale of such retained interests.

Although our long-term strategy is to structure future securitization transactions similar to the 2022-1 and 2022-2 securitization transactions and account for them as sales, market conditions may impact our ability to achieve sales accounting treatment. Depending on market conditions, future 2023 securitizations may be accounted for as secured borrowings and remain on balance sheet.

As a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity in a soft securitization market. The increased loss severity could lead to reduced servicing income if UACC elects to waive monthly servicing fees going forward as it did in January. The waiver of servicing fees on prior off-balance sheet securitizations could result in consolidation of the related finance receivables and securitization debt on Vroom’s financial statements.

Refer to Note 4 — Variable Interest Entities and Securitizations to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for further discussion regarding our transactions with unconsolidated variable interest entities.

Warehouse Credit Facilities

UACC has four senior secured warehouse facility agreements the (“Warehouse Credit Facilities”) with banking institutions, including the new senior secured warehouse facility agreement entered into in November 2022 to fund near-prime assets. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. The aggregate borrowing limit is $850.0 million with maturities between May 2024 and December 2024. As of December 31, 2022, outstanding borrowings related to the Warehouse Credit Facilities were $229.5 million and we were in compliance with all covenants related to the warehouse credit facilities. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for further discussion.

Operating Leases

We enter into various noncancelable operating lease agreements for office space, the Company’s reconditioning facility, the TDA retail location, the Company’s Sell Us Your Car centers, parking lots, other facilities, and equipment used in the normal course of business. Operating lease obligations were $29.9 million, with $11.3 million payable within 12 months. As of December 31, 2022, we had additional operating leases that have not yet commenced with future lease payments of approximately $16.4 million. The leases are expected to commence over the next 12 months with initial lease terms of approximately 7 years. See "Note 12—Leases,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Net cash used in operating activities	$(109,065)	$(568,688)	$(355,254)
Net cash used in investing activities	(164,212)	(104,288)	(11,329)
Net cash (used in) provided by financing activities	(469,488)	797,712	1,237,035
Net (decrease) increase in cash, cash equivalents and restricted cash	(742,765)	124,736	870,452
Cash and cash equivalents and restricted cash at beginning of period	1,214,775	1,090,039	219,587
Cash and cash equivalents and restricted cash at end of period	$472,010	$1,214,775	$1,090,039

Operating Activities

Net cash flows used in operating activities decreased by $459.6 million, from $568.7 million for the year ended December 31, 2021 to $109.1 million for the year ended December 31, 2022. The decrease is primarily attributable to proceeds from the sale of finance receivables held for sale for the 2022-1 and 2022-2 securitization transactions of $509.6 million, a decrease in working capital of $548.6 million, primarily related to lower inventory levels, and principal payments received on finance receivables held for sale of $64.5 million, partially offset by originations of finance receivables held for sale of $625.6 million and $29.9 million in incremental net loss after reconciling adjustments for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

We finance a majority of our inventory with the 2022 Vehicle Floorplan Facility. In accordance with U.S. GAAP, we report all cash flows arising in connection with the 2022 Vehicle Floorplan Facility, as a financing activity in our consolidated statement of cash flows.

Investing Activities

Net cash flows used in investing activities increased $59.9 million, from $104.3 million for the year ended December 31, 2021 to $164.2 million for the year ended December 31, 2022, primarily as a result of the UACC Acquisition in February 2022 which resulted in cash outflow of $267.5 million and originations of finance receivables recorded at fair value of $56.5 million, partially offset by principal payments received on finance receivables held in consolidated VIEs of $132.4 million, proceeds from the sale of finance receivables of $43.3 million, the $75.9 million cash outflow for the year ended December 31, 2021 for the acquisition of the CarStory business, and principal payments received on beneficial interests of $8.3 million in 2022.

Financing Activities

Net cash flows from financing activities decreased $1,267.2 million from net cash provided by financing activities of $797.7 million for the year ended December 31, 2021 to net cash used in financing activities of $469.5 million for the year ended December 31, 2022. The decrease was primarily related to net proceeds of $608.9 million received upon issuance of the Notes in 2021, net repayments of $419.4 million related to our Vehicle Floorplan Facility, net repayments of $192.8 million related to our secured financing agreements and repurchases of the Notes of $90.2 million, partially offset by net proceeds of $53.6 million related to our Warehouse Credit Facilities.

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

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements include those described in Note 2—Summary of Significant Accounting Policies and Note 3—Revenue Recognition to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Except as described below, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Business Combination

We account for business combinations using the acquisition method of accounting, which requires all assets acquired and liabilities assumed to be recorded at their respective fair values at the date of acquisition. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. The determination of the acquisition date fair value of the assets acquired and liabilities assumed requires significant estimates and assumptions, such as, if applicable, forecasted revenue growth rates, pre-tax income margins and operating cash flows, royalty rates, customer attrition rates, obsolescence rates of developed technology, and discount rates. These estimates are inherently uncertain and subject to refinement. We use a discounted cash flow ("DCF") method under the income approach to measure the fair value of these intangible assets. Under this approach, the Company estimates future cash flows and discounts these cash flows at a rate of return that reflects the Company’s relative risk. When estimating the significant assumptions to be used in the valuation we include consideration of current industry information, market and economic trends, historical results of the acquired business and other relevant factors. These significant assumptions are forward-looking and could be affected by future economic and market conditions. We engage the assistance of valuation specialists in connection with determining fair values of assets acquired and liabilities assumed in a business combination.

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

As of March 31, 2022 a quantitative interim goodwill impairment assessment was performed over the Company's reporting units due to further sustained declines in the Company's and comparable companies' stock prices during the three months ended March 31, 2022. The Company determined that the estimated fair value of the Ecommerce, Wholesale, and TDA reporting units was less than their carrying amounts. The Company recorded a goodwill impairment charge of $201.7 million in the consolidated statements of operations for the year ended December 31, 2022. No goodwill impairment charges were recorded for the years ended December 31, 2021 and 2020.

Recently Issued and Adopted Accounting Pronouncements

Refer to “Note 2—Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Market risk is the risk of economic losses due to adverse changes in financial market prices and rates. Our primary market risk has been interest rate risk. We do not have material exposure to commodity risk.

Interest Rate Risk

As of December 31, 2022, we had an outstanding balance under the 2020 Vehicle Floorplan Facility of $277.0 million and an outstanding balance under our Warehouse Credit Facilities of $229.5 million. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the Prime Rate, announced per annum by Ally Bank, plus 105 basis points. The Warehouse Credit Facilities bear interest at a rate equal to LIBOR or SOFR plus a fixed percentage based on the agreement with the banking institution. A hypothetical 10% change in interest rates during the year ended December 31, 2022 would result in a change to interest expense of $2.7 million, respectively.

As of December 31, 2022, we had $449.4 million of long-term debt including the current portion of securitization debt of consolidated VIEs of $47.2 million. As the interest rate on the long term debt is fixed, we do not have exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vroom, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vroom, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Unitas Holdings Corp., including its wholly owned subsidiaries United PanAm Financial Corp. and United Auto Credit Corporation (collectively, "UACC") from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded UACC from our audit of internal control over financial reporting. UACC is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 34% and 9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

UACC Acquisition - Valuation of Purchased Technology and Customer Relationships Intangible Assets

As described in Notes 1 and 5 to the consolidated financial statements, on February 1, 2022, the Company completed the acquisition of 100% of Unitas Holdings Corp., including its wholly owned subsidiaries United PanAm Financial Corp. and United Audit Credit Corporation (collectively, “UACC acquisition”) for $315.4 million, which resulted in a purchased technology intangible asset of $83 million and a customer relationships intangible asset of $66 million being recorded. The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions. The estimated fair value of the purchased technology was determined using a relief-from-royalty method under the income approach. The significant assumptions used in the relief-from-royalty method include estimates about future expected cash flows from the purchased technology, including the revenue growth rates, the royalty rate, the obsolescence factor and the discount rate. The estimated fair value of the customer relationships was determined using a multi-period excess earnings method under the income approach. The significant assumptions used in the multi-period excess earnings method include estimates about future expected cash flows from the customer relationships, including pre-tax income margins and the discount rate.

The principal considerations for our determination that performing procedures relating to the valuation of the purchased technology and customer relationships intangible assets acquired in the UACC acquisition is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the purchased technology and customer relationships intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates, pre-tax income margins, the royalty rate, the obsolescence factor, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets and controls over the development of significant assumptions related to the revenue growth rates, pre-tax income margins, the royalty rate, the obsolescence factor, and discount rates. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the purchased technology and customer relationships intangible assets acquired; (iii) evaluating the appropriateness of the valuation methods; (iv) testing the completeness and accuracy of data provided by management; and (v) evaluating the reasonableness of significant assumptions related to the revenue growth rates, pre-tax income margins, the royalty rate, the obsolescence factor, and discount rates. Evaluating management’s significant assumptions related to the revenue growth rates and pre-tax income margins involved evaluating whether the significant assumptions used were reasonable considering (i) the past performance of the acquired businesses; (ii) consistency with economic and industry forecasts; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the appropriateness of the Company’s valuation methods; and (ii) the reasonableness of the royalty rate, the obsolescence factor, and discount rate significant assumptions.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 2, 2023

We have served as the Company’s auditor since 2016.

VROOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$398,915	$1,132,325
Restricted cash (including restricted cash of consolidated VIEs of $24.7 million and $0 million, respectively)	73,095	82,450
Accounts receivable, net of allowance of $21.5 million and $8.9 million, respectively	13,967	105,433
Finance receivables at fair value (including finance receivables of consolidated VIEs of $11.5 million and $0 million, respectively)	12,939	—
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $305.9 million and $0 million, respectively)	321,626	—
Inventory	320,648	726,384
Beneficial interests in securitizations	20,592	—
Prepaid expenses and other current assets	58,327	55,700
Total current assets	1,220,109	2,102,292
Finance receivables at fair value (including finance receivables of consolidated VIEs of $119.6 million and $0 million, respectively)	140,235	—
Property and equipment, net	50,201	37,042
Intangible assets, net	158,910	28,207
Goodwill	—	158,817
Operating lease right-of-use assets	23,568	15,359
Other assets	26,004	25,033
Total assets	$1,619,027	$2,366,750
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,702	$52,651
Accrued expenses	76,795	121,508
Vehicle floorplan	276,988	512,801
Warehouse credit facilities of consolidated VIEs	229,518	—
Current portion of securitization debt of consolidated VIEs at fair value	47,239	—
Deferred revenue	10,655	75,803
Operating lease liabilities, current	9,730	6,889
Other current liabilities	17,693	57,604
Total current liabilities	703,320	827,256
Long term debt, net of current portion (including securitization debt of consolidated VIEs of $32.6 million and $0 million at fair value, respectively)	402,154	610,618
Operating lease liabilities, excluding current portion	20,129	9,592
Other long-term liabilities	18,183	4,090
Total liabilities	1,143,786	1,451,556
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2022 and 2021; 138,201,903 and 137,092,891 shares issued and outstanding as of December 31, 2022 and 2021, respectively	135	135
Additional paid-in-capital	2,075,798	2,063,841
Accumulated deficit	(1,600,692)	(1,148,782)
Total stockholders’ equity	475,241	915,194
Total liabilities and stockholders’ equity	$1,619,027	$2,366,750

See accompanying notes to these consolidated financial statements.

VROOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Retail vehicle, net	$1,425,842	$2,583,417	$1,072,551
Wholesale vehicle	293,528	498,981	245,580
Product, net	62,747	88,824	38,195
Finance	152,542	—	—
Other	14,242	13,033	1,374
Total revenue	1,948,901	3,184,255	1,357,700
Cost of sales:
Retail vehicle	1,382,005	2,495,587	1,038,209
Wholesale vehicle	304,148	480,861	247,012
Finance	14,161	—	—
Other	3,800	5,708	934
Total cost of sales	1,704,114	2,982,156	1,286,155
Total gross profit	244,787	202,099	71,545
Selling, general and administrative expenses	566,387	547,823	245,546
Depreciation and amortization	38,290	12,891	4,598
Impairment charges	211,873	—	—
Loss from operations	(571,763)	(358,615)	(178,599)
Gain on debt extinguishment	(164,684)	—	—
Interest expense	40,693	21,948	9,656
Interest income	(19,363)	(10,341)	(5,896)
Revaluation of preferred stock warrant	—	—	20,470
Other loss (income), net	43,181	(65)	(114)
Loss before provision for income taxes	(471,590)	(370,157)	(202,715)
(Benefit) provision for income taxes	(19,680)	754	84
Net loss	$(451,910)	$(370,911)	$(202,799)
Net loss per share attributable to common stockholders, basic and diluted	$(3.28)	$(2.72)	$(2.76)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	137,907,444	136,429,791	73,345,569

See accompanying notes to these consolidated financial statements.

VROOM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2019	83,568,628	$874,332	8,650,922	$8	$—	$(573,860)	$(573,852)
Issuance of common stock	—	$—	183,870	$—	$2,127	$—	$2,127
Issuance of Series H redeemable convertible preferred stock, net of issuance costs	1,964,766	26,714	—	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	(85,533,394)	(901,046)	85,533,394	86	900,960	—	901,046
Conversion of redeemable convertible preferred stock warrant to common stock warrant	—	—	—	—	21,873	—	21,873
Issuance of common stock in IPO, net of offering costs	—	—	24,437,500	24	496,486	—	496,510
Issuance of common stock in follow-on public offering, net of offering costs	—	—	10,800,000	11	567,941	—	567,952
Repurchase of common stock	—	—	(200,000)	—	(606)	(1,212)	(1,818)
Vesting of restricted stock awards	—	—	3,249,346	2	3,381	—	3,383
Stock-based compensation	—	—	—	—	13,254	—	13,254
Exercise of stock options	—	—	598,406	1	2,340	—	2,341
Exercise of common stock warrants	—	—	636,112	—	—	—	—
Vesting of restricted stock units	—	—	237,334	—	—	—	—
Common Stock shares withheld to satisfy employee tax withholding obligations	—	—	(82,915)	—	(2,915)	—	(2,915)
Net loss	—	—	—	—	—	(202,799)	(202,799)
Balance at December 31, 2020	—	$—	134,043,969	$132	$2,004,841	$(777,871)	$1,227,102
Issuance of common stock for CarStory acquisition	—	$—	1,066,444	$1	$38,810	$—	$38,811
Fair value of unvested stock options assumed in CarStory acquisition	—	—	—	—	1,017	—	1,017
Stock-based compensation	—	—	—	—	13,409	—	13,409
Exercise of stock options	—	—	1,409,004	2	5,764	—	5,766
Vesting of restricted stock units	—	—	573,474	—	—	—	—
Net loss	—	—	—	—	—	(370,911)	(370,911)
Balance at December 31, 2021	—	$—	137,092,891	$135	$2,063,841	$(1,148,782)	$915,194
Stock-based compensation	—	$—	—	$—	$11,957	$—	$11,957
Vesting of restricted stock units	—	—	752,294	—	—	—	—
Restricted stock units issued in accordance with purchase agreement	—	—	356,718	—	—	—	—
Net loss	—	—	—	—	—	(451,910)	(451,910)
Balance at December 31, 2022	—	$—	138,201,903	$135	$2,075,798	$(1,600,692)	$475,241

See accompanying notes to these consolidated financial statements.

VROOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(451,910)	$(370,911)	$(202,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges	211,873	—	—
Gain on debt extinguishment	(164,684)	—	—
Depreciation and amortization	38,707	13,215	4,654
Amortization of debt issuance costs	4,809	2,872	938
Realized gains on securitization transactions	(45,589)	—	—
Deferred taxes	(23,855)	—	—
Losses on finance receivables and securitization debt, net	66,839	—	—
Stock-based compensation expense	11,957	13,409	13,254
Provision to record inventory at lower of cost or net realizable value	1,812	9,471	6,588
Revaluation of preferred stock warrant	—	—	20,470
Provision for bad debt	13,406	9,416	2,340
Provision to record finance receivables held for sale at lower of cost or fair value	6,541	—	—
Amortization of unearned discounts on finance receivables at fair value	(14,593)	—	—
Other, net	(7,512)	203	35
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables held for sale	(625,575)	—	—
Principal payments received on finance receivables held for sale	64,521	—	—
Proceeds from sale of finance receivables held for sale, net	509,612	—	—
Other	(7,701)	—	—
Accounts receivable	78,060	(53,206)	(32,068)
Inventory	403,924	(312,208)	(224,489)
Prepaid expenses and other current assets	4,146	(32,452)	(9,117)
Other assets	(2,546)	(9,172)	(4,556)
Accounts payable	(24,281)	19,321	14,066
Accrued expenses	(53,553)	61,170	28,431
Deferred revenue	(65,148)	50,943	7,499
Other liabilities	(38,325)	29,241	19,500
Net cash used in operating activities	(109,065)	(568,688)	(355,254)
Investing activities
Finance receivables at fair value
Purchases of finance receivables at fair value	(56,484)	—	—
Principal payments received on finance receivables at fair value	132,391	—	—
Proceeds from sale of finance receivables at fair value, net	43,262	—	—
Principal payments received on beneficial interests	8,341	—	—
Purchase of property and equipment	(24,234)	(28,413)	(11,329)
Acquisition of business, net of cash acquired of $47.9 million	(267,488)	(75,875)	—
Net cash used in investing activities	(164,212)	(104,288)	(11,329)
Financing activities
Principal repayment under secured financing agreements	(192,839)	—	—
Proceeds from vehicle floorplan	1,403,042	2,713,350	1,242,736
Repayments of vehicle floorplan	(1,638,855)	(2,529,780)	(1,086,966)
Proceeds from warehouse credit facilities	520,800	—	—
Repayments of warehouse credit facilities	(467,216)	—	—
Repayments of convertible senior notes	(90,208)	—	—
Proceeds from issuance of convertible senior notes	—	625,000	—
Issuance costs paid for convertible senior notes	—	(16,129)	—
Proceeds from the issuance of redeemable convertible preferred stock, net	—	—	21,694
Proceeds from the issuance of common stock in connection with IPO, net of underwriting discount and issuance costs	—	—	497,233
Proceeds from the issuance of common stock in connection with follow-on public offering, net of underwriting discount and issuance costs	—	—	567,952
Proceeds from exercise of stock options	—	5,766	2,341
Other financing activities	(4,212)	(495)	(7,955)
Net cash (used in) provided by financing activities	(469,488)	797,712	1,237,035
Net (decrease) increase in cash, cash equivalents and restricted cash	(742,765)	124,736	870,452
Cash, cash equivalents and restricted cash at the beginning of period	1,214,775	1,090,039	219,587
Cash, cash equivalents and restricted cash at the end of period	$472,010	$1,214,775	$1,090,039

(Continued on following page)

VROOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest	$34,907	$15,964	$8,540
Cash paid for income taxes	$2,409	$403	$163
Supplemental disclosure of non-cash investing and financing activities:
Fair value of beneficial interests received in securitization transactions	$30,082	$—	$—
Conversion of redeemable convertible preferred stock warrant to common stock warrant	$—	$—	$21,873
Issuance of common stock as upfront payment to nonemployee	$—	$—	$2,127
Issuance of common stock for CarStory acquisition	$—	$38,811	$—
Fair value of unvested stock options assumed for acquisition of business	$—	$1,017	$—

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

In December 2015, the Company acquired Houston-based Left Gate Property Holding, LLC (d/b/a Texas Direct Auto and Vroom). The acquisition included the Company's proprietary vehicle reconditioning center, the Texas Direct Auto ("TDA") dealership, and Sell Us Your Car® centers. Left Gate Property Holding, LLC was renamed Vroom Automotive, LLC in March 2021, and is the primary operating entity for the Company's purchases and sales of used vehicles. In January 2021, the Company acquired Vast Holdings, Inc. (d/b/a CarStory). On February 1, 2022, the ("Acquisition Date"), the Company completed the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation), including its wholly owned subsidiaries United PanAm Financial Corp.(now known as Vroom Automotive Financial Corporation) and United Auto Credit Corporation ("UACC").

As part of the Company's previously announced Business Realignment Plan ("Realignment Plan"), initiated in the second quarter of 2022, the Company streamlined TDA's operations and closed its service center. The Company also reevaluated its reporting segments based on relative revenue and gross profit and significance in the Company's long term strategy. As a result of the quantitative analysis, the Company determined to no longer report TDA as a separate segment. Starting in the three months ended June 30, 2022, the Company is organized into three reportable segments: Ecommerce, Wholesale, and Retail Financing. The Company reclassified TDA revenue and TDA gross profit for the comparative period from the TDA reportable segment to the “All Other” category to conform to current year presentation. The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform, fees earned on sales of value-added products associated with those vehicles sales. Starting in 2022, the Ecommerce segment also includes interest income earned on finance receivables from Vroom customers that we originate through UACC to finance the vehicles we sell and gain on sales of those finance receivables once sold in a securitization transaction or forward flow arrangement that qualify for sales accounting treatment. The Wholesale reportable segment represents sales of used vehicles through wholesale channels. The Retail Financing reportable segment represents UACC’s operations with its network of third-party dealership customers, which primarily consists of the purchases and servicing of vehicle installment contracts, but excluding financing of vehicle sales to Vroom customers.

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

Initial Public Offering

The Company closed its IPO on June 11, 2020 in which it sold 24,437,500 shares of common stock at the public offering price of $22.00 per share, including 3,187,500 shares sold pursuant to exercise by the underwriters of their option to purchase additional shares. The Company received proceeds of $504.0 million from the IPO, net of the underwriting discount and before deducting offering expenses of $7.5 million. In addition, in accordance with their terms and consistent with the conversion rates discussed in Note 15 - Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), all shares of the Company’s outstanding redeemable convertible preferred stock were automatically converted into common stock upon the closing of the IPO.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the years ended December 31, 2022, 2021, and 2020. Accordingly, net loss and comprehensive loss are the same for the periods presented.

Revenue Recognition

Revenue consists of retail used vehicle sales, wholesale used vehicle sales, financing vehicle sales through UACC, fees earned on sales of third-party financing and value-added products to customers in connection with vehicles sales, and other revenues. Refer to Note 3 – Revenue Recognition for a discussion of the Company’s significant accounting policies related to revenue recognition.

Cost of sales

Cost of sales primarily includes the cost to acquire used vehicles, inbound transportation costs and direct and indirect reconditioning costs associated with preparing vehicles for resale. Reconditioning costs include parts, labor and third-party reconditioning costs directly attributable to the vehicle and allocated overhead costs. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value. As a result of the acquisition of Unitas Holding Corp, cost of sales also includes interest expense incurred on securitization debt and collection expenses related to servicing finance receivables originated by UACC.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Restricted cash includes cash deposits required under the Company’s 2022 Vehicle Floorplan Facility as explained in Note 10 – Vehicle Floorplan Facility, and cash deposits of $12.5 million required under cash collateral agreements with certain of the Company's lenders. Additionally, starting in the first quarter of 2022, restricted cash also includes UACC restricted cash. UACC collects and services all receivables under the securitizations and warehouse credit facilities. These collections are restricted for use until properly remitted each month under the terms of the servicing agreement. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs and Note 13 — Long Term Debt for further detail.

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

Finance Receivables Held for Sale, Net

Finance receivables that the Company intends to sell and not hold to maturity are classified as held-for-sale. The Company intends to sell finance receivables either through securitization transactions or forward flow arrangements. Finance receivables classified as held for sale are recorded at the lower of cost or fair value. Deferred acquisition costs and any discounts or premiums are deferred until the finance receivables are sold and are then recognized as part of the total gain or loss on sale and recorded in “Finance Revenue” and "Product, net" in the consolidated statements of operations.

The Company records a valuation allowance to report finance receivables at the lower of amortized cost basis or fair value. For purposes of determining the valuation allowance, finance receivables are evaluated collectively to determine the valuation allowance as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differs from estimates, significant adjustments to the Company's valuation allowance may be needed. Fair value adjustments are recorded in "Other loss (income), net" in the consolidated statements of operations. Principal balances of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. As of December 31, 2022, the valuation allowance for finance receivables classified as held for sale was $10.5 million. Refer to Note 17 – Financial Instruments and Fair Value Measurements.

Finance Receivables at Fair Value

Finance receivables at fair value represent finance receivables for which the Company elected the fair value option on February 1, 2022 and primarily consists of the finance receivables that were underwritten prior to the Acquisition Date. From time to time, the Company accounts for certain finance receivables under the fair value designation. Fair value

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjustments are recorded in "Other loss (income), net" in the consolidated statements of operations. Refer to Note 17 – Financial Instruments and Fair Value Measurements.

Consolidated CFEs

The Company elected the fair value option for the initial recognition of the assets and liabilities of its consolidated VIEs related to the 2020 and 2021 UACC historical securitizations. These VIEs are consolidated collateralized financing entities (CFEs) and are accounted for using the measurement alternative in accordance with ASU 2014-13, Measuring the Financial Assets and Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13"). Interest income, interest expense and other loss or income associated with these CFEs are presented on the consolidated statements of operations, within the “Finance revenue”, “Finance cost of sales” and “Other loss (income), net” line items, respectively. The assets and liabilities of the CFEs are presented as part of the current and noncurrent “Finance receivables at fair value”, “Current portion of securitization debt of consolidated VIEs at fair value”, and "Long term debt, net of current portion", respectively, on the consolidated balance sheets.

During the year ended December 31, 2022, the Company recognized interest income of $40.9 million, interest expense of $3.4 million, and other net gains and losses due to changes in fair value of $21.0 million. Refer to Note 17 – Financial Instruments and Fair Value Measurements for further details.

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

Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives of the assets:

Equipment	3 to 15 years
Furniture and fixtures	3 to 15 years
Logistics fleet	5 to 7 years
Leasehold improvements	Lesser of useful life or lease term
Internal-use software	1 to 10 years

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

Additionally, the Company capitalizes implementation costs incurred in a cloud computing arrangement that is a service contract. The capitalized implementation costs related to a cloud computing arrangement are amortized over the term of the arrangement. Capitalized implementation costs are included in “Other assets” in the consolidated balance sheet and are amortized over the terms of the arrangements, which range between 1 and 10 years.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

Goodwill represents the excess of the consideration transferred over the fair value of the identifiable assets acquired and liabilities assumed in business combinations. Goodwill is tested for impairment annually as of October 1 or whenever events or changes in circumstances indicate that an impairment may exist.

The Company has three reporting units: Ecommerce, Wholesale and Retail Financing. In performing its goodwill impairment test, the Company first reviews qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing qualitative factors, the Company determines that it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the quantitative test is unnecessary and the Company’s goodwill is not considered to be impaired. However, if based on the qualitative assessment the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the optional qualitative assessment as provided for under U.S. GAAP, the Company proceeds with performing the quantitative impairment test. Refer to Note 8 — Goodwill and Intangible Assets for further details on the impairment tests performed.

The Company's intangible assets are amortized on a straight-line basis over the following estimated weighted average useful lives:

Developed technology	7 years
Trademarks	9 years
Customer relationships	8 years

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

Advertising costs are expensed as incurred and are included within “Selling, general and administrative expenses” in the consolidated statements of operations. Advertising expenses were $79.7 million, $125.5 million, and $62.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Shipping and Handling

Logistics costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility are included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfill contracts with customers and are included in “Selling, general and administrative expenses” in the consolidated statements of operations and were $39.0 million, $85.8 million, and $30.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

For the years ended December 31, 2022, 2021, and 2020, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of December 31, 2022 and 2021.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

The Company has had negative cash flows and generated losses from operations since inception and has historically had to rely on debt and equity financing to fund its operations. Further, the Company expects to incur additional losses in the future.

On May 5, 2022, the Company approved the Realignment Plan and long-term roadmap, which was designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. Refer to Note 18 – Restructuring Activities for further discussion.

As of December 31, 2022, the Company has cash and cash equivalents of $398.9 million and restricted cash of $73.1 million. The primary source of liquidity is cash generated through financing activities.

In June 2021, the Company issued $625.0 million aggregate principal amount of 0.75% unsecured Convertible Senior Notes due 2026. In 2022, the Company repurchased $254.3 million in aggregate principal amount of the Notes (as defined in Note 13), net of deferred issuance costs of $4.9 million, for $90.2 million in open-market transactions. The Company recognized a gain on extinguishment of debt of $164.7 million for the year ended December 31, 2022. Refer to Note 13 – Long Term Debt for further discussion.

The Company has a 2022 Vehicle Floorplan Facility (as defined in Note 10) with a borrowing capacity of $343.9 million as of December 31, 2022, of which $66.9 million was unutilized. The 2022 Vehicle Floorplan Facility provides a committed credit line of up to $500.0 million which is scheduled to mature on March 31, 2024. Refer to Note 10 – Vehicle Floorplan Facility for further discussion.

In 2022, UACC sold $523.7 million of rated asset-backed securities and $49.6 million of residual certificates in auto loan securitization offerings for proceeds of $582.9 million. Refer to Note 4 – Variable Interest Entities and Securitizations for further discussion.

UACC has four warehouse credit facilities with an aggregate borrowing limit of $850.0 million as of December 31, 2022. As of December 31, 2022, outstanding borrowings related to the Warehouse Credit Facilities were $229.5 million and excess borrowing capacity of $105.8 million. Refer to Note 11 – Warehouse Credit Facilities of Consolidated VIEs for further discussion.

The Company anticipates that the existing cash and cash equivalents, the 2022 Vehicle Floorplan Facility and UACC credit facilities will be sufficient to support its operations for at least the next twelve months from the date of issuance of the consolidated financial statements.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the issuer’s accounting for convertible debt instruments and amended certain guidance related to the computation of earnings per share for convertible instruments and contracts in an entity’s own equity. The Company early adopted the new guidance effective January 1, 2021. There was no impact on the date of adoption. During the year ended December 31, 2021, the Company issued convertible notes. Refer to Note 13 – Long Term Debt for further discussion.

Accounting Standards Issued But Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. The guidance will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2021-08 will not result in a material change to the Company’s consolidated financial statements and related disclosures.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company receives payment for used vehicle sales directly from the customer at the time of sale or arranges financing within a short period of time following the sale. Payments received prior to delivery or pick-up at the TDA retail location of used vehicles are recorded as “Deferred revenue” within the consolidated balance sheets.

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

A portion of the fees earned on third-party financing and value-added products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of December 31, 2022 and December 31, 2021, the Company’s reserve for chargebacks was $8.2 million and $9.6 million, respectively, of which $4.4 million and $5.5 million, respectively, are included within “Accrued expenses” and $3.8 million and $4.1 million, respectively, are included in “Other long-term liabilities.”

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to revenues in the period identified. As of December 31, 2022 and December 31, 2021, the Company recognized $22.5 million and $17.9 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, of which $1.6 million and $0.9 million, respectively, are included within “Prepaid expenses and other current assets” and $20.9 million and $17.0 million, respectively, are included within “Other assets.”

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

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced. Fees are earned monthly at an annual rate of approximately 4% for the United Auto Credit 2022-1 securitization transaction and 3.25% for the 2022-2 securitization transaction of the outstanding principal balance of the finance receivables serviced.

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

UACC has the power to direct significant activities of its VIEs when it has the ability to exercise discretion in the servicing of financial assets or control investment decisions. UACC generally retains a portion of the economic interests in

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UACC-sponsored asset-backed securitization transactions, which could be retained in the form of a portion of the senior interests, the subordinated interests, residual interests, or servicing rights.

UACC has developed a securitization program that involves selling finance receivables to securitization trusts through the private issuance of asset-backed securities which are collateralized by the finance receivables. UACC establishes and sponsors these transactions which create and pass along risks to the variable interest holders, specifically, consumer credit risk and pre-payment risk.

The securitization trusts established in connection with asset-backed securitization transactions are VIEs. For each VIE that UACC establishes in its role as sponsor of securitization transactions, the Company performs an analysis to determine if it is the primary beneficiary of the VIE.

For all securitization transactions consummated prior to the Acquisition Date, the Company consolidated VIEs and accounted for these transactions as secured borrowings. In September 2022, UACC exercised its option to repurchase the 2020-1 securitization debt. As a result, the securitization trust was dissolved and the VIE is no longer being consolidated by the Company. UACC is the primary beneficiary of the United Auto Credit 2021-1 securitization trust, as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. UACC also retained a portion of the economic interests in the 2021-1 asset-backed securitization transaction, in the form of residual interests in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules"). The Risk Retention Rules require the Company to retain at least 5% of the beneficial interests issued by the securitization trusts. Refer to Note 13 – Long Term Debt for further details.

The VIE model allows for a measurement alternative when a reporting entity elects the fair value option and consolidates a collateralized financing entity (“CFE”). This measurement alternative eliminates the accounting mismatch that may arise from measurement differences between the CFE’s financial assets and third-party financial liabilities in earnings and attributes those earnings to the controlling equity interest in the consolidated income statement. The 2021-1 securitization trust consolidated by UACC meets the definition of a CFE, therefore, the Company has elected to apply the measurement alternative when consolidating this VIE. Refer to Note 17 – Financial Instruments and Fair Value Measurements for further detail.

UACC has four senior secured warehouse credit facilities. Through trusts, UACC entered into warehouse facility agreements with certain banking institutions, primarily to finance the purchase and origination of finance receivables as well as to provide funding for general operating activities. These trusts are secured by eligible finance receivables which are pledged as collateral for the warehouse facilities. These trusts are consolidated VIEs. Refer to Note 11 – Warehouse Credit Facilities of Consolidated VIEs for further details on the warehouse facilities.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with the Company's variable interests in consolidated VIEs, as classified in the consolidated balance sheets (in thousands):

	As of December 31, 2022
	Securitization Vehicles	Warehouse Facilities[1]	Total
Current Assets:
Restricted cash	$9,023	$15,654	$24,677
Finance receivables at fair value	5,336	6,156	11,492
Finance receivables held for sale	—	305,917	305,917
Other assets	797	1,561	2,358
Total Current Assets	15,156	329,288	344,444
Finance receivables at fair value	72,568	47,024	119,592
Total Assets	$87,724	$376,312	$464,036
Current Liabilities:
Current portion of securitization debt	$47,239	$—	$47,239
Warehouse credit facilities	—	229,518	229,518
Total Current Liabilities	47,239	229,518	276,757
Securitization debt, net of current portion	32,590	—	32,590
Other liabilities	90	1,316	1,406
Total Liabilities	$79,919	$230,834	$310,753

1 Refer to Note 11 – Warehouse Credit Facilities of Consolidated VIEs for further details of the warehouse facilities.

The Company did not have any consolidated VIEs for the year ended December 31, 2021.

UACC establishes securitization trusts to purchase finance receivables. The securitization trusts issue asset-backed securities, which are collateralized by the finance receivables that UACC sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables. On February 16, 2022 and July 14, 2022, UACC sold pools of finance receivables in the United Auto Credit 2022-1 and 2022-2 securitization transactions, respectively. The Company receives net proceeds from the sales in the form of cash plus at least 5% of the beneficial interests issued by the securitization trusts to comply with risk retention rules. During the year ended December 31, 2022 the Company sold $523.7 million of rated asset-backed securities and $49.6 million of residual certificates through securitization transactions. The total gain related to finance receivables sold pursuant to securitization transactions was $45.6 million for the year ended December 31, 2022.

UACC retained the servicing rights to these finance receivables and received beneficial interests in the form of asset-backed securities. UACC owns an insignificant portion of these securities and receives an at market servicing fee. The 2022-1 and 2022-2 securitization trusts are VIEs that the Company does not consolidate. As the servicer, UACC retained the power to direct the activities that are most significant to the entities, however, the Company concluded that it is not the primary beneficiary of the United Auto Credit 2022-1 and 2022-2 securitization trusts because UACC retained interests in the VIEs are insignificant. The beneficial interest retained by UACC included rated notes and unrated residual certificates issued by the 2022-1 and 2022-2 securitization trusts.

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

As of December 31, 2022, the assets UACC retains in the unconsolidated VIEs were approximately $20.6 million and are included in "Beneficial interests in securitizations" in the Company's consolidated balance sheet. The beneficial

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to unconsolidated VIEs (in thousands):

	As of December 31, 2022
	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$19,233	$18,664	$18,664
Certificates	—	1,928	1,928
Other assets	310	310	310
Total unconsolidated VIEs	$19,543	$20,902	$20,902

Total exposure represents the estimated loss UACC would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented above is not an indication of the Company's expected losses.

5. Acquisitions

UACC Acquisition

On February 1, 2022, the Company completed the acquisition (the "UACC Acquisition") of 100% of Unitas Holdings Corp., a Delaware corporation, including its wholly owned subsidiaries United PanAm Financial Corp. and UACC. Unitas Holdings Corp. (now known as Vroom Finance Corporation), United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and UACC, as well as their other subsidiaries, are now wholly owned subsidiaries of the Company. This acquisition accelerates the Company's strategy of establishing a captive financing arm and underwriting vehicle financing for its customers, the results of which are included within the Ecommerce reporting segment. UACC will also continue its current operations with its network of third-party dealership customers, including the purchases and servicing of vehicle installment contracts, which constitutes the separate Retail Financing reporting segment. The cash consideration transferred was approximately $315.4 million at the Acquisition Date, inclusive of immaterial measurement period adjustments.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a normal profit margin associated with securitization transactions. The significant assumptions used in the valuation were discount rate, prepayment rate, cumulative net losses, weighted average interest rate and recovery rate. Such fair value measurement of finance receivables held for sale is considered Level 3 of the fair value hierarchy.

The Company acquired two types of finance receivables that are accounted for under the fair value option: (i) those that were sold in one of the securitization transactions that UACC completed in 2019, 2020 or 2021, and (ii) those that were not eligible to be sold in future securitization transactions. The estimated fair value of the finance receivables that were previously sold were valued using the measurement alternative by reference to the fair value of the securitization debt. See Note 17 – Financial Instruments and Fair Value Measurements for more information regarding the measurement alternative and the fair value of these finance receivables. The fair value of the ineligible finance receivables was determined using a discounted cash flow method under the income approach. The significant assumptions used in the valuation were discount rate and recovery rate. Such fair value measurement of finance receivables accounted for under the fair value option is considered Level 3 of the fair value hierarchy.

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
	$156,000

Purchased technology represents the fair value of UACC’s proprietary technology used to support all aspects of their business including underwriting, servicing, and risk management. The estimated fair value of the purchased technology was determined using a relief-from-royalty method under the income approach. The significant assumptions used in the relief-from-royalty method include estimates about future expected cash flows from the purchased technology, including the revenue growth rates, the royalty rate, the obsolescence factor and the discount rate.

Customer relationships represents UACC's relationship with its network of dealer customers. UACC has expertise in the non-prime credit dealer market serving as the key link between independent dealerships and consumers. UACC has developed expertise and robust relationships in the independent dealer market as demonstrated by its active dealership network. The estimated fair value of the customer relationships was determined using a multi-period excess earnings method under the income approach. The significant assumptions used in the multi-period excess earnings method include estimates about future expected cash flows from the customer relationships, including pre-tax income margins and the discount rate.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions. The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, as well as the liabilities assumed is final as of December 31, 2022.

The transaction costs associated with the UACC Acquisition were $5.7 million for the year ended December 31, 2022 and $5.1 for the year ended December 31, 2021, and are included within "Selling, general and administrative expenses" in the consolidated statement of operations.

The aggregate revenue and net income of UACC consolidated into the Company’s financial statements from the date of the acquisition was $167.8 million and $26.7 million for the year ended December 31, 2022, respectively.

Unaudited Pro Forma Information

The unaudited pro forma financial information in the table below summarizes the combined results of the Company and UACC, as though the companies had been combined on January 1, 2021. The pro forma adjustments include incremental amortization of intangible assets, adjustments to reflect non-recurring acquisition-related costs of $5.7 million as of the beginning of the 2021 annual reporting period, a non-recurring tax adjustment of $24.1 million for the year ended December 31, 2022, and a non-recurring tax benefit of $34.9 million for the year ended December 31, 2021. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the years ended December 31, 2022 and 2021 is as follows:

	Year ended December 31,
	2022	2021
Total revenue	$1,964,372	$3,356,786
Net loss	$(464,101)	$(280,614)

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

6. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2022	2021
Vehicles	$317,994	$724,542
Parts and accessories	2,654	1,842
Total inventory	$320,648	$726,384

As of December 31, 2022 and 2021, “Inventory” includes an adjustment of $24.2 million and $22.4 million, respectively, to record the balances at the lower of cost or net realizable value.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Equipment	$3,357	$1,011
Furniture and fixtures	1,896	2,244
Logistics fleet	32,468	22,810
Leasehold improvements	6,577	7,161
Internal-use software	30,725	18,423
Other	8,081	5,811
	83,104	57,460
Accumulated depreciation and amortization	(32,903)	(20,418)
Property and equipment, net	$50,201	$37,042

Depreciation and amortization expense was $13.4 million, $7.1 million and $4.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation and amortization expense included within “Cost of sales” in the consolidated statements of operations was $0.4 million, $0.3 million, and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Implementation costs capitalized and accumulated amortization related to the Company’s cloud computing arrangements were $7.7 million and $4.6 million as of December 31, 2022, respectively, and $8.1 million and $2.4 million as of December 31, 2021, respectively, and were included within “Other assets” in the consolidated balance sheets. Amortization expense of $2.3 million, $1.4 million, and $0.7 million was included within “Selling, general and administrative expenses” in the consolidated statements of operations for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company incurred impairment charges related to "Property and equipment, net" and "Other assets" of $0.3 million and $3.4 million, respectively, for the year ended December 31, 2022 and are included in "Impairment charges" in the consolidated statements of operations. These charges consist of costs capitalized related to the Company's internal-use software and implementation costs for cloud computing arrangements that are no longer in use.

8. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the carrying value of goodwill by reporting unit for the years ended December 31, 2022, and 2021 (in thousands):

	Ecommerce	Wholesale	TDA	Total
Balance as of December 31, 2020	$72,231	$1,720	$4,221	$78,172
Acquisition	80,645	—	—	80,645
Balance as of December 31, 2021	$152,876	$1,720	$4,221	$158,817
Acquisition	42,886	—	—	42,886
Goodwill impairment charge	(195,762)	(1,720)	(4,221)	(201,703)
Balance as of December 31, 2022	$—	$—	$—	$—

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company determined that the estimated fair value of the Ecommerce, Wholesale, and TDA reporting units was less than their carrying amounts. The Company recorded a goodwill impairment charge of $201.7 million in the consolidated statements of operations for the year ended December 31, 2022. No goodwill impairment charges were recorded for the years ended December 31, 2021 and 2020.

Refer to Note 5 – Acquisitions for more information related to the acquisitions that occurred in the year ended December 31, 2022 and 2021.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and Purchased Technology	$108,700	$(21,053)	$87,647	$25,700	$(5,043)	$20,657
Customer Relationships	69,400	(8,661)	60,739	5,240	(673)	4,567
Trademarks and Trade names	12,200	(1,676)	10,524	3,400	(417)	2,983
Total intangible assets	$190,300	$(31,390)	$158,910	$34,340	$(6,133)	$28,207

Refer to Note 5 – Acquisitions for more information related to the acquisitions that occurred in the years ended December 31, 2022 and 2021.

Amortization expense for intangible assets was $25.3 million, $6.1 million and $0.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The estimated amortization expense for intangible assets subsequent to December 31, 2022, consists of the following (in thousands):

Year Ending December 31:
2023	$27,022
2024	27,022
2025	27,022
2026	21,979
2027	21,882
Thereafter	33,983
$158,910

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued marketing expenses	$2,093	$17,546
Vehicle related expenses	14,789	36,459
Sales taxes	5,983	39,163
Accrued compensation and benefits	28,276	16,150
Accrued professional services	3,488	4,225
Accrued legal settlements(1)	7,383	—
Interest payable	3,990	1,718
Other	10,793	6,247
Total accrued expenses	$76,795	$121,508

(1) Accrued legal settlements are primarily related to legal challenges stemming from operational challenges created by the Company's prior rapid growth, which resulted in additional costs incurred, including legal settlements.

The Company’s other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Vehicle payable	$3,617	$30,647
Reserve for estimated returns	3,919	26,522
Insurance payable	4,551	-
State income tax payable	4,041	420
Other	1,565	15
Total other current liabilities	$17,693	$57,604

10. Vehicle Floorplan Facility

In November 2022, the Company amended the 2020 Vehicle Floorplan Facility to, among other things, decrease the line of credit from $700.0 million to $500.0 million and extend the maturity date to March 31, 2024 (as amended, the “2022 Vehicle Floorplan Facility”).

In addition, the amendment modifies the amount of credit available to the Company on a monthly basis to the product of (1) the greater of five times the aggregate number of retail units sold during the most recent month for which information is available or the aggregate number of retail units sold during the five most recent months for which information is available and (2) the greater of the average outstanding floorplan balance of all vehicles on the floorplan as of the immediately preceding month-end or the average monthly outstanding floorplan balance of all vehicles on the floorplan as of month-end for the immediately preceding five months. As of December 31, 2022, the borrowing capacity of the 2022 Vehicle Floorplan Facility was $343.9 million, of which $66.9 million was unutilized.

The amendment also provides that the Company may elect to increase its monthly credit line availability by an additional $25.0 million during any four months in the period from November 1, 2022 through March 31, 2024, subject to the maximum $500.0 million credit limit. The 2022 Vehicle Floorplan Facility will allow for more flexibility in the Company's borrowing capacity. Consistent with the terms of the 2020 Vehicle Floorplan Facility, the Company and Vroom Automotive, LLC have provided Ally with a guaranty of payment of all amounts owed under the 2022 Vehicle Floorplan Facility as well as a security interest in all or substantially all tangible, intangible, and other personal property of Vroom, Inc., to secure obligations under the 2022 Vehicle Floorplan Facility.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company previously entered into a vehicle floorplan facility (the "2020 Vehicle Floorplan Facility") with Ally Bank and Ally Financial in March 2020, as subsequently amended. The 2020 Vehicle Floorplan provided a committed credit line of up to $700.0 million. The amount of credit available was determined on a monthly basis based on a calculation that considered average outstanding borrowings and vehicle units paid off by the Company within the immediately preceding three-month period.

Outstanding borrowings related to the 2020 Vehicle Floorplan Facility were due as the vehicles financed were sold, or in any event, on the maturity date. The 2020 Vehicle Floorplan Facility bore interest at a rate equal the Prime Rate, announced per annum by Ally Bank, plus 105 basis points. The 2020 Vehicle Floorplan Facility was collateralized by the Company’s vehicle inventory and certain other assets and the Company was subject to covenants that required it to maintain a certain level of equity in the vehicles that were financed, to maintain at least 7.5% of the credit line in cash and cash equivalents, and to maintain 10% of the daily floorplan principal balance outstanding on deposit with Ally Bank. The Company was required to pay an availability fee each quarter on the average unused capacity from the prior quarter if it was greater than 50% of the calculated floorplan allowance, as defined.

As of December 31, 2022 and 2021, outstanding borrowings on the vehicle floorplan facilities were $277.0 million and $512.8 million, respectively. Cash deposits required under the vehicle floorplan facilities of $34.6 million and $50.6 million are classified as "Restricted cash" within the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

Interest expense incurred by the Company for the vehicle floorplan facilities was $26.8 million, $17.7 million and $9.7 million for the years ended December 31, 2022, 2021, and 2020, respectively, which are recorded within “Interest expense” in the consolidated statements of operations. The weighted average interest rate on the vehicle floorplan borrowings was 9.25% and 4.30% as of December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company was in compliance with all covenants related to the vehicle floorplan facilities.

In connection with the vehicle floorplan facilities, the Company entered into credit balance agreements with Ally Bank and Ally Financial that permit the Company to deposit cash with the bank for the purpose of reducing the amount of interest payable for borrowings. Interest credits earned by the Company were $15.9 million, $10.1 million, and $5.4 million for the years ended December 31, 2022, 2021, and 2020, respectively, which are recorded within “Interest income” in the consolidated statements of operations.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Warehouse Credit Facilities of Consolidated VIEs

UACC has four senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) with banking institutions as of December 31, 2022, including the new senior secured warehouse facility agreement entered into in November 2022 to fund near-prime assets. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of December 31, 2022, the Company had excess borrowing capacity of $105.8 million on UACC's Warehouse Credit Facilities. The terms of the Warehouse Credit Facilities include the following:

	Facility One	Facility Two	Facility Three	Facility Four
Execution date	May 30, 2012	November 19, 2013	July 11, 2019	November 18, 2022
Maturity date	July 20, 2024	September 27, 2024	May 24, 2024	December 12, 2024
Aggregate borrowings limit (in thousands)	$200,000	$200,000	$200,000	$250,000
Aggregate principal Balance of Finance Receivables Pledged as Collateral as of December 31, 2022 (in thousands)	$143,919	$142,503	$126,636	$—
Outstanding Balance as of December 31, 2022 (in thousands)	$110,602	$19,615	$101,435	$—
Restricted cash as of December 31, 2022 (in thousands)	$8,110	$2,007	$5,537	$—

As of December 31, 2022, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 6.19%.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require the Company to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of December 31, 2022, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

12. Leases

The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, the Company’s reconditioning facility, the Company’s Sell Us Your Car centers, parking lots, other facilities and equipment used in the normal course of business. The real estate leases have terms ranging from three months to nine years. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2022, the Company had additional operating leases that have not yet commenced with future lease payments of approximately $16.4 million. The leases are expected to commence over the next 12 months with initial lease terms of approximately 7 years.

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

Lease term and discount rate

The weighted-average remaining lease term and discount rate for the Company’s operating leases, excluding short-term operating leases, were 4.2 years and 5.8% as of December 31, 2022, respectively, 2.7 years and 3.4% as of December 31, 2021, respectively, and 3.5 years and 3.4% as of December 31, 2020, respectively.

As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the discount rates used to determine the present value of the Company’s lease liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Lease costs and activity

The Company’s lease costs and activity for the years ended December 31, 2022, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease Cost
Operating lease cost	$8,402	$6,919	$5,503
Short-term lease cost	690	1,660	350
Variable lease cost	3,810	2,921	1,915
Sublease income	(72)	(196)	(445)
Net lease cost	$12,830	$11,304	$7,323

	Year Ended December 31,
	2022	2021	2020
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,322	$6,806	$5,524
Right-of-use assets obtained in exchange for operating lease liabilities	$19,896	$1,599	$4,600

As a result of the Realignment Plan beginning in the second quarter of 2022, the Company incurred impairment charges related to operating lease right-of-use assets of $6.5 million for the year ended December 31, 2022. These charges consist of costs associated with planned facility closures that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. Refer to Note 18 — Restructuring Activities for further detail.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of Lease Liabilities

The maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s consolidated balance sheet as of December 31, 2022 were as follows (in thousands):

2023	11,306
2024	8,533
2025	4,290
2026	3,232
2027	2,787
Thereafter	4,308
Total lease payments	34,456
Less: interest	(4,597)
Present value of lease liabilities	$29,859

Operating lease liabilities, current	$9,730
Operating lease liabilities, noncurrent	20,129
Total operating lease liabilities	$29,859

13. Long Term Debt

Debt instruments, excluding the 2022 Vehicle Floorplan Facility, which is discussed in Note 10 — Vehicle Floorplan Facility, and warehouse credit facilities of consolidated VIEs, which are discussed in Note 11 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	December 31,
	2022	2021
Current portion of securitization debt of consolidated VIEs	$47,239	$—
Convertible senior notes	359,254	610,618
Securitization debt of consolidated VIEs, net of current portion	32,590	—
Junior subordinated debentures	10,310	—
Long term debt, net of current portion	$402,154	$610,618
Total debt	$449,393	$610,618

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

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the years ended December 31, 2022 and 2021, the conditions allowing holders of the Notes to convert were not met.

In 2022, the Company repurchased $254.3 million in aggregate principal amount of the Notes, net of deferred issuance costs of $4.9 million, for $90.2 million in open-market transactions. The Company recognized a gain on extinguishment of debt of $164.7 million for the year ended December 31, 2022.

The Company accounts for the Notes as a single liability-classified instrument measured at amortized cost. As of December 31, 2022, the unamortized debt discount and debt issuance costs was $6.5 million and the net carrying value was $359.3 million. As of December 31, 2021, the unamortized debt discount and debt issuance costs was $14.4 million and the net carrying value was $610.6 million.

The Notes were issued at par value and fees associated with the issuance of these Notes are amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense for the years ended December 31, 2022 and 2021 were $7.2 million and $4.3 million, respectively. The effective interest rate of the Notes is 1.3%.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securitization Debt of Consolidated VIEs

The securitization debt was issued under UACC's pre-acquisition securitization program. The Company elected to account for the securitization debt under the fair value option on February 1, 2022 using the measurement alternative. Fair value adjustments are recorded in "Other loss (income), net" in the consolidated statements of operations. Refer to Note 17 – Financial Instruments and Fair Value Measurements. For all securitization transactions consummated prior to the Acquisition Date, the Company consolidated VIEs and accounted for these transactions as secured borrowings. Refer to Note 4 – Variable Interest Entities and Securitizations for further discussion.

UACC retained the servicing rights for the finance receivables that were securitized; therefore, is responsible for the administration and collection of the amounts owed under the contracts. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $9.0 million as of December 31, 2022.

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

The securitization debt issued is included in “Current portion of securitization debt of consolidated VIEs at fair value” and "Long term debt, net of current portion" on the consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of December 31, 2022
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2021-1-C	June 10, 2026	$29,640	0.84%	$18,466	$18,322
United Auto Credit 2021-1-D	June 10, 2026	29,380	1.14%	29,380	28,481
United Auto Credit 2021-1-E	June 10, 2026	20,800	2.58%	20,800	19,685
United Auto Credit 2021-1-F	September 10, 2027	13,910	4.30%	13,910	13,341
		$93,730		$82,556	$79,829

In September 2022, UACC exercised its option to repurchase the 2020-1 securitization debt for a total redemption price of $46.9 million. The final scheduled payment date represents final legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $41.7 million in 2023, $26.7 million in 2024, $12.6 million in 2025 and $1.5 million in 2026.

The aggregate principal balance and the fair value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of December 31, 2022
	Aggregate Principal Balance	Fair Value
United Auto Credit 2021-1	$84,477	$77,904
Total finance receivables of CFEs	$84,477	$77,904

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

14. Commitments and Contingencies

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2022 and August 2022, respectively, certain plaintiffs filed two putative class action lawsuits in the District Court of Cleveland County, Oklahoma and the New York State Supreme Court, respectively, against Vroom, Inc., and Vroom Automotive LLC as defendants, alleging, among other things, deficiencies in Vroom’s titling and registration of sold vehicles: Blake Sonne, individually and on behalf of all others similar situated, v. Vroom Automotive, LLC and Vroom, Inc., No. CJ-2022-822 and Emely Reyes Martinez, on behalf of all others similarly situated, v. Vroom Automotive, LLC and Vroom Inc., No. 652684/2022. The Company removed the cases to the U.S. District Court for the Western District of Oklahoma (Case No. 22-cv-761) and the U.S. District Court for the Southern District of New York (Case No. 22-cv-7631), respectively, and has filed motions to compel arbitration of all claims in both cases. Because these cases are at early stages and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

As previously disclosed, the Company has been subject to audits, requests for information, investigations and other inquiries from its regulators relating to increased customer complaints concerning the same or similar matters alleged in the State of Texas petition. These regulatory matters could continue to progress into legal proceedings as well as enforcement actions. The Company has incurred fines in certain states and could continue to incur fines, penalties, restitution, or alterations in the Company's business practices, which in turn, could lead to increased business expenses, additional limitations on the Company's business activities and further reputational damage, although to date such expenses have not had a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Preferred Stock and Stockholders’ Equity

Preferred Stock

On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of December 31, 2022, there was no preferred stock issued or outstanding.

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

16. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 3,019,108 shares of the Company’s common stock, (ii) up to 4% of an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. On February 28, 2022, the Company registered an additional 5,483,716 shares of the Company's common stock to be issued pursuant to the 2020 Plan. As of December 31, 2022, there were 2,535,711 shares available for future issuance under the 2020 Plan.

On May 20, 2022, the Company adopted the 2022 Inducement Award Plan (the “Inducement Award Plan”). Awards under the Inducement Award Plan may only be granted to a newly hired employee who has not previously been an employee or a member of the Board or an employee who is being rehired following a bona fide period of non-employment by the Company, in each case as a material inducement to the employee’s entering into employment. An aggregate of 3,000,000 shares of the Company’s common stock are reserved for issuance under the Inducement Award Plan. As of December 31, 2022, there were 2,430,646 shares available for future issuance under the Inducement Award Plan.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2021	4,076,542	$4.39	6.24
Granted	1,275,000	7.50
Exercised	—	—
Forfeited / cancelled	(2,494,366)	4.20
Outstanding as of December 31, 2022	2,857,176	$5.94	7.32
Vested and exercisable as of December 31, 2021	2,964,534	$4.04	5.81
Vested and exercisable as of December 31, 2022	1,319,498	$4.73	5.71

The Company recognized $1.5 million, $2.2 million and $2.2 million of stock-based compensation expense related to stock options for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, the Company had $1.6 million and $2.5 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.9 years and 1.7 years, respectively.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no options exercised during the year ended December 31, 2022, and the aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2022 was not material.

On May 9, 2022 and May 20, 2022, 600,000 stock options having a fair value of $0.83 per share were granted to the CEO and an aggregate of 650,000 stock options having a grant date fair value of $1.14 per share were granted to certain members of key management, respectively. The exercise price of the stock options is $7.50 per share. The stock options vest ratably over a three-year period subject to continued employment through each applicable vesting date. During the year ended December 31, 2022, 75,000 of these stock options were forfeited as a result of employee separations.

The grant date fair value of stock options granted during the year ended December 31, 2022 was estimated at the time of grant using the Black-Scholes option-pricing model and utilized the following assumptions:

	May 20, 2022	May 9, 2022
Fair value of common stock (per share)	$1.14	$0.83
Expected term (in years)	10	10
Risk-free interest rate	2.78%	3.05%
Expected volatility	100.00%	100.00%
Dividend yield	—%	—%

RSUs

The following table summarizes restricted stock unit ("RSUs") activity for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2021	2,269,813	$24.69
Granted	9,349,754	2.28
Vested	(1,109,012)	13.09
Forfeited / cancelled	(1,849,130)	18.68
Unvested and outstanding as of December 31, 2022	8,661,425	$3.29

The Company recognized $10.5 million, $11.2 million, and $10.9 million of stock-based compensation expense related to RSUs for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, the Company had $18.2 million and $21.7 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.9 and 2.1 years, respectively.

On May 9, 2022 and May 20, 2022, 1,200,000 RSUs having a grant date fair value of $1.08 per share were granted to the CEO and an aggregate of 3,190,000 RSUs having a grant date fair value of $1.45 per share were granted to certain members of the management team. On July 25, 2022, 140,000 RSUs having a grant date fair value of $1.64 per share were granted to a member of the management team. The RSUs were issued under the 2020 Plan and will vest on the third anniversary of the grant date, subject to continued employment through that date. The vesting of RSUs will accelerate in one-third increments if the Company's common stock achieves a closing price at or above $7.50 per share for twenty consecutive trading days during the three-year vesting period; a closing price at or above $15.00 per share for twenty consecutive trading days in the second or third years of the vesting period; and a closing price at or above $21.00 per share for twenty consecutive trading days during the third year of the vesting period. During the year ended December 31, 2022, 355,000 of these RSUs were forfeited as a result of employee separations and became eligible for future issuance under the 2020 Plan. As of December 31, 2022, the accelerated vesting conditions were not met.

Certain of the Company’s RSU grants are subject to acceleration upon a change of control and termination within 12 months, and upon death, disability, retirement and certain “good leaver” circumstances.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Financial Instruments and Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

The Company holds certain financial assets that are required to be measured at fair value on a recurring basis. Additionally, the Company elected the fair value option for the financial assets and liabilities of UACC’s consolidated CFEs, beneficial interests in the 2022-1 and 2022-2 securitizations, certain of UACC’s finance receivables that are ineligible to be sold as of the acquisition date, and certain other finance receivables. Under the fair value option allowable under ASC 825, “Financial Instruments” (“ASC 825”), the Company may elect to measure at fair value financial assets and liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings.

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$182,687	$—	$—	$182,687
CFE assets:
Finance receivables	—	—	77,904	77,904
Finance receivables at fair value	—	—	75,270	75,270
Beneficial interests in securitizations	—	20,592	—	20,592
Total financial assets	$182,687	$20,592	$153,174	$356,453
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	79,829	—	79,829
Total financial liabilities	$—	$79,829	$—	$79,829

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$601,807	$—	$—	$601,807
Commercial paper	—	149,974	—	149,974
Total financial assets	$601,807	$149,974	$—	$751,781

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

As of the Acquisition Date, in accordance with ASC 825, the Company has elected the fair value option, for the eligible financial assets and liabilities of these consolidated CFEs in order to mitigate potential accounting mismatches between the carrying value of the financial assets and liabilities. To eliminate potential measurement differences, the Company elected the measurement alternative included in ASU 2014-13, allowing the Company to measure both the financial assets and liabilities of a qualifying CFE using the fair value of either the CFE’s financial assets or liabilities, whichever is more observable. Under the measurement alternative prescribed by ASU 2014-13, the Company recognizes changes in the CFE’s net assets, including changes in fair value adjustments and net interest earned, in its consolidated statements of operations.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2022	$—	$—	$—
Acquired in business combination	262,644	34,283	275,394
Transfer out of Level 3	—	—	(275,394)
Transfer within Level 3 categories	(51,330)	51,330	—
Losses included in other income	(29,825)	(14,388)	—
Issuances, net of discount	—	56,484	—
Sales	(24,312)	(14,114)	—
Paydowns	(90,410)	(41,980)	—
Other	11,137	3,655	—
Fair value as of December 31, 2022	$77,904	$75,270	$—

Transfers out of Level 3

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis, except for assets and liabilities acquired during the period as described below. There were no transfers into Level 3 during the year ended December 31, 2022.

During the year ended December 31, 2022, transfers out of Level 3 liabilities related to securitization debt of consolidated CFEs. The transfer out of Level 3 was the result of achieving consensus pricing from third-party broker dealers who utilize market observable inputs to price the liabilities. Upon acquisition, the Company utilized unobservable pricing information and an internal discounted cash flows model to value the CFEs liabilities. The Company obtained consensus broker dealers quotes as of December 31, 2022. For the CFEs liabilities acquired during the period, the transfer was presumed to occur immediately after the Acquisition Date.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, there were no financial assets or liabilities measured using Level 3 inputs on a recurring basis.

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Other loss (income), net" in the consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

Year Ended December 31, 2022
Financial Assets
Finance receivables of CFEs	$24,231
Finance receivables at fair value	11,624
Beneficial interests in securitizations	1,149
Financial Liabilities
Debt of securitized VIEs	(2,727)
Total net loss included in other income	$34,277

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of December 31, 2022	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$84,477	$89,068
Aggregate fair value of finance receivables that are reported at fair value	$77,904	$75,270
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$1,097	$1,499
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$985	$1,311

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of December 31, 2022	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of debt of securitized VIEs	$82,556
Aggregate fair value of debt of securitized VIEs	$79,829

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, there were no financial assets or liabilities for which the fair value option was elected.

Fair Value of Financial Instruments Not Carried at Fair Value

The carrying amounts of restricted cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The carrying value of the 2022 Vehicle Floorplan Facility and the Warehouse Credit Facilities was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period.

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

December 31,
2022
Carrying value	$299,235
Fair value	$299,925

As of December 31, 2021, the Company did not have any finance receivables held for sale.

Convertible Senior Notes: The fair value of the Notes, which are not carried at fair value on the accompanying consolidated balance sheets, was determined utilizing actual bids and offer prices of the Notes in markets that are not active and are classified within Level 2 of the fair value hierarchy.

	December 31,
	2022	2021
Carrying value	$359,254	$610,618
Fair value	$128,026	$386,100

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the accompanying consolidated balance sheets, approximated their carrying value as of December 31, 2022 and are classified within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments on a Nonrecurring Basis

Assets and liabilities acquired as part of a business combination and goodwill attributable to each of the Company's reporting units are recorded at fair value on a nonrecurring basis. Refer to Note 5 – Acquisitions and Note 8 – Goodwill and Intangible Assets for additional information.

From time to time the Company may mark certain receivables classified as held for sale to fair value and classified as financial instruments recorded at fair value on a non-recurring basis. As of December 31, 2022, there were $22.4 million of finance receivables that were marked to fair value on a non-recurring basis. These are finance receivables that became delinquent and no longer meet the expected sales criteria. The Company uses a discounted cash flow model to estimate the present value of future recoveries for finance receivables. Such fair value measurement of finance receivables held for sale, net is considered Level 3 of the fair value hierarchy.

18. Restructuring Activities

On May 5, 2022, the Company approved the Realignment Plan, which was designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity.

In connection with the Realignment Plan, the Company reduced headcount across the organization and closed its New York City, Detroit, and one of its Houston office locations as well as several Sell Us Your Car® center facilities.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company streamlined TDA's operations and closed its service center. The service center was repurposed to replace the reconditioning facility in Stafford, Texas, which was also closed. The Company also restructured its network of logistics hubs in order to align with reduced unit volume and its regional operating model.

The restructuring activities associated with the Realignment Plan were substantially completed during 2022.

The following table summarizes the components of the restructuring charges:

Year ended December 31,
2022

Charges by Activity:
Severance and termination benefits (1)	$7,358
Impairment of operating lease right-of-use assets (2)	6,491
Other costs (3)	1,176
Total Restructuring and Related Charges	$15,025

(1) Severance and termination costs consist of severance costs provided to employees who have been terminated as well outplacement costs and COBRA benefits.

(2) Impairment of operating lease right-of-use assets consist of costs associated with planned facility closures of $8.6 million, net of applicable sublease income of $2.1 million, for the year ended December 31, 2022, that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

(3) Other costs consist of legal expenses of $0.6 million incurred in connection with the Realignment Plan and acceleration of depreciation of property and equipment of $0.6 million related to the planned facility closures.

Severance and termination benefits and other costs are included in "Selling, general, and administrative expenses" and impairment of operating lease right-of-use assets are included in "Impairment charges" in the consolidated statements of operations for the year ended December 31, 2022.

The following table is a reconciliation of the beginning and ending restructuring liability for the year ended December 31, 2022:

Balance as of December 31, 2021	$—
Accrual and accrual adjustments	7,941
Cash payments	(7,131)
Balance as of December 31, 2022	$810

The restructuring liability for severance and termination benefits is reflected in "Accrued Expenses" in the consolidated balance sheet as of December 31, 2022. On January 18, 2023, the Company executed a reduction in force, refer to Note 23 – Subsequent Events for further details.

19. Segment Information

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

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of December 31, 2022 and December 31, 2021, long-lived assets were predominantly located in the United States.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform, revenue earned on vehicle financing originated by UACC or the Company's third-party financing sources and sales of value-added products associated with those vehicles sales. The Wholesale reportable segment represents sales of used vehicles through wholesale channels. The Retail Financing reportable segment represents UACC’s operations with its network of third-party dealership customers, including the purchases and servicing of vehicle installment contracts. Revenues within the "All Other" category consist of retail sales of used vehicles from TDA and fees earned on sales of value-added products associated with those vehicles sales and the CarStory business.

Information about the Company’s reportable segments are as follows (in thousands):

	Year Ended December 31, 2022
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$1,364,195	$293,528	$152,542	$138,636	$1,948,901
Gross profit	$99,973	$(10,620)	$138,381	$17,053	$244,787

	Year Ended December 31, 2021
	Ecommerce	Wholesale	Retail Financing	All Other(1)	Total
Revenues from external customers	$2,442,369	$498,981	$—	$242,905	$3,184,255
Gross profit	$164,746	$18,120	$—	$19,233	$202,099

	Year Ended December 31, 2020
	Ecommerce	Wholesale	Retail Financing	All Other(1)	Total
Revenues from external customers	$915,451	$245,580	$—	$196,669	$1,357,700
Gross profit	$60,861	$(1,432)	$—	$12,116	$71,545

(1)
The Company reclassified TDA revenue and TDA gross profit from the TDA reportable segment to the “All Other” category to conform to current year presentation.

The reconciliation between reportable segment gross profit to consolidated loss before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Reconciliation to consolidated total revenue
Total reportable segment revenue	$1,810,265	$2,941,350	$1,161,031
All Other revenues	138,636	242,905	196,669
Consolidated total revenue	$1,948,901	$3,184,255	$1,357,700
Reconciliation to consolidated loss before provision for income taxes
Total reportable segment gross profit	$227,734	$182,866	$59,429
All Other gross profit	17,053	19,233	12,116
Selling, general and administrative expenses	566,387	547,823	245,546
Depreciation and amortization	38,290	12,891	4,598
Impairment charges	211,873	—	—
Gain on debt extinguishment	(164,684)	—	—
Interest expense	40,693	21,948	9,656
Interest Income	(19,363)	(10,341)	(5,896)
Revaluation of preferred stock warrant	—	—	20,470
Other loss (income), net	43,181	(65)	(114)
Consolidated loss before provision for income taxes	$(471,590)	$(370,157)	$(202,715)

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Income Taxes

Income Tax Provision

Domestic and foreign pretax income (loss) are as follows for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(472,203)	$(370,640)	$(202,715)
Foreign	613	483	—
Total	$(471,590)	$(370,157)	$(202,715)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State and local	4,083	679	84
Foreign	92	75	—
Total current tax expense	4,175	754	84
Deferred tax (benefit):
Federal	(20,472)	—	—
State and local	(3,383)	—	—
Foreign	—	—	—
Total deferred tax (benefit)	(23,855)	—	—
(Benefit) provision for income taxes	$(19,680)	$754	$84

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company is evaluating the provisions included under the IRA and does not expect the provisions to have a material impact to the Company's consolidated financial statements.

Tax Rate Reconciliation

The Company’s effective tax rate for the years ended December 31, 2022, 2021, and 2020 was 4.17%, (0.20)%, and (0.04)%, respectively. The increase in effective tax rate for the year ended December 31, 2022 was primarily driven by a deferred tax benefit recorded for the decrease of Valuation Allowance resulting from the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation) that occurred during the period, of $23.9 million.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes at the statutory rate to the amount reflected in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income taxes at statutory rate	$(99,034)	$(77,733)	$(42,570)
State income taxes, net of federal benefit	(3,529)	(8,251)	(5,417)
Foreign Rate Differential	(129)	(26)	—
Permanent differences	1,510	(4,800)	1,264
Goodwill impairment	41,241	—	—
Deferred tax adjustment for acquisition of business	(23,855)	—	—
Change in valuation allowance	66,634	94,158	46,901
Other	(2,518)	(2,594)	(94)
(Benefit) provision for income taxes	$(19,680)	$754	$84

Deferred Tax Assets (Liabilities)

The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statements and the income tax basis of assets and liabilities. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that certain deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those specific jurisdictions prior to the dates on which such net operating losses expire. The Company maintained a full valuation allowance against its net deferred tax assets for December 31, 2022 and 2021 because the Company has determined that is it more likely than not that these assets will not be fully realized based on a current evaluation of expected future taxable income and the Company is in a cumulative loss position. As of December 31, 2022, 2021, 2020 and 2019 the valuation allowance balance was $258.8 million, $216.0 million, $121.9 million and $75.0 million, respectively.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$265,927	$203,170
Inventory reserves	9,395	12,278
Stock-based compensation	3,067	3,617
Accrued Expense	—	75
Right of Use Asset	7,086	3,821
Unrealized Gains/Losses	10,549	—
Allowance for Doubtful Accounts	8,342	2,592
Other	2,612	1,905
Total deferred tax assets	306,978	227,458
Less: valuation allowance	(258,796)	(216,017)
Net deferred tax assets	48,182	11,441
Deferred tax liabilities:
Intangible amortization	(37,377)	(6,793)
Depreciation	(3,017)	(1,088)
Repo Expenses	(2,194)	—
Lease Liability	(5,594)	(3,560)
Net deferred tax liabilities	(48,182)	(11,441)
Net deferred income taxes	$—	$—

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Losses

As of December 31, 2022, the Company had total net operating loss carryforwards for U.S. federal income tax purposes of $1,143.4 million, of which $168.5 million expire from 2028 through 2042 and $950.7 million do not expire. The Company has net operating loss carryforwards for state income tax purposes of $500.5 million, which expire from 2034 through 2041.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2016 and prior. The company is not currently under audit for any US federal or state income tax audits.

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

The Company acquired Unitas Holdings Corp. (now known as Vroom Finance Corporation) on February 1, 2022 in a stock acquisition and Vast Holdings, Inc. on January 7, 2021 in a stock acquisition, refer to Note 5 – Acquisitions for additional information. The NOLs and other tax attributes acquired will be subject to Section 382 limitations. The Company is in the process of determining the amount of attributes that will be available for use.

Uncertain Tax Positions

The Company has not identified any uncertain tax positions as of December 31, 2022 or 2021. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

21. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Net loss	$(451,910)	$(370,911)	$(202,799)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	137,907,444	136,429,791	73,345,569
Net loss per share attributable to common stockholders, basic and diluted	$(3.28)	$(2.72)	$(2.76)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of December 31,
	2022	2021	2020
Convertible senior notes	6,530,762	11,158,722	—
Stock options	2,857,176	4,076,542	5,617,568
Restricted stock units	8,661,425	1,853,150	1,867,660
Total	18,049,363	17,088,414	7,485,228

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. Related Party Transactions

Management Services Agreement

In July 2015, the Company entered into a management services agreement (“MSA”) with Catterton Management Company, L.L.C. (“Catterton Management”), an affiliate of L Catterton (“Catterton”), a holder of more than 5% of the Company’s outstanding capital stock, pursuant to which Catterton Management agreed to provide consulting services on certain business and financial matters. Under the MSA, the Company agreed to pay Catterton Management an annual fee of $0.3 million until the expiration of the MSA upon the earlier of (i) termination by mutual consent of the parties and (ii) such time that Catterton and/or its affiliates cease to be one of the Company’s stockholders. For the year ended December 31, 2020, payment of the annual fee was waived. In May 2020, the MSA was terminated.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. Subsequent Events

On January 18, 2023, the Company executed a reduction in force as part of the continued focus on reducing variable and fixed costs. The Company reduced Vroom’s headcount by approximately 275 employees based on our assessment of the Company's business needs, key initiatives, and long-term success and profitable growth. In the first quarter of 2023, the Company expects to incur expenses of approximately $4.0 million, primarily consisting of severance.

In January 2023, UACC sold approximately $238.7 million of rated asset-backed securities in an auto loan securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $237.8 million. The trust is collateralized by finance receivables with an aggregate principal balance of $326.4 million. These finance receivables are serviced by UACC. As a result of current market conditions, which led to unfavorable pricing, the Company retained the non-investment grade securities and residual interests, which will require the Company to account for the 2023-1 securitization as secured borrowings and remain on balance sheet pending the sale of such retained interests.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, using the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

Management excluded Unitas Holdings Corp., including its wholly owned subsidiaries United PanAm Financial Corp. and United Auto Credit Corporation, from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired in a business combination on February 1, 2022. Total assets and total revenue that were excluded from management's assessment represented approximately 34% and 9%, respectively, of consolidated total assets and total revenue, as of and for the year ended December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

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

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remaining information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the headings "Our Board of Directors," "Our Executive Officers," "Corporate Governance," and, if applicable, "Delinquent Section 16(a) Reports".

Item 11. Executive Compensation

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the headings "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans".

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the headings "Certain Relationships and Related Person Transactions" and "Corporate Governance".

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022, under the subheading "Principal Accountant Fees and Services".

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

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

3.1	Amended and Restated Certificate of Incorporation of Vroom, Inc.	10-Q	001-39315	3.1	August 13, 2020

3.2	Amended and Restated Bylaws of Vroom, Inc.	10-Q	001-39315	3.2	August 13, 2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-238482	4.1	June 1, 2020

4.2	Indenture, dated as of June 18, 2021, between Vroom, Inc. and U.S. Bank National Association, as trustee	8-K	001-39315	4.1	June 21, 2021

4.3	Form of Global Note representing the 0.750% Convertible Senior Notes due 2026 (included in Exhibit 4.2)	8-K	001-39315	4.2	June 21, 2021

4.4	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

4.5	Description of Registrant’s Securities	10-K	001-39315	4.3	March 3, 2021

10.1†	Second Amended & Restated 2014 Equity Incentive Plan, as amended	S-1/A	333-238482	10.1	May 18, 2020

10.2†	First Amendment to the Second Amended and Restated Vroom, Inc. 2014 Equity Incentive Award Plan	10-Q	001-39315	10.3	August 13, 2020

10.3†	Second Amendment to the Second Amended and Restated Vroom, Inc. 2014 Equity Incentive Award Plan	10-Q	001-39315	10.4	August 13, 2020

10.4†	Form of Stock Option Agreement pursuant to the Second Amended and Restated 2014 Equity Incentive Award Plan	10-K	001-39315	10.4	March 3, 2021

10.5†	Form of Restricted Stock Unit Agreement pursuant to the Second Amended and Restated 2014 Equity Incentive Award Plan	10-K	001-39315	10.5	March 3, 2021

10.6†	2019 Short Term Incentive Plan	S-1/A	333-238482	10.2	May 18, 2020
10.7†	2020 Incentive Award Plan	S-1/A	333-238482	10.3	June 1, 2020

10.8†	Form of Restricted Stock Unit Agreement pursuant to the 2020 Incentive Award Plan	10-Q	001-39315	10.2	August 13, 2020

10.9†	Form of Stock Option Grant Notice and Stock Option Agreement pursuant to the 2020 Incentive Award Plan	10-Q	001-39315	10.4	August 8, 2022

10.10†	2022 Inducement Award Plan	S-8	333-265233	99.1	May 26, 2022

10.11†	Form of Restricted Stock Unit Agreement pursuant to the 2022 Inducement Award Plan	S-8	333-265233	99.2	May 26, 2022

10.12†	Form of Stock Option Agreement pursuant to the 2022 Inducement Award Plan	S-8	333-265233	99.3	May 26, 2022

10.13†	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39315	10.9	August 8, 2022

10.14†	Form of Indemnification Agreement	S-1/A	333-238482	10.5	June 1, 2020

10.15†	Amended and Restated Executive Severance Plan	8-K	001-39315	10.1	May 26, 2022

10.16	Commercial Lease Agreement, dated August 10, 2009, as	S-1/A	333-238482	10.6	June 1, 2020

	amended, by and between Texas Direct Auto and Robert P. Archer, ETAL

10.17	Development Agreement, dated June 28, 2011, as amended, by and between The City of Meadows Place, Texas and Left Gate Property Holding, Inc. d/b/a Texas Direct Auto and Vroom	S-1/A	333-248655	10.9	June 1, 2020

10.18#	Inventory Financing and Security Agreement, dated March 6, 2020, by and among Ally Bank, Ally Financial Inc., Left Gate Property Holding, LLC and Vroom, Inc.	S-1/A	333-248655	10.10	May 18, 2020

10.19#	First Amendment to Inventory Financing and Security Agreement, dated June 19, 2020, by and among Ally Bank, Ally Financial Inc., Left Gate Property Holding, LLC and Vroom, Inc.	10-Q	001-39315	10.9	August 13, 2020
10.20#	Second Amendment to Inventory Financing and Security Agreement, dated October 1, 2020 by and among Ally Bank, Ally Financial, Inc., Left Gate Property Holding, LLC and Vroom, Inc.	10-Q	001-39315	10.1	November 12, 2020

10.21#	Third Amendment to Inventory Financing and Security Agreement, dated December 16, 2021 by and among Ally Bank, Ally Financial, Inc., Vroom Automotive, LLC and Vroom, Inc.	8-K	001-39315	10.1	December 20, 2021

10.22#	Fourth Amendment to Inventory Financing and Security Agreement, dated February 24, 2022 by and among Ally Bank, Ally Financial, Inc., Vroom Automotive, LLC and Vroom, Inc.	10-K	001-39315	10.25	March 1, 2022

10.23#	Amended and Restated Inventory Financing and Security Agreement, dated November 4, 2022 by and among Ally Bank, Ally Financial Inc., Vroom Automotive, LLC and Vroom, Inc.	10-Q	001-39315	10.1	November 7, 2022

10.24#	Retail Reconditioning Services Agreement, dated May 20, 2020, by and between Manheim Remarketing, Inc d/b/a Manheim Retail Solutions and Left Gate Property Holding, LLC d/b/a Vroom	S-1/A	333-248655	10.12	June 1, 2020

10.25†	Employment Agreement, dated June 8, 2016, by and between Vroom, Inc. and Paul J. Hennessy	S-1/A	333-248655	10.13	June 1, 2020

10.26†	Employment Offer Letter, dated January 6, 2019, by and between Vroom, Inc. and Mark Roszkowski	S-1/A	333-248655	10.15	June 1, 2020

10.27†	Separation Agreement, dated as of June 30, 2022, by and between Mark E. Roszkowski and Vroom, Inc.	8-K	001-39315	10.1	July 1, 2022

10.28†	Employment Offer Letter, dated December 29, 2018, by and between Vroom, Inc. and Patricia Moran	S-1/A	333-248655	10.18	September 8, 2020

10.29†	Employment Offer Letter, dated November 3, 2016, by and between Vroom, Inc. and Carol Denise Stott	S-1/A	333-248655	10.19	September 8, 2020

10.30†	Letter Agreement, dated as of September 13, 2021, by and between Robert Krakowiak and Vroom, Inc.	8-K	001-39315	10.1	September 13, 2021

10.31†	Amended Offer Letter, dated as of May 20, 2022, by and between Robert R. Krakowiak and Vroom, Inc.	8-K	001-39315	10.2	May 26, 2022

10.32†	Letter Agreement, dated as of December 15, 2021, by and between Thomas Shortt and Vroom, Inc.	8-K	001-39315	10.1	December 17, 2021

10.33†	Employment Letter, dated as of May 9, 2022, by and between Thomas Shortt and Vroom, Inc.	8-K	001-39315	10.1	May 9, 2022

10.37†	Nominee and Indemnity Agreement, dated September 1, 2020, by and among Catterton Management Company, L.L.C. as investment manager of CGP2 Lone Star, L.P., Scott Dahnke and Vroom, Inc.	S-1/A	333-248655	10.20	September 8, 2020

10.34†	Nominee and Indemnity Agreement, dated September 1, 2020, by and among Catterton Management Company, L.L.C. as investment manager of CGP2 Lone Star, L.P., Michael Farello and Vroom, Inc.	S-1/A	333-248655	10.21	September 8, 2020

10.35†	Assignment of Contracts, dated July 29, 2021, by and between CGP2 Lone Star, LP as assignor and Catterton Growth Partners II, L.P., Catterton Growth Partners II Offshore, L.P., L Catterton Growth Partners III, L.P. and L Catterton Growth Partners Offshore III, L.P. as assignees, of the Nominee and Indemnity Agreements, dated September 1, 2020, of Scott Dahnke and Michael Farello	10-Q	001-39315	10.1	August 11, 2021

21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document						X

101.SCH	Inline XBRL Taxonomy Extension Schema Document						X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document						X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

† Indicates a management contract or compensatory plan or arrangement.

# Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: March 2, 2023	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: March 2, 2023	By:	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas H. Shortt Thomas H. Shortt	Chief Executive Officer (Principal Executive Officer) and Director	March 2, 2023

/s/ Robert R. Krakowiak Robert R. Krakowiak	Chief Financial Officer (Principal Financial Officer)	March 2, 2023

/s/ Agnieszka Zakowicz Agnieszka Zakowicz	Senior Vice President and Principal Accounting Officer	March 2, 2023

/s/ Robert J. Mylod, Jr. Robert J. Mylod, Jr.	Director	March 2, 2023

/s/ Timothy M. Crow Timothy M. Crow	Director	March 2, 2023

/s/ Michael J. Farello Michael J. Farello	Director	March 2, 2023

/s/ Laura W. Lang Laura W. Lang	Director	March 2, 2023

/s/ Laura G. O’Shaughnessy Laura G. O’Shaughnessy	Director	March 2, 2023

/s/ Paula B. Pretlow Paula B. Pretlow	Director	March 2, 2023