Form 10-Q
period 2023-03-31
Vroom, Inc.
filed 2023-05-09
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 5, 2023, 138,830,093 shares of the registrants’ common stock were outstanding.

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
•
our failure to meet the continued listing requirements of the Nasdaq Global Select Market could result in a delisting of our common stock;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of March 31,	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$316,714	$398,915
Restricted cash (including restricted cash of consolidated VIEs of $48.0 million and $24.7 million, respectively)	71,994	73,095
Accounts receivable, net of allowance of $10.0 million and $21.5 million, respectively	10,077	13,967
Finance receivables at fair value (including finance receivables of consolidated VIEs of $12.1 million and $11.5 million, respectively)	13,091	12,939
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $163.7 million and $305.9 million, respectively)	186,777	321,626
Inventory	212,982	320,648
Beneficial interests in securitizations	7,976	20,592
Prepaid expenses and other current assets	59,357	58,327
Total current assets	878,968	1,220,109
Finance receivables at fair value (including finance receivables of consolidated VIEs of $508.3 million and $119.6 million, respectively)	523,179	140,235
Property and equipment, net	51,427	50,201
Intangible assets, net	152,155	158,910
Operating lease right-of-use assets	21,741	23,568
Other assets	24,166	26,004
Total assets	$1,651,636	$1,619,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,861	$34,702
Accrued expenses	58,492	76,795
Vehicle floorplan	147,428	276,988
Warehouse credit facilities of consolidated VIEs	124,247	229,518
Current portion of securitization debt of consolidated VIEs at fair value	261,746	47,239
Deferred revenue	13,037	10,655
Operating lease liabilities, current	9,021	9,730
Other current liabilities	15,251	17,693
Total current liabilities	658,083	703,320
Long term debt, net of current portion (including securitization debt of consolidated VIEs of $199.2 million and $32.6 million at fair value, respectively)	554,655	402,154
Operating lease liabilities, excluding current portion	18,278	20,129
Other long-term liabilities	18,382	18,183
Total liabilities	1,249,398	1,143,786
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 138,802,011 and 138,201,903 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	135	135
Additional paid-in-capital	2,077,839	2,075,798
Accumulated deficit	(1,675,736)	(1,600,692)
Total stockholders’ equity	402,238	475,241
Total liabilities and stockholders’ equity	$1,651,636	$1,619,027

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Retail vehicle, net	$135,270	$707,186
Wholesale vehicle	13,895	139,984
Product, net	11,500	24,449
Finance	31,988	47,687
Other	3,814	4,469
Total revenue	196,467	923,775
Cost of sales:
Retail vehicle	135,724	695,509
Wholesale vehicle	13,833	142,737
Product	897	—
Finance	6,214	2,724
Other	994	1,165
Total cost of sales	157,662	842,135
Total gross profit	38,805	81,640
Selling, general and administrative expenses	96,537	187,994
Depreciation and amortization	10,531	7,856
Impairment charges	—	201,703
Loss from operations	(68,263)	(315,913)
Gain on debt extinguishment	(8,709)	—
Interest expense	9,919	9,380
Interest income	(5,942)	(3,952)
Other loss, net	11,240	12,358
Loss before provision (benefit) for income taxes	(74,771)	(333,699)
Provision (benefit) for income taxes	273	(23,240)
Net loss	$(75,044)	$(310,459)
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(2.26)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	138,530,884	137,259,629

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	137,092,891	$135	$2,063,841	$(1,148,782)	$915,194
Stock-based compensation	—	$—	$3,629	$—	$3,629
Vesting of restricted stock units	602,630	—	—	—	—
Net loss	—	—	—	(310,459)	(310,459)
Balance at March 31, 2022	137,695,521	$135	$2,067,470	$(1,459,241)	$608,364
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	138,201,903	$135	$2,075,798	$(1,600,692)	$475,241
Stock-based compensation	—	$—	$2,041	$—	$2,041
Vesting of restricted stock units	600,108	—	—	—	—
Net loss	—	—	—	$(75,044)	(75,044)
Balance at March 31, 2023	138,802,011	$135	$2,077,839	$(1,675,736)	$402,238

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(75,044)	$(310,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges	—	201,703
Gain on debt extinguishment	(8,709)	—
Depreciation and amortization	10,637	7,895
Amortization of debt issuance costs	1,115	1,254
Realized gains on securitization transactions	—	(29,617)
Deferred taxes	—	(23,855)
Losses on finance receivables and securitization debt, net	16,603	15,725
Stock-based compensation expense	2,041	3,629
Provision to record inventory at lower of cost or net realizable value	(7,315)	469
Provision for bad debt	(422)	5,853
Provision to record finance receivables held for sale at lower of cost or fair value	(1,251)	158
Amortization of unearned discounts on finance receivables at fair value	(5,320)	(3,942)
Other, net	(5,067)	(274)
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables held for sale	(143,174)	(118,861)
Principal payments received on finance receivables held for sale	20,731	2,659
Proceeds from sale of finance receivables held for sale, net	—	272,309
Other	1,850	(1,705)
Accounts receivable	4,312	(4,331)
Inventory	114,981	(15,453)
Prepaid expenses and other current assets	13,006	6,928
Other assets	1,838	(2,763)
Accounts payable	(5,841)	(6,824)
Accrued expenses	(18,915)	8,036
Deferred revenue	2,382	(2,449)
Other liabilities	(3,459)	(21,163)
Net cash used in operating activities	(85,021)	(15,078)
Investing activities
Finance receivables at fair value
Purchases of finance receivables at fair value	(3,392)	—
Principal payments received on finance receivables at fair value	41,850	33,570
Proceeds from sale of finance receivables at fair value, net	—	29,043
Consolidation of VIEs	11,409	—
Principal payments received on beneficial interests	2,144	714
Purchase of property and equipment	(5,193)	(7,096)
Acquisition of business, net of cash acquired of $47.9 million	—	(268,194)
Net cash provided by (used in) investing activities	46,818	(211,963)
Financing activities
Proceeds from borrowings under secured financing agreements	238,735	—
Principal repayment under secured financing agreements	(42,784)	(68,402)
Proceeds from vehicle floorplan	41,180	801,971
Repayments of vehicle floorplan	(170,740)	(744,831)
Proceeds from warehouse credit facilities	135,900	49,000
Repayments of warehouse credit facilities	(241,351)	(227,067)
Repurchases of convertible senior notes	(5,883)	—
Other financing activities	(156)	(875)
Net cash used in financing activities	(45,099)	(190,204)
Net decrease in cash, cash equivalents and restricted cash	(83,302)	(417,245)
Cash, cash equivalents and restricted cash at the beginning of period	472,010	1,214,775
Cash, cash equivalents and restricted cash at the end of period	$388,708	$797,530

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,335	$5,991
Cash paid for income taxes	$1,189	$40
Supplemental disclosure of non-cash investing and financing activities:
Finance receivables from consolidation of 2022-2 securitization transaction	$180,706	$—
Elimination of beneficial interest from the consolidation of 2022-2 securitization transaction	$9,811	$—
Securitization debt from consolidation of 2022-2 securitization transaction	$186,386	$—
Reclassification of finance receivables held for sale to finance receivables at fair value, net	$248,081	$—
Fair value of beneficial interests received in securitization transactions	$—	$16,473

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

In December 2015, the Company acquired Houston-based Left Gate Property Holding, LLC (d/b/a Texas Direct Auto and Vroom). The acquisition included the Company's proprietary vehicle reconditioning center, the Texas Direct Auto ("TDA") dealership, and Sell Us Your Car® centers. Left Gate Property Holding, LLC was renamed Vroom Automotive, LLC in March 2021, and is the primary operating entity for the Company's purchases and sales of used vehicles. In January 2021, the Company acquired Vast Holdings, Inc. (d/b/a CarStory). On February 1, 2022, the ("Acquisition Date"), the Company completed the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation), including its wholly owned subsidiaries United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and United Auto Credit Corporation ("UACC").

As part of the Company's Business Realignment Plan ("Realignment Plan"), which was substantially completed in 2022, the Company streamlined TDA's operations and closed its service center. The Company also reevaluated its reporting segments based on relative revenue and gross profit and significance in the Company's long-term strategy. As a result of the quantitative analysis, the Company determined to no longer report TDA as a separate segment. Starting in the three months ended June 30, 2022, the Company is organized into three reportable segments: Ecommerce, Wholesale, and Retail Financing. The Company reclassified TDA revenue and TDA gross profit for the comparative period from the TDA reportable segment to the “All Other” category to conform to current year presentation. The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform, revenue earned on vehicle financing originated by UACC or the Company's third-party financing sources and sales of value-added products associated with those vehicles sales. The Wholesale reportable segment represents sales of used vehicles through wholesale channels. The Retail Financing reportable segment represents UACC’s operations with its network of third-party dealership customers, which primarily consists of the purchases and servicing of vehicle installment contracts, but excluding financing of vehicle sales to Vroom customers.

The Company was incorporated in Delaware on January 31, 2012 under the name BCM Partners III, Corp. On June 25, 2013, the Company changed its name to Auto America, Inc. and on July 9, 2015, the Company changed its name to Vroom, Inc.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2022, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2022.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2023 and its results of operations for the three months ended March 31, 2023 and 2022. The results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the current fiscal year or any other future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the three months ended March 31, 2023 and 2022. Accordingly, net loss and comprehensive loss are the same for the periods presented.

Restricted Cash

Restricted cash includes cash deposits required under the Company’s 2022 Vehicle Floorplan Facility as explained in Note 10 – Vehicle Floorplan Facility. Additionally, restricted cash includes UACC restricted cash. UACC collects and services receivables under the securitization transactions and warehouse credit facilities. These collections are restricted for use until properly remitted each month under the terms of the servicing agreement. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs and Note 12 — Long Term Debt for further detail.

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

Finance Receivables Held for Sale, Net

Finance receivables that the Company intends to sell and not hold to maturity are classified as held-for-sale. The Company intends to sell finance receivables either through securitization transactions or forward flow arrangements. Finance receivables classified as held for sale are recorded at the lower of cost or fair value. Deferred acquisition costs and any discounts or premiums are deferred until the finance receivables are sold and are then recognized as part of the total gain or loss on sale and recorded in “Finance Revenue” and "Product, net" in the condensed consolidated statements of operations. Refer to Note 3 – Revenue Recognition.

The Company records a valuation allowance to report finance receivables at the lower of amortized cost basis or fair value. To determine the valuation allowance, finance receivables are evaluated collectively as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differs from estimates, significant

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

adjustments to the Company's valuation allowance may be needed. Fair value adjustments are recorded in "Other loss, net" in the condensed consolidated statements of operations. Principal balances of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. As of March 31, 2023 and December 31, 2022, the valuation allowance for finance receivables classified as held for sale was $7.6 million and $10.5 million, respectively. Refer to Note 16 – Financial Instruments and Fair Value Measurements.

Finance Receivables at Fair Value

Finance receivables at fair value represent finance receivables that the Company does not intend to sell in the immediate future and for which the fair value option was elected. From time to time, the Company accounts for certain other finance receivables under the fair value designation. Fair value adjustments are recorded in "Other loss, net" in the condensed consolidated statements of operations. Refer to Note 16 – Financial Instruments and Fair Value Measurements.

Consolidated CFEs

The Company elected the fair value option upon consolidation of the assets and liabilities of its VIEs related to the 2021-1, 2022-2, and 2023-1 securitization transactions. These VIEs are consolidated collateralized financing entities (CFEs) and are accounted for using the measurement alternative in accordance with ASU 2014-13, Measuring the Financial Assets and Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13"). During the three months ended March 31, 2023 and 2022, the Company recognized the following in the condensed consolidated statements of operations associated with these CFEs:

	Three Months Ended March 31,
	2023	2022
Finance revenue	$14,919	$10,884
Product revenue	$2,331	$—
Finance cost of sales	$(3,499)	$(845)
Product cost of sales	$(898)	$—
Other loss, net	$(8,675)	$(12,008)

The assets and liabilities of the CFEs are presented as part of the current and noncurrent “Finance receivables at fair value”, “Current portion of securitization debt of consolidated VIEs at fair value”, and "Long term debt, net of current portion", respectively, on the condensed consolidated balance sheets. Refer to Note 4 – Variable Interest Entities and Securitizations and Note 16 – Financial Instruments and Fair Value Measurements for further details.

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

Advertising

Advertising costs are expensed as incurred and are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations. Advertising expenses were $11.5 million and $33.7 million for the three months ended March 31, 2023 and 2022, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Shipping and Handling

Logistics costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility are included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfill contracts with customers and are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were $2.1 million and $26.7 million for the three months ended March 31, 2023 and 2022, respectively.

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

For the three months ended March 31, 2023 and 2022, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of March 31, 2023 and December 31, 2022.

Liquidity

The Company has had negative cash flows and generated losses from operations since inception and has historically had to rely on debt and equity financing to fund its operations. Further, the Company expects to incur additional losses in the future.

On May 5, 2022, the Company approved the long-term roadmap, which was designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. On January 18, 2023, the Company executed a reduction in force as part of the continued focus on reducing variable and fixed costs. Refer to Note 17 – Restructuring Activities for further discussion. On April 26, 2023, the Company executed another reduction in force. Refer to Note 21 – Subsequent Events for further discussion.

As of March 31, 2023, the Company had cash and cash equivalents of $316.7 million and restricted cash of $72.0 million. The primary source of liquidity is cash generated through financing activities.

In June 2021, the Company issued $625.0 million aggregate principal amount of 0.75% unsecured Convertible Senior Notes due 2026. For the three months ended March 31, 2023, the Company repurchased $14.6 million in aggregate principal amount of the Notes (as defined in Note 12), net of deferred issuance costs of $0.3 million, for $5.9 million in open-market transactions. The Company recognized a gain on extinguishment of debt of $8.7 million for the three months ended March 31, 2023. As of March 31, 2023, $345.1 million aggregate principal amount of the Notes remain outstanding, net of deferred issuance costs of $5.8 million. Refer to Note 12 – Long Term Debt for further discussion.

The Company has a 2022 Vehicle Floorplan Facility (as defined in Note 10) with a borrowing capacity of $214.7 million as of March 31, 2023, of which $67.3 million was unutilized. The 2022 Vehicle Floorplan Facility provides a committed credit line of up to $500.0 million which is scheduled to mature on March 31, 2024. Refer to Note 10 – Vehicle Floorplan Facility for further discussion.

In January 2023, UACC sold approximately $238.7 million of rated asset-backed securities in auto loan securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $237.8 million. Refer to Note 4 – Variable Interest Entities and Securitizations for further discussion.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

UACC has four warehouse credit facilities with an aggregate borrowing limit of $850.0 million as of March 31, 2023. As of March 31, 2023, outstanding borrowings related to the Warehouse Credit Facilities were $124.2 million and excess borrowing capacity was $57.9 million. Refer to Note 11 – Warehouse Credit Facilities of Consolidated VIEs for further discussion.

The Company anticipates that the existing cash and cash equivalents, the 2022 Vehicle Floorplan Facility and UACC credit facilities will be sufficient to support its operations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements.

Accounting Standards Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. The Company adopted the guidance on January 1, 2023, which did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

satisfies its performance obligation and recognizes revenue for wholesale vehicle sales at a point in time when the vehicle is sold. The transaction price is typically due and collected within a short period of time following the vehicle sales.

Product Revenue

The Company’s product revenue consists of income from financing vehicle sales for Vroom customers through UACC and fees earned on selling third-party financing and value-added products, such as vehicle service contracts, guaranteed asset protection (“GAP”) and tire and wheel coverage.

As a result of the UACC Acquisition (as defined below), the Company generates ecommerce product revenue by providing Vroom customers with automotive financing solutions through its captive financing operation. The Company earns interest income on finance receivables before they are sold, interest income on finance receivables held in consolidated VIEs, and gains on the sale of finance receivables. Refer to Note 4 – Variable Interest Entities and Securitizations.

The Company also sells third-party financing and value-added products pursuant to arrangements with the third parties that provide these products and are responsible for their fulfillment. The Company concluded that it is an agent for these transactions because it does not control the products before they are transferred to the customer. The Company recognizes product revenues on a net basis when the customer enters into an arrangement for the products, which is typically at the time of a used vehicle sale.

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

A portion of the fees earned on third-party financing and value-added products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of March 31, 2023 and December 31, 2022, the Company’s reserve for chargebacks was $7.3 million and $8.2 million, respectively, of which $3.8 million and $4.4 million, respectively, are included within “Accrued expenses” and $3.5 million and $3.8 million, respectively, are included in “Other long-term liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to revenues in the period identified. As of March 31, 2023 and December 31, 2022, the Company recognized $21.3 million and $22.5 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, of which $1.9 million and $1.6 million, respectively, are included within “Prepaid expenses and other current assets” and $19.4 million and $20.9 million, respectively, are included within “Other assets.”

Finance Revenue

The Company’s finance revenue is related to finance receivables originated by UACC for its network of third-party dealership customers and consists of interest income earned on finance receivables before they are sold, interest income earned on finance receivables held in consolidated VIEs, and gains on the sale of finance receivables. Refer to Note 4 – Variable Interest Entities and Securitizations.

Interest income deemed uncollectible is reversed at the time the finance receivable is charged off. An account is considered delinquent if a scheduled payment has not been received by the date such payment was contractually due.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced. Fees are earned monthly at an annual rate of approximately 4% for the 2022-1 securitization transaction and 3.25% for the 2022-2 and 2023-1 securitization transactions of the outstanding principal balance of the finance receivables serviced. During the three months ended March 31, 2023, UACC waived the monthly servicing fees related to the 2022-2 securitization transaction, which resulted in consolidation of the 2022-2 VIE. Refer to Note 4 – Variable Interest Entities and Securitizations.

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

UACC has developed a securitization program that involves selling finance receivables to securitization trusts through the private issuance of asset-backed securities which are collateralized by the finance receivables. UACC establishes and sponsors these transactions which create and pass along risks to the variable interest holders, specifically, consumer credit risk and pre-payment risk. In February and July 2022, UACC completed the 2022-1 and 2022-2 securitization transactions, respectively, and in January 2023, UACC completed the 2023-1 securitization transaction.

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

In January 2023, UACC completed the 2023-1 securitization transaction, in which it sold approximately $238.7 million of rated asset-backed securities, for proceeds of $237.8 million, and retained the non-investment grade securities

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and residual interests. The trust is collateralized by finance receivables with an aggregate principal balance of $326.4 million. These finance receivables are serviced by UACC. The Company consolidated the 2023-1 VIE and accounted for this transaction as a secured borrowing.

UACC is the primary beneficiary of the 2021-1 and 2023-1 securitization trusts, as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. UACC also retained a portion of the economic interests in the 2021-1 and 2023-1 asset-backed securitization transactions, in the form of residual interests in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules"). The Risk Retention Rules require the Company to retain at least 5% of the beneficial interests issued by the securitization trusts. Refer to Note 12 – Long Term Debt for further details.

In July 2022, UACC sold a pool of finance receivables in the 2022-2 securitization transaction. UACC retained the servicing rights to these finance receivables and received beneficial interests in the form of asset-backed securities. UACC owns an insignificant portion of these securities and receives an at market servicing fee. Originally, the Company concluded that is not the primary beneficiary of the 2022-2 securitization trust because UACC retained interests in the VIE are insignificant. Therefore, the Company did not originally consolidate the 2022-2 trust. During the three months ended March 31, 2023, although not contractually required, UACC elected to waive its servicing fee on the 2022-2 securitization, due to higher-than-expected losses, which transferred more than an insignificant portion of the corresponding risk of loss from the VIE to the Company. By having the power to direct the significant activities of the VIE and absorbing the risk of loss, the Company is deemed to be the primary beneficiary and must consolidate the 2022-2 securitization transaction. This transaction is now accounted for as secured borrowings and the beneficial interest was eliminated.

The VIE model allows for a measurement alternative when a reporting entity elects the fair value option and consolidates a collateralized financing entity (“CFE”). This measurement alternative eliminates the accounting mismatch that may arise from measurement differences between the CFE’s financial assets and third-party financial liabilities in earnings and attributes those earnings to the controlling equity interest in the consolidated income statement. The 2021-1, 2022-2, and 2023-1 securitization trusts consolidated by UACC meet the definition of a CFE, therefore, the Company has elected to apply the measurement alternative when consolidating these VIEs. Refer to Note 16 – Financial Instruments and Fair Value Measurements for further detail.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with the Company's variable interests in consolidated VIEs, as classified in the condensed consolidated balance sheets (in thousands):

	As of March 31, 2023
	Securitization Vehicles	Warehouse Facilities[1]	Total
Current Assets:
Restricted cash	$38,901	$9,085	$47,986
Finance receivables at fair value	11,209	851	12,060
Finance receivables held for sale	—	163,679	163,679
Other assets	4,584	254	4,838
Total Current Assets	54,694	173,869	228,563
Finance receivables at fair value	480,934	27,325	508,259
Total Assets	$535,628	$201,194	$736,822
Current Liabilities:
Current portion of securitization debt	$261,746	$—	$261,746
Warehouse credit facilities	—	124,247	124,247
Total Current Liabilities	261,746	124,247	385,993
Securitization debt, net of current portion	199,198	—	199,198
Other liabilities	2,153	767	2,920
Total Liabilities	$463,097	$125,014	$588,111

	As of December 31, 2022
	Securitization Vehicles	Warehouse Facilities[1]	Total
Current Assets:
Restricted cash	$9,023	$15,654	$24,677
Finance receivables at fair value	5,336	6,156	11,492
Finance receivables held for sale	—	305,917	305,917
Other assets	797	1,561	2,358
Total Current Assets	15,156	329,288	344,444
Finance receivables at fair value	72,568	47,024	119,592
Total Assets	$87,724	$376,312	$464,036
Current Liabilities:
Current portion of securitization debt	$47,239	$—	$47,239
Warehouse credit facilities	—	229,518	229,518
Total Current Liabilities	47,239	229,518	276,757
Securitization debt, net of current portion	32,590	—	32,590
Other liabilities	90	1,316	1,406
Total Liabilities	$79,919	$230,834	$310,753

1 Refer to Note 11 – Warehouse Credit Facilities of Consolidated VIEs for further details of the warehouse facilities.

UACC establishes securitization trusts to purchase finance receivables. The securitization trusts issue asset-backed securities, which are collateralized by the finance receivables that UACC sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables if it determines it qualifies for sale accounting treatment and it is not the primary beneficiary of the VIE.

On February 16, 2022, UACC sold a pool of finance receivables in the 2022-1 securitization transaction. UACC retained the servicing rights to these finance receivables and received beneficial interests in the form of asset-backed securities. UACC owns an insignificant portion of these securities and receives an at market servicing fee. The 2022-1 securitization trust is a VIE that the Company does not consolidate. As the servicer, UACC retained the power to direct

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the activities that are most significant to the entities, however, the Company concluded that it is not the primary beneficiary of the 2022-1 securitization trust because UACC retained interests in the VIE are insignificant. The beneficial interest retained by UACC included rated notes and unrated residual certificates issued by the 2022-1 securitization trust. During the three months ended March 31, 2022, the Company sold $281.4 million of rated asset-backed securities and $32.3 million of residual certificates through securitization transactions. The total gain related to finance receivables sold pursuant to the 2022-1 securitization transactions was $29.6 million for the three months ended March 31, 2022.

As of March 31, 2023 and December 31, 2022, the assets UACC retains in the unconsolidated VIEs were approximately $8.0 million and $20.6 million, respectively, and are included in "Beneficial interests in securitizations" in the Company's condensed consolidated balance sheet. The beneficial interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to unconsolidated VIEs (in thousands):

	As of March 31, 2023			As of December 31, 2022
	Aggregate Principal Balance	Carrying Value	Total Exposure	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$7,530	$7,185	$7,185	$19,233	$18,664	$18,664
Certificates	—	791	791	—	1,928	1,928
Other assets	310	310	310	310	310	310
Total unconsolidated VIEs	$7,840	$8,286	$8,286	$19,543	$20,902	$20,902

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

The Company acquired two types of finance receivables that are accounted for under the fair value option: (i) those that were sold in one of the securitization transactions that UACC completed in 2019, 2020 or 2021, and (ii) those that were not eligible to be sold in future securitization transactions. The estimated fair value of the finance receivables that were previously sold were valued using the measurement alternative by reference to the fair value of the securitization debt. See Note 16 – Financial Instruments and Fair Value Measurements for more information regarding the measurement alternative and the fair value of these finance receivables. The fair value of the ineligible finance receivables was determined using a discounted cash flow method under the income approach. The significant assumptions used in the valuation were discount rate and recovery rate. Such fair value measurement of finance receivables accounted for under the fair value option is considered Level 3 of the fair value hierarchy.

The estimated fair value of the securitization debt of consolidated VIEs was determined using the discounted cash flow method under the income approach. The significant assumption used in the valuation was the yield. Such fair value measurement of securitization debt is considered Level 3 of the fair value hierarchy.

The estimated fair value of the warehouse credit facilities of consolidated VIEs approximated its carrying value due to the proximity of the Acquisition Date to the payoff date. These notes were acquired on February 1, 2022, as part of the UACC Acquisition and were paid off with the proceeds from the 2022-1 securitization transaction that UACC completed on February 16, 2022.

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

The fair values assigned to assets acquired and liabilities assumed are based on management’s estimates and assumptions. The allocation of the total consideration transferred to the assets acquired, including intangible assets and goodwill, as well as the liabilities assumed was final as of December 31, 2022.

The transaction costs associated with the UACC Acquisition were $5.7 million for the three months ended March 31, 2022, and are included within "Selling, general and administrative expenses" in the condensed consolidated statement of operations.

The aggregate revenue and net income of UACC consolidated into the Company’s financial statements from the date of the acquisition was $49.0 million and $19.2 million for the three months ended March 31, 2022, respectively.

Unaudited Pro Forma Information

The unaudited pro forma financial information in the table below summarizes the combined results of the Company and UACC, as though the companies had been combined on January 1, 2021. The pro forma adjustments include incremental amortization of intangible assets and a non-recurring tax adjustment of $24.1 million for the three months ended March 31, 2022. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the three months ended March 31, 2022 is as follows:

Three months ended March 31,
2022
Total revenue	$939,246
Net loss	$(322,650)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Inventory

Inventory consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Vehicles	$210,008	$317,994
Parts and accessories	2,974	2,654
Total inventory	$212,982	$320,648

As of March 31, 2023 and December 31, 2022, “Inventory” includes an adjustment of $16.9 million and $24.2 million, respectively, to record the balances at the lower of cost or net realizable value.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Equipment	$3,543	$3,357
Furniture and fixtures	1,900	1,896
Logistics fleet	32,537	32,468
Leasehold improvements	7,547	6,577
Internal-use software	34,371	30,725
Other	8,320	8,081
	88,218	83,104
Accumulated depreciation and amortization	(36,791)	(32,903)
Property and equipment, net	$51,427	$50,201

Depreciation and amortization expense was $3.9 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively. Depreciation and amortization expense included within “Cost of sales” in the condensed consolidated statements of operations was not material for the three months ended March 31, 2023 and 2022.

Implementation costs capitalized and accumulated amortization related to the Company’s cloud computing arrangements were $7.8 million and $5.1 million as of March 31, 2023, respectively, and $7.7 million and $4.6 million as of December 31, 2022, respectively, and were included within “Other assets” in the condensed consolidated balance sheets. Amortization expense of $0.4 million and $0.5 million was included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

8. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the carrying value of goodwill by reporting unit for the three months ended March 31, 2022 (in thousands):

	Ecommerce	Wholesale	TDA	Total
Balance as of December 31, 2021	$152,876	$1,720	$4,221	$158,817
Acquisition	42,886	—	—	42,886
Goodwill impairment charge	(195,762)	(1,720)	(4,221)	(201,703)
Balance as of March 31, 2022	$—	$—	$—	$—

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

There was no goodwill as of March 31, 2023.

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

Refer to Note 5 – Acquisitions for more information related to the acquisition that occurred in the three months ended March 31, 2022.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$108,700	$(25,302)	$83,398	$108,700	$(21,053)	$87,647
Customer relationships	69,400	(10,830)	58,570	69,400	(8,661)	60,739
Trademarks and trade names	12,200	(2,013)	10,187	12,200	(1,676)	10,524
Total intangible assets	$190,300	$(38,145)	$152,155	$190,300	$(31,390)	$158,910

Refer to Note 5 – Acquisitions for more information related to the acquisitions that occurred in the three months ended March 31, 2022.

Amortization expense for intangible assets was $6.8 million and $5.0 million for the three months ended March 31, 2023 and 2022, respectively.

The estimated amortization expense for intangible assets subsequent to March 31, 2023, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2023	$20,267
2024	27,022
2025	27,022
2026	21,979
2027	21,882
Thereafter	33,983
$152,155

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued marketing expenses	$4,303	$2,093
Vehicle related expenses	12,877	14,789
Sales taxes	5,693	5,983
Accrued compensation and benefits	14,912	28,276
Accrued professional services	2,725	3,488
Accrued legal settlements(1)	4,979	7,383
Interest payable	5,168	3,990
Other	7,835	10,793
Total accrued expenses	$58,492	$76,795

(1) Accrued legal settlements are primarily related to legal challenges stemming from operational challenges created by the Company's prior rapid growth, which resulted in additional costs incurred, including legal settlements.

The Company’s other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Vehicle payable	$3,849	$3,617
Reserve for estimated returns	3,565	3,919
Insurance payable	1,825	4,551
State income tax payable	4,543	4,041
Other	1,469	1,565
Total other current liabilities	$15,251	$17,693

10. Vehicle Floorplan Facility

In November 2022, the Company amended its floorplan facility with Ally Bank and Ally Financial (the “2022 Vehicle Floorplan Facility”). The 2022 Vehicle Floorplan Facility provides a committed credit line of up to $500.0 million which is scheduled to mature on March 31, 2024.

The amount of credit available to the Company on a monthly basis to the product of (1) the greater of five times the aggregate number of retail units sold during the most recent month for which information is available or the aggregate number of retail units sold during the five most recent months for which information is available and (2) the greater of the average outstanding floorplan balance of all vehicles on the floorplan as of the immediately preceding month-end or the average monthly outstanding floorplan balance of all vehicles on the floorplan as of month-end for the immediately preceding five months. As of March 31, 2023, the borrowing capacity of the 2022 Vehicle Floorplan Facility was $214.7 million, of which $67.3 million was unutilized. As of December 31, 2022, the borrowing capacity of the 2022 Vehicle Floorplan Facility was $343.9 million, of which $66.9 million was unutilized.

Additionally, the Company may elect to increase its monthly credit line availability by an additional $25.0 million during any four months in the period from November 1, 2022 through March 31, 2024, subject to the maximum $500.0 million credit limit. The 2022 Vehicle Floorplan Facility will allow for more flexibility in the Company's borrowing capacity. Consistent with the terms of the 2020 Vehicle Floorplan Facility, the Company and Vroom Automotive, LLC have provided Ally with a guaranty of payment of all amounts owed under the 2022 Vehicle Floorplan Facility as well as a security interest in all or substantially all tangible, intangible, and other personal property of Vroom, Inc., to secure obligations under the 2022 Vehicle Floorplan Facility.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

As of March 31, 2023 and December 31, 2022, outstanding borrowings on the vehicle floorplan facilities were $147.4 million and $277.0 million, respectively. Cash deposits required under the vehicle floorplan facilities of $22.1 million and $34.6 million are classified as "Restricted cash" within the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Interest expense incurred by the Company for the vehicle floorplan facilities was $5.4 million and $7.0 million for the three months ended March 31, 2023 and 2022, respectively, which are recorded within “Interest expense” in the condensed consolidated statements of operations. The weighted average interest rate on the vehicle floorplan borrowings was 9.50% and 9.25% as of March 31, 2023 and December 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants related to the vehicle floorplan facilities.

In connection with the vehicle floorplan facilities, the Company entered into credit balance agreements with Ally Bank and Ally Financial that permit the Company to deposit cash with the bank for the purpose of reducing the amount of interest payable for borrowings. Interest credits earned by the Company were $3.5 million and $3.9 million for the three months ended March 31, 2023 and 2022, respectively, which are recorded within “Interest income” in the condensed consolidated statements of operations.

11. Warehouse Credit Facilities of Consolidated VIEs

UACC has four senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) with banking institutions as of March 31, 2023. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of March 31, 2023 and December 31, 2022, the Company had excess borrowing capacity of $57.9 million and $105.8 million on UACC's Warehouse Credit Facilities, respectively. The terms of the Warehouse Credit Facilities include the following:

	Facility One	Facility Two	Facility Three	Facility Four
Execution date	May 30, 2012	November 19, 2013	July 11, 2019	November 18, 2022
Maturity date	July 20, 2024	September 27, 2024	May 24, 2024	December 12, 2024
Aggregate borrowings limit (in thousands)	$200,000	$200,000	$200,000	$250,000
As of March 31, 2023
Aggregate principal balance of finance receivables pledged as collateral (in thousands)	$98,314	$24,472	$69,069	$—
Outstanding balance (in thousands)	$61,400	$20,600	$44,200	$—
Restricted cash (in thousands)	$4,220	$1,540	$3,325	$—
As of December 31, 2022
Aggregate principal balance of finance receivables pledged as collateral (in thousands)	$143,919	$142,503	$126,636	$—
Outstanding balance (in thousands)	$110,602	$19,615	$101,435	$—
Restricted cash (in thousands)	$8,110	$2,007	$5,537	$—

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2023 and December 31, 2022, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 6.70% and 6.19%, respectively.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require the Company to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

12. Long Term Debt

Debt instruments, excluding the 2022 Vehicle Floorplan Facility, which is discussed in Note 10 — Vehicle Floorplan Facility, and warehouse credit facilities of consolidated VIEs, which are discussed in Note 11 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Current portion of securitization debt of consolidated VIEs	$261,746	$47,239
Convertible senior notes	345,147	359,254
Securitization debt of consolidated VIEs, net of current portion	199,198	32,590
Junior subordinated debentures	10,310	10,310
Long term debt, net of current portion	$554,655	$402,154
Total debt	$816,401	$449,393

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the three months ended March 31, 2023, the conditions allowing holders of the Notes to convert were not met.

During the three months ended March 31, 2023, the company repurchased $14.6 million in aggregate principal amount of the Notes, net of deferred issuance costs of $0.3 million, for $5.9 million in open-market transactions. The Company recognized a gain on extinguishment of debt of $8.7 million for the three months ended March 31, 2023.

The Company accounts for the Notes as a single liability-classified instrument measured at amortized cost. As of March 31, 2023, the unamortized debt discount and debt issuance costs was $5.8 million and the net carrying value was $345.1 million. As of December 31, 2022, the unamortized debt discount and debt issuance costs was $6.5 million and the net carrying value was $359.3 million.

The Notes were issued at par value and fees associated with the issuance of these Notes are amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense for the three months ended March 31, 2023 and 2022 were $1.1 million and $2.0 million, respectively. The effective interest rate of the Notes is 1.3%.

Securitization Debt of Consolidated VIEs

The securitization debt was issued under UACC's securitization program. The Company elected to account for the securitization debt under the fair value option using the measurement alternative. Fair value adjustments are recorded in "Other loss, net" in the condensed consolidated statements of operations. Refer to Note 16 – Financial Instruments and Fair Value Measurements. For the 2021-1, 2022-2, and 2023-1 securitization transactions, the Company consolidated the VIEs and accounted for these transactions as secured borrowings. Refer to Note 4 – Variable Interest Entities and Securitizations for further discussion.

Upon the issuance of the securitization debt for the 2021-1 and 2023-1 securitization transactions, UACC retained the residual interests. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it is responsible for the administration and collection of the amounts owed under the contracts. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $38.9 million and $9.0 million as of March 31, 2023 and December 31, 2022, respectively.

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

The securitization debt issued is included in “Current portion of securitization debt of consolidated VIEs at fair value” and "Long term debt, net of current portion" on the condensed consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of March 31, 2023
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2021-1-C	June 10, 2026	$29,640	0.84%	$4,345	$4,340
United Auto Credit 2021-1-D	June 10, 2026	29,380	1.14%	29,380	28,789
United Auto Credit 2021-1-E	June 10, 2026	20,800	2.58%	20,800	20,012
United Auto Credit 2021-1-F	September 10, 2027	13,910	4.30%	13,910	13,398
United Auto Credit 2022-2-A	April 10, 2025	119,140	4.39%	51,537	51,336
United Auto Credit 2022-2-B	December 10, 2025	30,324	5.41%	30,324	30,039
United Auto Credit 2022-2-C	May 10, 2027	26,534	5.81%	26,534	26,069
United Auto Credit 2022-2-D	January 10, 2028	32,889	6.84%	32,889	32,590
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	33,440	31,975
United Auto Credit 2023-1-A	July 10, 2025	118,598	5.57%	97,228	97,159
United Auto Credit 2023-1-B	July 10, 2028	51,157	5.91%	51,157	50,825
United Auto Credit 2023-1-C	July 10, 2028	33,326	6.28%	33,326	33,009
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	35,653	35,150
Total rated notes		$574,791		$460,523	$454,691
United Auto Credit 2022-2-R	n/a	n/a	n/a	n/a	6,253
Total rated notes and residual		$574,791		$460,523	$460,944

As of December 31, 2022
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2021-1-C	June 10, 2026	$29,640	0.84%	$18,466	$18,322
United Auto Credit 2021-1-D	June 10, 2026	29,380	1.14%	29,380	28,481
United Auto Credit 2021-1-E	June 10, 2026	20,800	2.58%	20,800	19,685
United Auto Credit 2021-1-F	September 10, 2027	13,910	4.30%	13,910	13,341
		$93,730		$82,556	$79,829

The final scheduled payment date represents final legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $177.1 million in 2023, $159.6 million in 2024, $87.0 million in 2025, $31.7 million in 2026 and $5.1 million in 2027.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The aggregate principal balance and the fair value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of March 31,		As of December 31,
	2023		2022
	Aggregate Principal Balance	Fair Value	Aggregate Principal Balance	Fair Value
United Auto Credit 2021-1	$69,833	$63,371	$84,477	$77,904
United Auto Credit 2022-2	195,376	170,618	—	—
United Auto Credit 2023-1	296,851	258,154	—	—
Total finance receivables of CFEs	$562,060	$492,143	$84,477	$77,904

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

14. Preferred Stock and Stockholders’ Equity

Preferred Stock

On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of March 31, 2023, there was no preferred stock issued or outstanding.

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

15. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 3,019,108 shares of the Company’s common stock, (ii) up to 4% of an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. As of March 31, 2023, the Company has registered an additional 11,011,780 shares of the Company's common stock to be issued pursuant to the 2020 Plan. As of March 31, 2023, there were 824,666 shares available for future issuance under the 2020 Plan.

On May 20, 2022, the Company adopted the 2022 Inducement Award Plan (the “Inducement Award Plan”). Awards under the Inducement Award Plan may only be granted to a newly hired employee who has not previously been an employee or a member of the Board or an employee who is being rehired following a bona fide period of non-employment by the Company, in each case as a material inducement to the employee’s entering into employment. An aggregate of 3,000,000 shares of the Company’s common stock are reserved for issuance under the Inducement Award Plan. As of March 31, 2023, there were 2,483,746 shares available for future issuance under the Inducement Award Plan.

Stock Options

The Company recognized $0.2 million and $0.4 million of stock-based compensation expense related to stock options for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had $1.3 million and $1.6 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.8 years and 1.9 years, respectively.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RSUs

The Company recognized $1.8 million and $3.2 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, the Company had $21.1 million and $18.2 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.1 and 1.9 years, respectively.

On May 9, 2022 and May 20, 2022, 1,200,000 RSUs having a grant date fair value of $1.08 per share were granted to the CEO and an aggregate of 3,190,000 RSUs having a grant date fair value of $1.45 per share were granted to certain members of the management team. On July 25, 2022, 140,000 RSUs having a grant date fair value of $1.64 per share were granted to a member of the management team. The RSUs were issued under the 2020 Plan and will vest on the third anniversary of the grant date, subject to continued employment through that date. The vesting of RSUs will accelerate in one-third increments if the Company's common stock achieves a closing price at or above $7.50 per share for twenty consecutive trading days during the three-year vesting period; a closing price at or above $15.00 per share for twenty consecutive trading days in the second or third years of the vesting period; and a closing price at or above $21.00 per share for twenty consecutive trading days during the third year of the vesting period. As of March 31, 2023, the accelerated vesting conditions were not met.

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

Items Measured at Fair Value on a Recurring Basis

The Company holds certain financial assets that are required to be measured at fair value on a recurring basis. Additionally, the Company elected the fair value option for the financial assets and liabilities of UACC’s consolidated CFEs, beneficial interests in the 2022-1 securitization transaction, certain of UACC’s finance receivables that are ineligible to be sold as of the acquisition date, and certain other finance receivables. Under the fair value option allowable under ASC 825, “Financial Instruments” (“ASC 825”), the Company may elect to measure at fair value financial assets and liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$182,853	$—	$—	$182,853
CFE assets:
Finance receivables	—	—	492,143	492,143
Finance receivables at fair value	—	—	44,127	44,127
Beneficial interests in securitizations	—	7,976	—	7,976
Total financial assets	$182,853	$7,976	$536,270	$727,099
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	460,944	—	460,944
Total financial liabilities	$—	$460,944	$—	$460,944

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$182,687	$—	$—	$182,687
CFE assets:
Finance receivables	—	—	77,904	77,904
Finance receivables at fair value	—	—	75,270	75,270
Beneficial interests in securitizations	—	20,592	—	20,592
Total financial assets	$182,687	$20,592	$153,174	$356,453
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	79,829	—	79,829
Total financial liabilities	$—	$79,829	$—	$79,829

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

Financial assets and liabilities of CFEs: The Company elected the fair value option for the assets and liabilities of its consolidated VIEs related to securitization transactions that were deemed to be CFEs.

In accordance with ASC 825, the Company has elected the fair value option, for the eligible financial assets and liabilities of the 2021-1, 2022-2, and 2023-1 consolidated CFEs in order to mitigate potential accounting mismatches between the carrying value of the financial assets and liabilities. To eliminate potential measurement differences, the Company elected the measurement alternative included in ASU 2014-13, allowing the Company to measure both the financial assets and liabilities of a qualifying CFE using the fair value of either the CFE’s financial assets or liabilities, whichever is more observable. Under the measurement alternative prescribed by ASU 2014-13, the Company recognizes

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

changes in the CFE’s net assets, including changes in fair value adjustments and net interest earned, in its condensed consolidated statements of operations.

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

Finance receivables at fair value: Finance receivables at fair value represent finance receivables for which the Company elected the fair value option in accordance with ASC 825. These receivables primarily relate to finance receivables that the Company does not intend to sell in the immediate future due to various factors such as: delinquencies, bankruptcy, etc. The Company estimates the fair value of these receivables using a discounted cash flow model and incorporates key inputs that include performance rate, default rate, recovery rate, and weighted average coupon rates, as well as certain macroeconomics events the Company believes market participants would consider relevant.

Beneficial interests in securitization: Beneficial interests in securitization relate to the 2022-1 securitization completed in February 2022 and include rated notes as well as certificates. The beneficial interests in the 2022-2 securitization completed in July 2022 was eliminated upon consolidation of the VIE during the three months ended March 31, 2023. Refer to Note 4 – Variable Interest Entities and Securitizations. The Company elected the fair value option on its beneficial interests in securitization.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value
Fair value as of January 1, 2023	$77,904	$75,270
Reclassification of finance receivables held for sale to finance receivables at fair value, net	248,081	—
Transfer within Level 3 categories	26,128	(26,128)
Consolidation of VIEs	180,706	—
Losses included in other income	(12,624)	(10)
Issuances, net of discount	—	3,392
Paydowns	(32,787)	(9,062)
Other	4,735	665
Fair value as of March 31, 2023	$492,143	$44,127

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2022	$—	$—	$—
Acquired in business combination	262,644	34,283	275,394
Transfer out of Level 3	—	—	(275,394)
Transfer within Level 3 categories	(10,019)	10,019	—
Losses included in other income	(15,807)	(1,730)	—
Sales	(24,312)	—	—
Paydowns	(26,070)	(7,500)	—
Other	3,033	882	—
Fair value as of March 31, 2022	$189,469	$35,954	$—

During the three months ended March 31, 2023, $180.7 million of finance receivables related to the 2022-2 securitization transaction were consolidated and classified as Level 3 and $248.1 million of finance receivables held for sale related to the 2023-1 securitization transaction were reclassified to Level 3 finance receivables of consolidated CFEs.

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis, except for assets and liabilities acquired during the prior period as described below.

During the three months ended March 31, 2023, transfers out of Level 3 liabilities related to securitization debt of consolidated CFEs. The transfer out of Level 3 was the result of achieving consensus pricing from third-party broker dealers who utilize market observable inputs to price the liabilities. Upon acquisition, the Company utilized unobservable pricing information and an internal discounted cash flows model to value the CFEs liabilities. The Company obtained consensus broker dealers quotes as of March 31, 2023. For the CFEs liabilities acquired during the period, the transfer was presumed to occur immediately after the Acquisition Date.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Other loss, net" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Financial Assets
Finance receivables of CFEs	$9,896	$14,371
Finance receivables at fair value	(1,412)	(613)
Beneficial interests in securitizations	661	156
Financial Liabilities
Debt of securitized VIEs	(1,222)	(2,364)
Total net loss included in other income	$7,923	$11,550

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of March 31, 2023	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$562,060	$51,659
Aggregate fair value of finance receivables that are reported at fair value	$492,143	$44,127
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$13,114	$697
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$12,398	$513

As of December 31, 2022	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$84,477	$89,068
Aggregate fair value of finance receivables that are reported at fair value	$77,904	$75,270
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$1,097	$1,499
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$985	$1,311

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of March 31, 2023	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$460,523
Aggregate fair value of rated notes of securitized VIEs	$454,691
Aggregate fair value of residual of securitized VIEs	$6,253

As of December 31, 2022	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$82,556
Aggregate fair value of rated notes of securitized VIEs	$79,829

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

	March 31,	December 31,
	2023	2022
Carrying value	$177,194	$299,235
Fair value	$178,363	$299,925

Convertible Senior Notes: The fair value of the Notes, which are not carried at fair value on the accompanying condensed consolidated balance sheets, was determined utilizing actual bids and offer prices of the Notes in markets that are not active and are classified within Level 2 of the fair value hierarchy.

	March 31,	December 31,
	2023	2022
Carrying value	$345,147	$359,254
Fair value	$133,366	$128,026

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the accompanying condensed consolidated balance sheets, approximated their carrying value as of March 31, 2023 and December 31, 2022 and are classified within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments on a Nonrecurring Basis

Assets and liabilities acquired as part of a business combination and goodwill attributable to each of the Company's reporting units are recorded at fair value on a nonrecurring basis. Refer to Note 5 – Acquisitions and Note 8 – Goodwill and Intangible Assets for additional information.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

From time to time the Company may mark certain receivables classified as held for sale to fair value and classified as financial instruments recorded at fair value on a non-recurring basis. As of March 31, 2023 and December 31, 2022, there were $9.6 million and $22.4 million of finance receivables that were marked to fair value on a non-recurring basis, respectively. These are finance receivables that became delinquent and no longer meet the expected sales criteria. The Company uses a discounted cash flow model to estimate the present value of future recoveries for finance receivables. Such fair value measurement of finance receivables held for sale, net is considered Level 3 of the fair value hierarchy.

17. Restructuring Activities

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

On January 18, 2023, the Company executed a reduction in force as part of the continued focus on reducing variable and fixed costs. The Company reduced Vroom’s headcount by approximately 275 employees based on the assessment of the Company's business needs, key initiatives, and long-term success and profitable growth. For the three months ended March 31, 2023, the Company incurred expenses of approximately $4.1 million, primarily consisting of severance.

The following table summarizes the components of the restructuring and related charges:

	Three months ended March 31,
	2023	Total Charges Incurred to Date
Charges by activity:
Severance and termination benefits (1)	$4,104	$11,462
Impairment of operating lease right-of-use assets (2)	—	$6,491
Other costs (3)	—	$1,176
Total restructuring and related charges	$4,104	$19,129

(1) Severance and termination costs consist of severance costs provided to employees who have been terminated as well outplacement costs and COBRA benefits.

(2) Impairment of operating lease right-of-use assets consist of costs associated with planned facility closures of $8.6 million, net of applicable sublease income of $2.1 million, related to the total restructuring charges incurred to date, that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

(3) Other costs incurred to date consist of legal expenses of $0.6 million incurred in connection with the Realignment Plan and acceleration of depreciation of property and equipment of $0.6 million related to the planned facility closures.

Severance and termination benefits and other costs are included in "Selling, general, and administrative expenses" in the condensed consolidated statements of operations for the three months ended March 31, 2023.

The following table is a reconciliation of the beginning and ending restructuring liability for three months ended March 31, 2023:

Balance as of December 31, 2022	$810
Accrual and accrual adjustments	4,104
Cash payments	(3,576)
Balance as of March 31, 2023	$1,338

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The restructuring liability for severance and termination benefits is reflected in "Accrued Expenses" in the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022. On April 26, 2023, the Company executed another reduction in force. Refer to Note 21 – Subsequent Events for further discussion.

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

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of March 31, 2023 and December 31, 2022, long-lived assets were predominantly located in the United States.

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

Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended March 31, 2023
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$135,633	$13,895	$31,988	$14,951	$196,467
Gross profit	$10,035	$62	$25,774	$2,934	$38,805

	Three Months Ended March 31, 2022
	Ecommerce	Wholesale	Retail Financing	All Other(1)	Total
Revenues from external customers	$675,364	$139,984	$47,687	$60,740	$923,775
Gross profit	$34,320	$(2,753)	$44,963	$5,110	$81,640

(1)
The Company reclassified TDA revenue and TDA gross profit from the TDA reportable segment to the “All Other” category to conform to current year presentation.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The reconciliation between reportable segment gross profit to consolidated loss before provision (benefit) for income taxes is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Reconciliation to consolidated total revenue
Total reportable segment revenue	$181,516	$863,035
All Other revenues	14,951	60,740
Consolidated total revenue	$196,467	$923,775
Reconciliation to consolidated loss before (benefit) provision for income taxes
Total reportable segment gross profit	$35,871	$76,530
All Other gross profit	2,934	5,110
Selling, general and administrative expenses	96,537	187,994
Depreciation and amortization	10,531	7,856
Impairment charges	—	201,703
Gain on debt extinguishment	(8,709)	—
Interest expense	9,919	9,380
Interest Income	(5,942)	(3,952)
Other loss, net	11,240	12,358
Consolidated loss before provision (benefit) for income taxes	$(74,771)	$(333,699)

19. Income Taxes

The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statements and the income tax basis of assets and liabilities. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that certain deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those specific jurisdictions prior to the dates on which such net operating losses expire. The Company maintained a full valuation allowance against its net deferred tax assets because the Company has determined that it is more likely than not that these assets will not be fully realized based on a current evaluation of expected future taxable income and the Company being in a cumulative 3-year loss position.

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was (0.37)% and 6.96%, respectively. The effective tax rate for the three months ended March 31, 2022 was primarily driven by a deferred tax benefit recorded for the decrease of Valuation Allowance resulting from the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation) that occurred during the period, of $23.9 million.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company has not identified any uncertain tax positions as of March 31, 2023 or December 31, 2022. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company is evaluating the provisions included under the IRA and does not expect the provisions to have a material impact to the Company's condensed consolidated financial statements.

20. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2023	2022
Net loss	$(75,044)	$(310,459)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	138,530,884	137,259,629
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(2.26)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of March 31,
	2023	2022
Convertible senior notes	6,266,077	11,158,722
Stock options	2,788,624	3,814,755
Restricted stock units	15,320,430	2,398,593
Total	24,375,131	17,372,070

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

21. Subsequent Events

Nasdaq Notice

On April 14, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the bid price for the Company’s common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the "Minimum Bid Price Requirement"). The Notice has no immediate effect on the listing of the Company's common stock, which continues to trade on the Nasdaq Global Select Market under the symbol “VRM”.

The Company has a period of 180 calendar days, or until October 11, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day period prior to October 11, 2023.

If the Company does not regain compliance by October 11, 2023, the Company may be eligible for an additional 180-calendar day compliance period by transferring the listing of its common stock to the Nasdaq Capital Market. If the Company fails to regain compliance during the compliance period (including a second compliance period provided by a transfer to the Nasdaq Capital Market, if applicable), then Nasdaq will notify the Company of its determination to delist the Company's common stock, at which point the Company may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel.

The Company intends to actively monitor the closing bid price of its common stock and will consider all available options to regain compliance with the Minimum Bid Price Requirement, which may include transferring the listing to the Nasdaq Capital Market and/or seeking stockholder approval to effect a reverse stock split. However, there can be no assurance that the Company will regain compliance with the Minimum Bid Price Requirement.

Sale of 2023-1 Non-Investment Grade Securities

On April 19, 2023, UACC sold the non-investment grade securities related to the 2023-1 securitization transaction for $23.1 million. UACC still retains the residual interests related to the 2023-1 securitization transaction.

April 2023 Reduction in Force

On April 26, 2023, as part of the Company’s ongoing reexamination of all facets of the business, the Company implemented an organizational restructuring that included a reduction in force. The Company reduced Vroom’s headcount by approximately 120 employees and expects to incur total expenses of approximately $2.0 million in the second quarter of 2023, primarily consisting of severance costs, as a result of this reduction in force.

UACC Risk Retention Financing Facility

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance asset-backed securities issued in its securitization transactions and held by UACC pursuant to applicable risk retention rules. Under this facility, UACC sells such retained interests and agrees to repurchase them at fair value on a future date. In its initial transaction under this facility, UACC pledged $24.5 million of its retained beneficial interests as collateral, and received proceeds of $24.1 million, with expected repurchase dates ranging from March 2025 to September 2029. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lenders, which will reduce the beneficial interests in securitizations and the related debt balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and in the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), as updated by the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Recent Events

January 2023 Reduction in Force

On January 18, 2023, we executed a reduction in force as part of our continued focus on reducing variable and fixed costs as we pursue our long-term roadmap. We reduced Vroom’s headcount by approximately 275 employees based on our assessment of business needs, the efficiencies obtained by our key initiatives, and our pursuit of long-term success and profitable growth. In 2022, we significantly improved our operations, specifically in our titling, registration and transaction processes, allowing us to now run these processes more cost effectively. We incurred expenses of approximately $4.1 million for the three months ended March 31, 2023, primarily consisting of severance, as a result of this reduction in force. We expect to achieve approximately $27.0 million of annualized cost reductions as a result of the reduction in force in January.

April 2023 Reduction in Force

On April 26, 2023, as part of our ongoing reexamination of all facets of the business, we implemented an organizational restructuring that included a reduction in force. We reduced Vroom’s headcount by approximately 120 employees, or approximately 11% of Vroom employees, excluding UACC, or approximately 7% measured across the combined Company. We expect to incur total expenses of approximately $2.0 million in the second quarter of 2023, primarily consisting of severance costs, and expect to achieve approximately $15.0 million of annualized cost savings as a result of the reduction in force in April. Combined with prior reductions, this reflects an approximately 55% reduction of our employees and contractors (excluding UACC) since January 2022.

The foregoing estimates regarding our anticipated annualized cost savings as a result of the reductions in force in January and April are in each case based upon current assumptions and expectations but are subject to known and unknown risks and uncertainties. Accordingly, we may not be able to fully realize the cost savings and benefits initially anticipated.

Nasdaq Notice

On April 14, 2023, we received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the "Minimum Bid Price Requirement"). The Notice has no immediate effect on the listing of our common stock, which continues to trade on the Nasdaq Global Select Market under the symbol “VRM”.

We have a period of 180 calendar days, or until October 11, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day period prior to October 11, 2023.

If we do not regain compliance by October 11, 2023, we may be eligible for an additional 180-calendar day compliance period by transferring the listing of our common stock to the Nasdaq Capital Market. If we fail to regain compliance during the compliance period (including a second compliance period provided by a transfer to the Nasdaq Capital Market, if applicable), then Nasdaq will notify us of its determination to delist our common stock, at which point we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel.

We intend to actively monitor the closing bid price of our common stock and will consider all available options to regain compliance with the Minimum Bid Price Requirement, which may include transferring the listing to the Nasdaq Capital Market and/or seeking stockholder approval to effect a reverse stock split. However, there can be no assurance that we will regain compliance with the Minimum Bid Price Requirement.

Convertible Note Repurchases

In March 2023, we repurchased $14.6 million in aggregate principal amount of our outstanding 0.75% unsecured Convertible Senior Notes due 2026 (the "Notes"), net of deferred issuance costs of $0.3 million, in open market transactions for $5.9 million. Subject to market conditions and availability, we may continue to opportunistically repurchase Notes from time to time to reduce our outstanding indebtedness at a discount.

Our Model

We generate revenue through the sale of used vehicles, vehicle financing and value-added products. We sell vehicles directly to consumers primarily through our Ecommerce segment as a licensed dealer.

As a result of the UACC Acquisition on February 1, 2022, we are developing a captive financing operation for Vroom customers, which will enable us to provide our customers with expanded financing solutions across the credit spectrum and an enhanced customer experience, while generating improved unit economics. We also expect to continue to generate ecommerce product revenue through interest income on UACC's finance receivables generated by loans provided to Vroom customers and UACC’s sale of such finance receivables in securitization transactions or forward flow arrangements. Additionally, we expect UACC to continue to purchase and service finance receivables originated by its network of third-party dealership customers and generate finance revenue, including interest income earned on finance receivables before the loans are sold, interest income on finance receivables held in consolidated VIEs, and, when applicable, gains on sale of securitized finance receivables. Over time, we intend to grow the third-party dealership network and business.

We also sell vehicles through wholesale channels, which provide a revenue source for vehicles that do not meet our Vroom retail sales criteria.

For the three months ended March 31, 2023, our Ecommerce, Wholesale, and Retail Financing segments represented 69.0%, 7.1%, and 16.3% of our total revenue, respectively.

Our retail gross profit consists of two components: Vehicle Gross Profit and Product Gross Profit. Vehicle Gross Profit is calculated as the aggregate retail sales price for all vehicles sold to customers along with delivery fee revenue and document fees received from customers, less the aggregate cost to acquire such vehicles, the aggregate cost of inbound transportation for such vehicles to our vehicle reconditioning centers, which we refer to as VRCs, and the aggregate cost of reconditioning such vehicles for sale. Product Gross Profit consists of fees earned on vehicle financing originated by our third-party financing sources and any third-party value-added products sold as part of a vehicle sale. Because we are paid fees on the third-party financing and other value-added products we sell, our gross profit on such products is equal to the revenue we generate. Starting in 2022, Product Gross Profit also includes (i) interest income earned on finance receivables from Vroom customers that we originate through UACC before the loans are sold, (ii) interest income on finance receivables held in consolidated variable interest entities ("VIEs") less the interest expense incurred on securitization debt, and when applicable (iii) gain on sales of securitized finance receivables. See “—Key Operating and Financial Metrics.”

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

Our Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (69.0% of total revenue for the three months ended March 31, 2023): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform, revenue earned on vehicle financing originated by UACC or our third-party financing sources and sales of value-added products associated with those vehicles sales.

•
Wholesale (7.1% of total revenue for the three months ended March 31, 2023): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
Retail Financing (16.3% of total revenue for the three months ended March 31, 2023): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

As part of the Business Realignment Plan (the "Realignment Plan"), we streamlined TDA's operations and closed our service center. We also reevaluated our reporting segments based on relative revenue and gross profit and significance in our long term strategy. As a result of the quantitative analysis, we determined TDA should not be reported as a separate segment as it was presented prior to the second quarter of 2022.

Gross profit is defined as revenue less cost of sales for each segment. Reflected below is a summary of segment revenue and segment gross profit for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022(1)
	(in thousands)
Revenue:
Ecommerce	$135,633	$675,364
Wholesale	13,895	139,984
Retail Financing	31,988	47,687
All Other	14,951	60,740
Total revenue	$196,467	$923,775
Gross profit (loss):
Ecommerce	$10,035	$34,320
Wholesale	62	(2,753)
Retail Financing	25,774	44,963
All Other	2,934	5,110
Total gross profit	$38,805	$81,640

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

	Three Months Ended March 31,
	2023	2022
Ecommerce units sold	3,933	19,473
Vehicle gross (loss) profit per ecommerce unit	$(151)	$595
Product gross profit per ecommerce unit	2,703	1,168
Total gross profit per ecommerce unit	$2,552	$1,763
Average monthly unique visitors	2,303,794	2,587,431
Ecommerce average days to sale	279	91
Inventory turnover	2.24	4.57
Inventory days to supply	161	79

Ecommerce Units Sold

Ecommerce units sold is defined as the number of vehicles sold and shipped to customers through our ecommerce platform, net of returns under our Vroom 7-Day Return Program. Ecommerce units sold excludes on-site sales of vehicles at TDA and through the Wholesale segment. Each vehicle sale through our ecommerce platform also creates the opportunity to leverage such sale to provide vehicle financing, sell value-added products and acquire trade-in vehicles from our customers, which we can either recondition and add to our inventory or sell through wholesale channels.

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

Product Gross Profit per Ecommerce Unit

Product Gross Profit per ecommerce unit, which we refer to as Product GPPU, for a given period is defined as the aggregate fees earned on sales of value-added products in that period, net of the reserves for chargebacks on such products in that period, divided by the number of ecommerce units sold in that period. Because we are paid fees on the vehicle financing and value-added products we sell, our gross profit is equal to the revenue we generate from the sale of such products. Starting in 2022, Product Gross Profit also includes (i) interest income earned on finance receivables from Vroom customers to finance vehicle sales that we originate through UACC before the loans are sold, (ii) interest income on finance receivables held in consolidated VIEs less the interest expense incurred on securitization debt, and when applicable (iii) gain on sales of securitized finance receivables, divided by the number of ecommerce units sold in that period.

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

Ecommerce Average Days to Sale

We define ecommerce average days to sale as the average number of days between our acquisition of vehicles and the final delivery of such vehicles to customers through our ecommerce platform. We calculate average days to sale for a given period by dividing the aggregate number of days between the acquisition of all vehicles sold through our ecommerce platform during such period and final delivery of such vehicles to customers by the number of ecommerce units sold in that period. Ecommerce average days to sale excludes vehicles sold on-site at TDA and through the Wholesale segment. Ecommerce average days to sale is an important metric because a reduction in the number of days between the acquisition of a vehicle and the delivery of such vehicle typically results in a higher gross profit per unit.

Inventory turnover

Inventory turnover is a measure of how well we are optimizing our inventory. We calculate inventory turnover for a given period as total retail and wholesale cost of sales for the respective period annualized and divided by average inventory (computed using the current and immediately preceding quarter-end balances). Our inventory turnover ratio is an important metric as a higher turnover ratio reflects a more efficient use of our capital and typically results in a higher gross profit per unit.

Inventory days to supply

We define inventory days to supply as the number of days between acquisition of vehicles and sale of such vehicles to customers. We calculate inventory days to supply for a given period by dividing average inventory by total retail and wholesale cost of sales per day for the respective period. Inventory days to supply is an important metric because a reduction in the inventory days to supply typically results in a higher gross profit per unit.

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

We calculate Adjusted EBITDA as EBITDA adjusted to exclude severance costs, gain on debt extinguishment, goodwill impairment charge, and acquisition related costs. Changes in fair value of financial instruments can fluctuate significantly from period to period and previously related primarily to historical loans and debt which have been securitized, and acquired on February 1, 2022 from UACC. Our ongoing business model is to originate or purchase finance receivables with the intent to sell which we recognize at the lower of cost or fair value. As a result of current market conditions, the financial instruments related to the 2022-2 and 2023-1 securitization transactions are recognized on balance-sheet and accounted for under the fair value option. See Note 16 — Financial Instruments and Fair Value Measurements to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As a result, the majority of our finance receivables are now carried at fair value and a significant portion of the risk of loss associated with these finance receivables have been retained by UACC. We therefore have determined we will no longer make any adjustments for such fluctuations in fair value to our Adjusted EBITDA results. We have recast the prior periods presented to conform to current period presentation. We may account for future securitizations as on balance sheet transactions depending on the market conditions.

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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA excluding securitization gain to net loss, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss	$(75,044)	$(310,459)
Adjusted to exclude the following:
Interest expense	9,919	9,380
Interest income	(5,942)	(3,952)
Provision (benefit) for income taxes	273	(23,240)
Depreciation and amortization	10,637	7,895
EBITDA	$(60,157)	$(320,376)
Severance costs	$4,104	$—
Gain on debt extinguishment	(8,709)	—
Goodwill impairment charge	—	201,703
Acquisition related costs	—	5,653
Adjusted EBITDA	$(64,762)	$(113,020)
Securitization gain	—	(29,617)
Adjusted EBITDA excluding securitization gain	$(64,762)	$(142,637)

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

Data science and testing drive decision making across all of our conversion and sourcing efforts. By analyzing the data generated by the millions of visitors and tens of thousands of transactions on our platform, and continually testing strategies to maximize conversion rates, we form a better understanding of consumer preferences and try to create a more tailored ecommerce experience for consumers looking to purchase vehicles. Similarly, for consumers looking to sell vehicles to us, we use a vast set of data and data science, to provide an automated pricing platform that delivers real time, market-driven appraisals, and continually test and optimize in order to further refine our approach to enhance the customer experience and drive increased vehicle purchases.

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

As part of our long-term roadmap and in response to a significant staff reduction by our primary third-party telephone sales support provider, we have been building our in-house sales team, have ceased using such third-party telephone sales provider and have meaningfully increased the level of sales supported internally, which we believe will improve our customer experience, and lower our selling costs. However, these reductions negatively impacted our sales volume in the first quarter of 2023 as we transitioned away from the third-party provider. Nevertheless, we do not expect this transition to have a long-term impact on our sales volume, or financial condition and results of operations as we reduce costs by expanding our internal sales force and leveraging our existing relationships with other sales partners, consistent with our long-term strategy to optimize our cost structure. The ability to successfully grow an effective internal sales team will be critical to our ability to achieve profitable growth.

In order to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, including delays in titling and registering vehicles purchased by our customers, we have undertaken various initiatives. These initiatives include increased digitization and electronic transmission of transaction documents and implementation of our digital title vault to ensure that titles are quality checked and vaulted in Vroom's name prior to listing of vehicles on our website. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they have resulted in delays in listing vehicles for sale, which increased the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. As we improve the customer experience and drive efficiency in transaction processing, we expect that we will attract more visitors, improve conversion, drive greater sales and continue to source vehicles from consumers. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ experience, our business, financial condition and results of operations could be materially and adversely affected. See “Risks Related to Our Growth and Strategy—Our prior rapid growth is not indicative of our short-term strategy under our long-term roadmap and, if and when we return to rapid growth, we may not be able to manage our growth effectively" in our Annual Report.

Ability to optimize the mix of inventory to drive increased gross profit and improvements to our unit economics

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

We strategically source inventory from consumers, auctions, rental car companies, OEMs and dealers. For the three months ended March 31, 2023, vehicles sourced from consumers represent the substantial majority of our retail inventory sold. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels and strive to source vehicles in a way that generates the highest sales margins and shortest inventory turns in order to maximize our average gross profit per unit and improve our unit economics. For example, purchasing vehicles at third-party auctions is competitive and, consequently, vehicle prices at third-party auctions tend to be higher than vehicle prices for vehicles sourced directly from consumers. Accordingly, as part of our sourcing strategy, we have strategically increased the percentage of vehicle sales that we source from consumers.

As we continue to make progress on our initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, a higher portion of our unit sales in the first quarter of 2023 was from aged inventory as we obtained titles for vehicles not previously listed for sale, which negatively impacted our sales margin (sales price less purchase price of vehicles sold) and GPPU. We expect to sell through the majority of our aged inventory in the first half of 2023 and we expect this to continue to negatively impact our sales margin and GPPU.

In the latter half of 2022, we began inspecting consumer sourced vehicles and making real time adjustments to acquisition pricing as a result of our scaling proprietary logistics operation, which we expect will provide improvements to our overall gross profit per unit over time.

Ability to optimize our reconditioning operations

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

We employ a hybrid approach that combines the use of our proprietary vehicle reconditioning center ("VRC") and VRCs primarily operated by a single third-party provider to best meet our reconditioning needs. We intend to optimize reconditioning capacity and operational efficiency through distributed third-party VRC locations and additional proprietary VRCs. Our use of third-party VRCs to recondition vehicles allows us to avoid additional capital expenditures, quickly adjust capacity, maintain greater operational flexibility and broaden our geographic footprint to drive lower logistics costs. Proprietary VRCs will enable us to have increased control over our reconditioning operations, ensure adequate capacity, optimize our end-to-end supply chain and support our regional operating model. During 2022, we took action to right-size the staffing of our proprietary reconditioning operations as well as optimize the number of third-party reconditioning partner locations to align with our reduced unit sales volume, resulting in a reduction in headcount. We also relocated our reconditioning facility from Stafford, Texas to the former service center at the TDA store location which we believe better aligns our proprietary reconditioning operations in the Houston market with our reduced unit sales volume, reduces our lease and operating expenses and provides an improved work environment for our employees. Going forward, we will integrate regional management of our distributed reconditioning and logistics operations as part of our ongoing efforts to optimize our operations and enhance our customer experience.

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

Ability to optimize our logistics network

As we scaled our business, we not only added proprietary line-haul capability, but also built our third-party logistics network nationwide through the development of strategic carrier arrangements with national haulers and the consolidation of our carrier base into a smaller number of carriers in dedicated operating regions. We expect that these enhanced logistics operations, combined with the expansion of strategically located VRCs, will drive efficiency in our logistics operations. We have been accelerating our strategy to optimize our hybrid approach by focusing on improving the quality and reliability of our logistics operations. We previously prioritized investment in our last mile hub delivery operations, where we had the greatest impact on the customer experience, including by investing in short-haul vehicles to make regional deliveries from our last mile hubs, and line-haul vehicles for hub-to-hub shipments on high-volume routes. We have started to focus on leveraging our proprietary logistics network for inbound transportation related to acquisitions, including driveway inspections for consumer sourced vehicles. We are also continuing to invest in our processes and technology to remove inefficiencies and increase automation. We took action to optimize our proprietary logistics operations in order to align with reduced unit sales volume, which resulted in a reduction in headcount, as well as the restructuring of our network of logistics operations. Consistent with our long-term roadmap and the continued development of our regional operating model, we intend to continue to strategically combine the operation of our proprietary fleet with the use of third-party carriers, as well as synchronize our end-to-end supply chain to increase sales velocity and optimize flow of our inventory. We plan to reduce the number of miles our vehicles travel and lower our inbound and outbound transportation costs using our regional operating model. We believe these initiatives will enable us to reduce logistics costs per mile, improve our inventory turnover and provide the highest level of customer service. We expect that optimizing our logistics network through this hybrid approach will result in improved unit economics, increased profitability and an enhanced customer experience.

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

Ability to develop and manage our financing capabilities

Revenue earned on vehicle financing, both through our continued partnerships with third-party lenders and the development of our captive financing capabilities, present an opportunity to grow our business and drive profitability. Strategic partnerships with lenders such as Chase and Ally Financial provide enhanced revenue streams for us, as well as offering convenience, assurance and efficiency for our customers and have contributed to improvements in Product GPPU. In addition, the acquisition of UACC in February 2022 has enabled us to expand our offerings across the credit spectrum and accelerate the development of our captive financing operation, which is one of the key strategic initiatives under our long-term roadmap. We expect to develop UACC into a full captive financing arm with disciplined lending expertise, which would enable us to increase our ecommerce unit sales, expand our penetration into sales to customers across the credit spectrum and improve our unit economics.

While credit losses are inherent in the automotive finance receivables business, several variables have affected UACC’s recent loss and delinquency rates, including rising interest rates, the current inflationary environment and vehicle depreciation. UACC is currently experiencing higher loss severity and higher losses on its finance receivables, which has negatively impacted the fair value of our finance receivables and the losses recognized during the first quarter of 2023. Higher than anticipated credit losses may continue to negatively impact our business throughout the remainder of 2023, especially because UACC primarily operates in the sub-prime sector of the market which is expected to have more volatility. Furthermore, advance rates available to UACC on borrowings from the Warehouse Credit Facilities may decrease as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates, which may in turn have adverse impact on our liquidity.

Ability to securitize UACC's loan portfolio

The success of UACC's business is highly dependent on the ability to securitize and sell the automotive finance receivables that it underwrites. As a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity in a soft securitization market. As a result, UACC may not be able to securitize its loan portfolio on favorable terms, or may not be able to sell the subordinate notes or residual certificates issued in its securitizations at a favorable price or at all.

We intend to structure UACC's securitization transactions to achieve off-balance sheet accounting treatment. However, if UACC fails to sell the subordinate notes or the residual interests, it will preclude us from recognizing the sale and result in the securitization trust being consolidated and remaining on balance sheet. In January 2023, UACC completed the 2023-1 securitization transaction. As a result of current market conditions, which led to unfavorable pricing, UACC retained the non-investment grade securities and residual interests and we accounted for the 2023-1 securitization transaction as secured borrowings. On April 19, 2023, UACC sold the non-investment grade securities related to the 2023-1 securitization transaction for $23.1 million. UACC still retains the residual interests related to the 2023-1 securitization transaction. The related finance receivables and securitization debt remain on balance sheet. We may account for future securitizations as on balance sheet transactions depending on the market conditions.

In addition, due to the increased loss severity, UACC elected to waive monthly servicing fees related to the 2022-2 securitization transaction in the first quarter of 2023. The waiver of monthly servicing fees related to the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on our financial statements. Waiver of monthly servicing fees also results in reduced servicing income.

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

Seasonality

Used vehicle sales have historically been seasonal. The used vehicle industry typically experiences an increase in sales early in the calendar year and reaches its highest point late in the first quarter and early in the second quarter. Vehicle sales then level off through the rest of the year, with the lowest level of sales in the fourth quarter. This seasonality has historically corresponded with the timing of income tax refunds, which are an important source of funding for vehicle purchases. Additionally, used vehicles depreciate at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. While 2021 and the first half of 2022 did not follow typical market depreciation trends, with continued appreciation in used vehicle pricing throughout that period, there was a shift in the third quarter of 2022 to above average depreciation as compared to pre-pandemic levels. There remains continued uncertainty surrounding market trends. See “Risk Factors—Risks Related to Our Financial Condition and Results of Operations—We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business” in our Annual Report.

Macroeconomic Factors

Both the United States and global economies are experiencing a sustained inflationary environment and the Federal Reserve’s efforts to tame inflation have led to, and may continue to lead to, increased interest rates, which affects automotive finance rates, reducing discretionary spending and making vehicle financing more costly and less accessible to many consumers. In addition, many economists believe the global economy will experience a recessionary environment in 2023. On March 10 and March 12, 2023, the Federal Deposit Insurance Corporation ("FDIC") took control and was appointed receiver of Silicon Valley Bank and Signature Bank, respectively. Other regional banks also closed or faced risk of closure, which created additional economic uncertainty. Moreover, Russia’s invasion of Ukraine and resulting sanctions by the United States, European Union and other countries has increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil supply and demand, which in turn has increased the volatility of oil and natural gas prices. There is additional political uncertainty in the United States as a result of the need for the federal government to increase its debt limit. A significant escalation or expansion of economic disruption could continue to impact consumer spending, disrupt our supply chain, broaden inflationary costs, and could have a material adverse effect on our results of operations. We will continue to actively monitor and develop responses to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our business throughout 2023.

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

ASP depends primarily on our acquisition and pricing strategies (which in turn depend in part on demand predicted by our data analytics), retail used vehicle market prices, our average days to sale and our reconditioning and logistics costs.

As a data-driven company, we acquire inventory based upon demand predicted by our data analytics. We expect ASP to continue to fluctuate as a result of market conditions and based upon demand predicted by our data analytics.

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

Product revenue

We generate revenue by financing vehicle sales through UACC, earning fees on sales of third-party financing, and sales of value-added products to our customers in connection with vehicle sales, such as vehicle service contracts, GAP protection and tire and wheel coverage.

As a result of the UACC Acquisition, we generate ecommerce product revenue from receivables generated by financing provided to Vroom customers through our captive financing operation. We earn interest income on such finance receivables before the loans are sold, interest income on finance receivables held in consolidated VIEs, and, when applicable, gain on the sales of these securitized finance receivables. We account for sales of these finance receivables in accordance with ASC Topic 860, Transfers and Servicing of Financial Assets ("ASC 860"). In order for transfers of the finance receivables to qualify as sales, the finance receivables being transferred must be legally isolated, may not be constrained by restrictions from further transfer, and must be deemed to be beyond our control. Although our long-term plan is to structure future securitization transactions to qualify for sale accounting, similar to the 2022-1 securitization transaction, for which the gain on sale was recorded in “Finance revenue”, as discussed below, current market conditions may impact our ability to achieve sales accounting treatment.

In January 2023, UACC completed the 2023-1 securitization transaction. As a result of current market conditions, which led to unfavorable pricing, UACC retained the non-investment grade securities and residual interests, and we accounted for the 2023-1 securitization transaction as secured borrowings. On April 19, 2023, UACC sold the non-investment grade securities related to the 2023-1 securitization transaction for $23.1 million. UACC still retains the residual interests related to the 2023-1 securitization transaction. The related finance receivables and securitization debt remained on balance sheet. We may account for future securitizations as on balance sheet transactions depending on the market conditions. During the first quarter of 2023, we also consolidated the 2022-2 securitization transaction and accounted for it as secured borrowings, refer to "Finance revenue" below for further details.

The revenue we are able to generate from these sales will be dependent on the current market conditions, the number of finance receivables UACC originates with our customers, the average principal balance of the finance receivables, the credit quality of the portfolio, and the price at which they are sold in securitization transactions or through forward flow arrangements.

We also earn fees on third-party financing and value-added products pursuant to arrangements with the third parties that sell and administer these products. For accounting purposes, we are an agent for these transactions and, as a result, we recognize fees on a net basis when the customer enters into an arrangement to purchase these products or obtain third-party financing, which is typically at the time of a vehicle sale. Our gross profit on product revenue is equal to the revenue we generate. Product revenue is affected by the number of vehicles sold, the attachment rate of value-added products and the amount of fees we receive on each product. Product revenue also consists of estimated profit-sharing amounts to which we are entitled based on the performance of third-party protection products once a required claims period has passed. A portion of the fees we receive is subject to chargeback in the event of early termination, default, or prepayment of the contracts by our customers. We recognize product revenue net of reserves for estimated chargebacks.

Finance revenue

Our finance revenue is related to finance receivables originated by UACC for its network of third-party dealership customers and consists of interest income earned on finance receivables before the loans are sold, interest income earned on finance receivables held in consolidated VIEs, and, when applicable, gains on the sale of securitized finance receivables.

UACC acquires and services finance receivables from its network of third-party dealership customers and generates revenue through the sales of these financing receivables. We account for sales of finance receivables in accordance with ASC 860.

For any securitization transactions that are accounted for as secured borrowings, we recognize interest income, which includes finance charges and servicing fees in accordance with the terms of the related customer agreements.

In February 2022, UACC completed the 2022-1 securitization transaction, which qualified as sales, therefore we recorded a gain on the sale of the finance receivables. The amount of the gain is equal to the fair value of the net proceeds received less the carrying amount of the finance receivables. Although our long-term plan is to structure future securitization transactions similar to the 2022-1 securitization transaction and account for them as sales, market conditions may impact our ability to achieve sales accounting treatment. In January 2023, UACC completed the 2023-1 securitization transaction. As a result of current market conditions, which led to unfavorable pricing, UACC retained the non-investment grade securities and residual interests and we accounted for the 2023-1 securitization transaction as secured borrowings. On April 19, 2023, UACC sold the non-investment grade securities related to the 2023-1 securitization transaction for $23.1 million. UACC still retains the residual interests related to the 2023-1 securitization transaction. The related finance receivables and securitization debt remained on balance sheet. We may account for future securitizations as on balance sheet transactions depending on the market conditions.

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced. Fees are earned monthly at an annual rate of approximately 4% for the 2022-1 securitization transaction and 3.25% for the 2022-2 and 2023-1 securitization transactions of the outstanding principal balance of the finance receivables serviced.

As a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity in a soft securitization market. The increased loss severity could lead to reduced servicing income if UACC elects to waive monthly servicing fees going forward as it did in the first quarter of 2023. The waiver of servicing fees related to the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on our financial statements.

See “Note 3—Revenue Recognition” and "Note 4 – Variable Interest Entities and Securitizations" to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Product cost of sales

Product cost of sales consists of interest expense incurred on securitization debt related to finance receivables originated by UACC for Vroom customers.

Finance cost of sales

Finance cost of sales consists of interest expense incurred on securitization debt originated by UACC for its network of third-party dealership customers and collection expenses related to servicing finance receivables.

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

Impairment Charges

Impairment charges represent an impairment charge to write down the carrying amount of goodwill to fair value.

Gain on debt extinguishment

Gain on debt extinguishment represents the gain recognized from the repurchase of a portion of our outstanding Convertible Senior Notes due 2026 (the "Notes") in open-market transactions.

Interest expense

Our interest expense primarily includes (i) interest expense related to our vehicle floorplan facility with Ally Bank and Ally Financial (the "2022 Vehicle Floorplan Facility"), as discussed below, which is used to finance our inventory, (ii) interest expense on our Notes, and (iii) interest expense on UACC's Warehouse Credit Facilities, which is used to fund our finance receivables.

Interest Income

Interest income primarily represents interest credits earned on cash deposits maintained in relation to our 2022 Vehicle Floorplan Facility as well as interest earned on cash and cash equivalents.

Other Loss, net

Other loss, net primarily represents realized and unrealized losses on finance receivables, securitization debt and beneficial interests in securitizations as well as recoveries from losses previously recognized on finance receivables.

Results of Operations

The following table presents our condensed consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022	% Change
	(in thousands)
Revenue:
Retail vehicle, net	$135,270	$707,186	(80.9)%
Wholesale vehicle	13,895	139,984	(90.1)%
Product, net	11,500	24,449	(53.0)%
Finance	31,988	47,687	(32.9)%
Other	3,814	4,469	(14.7)%
Total revenue	196,467	923,775	(78.7)%
Cost of sales:
Retail vehicle	135,724	695,509	(80.5)%
Wholesale vehicle	13,833	142,737	(90.3)%
Product	897	—	100.0%
Finance	6,214	2,724	128.1%
Other	994	1,165	(14.7)%
Total cost of sales	157,662	842,135	(81.3)%
Total gross profit	38,805	81,640	(52.5)%
Selling, general and administrative expenses	96,537	187,994	(48.6)%
Depreciation and amortization	10,531	7,856	34.1%
Impairment charges	—	201,703	(100.0)%
Loss from operations	(68,263)	(315,913)	78.4%
Gain on debt extinguishment	(8,709)	—	100.0%
Interest expense	9,919	9,380	5.7%
Interest income	(5,942)	(3,952)	50.4%
Other loss, net	11,240	12,358	9.0%
Loss before provision (benefit) for income taxes	(74,771)	(333,699)	77.6%
Provision (benefit) for income taxes	273	(23,240)	101.2%
Net loss	$(75,044)	$(310,459)	75.8%

Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (69.0% of total revenue for the three months ended March 31, 2023): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform, revenue earned on vehicle financing originated by UACC or our third-party financing sources and sales of value-added products associated with those vehicles sales.

•
Wholesale (7.1% of total revenue for the three months ended March 31, 2023): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
Retail Financing (16.3% of total revenue for the three months ended March 31, 2023): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

Three Months Ended March 31, 2023 and 2022

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	3,933	19,473	(15,540)	(79.8)%
Ecommerce revenue:
Vehicle revenue	$124,107	$652,625	$(528,518)	(81.0)%
Product revenue	11,526	22,739	(11,213)	(49.3)%
Total ecommerce revenue	$135,633	$675,364	$(539,731)	(79.9)%
Ecommerce gross profit:
Vehicle gross (loss) profit	$(594)	$11,581	$(12,175)	(105.1)%
Product gross profit	10,629	22,739	(12,110)	(53.3)%
Total ecommerce gross profit	$10,035	$34,320	$(24,285)	(70.8)%
Average vehicle selling price per ecommerce unit	$31,555	$33,514	$(1,959)	(5.8)%
Product revenue per ecommerce unit	2,931	1,168	1,763	150.9%
Gross profit per ecommerce unit:
Vehicle gross (loss) profit per ecommerce unit	$(151)	$595	$(746)	(125.4)%
Product gross profit per ecommerce unit	2,703	1,168	1,535	131.4%
Total gross profit per ecommerce unit	$2,552	$1,763	$789	44.8%
Ecommerce average days to sale	279	91	188	206.5%

Ecommerce units

Ecommerce units sold decreased 15,540, or 79.8%, from 19,473 for the three months ended March 31, 2022 to 3,933 for the three months ended March 31, 2023. This decrease was driven by our strategic decision to prioritize unit economics over unit sales volume starting in the second quarter of 2022, a reduction in third-party sales support staff, which put pressure on servicing our demand, as well as macroeconomic factors.

Ecommerce average days to sale increased from 91 days for the three months ended March 31, 2022 to 279 days for the three months ended March 31, 2023. We have undertaken various initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, in particular with titling and registration processes. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they resulted in delays in listing vehicles for sale, which increased the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. We expect ecommerce average days to sale to improve over time as we continue to improve our processes and sell through aged inventory.

Vehicle Revenue

Ecommerce vehicle revenue decreased $528.5 million, or 81.0%, from $652.6 million for the three months ended March 31, 2022 to $124.1 million for the three months ended March 31, 2023. The decrease in ecommerce vehicle revenue was primarily attributable to the 15,540 decrease in ecommerce units sold, which decreased vehicle revenue by $520.8 million, and a decrease in ASP per unit, which decreased from $33,514 for the three months ended March 31, 2022 to $31,555 for the three months ended March 31, 2023 and decreased vehicle revenue by $7.7 million.

The decrease in ASP per unit was primarily due to significant market appreciation in the first quarter of 2022. We expect ASP to continue to fluctuate as a result of market conditions and based upon demand predicted by our data analytics.

Product Revenue

Ecommerce product revenue decreased $11.2 million, or 49.3%, from $22.7 million for the three months ended March 31, 2022 to $11.5 million for the three months ended March 31, 2023. The decrease in ecommerce product revenue was primarily attributable to the 15,540 decrease in ecommerce units sold, which decreased product revenue by $18.1 million, partially offset by an increase in product revenue per unit, which increased from $1,168 for the three months ended March 31, 2022 to $2,931 for the three months ended March 31, 2023 and increased product revenue by $6.9 million. The increase in product revenue per unit is primarily due to an increase in interest income earned on finance receivables from Vroom customers originated or serviced by UACC as compared to the first quarter of 2022.

Vehicle Gross (Loss) Profit

Ecommerce vehicle gross profit of $11.6 million for the three months ended March 31, 2022 decreased $12.2 million, or 105.1%, to a gross loss of $0.6 million for the three months ended March 31, 2023. The decrease in vehicle gross profit was primarily attributable to the 15,540 decrease in ecommerce units sold, which decreased vehicle gross profit by $9.2 million. Additionally, vehicle gross profit per unit decreased $746 to $595 for the three months ended March 31, 2022 to a vehicle gross loss per unit of $151 for three months ended March 31, 2023, which decreased vehicle gross profit by $3.0 million. The decrease was primarily driven by lower sales margin and higher reconditioning costs per unit related to an increased mix of higher mileage and aged vehicles along with significant parts inflation. The decreases were partially offset by a lower inventory reserve as a result of a decrease in inventory levels as we continued to sell through our aged inventory.

As we continue to make progress on our initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, a higher portion of our unit sales in the first quarter of 2023 was from aged inventory as we obtained titles for vehicles not previously listed for sale, which negatively impacted our sales margin and GPPU. We expect to sell through the majority of our aged inventory in the first half of 2023 and we expect this to continue to negatively impact our sales margin and GPPU.

Product Gross Profit

Ecommerce product gross profit decreased $12.1 million, or 53.3%, from $22.7 million for the three months ended March 31, 2022 to $10.6 million for the three months ended March 31, 2023. The decrease in ecommerce product gross profit was primarily attributable to the 15,540 decrease in ecommerce units sold, which decreased product gross profit by $18.1 million, partially offset by a $1,535 increase in product gross profit per unit, which increased product gross profit by $6.0 million. Product gross profit per unit increased from $1,168 for the three months ended March 31, 2022 to $2,703 for the three months ended March 31, 2023, primarily due to an increase in interest income earned, less interest expense on securitization debt related to finance receivables from Vroom customers originated or serviced by UACC, as compared to the first quarter of 2022.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	1,169	10,113	(8,944)	(88.4)%
Wholesale revenue	$13,895	$139,984	$(126,089)	(90.1)%
Wholesale gross profit (loss)	$62	$(2,753)	$2,815	102.3%
Average selling price per unit	$11,886	$13,842	$(1,956)	(14.1)%
Wholesale gross profit (loss) per unit	$53	$(272)	$325	119.5%

Wholesale Units

Wholesale units sold decreased 8,944, or 88.4%, from 10,113 for the three months ended March 31, 2022 to 1,169 for the three months ended March 31, 2023, primarily driven by a decrease in wholesale units purchased from consumers and a lower number of trade-in vehicles associated with the decrease in the number of ecommerce units sold.

Wholesale Revenue

Wholesale revenue decreased $126.1 million, or 90.1%, from $140.0 million for the three months ended March 31, 2022 to $13.9 million for the three months ended March 31, 2023. The decrease was primarily attributable to the 8,944 decrease in wholesale units sold, which decreased wholesale revenue by $123.8 million, and by a lower ASP per wholesale unit, which decreased wholesale revenue by $2.3 million.

Wholesale Gross Profit (Loss)

Wholesale gross loss of $2.8 million for the three months ended March 31, 2022 changed by $2.9 million to a gross profit of $0.1 million for the three months ended March 31, 2023. The change was primarily attributable to a $325 increase in wholesale gross profit per unit from gross loss per unit of $272 for the three months ended March 31, 2022 to wholesale gross profit per unit of $53 for the three months ended March 31, 2023, which increased wholesale gross profit by $0.4 million. The increase was primarily driven by a lower inventory reserve as a result of a decrease in inventory levels, and was partially offset by lower sales margins.

Retail Financing

The following table presents our Retail Financing segment results of operations for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(in thousands)
Retail Financing revenue	$31,988	$47,687	$(15,699)	(32.9)%
Retail Financing gross profit	$25,774	$44,963	$(19,189)	(42.7)%

Retail Financing Revenue

Retail Financing revenue decreased $15.7 million, or 32.9%, from $47.7 million for the three months ended March 31, 2022 to $32.0 million for the three months ended March 31, 2023. The decrease was primarily driven by the gain on sale of finance receivables of $29.6 million in the first quarter of 2022 related to the 2022-1 securitization transaction. The decrease was partially offset by an increase in interest income earned on finance receivables with third-party dealership customers as a result of the consolidation of the 2022-2 and 2023-1 securitization transactions, as well as an increase in vehicle protection product income net of chargeback reserves.

Retail Financing Gross Profit

Retail Financing gross profit decreased $19.2 million, or 42.7%, from $45.0 million for the three months ended March 31, 2022 to $25.8 million for the three months ended March 31, 2023. The decrease was primarily driven by the gain on sale of finance receivables of $29.6 million in the first quarter of 2022 related to the 2022-1 securitization transaction, as well as an increase in collection expenses related to servicing finance receivables originated by UACC and an increase in interest expense on securitization debt in the first quarter of 2023. The decrease was partially offset by an increase in interest income earned on finance receivables with third-party dealership customers as a result of the consolidation of the 2022-2 and 2023-1 securitization transactions, as well as an increase in vehicle protection product income net of chargeback reserves.

Selling, general and administrative expenses

	Three Months Ended March 31,
	2023	2022	Change	% Change
	(in thousands)
Compensation & benefits	$50,666	$74,525	$(23,859)	(32.0)%
Marketing expense	11,471	33,735	(22,264)	(66.0)%
Outbound logistics (1)	2,072	26,748	(24,676)	(92.3)%
Occupancy and related costs	4,741	5,646	(905)	(16.0)%
Professional fees	6,592	13,299	(6,707)	(50.4)%
Software and IT costs	9,340	10,823	(1,483)	(13.7)%
Other	11,655	23,218	(11,563)	(49.8)%
Total selling, general & administrative expenses	$96,537	$187,994	$(91,457)	(48.6)%
(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses associated with vehicle deliveries. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses decreased $91.5 million, or 48.6%, from $188.0 million for the three months ended March 31, 2022 to $96.5 million for the three months ended March 31, 2023. The total decrease was primarily caused by:

•
a $24.7 million decrease in outbound logistics costs attributable to the decrease in ecommerce units sold as well as a decrease in outbound logistics cost per ecommerce unit;

•
a $23.9 million decrease in compensation and benefits primarily as a result of the workforce reductions;

•
a $22.3 million decrease in marketing expense contemplated by our long-term roadmap;

•
a $6.7 million decrease in professional fees primarily related to costs incurred in connection with the UACC Acquisition during the first quarter of 2022, partially offset by increased legal fees related to ongoing legal and regulatory matters;

•
a $1.5 million decrease in software and IT costs primarily related to volume-based fees as a result of reduced headcount;

•
a $11.6 million decrease in other SG&A expenses primarily due to reduced fixed and variable costs contemplated by our long-term roadmap.

We expect SG&A expenses to decrease in the future driven by our workforce reduction in April 2023, and further reductions in both fixed and variable cost components as we continue to reevaluate the optimization of our operations. We may not be able to fully realize further cost savings and benefits initially anticipated from the long-term roadmap, and the future costs may be greater than expected.

Depreciation and amortization

Depreciation and amortization expenses increased $2.6 million, or 34.1%, from $7.9 million for the three months ended March 31, 2022 to $10.5 million for the three months ended March 31, 2023. The increase was primarily due to an additional month of amortization expense of intangible assets acquired as part of the UACC Acquisition for the three months ended March 31, 2023 and amortization related to our capitalized internal use software costs incurred in the development of our platform and website applications.

Impairment Charges

Impairment charges represent an impairment charge of $201.7 million to write down the carrying amount of the goodwill to fair value for the three months ended March 31, 2022.

Gain on debt extinguishment

Gain on debt extinguishment represents a gain of $8.7 million for the three months ended March 31, 2023, related to the repurchase of $14.6 million in aggregate principal balance of the Notes, net of deferred issuance costs of $0.3 million, for $5.9 million.

Interest expense

Interest expense increased $0.5 million, or 5.7%, from $9.4 million for the three months ended March 31, 2022 to $9.9 million for the three months ended March 31, 2023. The increase was primarily attributable to interest expense incurred on UACC's Warehouse Credit Facilities, which increased interest expense by $2.7 million. The increase was partially offset by a decrease of $1.4 million in interest expense related to a lower outstanding balance on the 2022 Vehicle Floorplan Facilities, as well as a decrease in interest expense on the Notes of $0.8 million due to the repurchase of the Notes during the second half of 2022.

Interest income

Interest income increased $1.9 million, or 50.4%, from $4.0 million for the three months ended March 31, 2022 to $5.9 million for the three months ended March 31, 2023. The increase in interest income was primarily driven by higher interest rates earned on cash and cash equivalents.

Other loss, net

Other loss, net decreased $1.2 million, or 9.0%, from $12.4 million for the three months ended March 31, 2022 to $11.2 million for the three months ended March 31, 2023.

Quarterly Results of Operations Supplemental data

The following tables set forth our quarterly financial information for the first quarter of 2023 and the fourth quarter of 2022:

	Three Months Ended March 31,	Three Months Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except unit data)
Total revenues	$196,467	$209,349	$(12,882)	(6.2)%
Total gross profit	$38,805	$29,459	$9,346	31.7%
Ecommerce units sold	3,933	4,144	(211)	(5.1)%
Ecommerce revenue	$135,633	$141,758	$(6,125)	(4.3)%
Ecommerce gross profit	$10,035	$5,110	$4,925	96.4%
Vehicle gross loss per ecommerce unit	$(151)	$(1,346)	$1,195	88.8%
Product gross profit per ecommerce unit	2,703	2,579	124	4.8%
Total gross profit per ecommerce unit	$2,552	$1,233	$1,319	107.0%
Wholesale units sold	1,169	1,768	(599)	(33.9)%
Wholesale revenue	$13,895	$23,039	$(9,144)	(39.7)%
Wholesale gross profit (loss)	$62	$(4,359)	$4,421	101.4%
Wholesale gross profit (loss) per unit	$53	$(2,465)	$2,518	102.2%
Retail Financing revenue	$31,988	$32,537	$(549)	(1.7)%
Retail Financing gross profit	$25,774	$28,744	$(2,970)	(10.3)%
Total selling, general, and administrative expenses	$96,537	$90,760	$5,777	6.4%

	Three Months Ended March 31,	Three Months Ended December 31,
	2023	2022	Change	% Change
	(in thousands)
Net (loss) income	$(75,044)	$24,765	$(99,809)	(403.0)%
Adjusted to exclude the following:
Interest expense	9,919	12,076	(2,157)	(17.9)%
Interest income	(5,942)	(6,372)	430	6.7%
Provision for income taxes	273	2,405	(2,132)	(88.6)%
Depreciation and amortization	10,637	10,702	(65)	(0.6)%
EBITDA	$(60,157)	$43,576	$(103,733)	(238.1)%
Severance costs	$4,104	$—	$4,104	100.0%
Gain on debt extinguishment	(8,709)	(126,767)	118,058	93.1%
Realignment costs	—	2,253	(2,253)	(100.0)%
Acceleration of non-cash stock-based compensation	—	2,439	(2,439)	(100.0)%
Other	—	3,679	(3,679)	(100.0)%
Adjusted EBITDA	$(64,762)	$(74,820)	$10,058	13.4%
Securitization gain	—	—	—	0.0%
Adjusted EBITDA excluding securitization gain	$(64,762)	$(74,820)	$10,058	13.4%

Liquidity and Capital Resources

As of March 31, 2023, we had cash and cash equivalents of $316.7 million and restricted cash of $72.0 million. Restricted cash primarily includes cash deposits required under our 2022 Vehicle Floorplan Facility of $22.1 million and restricted cash for UACC under the securitization transactions and Warehouse Credit Facilities of $48.0 million. Our primary source of liquidity is cash generated through financing activities. Additionally, we had excess borrowing capacity of $57.9 million on UACC's Warehouse Credit Facilities as of March 31, 2023.

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

Since inception, we experienced a continued increase in our cash usage as we scaled our business. Our long-term roadmap is designed to reduce our use of cash and position us for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. On January 18, 2023, we executed a reduction in force as part of our continued focus on reducing variable and fixed costs. We incurred expenses of approximately $4.1 million, primarily consisting of severance, and expect to achieve approximately $27.0 million of annualized cost reductions as a result of the reduction in force in January 2023. Additionally, on April 26, 2023, as part of our ongoing reexamination of all facets of the business, we implemented an organizational restructuring that included a reduction in force. We expect to incur total expenses of approximately $2.0 million in the second quarter of 2023, primarily consisting of severance costs, and expect to achieve approximately $15.0 million of annualized cost savings as a result of the reduction in force in April 2023. We may not be able to fully realize the cost savings and benefits initially anticipated by our long-term roadmap or our reductions in force.

Our future capital requirements will depend on many factors, including our efforts to reduce fixed and variable expenses, investment in our internal sales force, investment in our website and mobile applications, continued automation of the selling experience, optimization of our assortment of vehicles, and increase inventory as we resume growth. We expect to use our cash and cash equivalents to finance our future capital requirements, borrowings under our 2022 Vehicle Floorplan Facility to finance our inventory, and UACC’s Warehouse Credit Facilities to fund our finance receivables. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures. Our ability to obtain additional equity or debt financing will depend on the success of our efforts to reduce fixed and variable expenses and demonstrate we are on a path toward long-term profitable growth, as well as market conditions. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Failure to raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives.

Convertible Senior Notes

On June 18, 2021, we issued $625.0 million aggregate principal amount of the Notes pursuant to an indenture between us and U.S. Bank National Association, as trustee (the “Indenture”).

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs, were approximately $608.9 million. During the three months ended March 31, 2023, the conditions allowing holders of the Notes to convert were not met.

During the three months ended March 31, 2023, we repurchased $14.6 million in aggregate principal amount of the Notes, net of deferred issuance costs of $0.3 million, for $5.9 million in open-market transactions. We recognized a gain on extinguishment of debt of $8.7 million for the three months ended March 31, 2023. As a result of these repurchases and repurchases made in 2022, $345.1 million aggregate principal amount of the Notes remain outstanding, net of deferred issuance costs of $5.8 million. Subject to market conditions and availability, we may continue to opportunistically repurchase Notes from time to time to reduce our outstanding indebtedness at a discount. Refer to Note 12 — Long Term Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Vehicle Financing

In November 2022, we amended our floorplan facility with Ally Bank and Ally Financial (the “2022 Vehicle Floorplan Facility”). The 2022 Vehicle Floorplan Facility provides a committed credit line of up to $500.0 million which is scheduled to mature on March 31, 2024.

The amount of credit available to us on a monthly basis is equal to the product of (1) the greater of five times the aggregate number of retail units sold during the most recent month for which information is available or the aggregate number of retail units sold during the five most recent months for which information is available and (2) the greater of the average outstanding floorplan balance of all vehicles on the floorplan as of the immediately preceding month-end or the average monthly outstanding floorplan balance of all vehicles on the floorplan as of month-end for the immediately preceding five months. The amendment also provides that we may elect to increase our monthly credit line availability by an additional $25.0 million during any four months in the period from November 1, 2022 through March 31, 2024, subject to the maximum $500.0 million credit limit. Consistent with the terms of the 2020 Vehicle Floorplan Facility, we have provided Ally with a guaranty of payment of all amounts owed under the 2022 Vehicle Floorplan Facility as well as a security interest in all or substantially all tangible, intangible, and other personal property of Vroom, Inc., to secure obligations under the 2022 Vehicle Floorplan Facility.

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

Finance Receivables

Subject to market conditions, we plan to sell finance receivables originated by UACC through asset-backed securitization transactions and forward flow arrangements. In January 2023, UACC sold approximately $238.7 million of rated asset-backed securities in an auto loan securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $237.8 million. The trust is collateralized by finance receivables with an aggregate principal balance of $326.4 million. These finance receivables are serviced by UACC. As a result of current market conditions, which led to unfavorable pricing, UACC retained the non-investment grade securities and residual interests, and we accounted for the 2023-1 securitization transaction as secured borrowings. On April 19, 2023, UACC sold the non-investment grade securities related to the 2023-1 securitization transaction for $23.1 million. UACC still retains the residual interests related to the 2023-1 securitization transaction.

In February 2022, UACC sold an aggregate of $281.4 million of rated asset-backed securities and $32.3 million of residual certificates in an auto loan securitization transaction from a securitization trust, established and sponsored by UACC, for aggregate proceeds of $317.3 million. The trust is collateralized by finance receivables with an aggregate principal balance of $318.5 million and had a carrying value of $287.7 million at the time of sale. These finance receivables are serviced by UACC. UACC retained 5% of the notes and residual certificates sold as required by applicable risk retention rules.

Although our long-term strategy is to structure future securitization transactions similar to the 2022-1 securitization transaction and account for them as sales, market conditions may impact our ability to achieve sales accounting treatment. Depending on market conditions, future 2023 securitization transactions may be accounted for as secured borrowings and remain on balance sheet.

As a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity and higher losses in a soft securitization market. The increased loss severity could lead to reduced servicing income if UACC elects to waive monthly servicing fees going forward as it did in the first quarter of 2023. The waiver of monthly servicing fees related to the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on our financial statements.

Refer to Note 4 — Variable Interest Entities and Securitizations to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion regarding our transactions with unconsolidated variable interest entities.

UACC Risk Retention Financing Facility

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance asset-backed securities issued in its securitization transactions and held by UACC pursuant to applicable risk retention rules. Under this facility, UACC sells such retained interests and agrees to repurchase them at fair value on a future date. In its initial transaction under this facility, UACC pledged $24.5 million of its retained beneficial interests as collateral, and received proceeds of $24.1 million, with expected repurchase dates ranging from March 2025 to September 2029. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lenders, which will reduce the beneficial interests in securitizations and the related debt balance.

Warehouse Credit Facilities

UACC has four senior secured warehouse facility agreements the (“Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. The aggregate borrowing limit is $850.0 million with maturities between May 2024 and December 2024. As of March 31, 2023, outstanding borrowings related to the Warehouse Credit Facilities were $124.2 million and we were in compliance with all covenants related to the Warehouse Credit Facilities. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(85,021)	$(15,078)
Net cash provided by (used in) investing activities	46,818	(211,963)
Net cash used in financing activities	(45,099)	(190,204)
Net decrease in cash, cash equivalents and restricted cash	(83,302)	(417,245)
Cash and cash equivalents and restricted cash at beginning of period	472,010	1,214,775
Cash and cash equivalents and restricted cash at end of period	$388,708	$797,530

Operating Activities

Net cash flows used in operating activities increased by $69.9 million, from $15.1 million for the three months ended March 31, 2022 to $85.0 million for the three months ended March 31, 2023. The increase is primarily attributable to proceeds from the sale of finance receivables held for sale for the 2022-1 securitization transaction of $272.3 million during the first quarter of 2022, partially offset by a decrease in working capital of $146.3 million, primarily related to lower inventory levels, and a $58.7 million decrease in net loss after reconciling adjustments for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

As the 2023-1 securitization transaction was accounted for as secured borrowings, the proceeds are included as a financing activity in our condensed consolidated statement of cash flows.

We finance a majority of our inventory with the 2022 Vehicle Floorplan Facility. In accordance with U.S. GAAP, we report all cash flows arising in connection with the 2022 Vehicle Floorplan Facility, as a financing activity in our condensed consolidated statement of cash flows.

Investing Activities

Net cash flows from investing activities changed $258.8 million, from net cash used in investing activities of $212.0 million for the three months ended March 31, 2022 to net cash provided by investing activities of $46.8 million for the three months ended March 31, 2023, primarily as a result of the UACC Acquisition in February 2022 which resulted in cash outflow of $268.2 million during the three months ended March 31, 2022, the consolidation of the 2022-2 securitization transaction which resulted in a cash inflow of $11.4 million during the three months ended March 31, 2023, and an increase in principal payments received on finance receivables held in consolidated VIEs of $8.3 million, partially offset by a decrease in proceeds from the sale of finance receivables for the 2022-1 securitization transaction of $29.0 million during the three months ended March 31, 2022.

Financing Activities

Net cash flows used in financing activities decreased $145.1 million from $190.2 million for the three months ended March 31, 2022 to $45.1 million for the three months ended March 31, 2023. The decrease was primarily related to proceeds from borrowings under secured financing arrangements of $238.7 million, an increase in net proceeds of $72.6 million related to our Warehouse Credit Facilities, and a decrease of $25.6 million related to repayments of our secured financing agreements, partially offset by an increase in net repayments of $186.7 million related to our Vehicle Floorplan Facility.

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

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in Note 2—Summary of Significant Accounting Policies and Note 3—Revenue Recognition to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

As of March 31, 2023, we had an outstanding balance under the 2020 Vehicle Floorplan Facility of $147.4 million and an outstanding balance under our Warehouse Credit Facilities of $124.2 million. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the Prime Rate, announced per annum by Ally Bank, plus 105 basis points. The Warehouse Credit Facilities bear interest at a rate equal to SOFR plus a fixed percentage based on the agreement with the banking institution. A hypothetical 10% change in interest rates during the three months ended March 31, 2023 would result in a change to interest expense of $0.6 million.

As of March 31, 2023, we had $816.4 million of long-term debt including the current portion of securitization debt of consolidated VIEs of $261.7 million. As the interest rate on the long term debt is fixed, we do not have exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have received a notice of delisting or failure to satisfy a continued listing rule from the Nasdaq.

The Nasdaq Stock Market LLC ("Nasdaq") maintains several requirements for continued listing of our common stock, one of which is the maintenance of a minimum closing bid price of $1.00. On April 14, 2023, we received written notice from Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market. The notice had no immediate effect on the listing of our common stock, which continues to trade on the Nasdaq Global Select Market under the symbol "VRM". Pursuant to the Nasdaq listing rules, we were provided a period of 180 calendar days, or until October 11, 2023, to regain compliance with the minimum closing bid price requirement of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance with this requirement by October 11, 2023, we may be eligible for an additional 180-calendar day compliance period by transferring the listing of our common stock to the Nasdaq Capital Market and satisfying certain requirements. To qualify for the additional grace period, we would be required to submit a transfer application for transfer between Nasdaq market tiers and pay an application fee. In addition, we would be required to meet the continued listing requirement for the market value of our publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market, with the exception of the minimum bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second grace period. If we fail to regain compliance during the compliance period (including a second compliance period provided by a transfer to the Nasdaq Capital Market, if applicable), then Nasdaq will notify us of its determination to delist our common stock, at which point we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel or pursue other available options to regain compliance.

We intend to actively monitor the closing bid price of our common stock and will consider all available options to regain compliance with the minimum bid price requirement, which may include transferring the listing to the Nasdaq Capital Market and/or seeking stockholder approval to effect a reverse stock split. However, there can be no assurance that any such reverse stock split, if approved by the stockholders and implemented, would increase the market price of our common stock in proportion to the reverse split ratio or result in a sustained increase in the market price of our common stock. In addition, it is possible that the reduced number of issued shares of common stock resulting from such a reverse stock split could adversely affect the liquidity of our common stock. There can also be no assurance that we will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, maintain compliance with the other Nasdaq listing requirements, or be successful in appealing any delisting determination.

If our common stock is delisted in the future, it is unlikely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations and analyst coverage for our common stock, and reduced liquidity for the trading of our securities. In addition, a delisting would constitute a fundamental change under the terms of our Indenture and make our Notes redeemable at par upon delisting (as described further below), and we could also experience a decreased ability to issue additional securities and obtain additional financing in the future. Delisting also could result in, among other things, a loss of investor confidence or interest in strategic transactions or opportunities, us being subject to regulation in each state in which we offer our securities, and difficulty in recruiting and retaining personnel through equity incentive awards.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.

As of March 31, 2023, we, including our subsidiaries, had approximately $1,088.1 million principal amount of consolidated indebtedness. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, or to pay amounts due under our indebtedness, and our cash needs may increase in the future. In addition, our existing indebtedness contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that may limit our ability to operate our business, raise capital or make payments under our other indebtedness. For example, on April 14, 2023, we received written notice from Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market. The delisting of our common stock from the Nasdaq Global Select Market would constitute a fundamental change under the terms of our Indenture and make our Notes redeemable at par upon delisting. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

Many factors, some of which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described in this “Risk Factors” section and the "Risk Factors" section in our Annual Report, as well as the following:

•
potential delisting of our common stock, as described below;
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
•
potential volatility in the banking industry; and
•
other changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from the federal government's ongoing negotiations regarding the federal debt limit, natural disasters, terrorist attacks, global pandemics, and responses to such events.

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

We have recently experienced significant declines in the market price of our common stock, and it could continue to decline in the future, including as a result of the execution, and implementation of our long-term roadmap. Based upon the decline in our stock price, we recorded a goodwill impairment charge in our condensed consolidated statement of operations for the quarter ended March 31, 2022. See Note 8 to our Consolidated Financial Statements in our Annual Report. Further declines in our stock price could, among other things, make it more difficult to raise capital on terms acceptable to us, or at all, and make it difficult for our investors to sell their shares of common stock. On April 14, 2023, we received written notice from Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market; therefore, we are at risk of our stock being delisted from the Nasdaq Global Select Market, which would also constitute a fundamental change under the terms of our Indenture and make our Notes redeemable at par upon delisting. There are actions we can take to prevent such a delisting, such as becoming eligible for an additional 180-calendar day compliance period by transferring the listing of our common stock to the Nasdaq Capital Market and/or seeking stockholder approval to effect a reverse stock split, but there can be no assurance that we could successfully execute such actions and prevent a delisting or that our common stock would not continue to experience significant declines. In addition, companies that experience volatility in the market price of their securities often are the subject of securities class action litigation. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. See Part II, Item 1. “Legal Proceedings.”

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

In addition, with regard to UACC’s financing, subject to market conditions, we intend to maintain a hybrid funding approach through the use of off-balance sheet securitization transactions and forward flow arrangements. Achievement of off-balance sheet accounting treatment requires the Company to sell all of the rated notes and residual certificates in the securitization, subject to holding 5% vertical risk retention. Execution of securitization transactions, including achievement of off-balance sheet accounting treatment for those transactions, is subject to market conditions. Even if UACC is able to complete its securitizations, it may not be able to sell its lower-rated securities or residual interests and those securitizations may not qualify for off-balance sheet accounting treatment, resulting in retention of the underlying loans (or residual interests) on our consolidated balance sheet, which could have an adverse impact on our liquidity. For example, as a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests in UACC's January 2023 securitization, requiring that the transaction remain on balance sheet pending the sale of the additional retained interests. There can be no assurance that these additional retained interests will be sold and off-balance sheet treatment will be achieved in the future for this transaction. In addition, as a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity in a soft securitization market. Due to the increased loss severity, UACC elected to waive monthly servicing fees related to the 2022-2 securitization transaction in the first quarter of 2023. The waiver of monthly servicing fees related to the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on our financial statements. Waiver of monthly servicing fees also results in reduced servicing income. Any future waivers of monthly servicing fees on other prior off-balance sheet securitization transactions could result in consolidation of such transactions. Such future consolidations could increase our indebtedness and may have a material adverse effect on our results of operations, financial condition and liquidity.

UACC may be unable to sell automotive finance receivables and generate gains on sales of those finance receivables, which could harm our business, results of operations, and financial condition.

UACC provides indirect financing by drawing on its Warehouse Credit Facilities to purchase motor vehicle retail installment sales contracts and pledging eligible finance receivables as collateral, then typically selling the receivables related to the financing contract. Advance rates available to UACC on borrowings from the Warehouse Credit Facilities may decrease as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates, which may in turn have an adverse impact on our liquidity. In addition, UACC has entered into various arrangements to sell automotive finance receivables that it purchases, including through securitizations, and we expect UACC to enter into additional securitizations, loan sales to financing partners and other new arrangements in the future, subject to market conditions. If UACC is not able to sell receivables under these current or future arrangements for a variety of reasons, including increased credit losses or because it has reached its capacity under the arrangements, its financing partners exercise termination rights before it reaches capacity, general economic or credit market conditions, market disruption or it reaches the scheduled expiration date of the commitment, and it is not able to enter into new arrangements on similar terms, it may not have adequate liquidity and our business, financial condition and results of operations may be adversely affected. For example, as a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests in UACC's January 2023 securitization, requiring that the transaction remain on balance sheet pending the sale of the additional retained interests. There can be no assurance that these additional retained interests will be sold and off-balance sheet treatment will be achieved in the future for this transaction. Furthermore, if its financing partners do not purchase these receivables, we could be subject to the risk that some of these receivables are not paid when due and be forced to incur unexpected asset write-offs and bad-debt expense. In addition, as a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity in a soft securitization market. Due to the increased loss severity, UACC elected to waive monthly servicing fees related to the 2022-2 securitization transaction in the first quarter of 2023. The waiver of monthly servicing fees related to the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on our financial statements. Waiver of monthly servicing fees also results in reduced servicing income. Any future waivers of monthly servicing fees on other prior off-balance sheet securitization transactions could result in consolidation of such transactions. Such future consolidations could increase our indebtedness and may have a material adverse effect on our results of operations, financial condition and liquidity.

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

There can be no assurance that UACC will be able to complete additional securitizations in the future, particularly if the securitization markets become increasingly constrained. In addition, the value of any securities that UACC may retain in its securitizations, including securities retained to comply with applicable risk retention rules, might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or the financial markets. For example, on April 18th, 2023, UACC's BB-rated securities from the 2022-2 securitization transaction were downgraded by one agency to a B rating. Other of UACC's rated securities may also be downgraded or put on negative credit watch. Furthermore, although our intent is to sell loans originated by UACC using off-balance sheet securitization transactions, even if UACC is able to complete its securitizations, those securitizations may not qualify for sales accounting if market conditions do not allow for the sale of lower-rated securities or residual certificates. For example, as a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests in UACC's January 2023 securitization, requiring that the transaction remain on balance sheet pending the sale of the additional retained interests. There can be no assurance that these additional retained interests will be sold and off-balance sheet treatment will be achieved in the future for this transaction. In addition, as a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity in a soft securitization market. The increased loss severity could lead to reduced servicing income if UACC elects to waive monthly servicing fees going forward as it did in the first quarter of 2023 on the 2022-2 securitization transaction. The waiver of monthly servicing fees on the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on Vroom’s financial statements. If it is not possible or economical for UACC to securitize its automotive finance receivables in the future, it would need to seek alternative financing to support its operations and to meet its existing debt obligations, which may be less efficient and more expensive than raising capital via securitizations and may have a material adverse effect on our results of operations, financial condition, and liquidity.

UACC is currently experiencing increasing credit losses in interests it holds in automotive finance receivables and its credit scoring systems may not effectively forecast its automotive receivables loss rates. Higher than anticipated credit losses or prepayments or the inability to effectively forecast loss rates may negatively impact its operating results.

Until UACC sells automotive finance receivables, and to the extent it retains interests in automotive finance receivables after it sells them, whether pursuant to securitization transactions or otherwise, UACC is exposed to the risk that applicable customers will be unable or unwilling to repay their loans according to their terms and that the vehicle collateral securing the payment of their loans may not be sufficient to ensure full repayment. Additionally, higher energy prices (including the price of gasoline) and other consumer prices, unstable real estate values, reset of adjustable-rate mortgages to higher interest rates, geopolitical tensions (including outbreaks of military hostilities such as the ongoing military conflict between Ukraine and Russia), interest rate increases, regional bank failures, inflation and other factors can affect consumer confidence and disposable income. While credit losses are inherent in the automotive finance receivables business, these conditions can increase loss frequency, decrease consumer demand for motor vehicles and weaken collateral values on certain types of motor vehicles in any period of extended economic slowdown or recession and could have a material adverse effect on our results of operations. Because UACC focuses predominately on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on its receivables are higher than those experienced in the general motor vehicle finance industry and may be affected to a greater extent during an economic downturn.

In addition, the success of UACC's business is highly dependent on the ability to securitize and sell the automotive finance receivables that it underwrites. As a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity in a soft securitization market. As a result, UACC may not be able to sell the subordinate notes or residual certificates issued in the securitizations at a favorable price or at all. Due to the increased loss severity, UACC elected to waive monthly servicing fees related to the 2022-2 securitization transaction in the first quarter of 2023. The waiver of monthly servicing fees related to the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on our financial statements. Waiver of monthly servicing fees also results in reduced servicing income. Any future waivers of monthly servicing fees on other prior off-balance sheet securitization transactions could result in consolidation of such transactions. Such future consolidations could increase our indebtedness and may have a material adverse effect on our results of operations, financial condition and liquidity.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

Vroom, Inc.

Date: May 9, 2023	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: May 9, 2023	By:	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer
(principal financial officer)