Form 10-Q
period 2023-06-30
Vroom, Inc.
filed 2023-08-08
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 4, 2023, 139,663,524 shares of the registrants’ common stock were outstanding.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•
despite the cost saving measures, reduced growth rates and increased focus on liquidity and profitability contemplated by our Business Realignment Plan and long-term roadmap, we may need to raise additional capital through debt or equity financing to achieve our business objectives and there can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of June 30,	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$237,925	$398,915
Restricted cash (including restricted cash of consolidated VIEs of $44.9 million and $24.7 million, respectively)	66,306	73,095
Accounts receivable, net of allowance of $9.9 million and $21.5 million, respectively	9,565	13,967
Finance receivables at fair value (including finance receivables of consolidated VIEs of $12.4 million and $11.5 million, respectively)	13,117	12,939
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $204.4 million and $305.9 million, respectively)	290,015	321,626
Inventory	208,871	320,648
Beneficial interests in securitizations	6,553	20,592
Prepaid expenses and other current assets (including other current assets of consolidated VIEs of $20.9 million and $11.7 million, respectively)	57,221	58,327
Total current assets	889,573	1,220,109
Finance receivables at fair value (including finance receivables of consolidated VIEs of $442.4 million and $119.6 million, respectively)	454,580	140,235
Property and equipment, net	50,689	50,201
Intangible assets, net	145,399	158,910
Operating lease right-of-use assets	26,837	23,568
Other assets	24,791	26,004
Total assets	$1,591,869	$1,619,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$29,345	$34,702
Accrued expenses	58,307	76,795
Vehicle floorplan	132,480	276,988
Warehouse credit facilities of consolidated VIEs	177,864	229,518
Current portion of long term debt (including current portion of securitization debt of consolidated VIEs at fair value of $219.4 million and $47.2 million, respectively)	231,471	47,239
Deferred revenue	16,717	10,655
Operating lease liabilities, current	9,267	9,730
Other current liabilities (including other current liabilities of consolidated VIEs of $2.8 million and $1.5 million, respectively)	11,912	17,693
Total current liabilities	667,363	703,320
Long term debt, net of current portion (including securitization debt of consolidated VIEs of $197.6 million and $32.6 million at fair value, respectively)	544,931	402,154
Operating lease liabilities, excluding current portion	23,929	20,129
Other long-term liabilities (including other long-term liabilities of consolidated VIEs of $9.2 million and $7.4 million, respectively)	17,410	18,183
Total liabilities	1,253,633	1,143,786
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 139,649,290 and 138,201,903 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	135	135
Additional paid-in-capital	2,080,155	2,075,798
Accumulated deficit	(1,742,054)	(1,600,692)
Total stockholders’ equity	338,236	475,241
Total liabilities and stockholders’ equity	$1,591,869	$1,619,027

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Retail vehicle, net	$136,568	$341,724	$271,838	$1,048,910
Wholesale vehicle	30,800	82,901	44,695	222,885
Product, net	11,924	14,324	23,424	38,773
Finance	42,128	32,121	74,116	79,808
Other	3,758	4,367	7,572	8,836
Total revenue	225,178	475,437	421,645	1,399,212
Cost of sales:
Retail vehicle	134,539	319,903	270,263	1,015,412
Wholesale vehicle	34,793	84,834	48,626	227,571
Product	704	—	1,601	—
Finance	8,060	3,402	14,274	6,126
Other	1,081	941	2,075	2,106
Total cost of sales	179,177	409,080	336,839	1,251,215
Total gross profit	46,001	66,357	84,806	147,997
Selling, general and administrative expenses	86,955	152,990	183,492	340,984
Depreciation and amortization	10,304	10,039	20,835	17,895
Impairment charges	1,353	3,407	1,353	205,110
Loss from operations	(52,611)	(100,079)	(120,874)	(415,992)
Gain on debt extinguishment	(10,931)	—	(19,640)	—
Interest expense	8,938	9,533	18,857	18,913
Interest income	(4,921)	(3,935)	(10,863)	(7,887)
Other loss, net	20,236	9,156	31,476	21,514
Loss before provision (benefit) for income taxes	(65,933)	(114,833)	(140,704)	(448,532)
Provision (benefit) for income taxes	385	256	658	(22,984)
Net loss	$(66,318)	$(115,089)	$(141,362)	$(425,548)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.83)	$(1.02)	$(3.09)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	139,146,848	138,075,210	138,838,866	137,667,419

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	137,092,891	$135	$2,063,841	$(1,148,782)	$915,194
Stock-based compensation	—	$—	$3,629	$—	$3,629
Vesting of restricted stock units	602,630	—	—	—	—
Net loss	—	—	—	(310,459)	(310,459)
Balance at March 31, 2022	137,695,521	$135	$2,067,470	$(1,459,241)	$608,364
Stock-based compensation	—	$—	$1,776	$—	$1,776
Vesting of restricted stock units	50,516	—	—	—	—
Issuance of restricted stock purchase agreement	356,718	—	—	—	—
Net loss	—	—	—	(115,089)	(115,089)
Balance at June 30, 2022	138,102,755	$135	$2,069,246	$(1,574,330)	$495,051
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	138,201,903	$135	$2,075,798	$(1,600,692)	$475,241
Stock-based compensation	—	$—	$2,041	$—	$2,041
Vesting of restricted stock units	600,108	—	—	—	—
Net loss	—	—	—	$(75,044)	(75,044)
Balance at March 31, 2023	138,802,011	$135	$2,077,839	$(1,675,736)	$402,238
Stock-based compensation	—	$—	$2,316	$—	$2,316
Vesting of restricted stock units	847,279	—	—	—	—
Net loss	—	—	—	$(66,318)	(66,318)
Balance at June 30, 2023	139,649,290	$135	$2,080,155	$(1,742,054)	$338,236

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(141,362)	$(425,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges	1,353	205,110
Gain on debt extinguishment	(19,640)	—
Depreciation and amortization	21,173	18,010
Amortization of debt issuance costs	2,248	2,523
Realized gains on securitization transactions	—	(29,617)
Deferred taxes	—	(23,855)
Losses on finance receivables and securitization debt, net	42,532	29,457
Stock-based compensation expense	4,357	5,405
Provision to record inventory at lower of cost or net realizable value	(11,811)	(2,006)
Provision for bad debt	529	11,119
Provision to record finance receivables held for sale at lower of cost or fair value	1,651	1,986
Amortization of unearned discounts on finance receivables at fair value	(13,414)	(8,788)
Other, net	(7,579)	(851)
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables held for sale	(274,707)	(319,314)
Principal payments received on finance receivables held for sale	42,862	23,179
Proceeds from sale of finance receivables held for sale, net	—	271,820
Other	505	(4,011)
Accounts receivable	3,873	34,192
Inventory	123,588	192,618
Prepaid expenses and other current assets	16,611	13,513
Other assets	1,213	(1,670)
Accounts payable	(5,357)	(15,352)
Accrued expenses	(19,042)	(23,832)
Deferred revenue	6,062	(58,003)
Other liabilities	(7,770)	(33,604)
Net cash used in operating activities	(232,125)	(137,519)
Investing activities
Finance receivables at fair value
Purchases of finance receivables at fair value	(3,392)	(49,475)
Principal payments received on finance receivables at fair value	91,892	74,690
Proceeds from sale of finance receivables at fair value, net	—	29,026
Consolidation of VIEs	11,409	—
Principal payments received on beneficial interests	3,306	2,720
Purchase of property and equipment	(8,521)	(16,046)
Acquisition of business, net of cash acquired of $47.9 million	—	(267,488)
Net cash provided by (used in) investing activities	94,694	(226,573)
Financing activities
Proceeds from borrowings under secured financing agreements	261,991	—
Principal repayment under secured financing agreements	(103,980)	(105,563)
Proceeds from financing of beneficial interests in securitizations	24,506	—
Principal repayments of financing of beneficial interests in securitizations	(2,304)	—
Proceeds from vehicle floorplan	182,734	1,074,184
Repayments of vehicle floorplan	(327,242)	(1,164,533)
Proceeds from warehouse credit facilities	211,400	261,700
Repayments of warehouse credit facilities	(263,216)	(228,744)
Repurchases of convertible senior notes	(13,194)	—
Other financing activities	(1,043)	(1,344)
Net cash used in financing activities	(30,348)	(164,300)
Net decrease in cash, cash equivalents and restricted cash	(167,779)	(528,392)
Cash, cash equivalents and restricted cash at the beginning of period	472,010	1,214,775
Cash, cash equivalents and restricted cash at the end of period	$304,231	$686,383

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,983	$16,299
Cash paid for income taxes	$3,682	$2,062
Supplemental disclosure of non-cash investing and financing activities:
Finance receivables from consolidation of 2022-2 securitization transaction	$180,706	$—
Elimination of beneficial interest from the consolidation of 2022-2 securitization transaction	$9,811	$—
Securitization debt from consolidation of 2022-2 securitization transaction	$186,386	$—
Reclassification of finance receivables held for sale to finance receivables at fair value, net	$248,081	$—
Fair value of beneficial interests received in securitization transactions	$—	$16,473

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2023 and its results of operations for the three and six months ended June 30, 2023 and 2022. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the current fiscal year or any other future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to income taxes, the realizability of inventory, stock-based compensation, contingencies, revenue-related reserves, fair value measurements, and useful lives of property and equipment and intangible assets. The Company bases its estimates on historical experience, market conditions, and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the three and six months ended June 30, 2023 and 2022. Accordingly, net loss and comprehensive loss are the same for the periods presented.

Restricted Cash

Restricted cash includes cash deposits required under the Company’s 2022 Vehicle Floorplan Facility as explained in Note 10 – Vehicle Floorplan Facility and UACC restricted cash. UACC collects and services receivables under the securitization transactions and warehouse credit facilities. These collections are restricted for use until properly remitted each month under the terms of the servicing agreement. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs and Note 12 — Long Term Debt for further detail.

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

The Company records a valuation allowance to report finance receivables at the lower of amortized cost basis or fair value. To determine the valuation allowance, finance receivables are evaluated collectively as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differs from estimates, significant adjustments to the Company's valuation allowance may be needed. Fair value adjustments are recorded in "Other loss, net" in the condensed consolidated statements of operations. Principal balances of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. As of June 30, 2023 and December 31, 2022, the valuation

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

allowance for finance receivables classified as held for sale was $10.2 million and $10.5 million, respectively. Refer to Note 16 – Financial Instruments and Fair Value Measurements.

Finance Receivables at Fair Value

Finance receivables at fair value represent finance receivables that the Company does not intend to sell in the immediate future and for which the fair value option was elected. Fair value adjustments are recorded in "Other loss, net" in the condensed consolidated statements of operations. Refer to Note 16 – Financial Instruments and Fair Value Measurements.

Consolidated CFEs

The Company elected the fair value option upon consolidation of the assets and liabilities of its variable interest entities ("VIEs") related to the 2021-1, 2022-2, and 2023-1 securitization transactions. Refer to Note 4 – Variable Interest Entities and Securitizations. These VIEs are consolidated collateralized financing entities (CFEs) and are accounted for using the measurement alternative in accordance with ASU 2014-13, Measuring the Financial Assets and Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13"). During the three and six months ended June 30, 2023 and 2022, the Company recognized the following revenue and expenses associated with these CFEs in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Finance revenue	$24,849	$14,156	$39,768	$25,040
Product revenue	$3,644	$—	$5,975	$—
Finance cost of sales	$(5,330)	$(1,159)	$(8,829)	$(2,005)
Product cost of sales	$(703)	$—	$(1,601)	$—
Other loss, net	$(15,534)	$(311)	$(24,209)	$(12,319)

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

Advertising

Advertising costs are expensed as incurred and are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations. Advertising expenses were $15.0 million and $21.1 million for the three months ended June 30, 2023 and 2022, respectively, and $26.4 million and $54.9 million for the six months ended June 30, 2023 and 2022, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Shipping and Handling

Logistics costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility are included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfill contracts with customers and are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were $2.0 million and $8.2 million for the three months ended June 30, 2023 and 2022, respectively, and $4.0 million and $35.0 million for the six months ended June 30, 2023 and 2022, respectively.

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

For the three and six months ended June 30, 2023 and 2022, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of June 30, 2023 and December 31, 2022.

Liquidity

The Company has had negative cash flows and generated losses from operations since inception and has historically had to rely on debt and equity financing to fund its operations. Further, the Company expects to incur additional losses in the future.

On May 5, 2022, the Company approved the long-term roadmap, which was designed to position the Company for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. On January 18, 2023, the Company executed a reduction in force as part of the continued focus on reducing variable and fixed costs. Additionally, on April 26, 2023, as part of the Company’s ongoing reexamination of all facets of the business, the Company implemented an organizational restructuring that included a reduction in force. Refer to Note 17 – Restructuring Activities for further discussion.

As of June 30, 2023, the Company had cash and cash equivalents of $237.9 million and restricted cash of $66.3 million. The primary source of liquidity is cash generated through financing activities.

In June 2021, the Company issued $625.0 million aggregate principal amount of 0.75% unsecured Convertible Senior Notes due 2026. For the three and six months ended June 30, 2023, the Company repurchased approximately $18.2 million and $32.8 million in aggregate principal amount of the Notes (as defined in Note 12), net of deferred issuance costs, for $7.3 million and $13.2 million, respectively, in open-market transactions. The Company recognized a gain on extinguishment of debt of $10.9 million and $19.6 million for the three and six months ended June 30, 2023, respectively. As of June 30, 2023, $327.4 million aggregate principal amount of the Notes remain outstanding, net of deferred issuance costs of $5.1 million. Refer to Note 12 – Long Term Debt for further discussion.

The Company has a 2022 Vehicle Floorplan Facility (as defined in Note 10) with a borrowing capacity of $171.6 million as of June 30, 2023, of which $39.1 million was unutilized. The 2022 Vehicle Floorplan Facility provides a committed credit line of up to $500.0 million which is scheduled to mature on March 31, 2024. Refer to Note 10 – Vehicle Floorplan Facility for further discussion.

In January 2023, UACC sold approximately $238.7 million of rated asset-backed securities in an auto loan securitization transaction from a securitization trust, established and sponsored by UACC, for proceeds of $237.8 million. In April 2023, UACC sold the non-investment grade securities related to the 2023-1 securitization transaction for $23.1

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

million. UACC still retains the residual interests related to the 2023-1 securitization transaction. Refer to Note 4 – Variable Interest Entities and Securitizations for further discussion.

UACC has four warehouse credit facilities with an aggregate borrowing limit of $850.0 million as of June 30, 2023. As of June 30, 2023, outstanding borrowings related to the Warehouse Credit Facilities were $177.9 million and excess borrowing capacity was $93.0 million. Refer to Note 11 – Warehouse Credit Facilities of Consolidated VIEs for further discussion.

The Company anticipates that its existing cash and cash equivalents, the 2022 Vehicle Floorplan Facility and UACC credit facilities will be sufficient to support its operations for at least the next twelve months from the date of issuance of the condensed consolidated financial statements.

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

A portion of the fees earned on third-party financing and value-added products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of June 30, 2023 and December 31, 2022, the Company’s reserve for chargebacks was $7.0 million and $8.2 million, respectively, of which $3.7 million and $4.4 million, respectively, are included within “Accrued expenses” and $3.3 million and $3.8 million, respectively, are included in “Other long-term liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to revenues in the period identified. As of June 30, 2023 and December 31, 2022, the Company recognized $21.4 million and $22.5 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, of which $2.0 million and $1.6 million, respectively, are included within “Prepaid expenses and other current assets” and $19.4 million and $20.9 million, respectively, are included within “Other assets.”

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

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced. Fees are earned monthly at an annual rate of approximately 4% for the 2022-1 securitization transaction and 3.25% for the 2022-2 and 2023-1 securitization transactions of the outstanding principal balance of the finance receivables serviced. From January to March 2023, UACC waived the monthly servicing fees related to the 2022-2 securitization transaction, which resulted in consolidation of the 2022-2 VIE. Refer to Note 4 – Variable Interest Entities and Securitizations.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In January 2023, UACC completed the 2023-1 securitization transaction, in which it sold approximately $238.7 million of rated asset-backed securities, for proceeds of $237.8 million. In April 2023, UACC sold the non-investment grade securities related to the 2023-1 securitization transaction for $23.1 million. UACC still retains the residual interests related to the 2023-1 securitization transaction. The trust is collateralized by finance receivables with an aggregate principal balance of $326.4 million. These finance receivables are serviced by UACC. The Company consolidated the 2023-1 VIE and accounted for this transaction as a secured borrowing.

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

In July 2022, UACC sold a pool of finance receivables in the 2022-2 securitization transaction. UACC retained the servicing rights to these finance receivables and receives an "at market" servicing fee. UACC retained an insignificant amount of the asset-backed securities issued in the securitization in order to comply with risk retention rules. Originally, the Company concluded that it is not the primary beneficiary of the 2022-2 securitization trust because UACC retained interests in the VIE are insignificant. Therefore, the Company did not originally consolidate the 2022-2 trust. From January to March 2023, although not contractually required, UACC elected to waive its servicing fee on the 2022-2 securitization, due to higher-than-expected losses, which transferred more than an insignificant portion of the corresponding risk of loss from the VIE to the Company. Since UACC has the power to direct the significant activities of the VIE, as it is the servicer, and additionally it absorbs the risk of loss, the Company concluded that it is the primary beneficiary of the VIE. In March 2023, the Company accounted for the transaction as secured borrowings and consolidated the 2022-2 securitization trust. The beneficial interest was then eliminated.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Creditors or beneficial interest holders of VIEs for which the Company is the primary beneficiary generally have recourse only to the assets and cash flows of the VIEs and do not have recourse to the Company. The following table presents the total assets and total liabilities associated with the Company's variable interests in consolidated VIEs in the condensed consolidated balance sheets (in thousands):

	As of June 30, 2023
	Securitization Vehicles	Warehouse Facilities[1]	Total
Current Assets:
Restricted cash	$34,764	$10,143	$44,907
Finance receivables at fair value	11,431	929	12,360
Finance receivables held for sale	—	204,420	204,420
Other current assets	15,681	5,196	20,877
Total Current Assets	61,876	220,688	282,564
Finance receivables at fair value	418,591	23,857	442,448
Total Assets	$480,467	$244,545	$725,012
Current Liabilities:
Current portion of securitization debt	$219,391	$—	$219,391
Warehouse credit facilities	—	177,864	177,864
Other current liabilities	1,570	1,230	2,800
Total Current Liabilities	220,961	179,094	400,055
Securitization debt, net of current portion	197,584	—	197,584
Other liabilities	5,696	3,551	9,247
Total Liabilities	$424,241	$182,645	$606,886

	As of December 31, 2022
	Securitization Vehicles	Warehouse Facilities[1]	Total
Current Assets:
Restricted cash	$9,023	$15,654	$24,677
Finance receivables at fair value	5,336	6,156	11,492
Finance receivables held for sale	—	305,917	305,917
Other current assets	2,730	9,004	11,734
Total Current Assets	17,089	336,731	353,820
Finance receivables at fair value	72,568	47,024	119,592
Total Assets	$89,657	$383,755	$473,412
Current Liabilities:
Current portion of securitization debt	$47,239	$—	$47,239
Warehouse credit facilities	—	229,518	229,518
Other current liabilities	90	1,439	1,529
Total Current Liabilities	47,329	230,957	278,286
Securitization debt, net of current portion	32,590	—	32,590
Other liabilities	686	6,724	7,410
Total Liabilities	$80,605	$237,681	$318,286

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On February 16, 2022, UACC sold a pool of finance receivables in the 2022-1 securitization transaction. UACC retained the servicing rights to these finance receivables and receives an "at market" servicing fee. UACC retained an insignificant amount of the asset-backed securities issued in the securitization in order to comply with risk retention rules. The 2022-1 securitization trust is a VIE that the Company does not consolidate. As the servicer, UACC retained the power to direct the activities that are most significant to the entities, however, the Company concluded that it is not the primary beneficiary of the 2022-1 securitization trust because UACC retained interests in the VIE are insignificant. The beneficial interest retained by UACC included rated notes and unrated residual certificates issued by the 2022-1 securitization trust. During the six months ended June 30, 2022, the Company sold $281.4 million of rated asset-backed securities and $32.3 million of residual certificates through securitization transactions. The total gain related to finance receivables sold pursuant to the 2022-1 securitization transactions was $29.6 million for the six months ended June 30, 2022.

As of June 30, 2023 and December 31, 2022, the assets UACC retains in the unconsolidated VIEs were approximately $6.6 million and $20.6 million, respectively, and are included in "Beneficial interests in securitizations" in the Company's condensed consolidated balance sheet. The beneficial interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities. In the three months ended June 30, 2023, the Company entered into a Risk Retention Financing Facility to finance the majority of its retained beneficial interests in securitizations. Refer to Note 12 – Long Term Debt for further detail.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to unconsolidated VIEs (in thousands):

	As of June 30, 2023			As of December 31, 2022
	Aggregate Principal Balance	Carrying Value	Total Exposure	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$6,368	$6,056	$6,056	$19,233	$18,664	$18,664
Certificates	—	497	497	—	1,928	1,928
Other assets	310	310	310	310	310	310
Total unconsolidated VIEs	$6,678	$6,863	$6,863	$19,543	$20,902	$20,902

Total exposure represents the estimated loss UACC would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented above is not an indication of the Company's expected losses.

5. Acquisition

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

The aggregate revenue and net income of UACC consolidated into the Company’s financial statements from the date of the acquisition was $37.0 million and $1.0 million for the three months ended June 30, 2022, respectively and $86.0 million and $20.2 million for the six months ended June 30, 2022, respectively.

Unaudited Pro Forma Information

The unaudited pro forma financial information in the table below summarizes the combined results of the Company and UACC, as though the companies had been combined on January 1, 2021. The pro forma adjustments include incremental amortization of intangible assets and a non-recurring tax adjustment of $24.1 million for the six months ended June 30, 2022. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the six months ended June 30, 2022 is as follows:

Six Months Ended June 30,
2022
Total revenue	$1,414,683
Net loss	$(437,739)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Inventory

Inventory consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Vehicles	$207,135	$317,994
Parts and accessories	1,736	2,654
Total inventory	$208,871	$320,648

As of June 30, 2023 and December 31, 2022, “Inventory” includes an adjustment of $12.4 million and $24.2 million, respectively, to record the balances at the lower of cost or net realizable value.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Equipment	$3,636	$3,357
Furniture and fixtures	1,898	1,896
Logistics fleet	32,544	32,468
Leasehold improvements	7,595	6,577
Internal-use software	36,981	30,725
Other	8,569	8,081
	91,223	83,104
Accumulated depreciation and amortization	(40,534)	(32,903)
Property and equipment, net	$50,689	$50,201

Depreciation and amortization expense was $3.8 million and $3.4 million for the three months ended June 30, 2023 and 2022, respectively, and $7.7 million and $6.2 million for the six months ended June 30, 2023 and 2022, respectively. Depreciation and amortization expense included within “Cost of sales” in the condensed consolidated statements of operations was not material for the three and six months ended June 30, 2023 and 2022, respectively.

Implementation costs capitalized and accumulated amortization related to the Company’s cloud computing arrangements were $8.6 million and $5.4 million as of June 30, 2023, respectively, and $7.7 million and $4.6 million as of December 31, 2022, respectively, and were included within “Other assets” in the condensed consolidated balance sheets. Amortization expense of $0.3 million and $0.6 million was included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022, respectively, and $0.7 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.

8. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the carrying value of goodwill by reporting unit for the six months ended June 30, 2022 (in thousands):

	Ecommerce	Wholesale	TDA	Total
Balance as of December 31, 2021	$152,876	$1,720	$4,221	$158,817
Acquisition	42,886	—	—	42,886
Goodwill impairment charge	(195,762)	(1,720)	(4,221)	(201,703)
Balance as of June 30, 2022	$—	$—	$—	$—

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

There was no goodwill as of June 30, 2023.

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

Refer to Note 5 – Acquisition for more information related to the acquisition that occurred in the six months ended June 30, 2022.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$108,700	$(29,552)	$79,148	$108,700	$(21,053)	$87,647
Customer relationships	69,400	(12,999)	56,401	69,400	(8,661)	60,739
Trademarks and trade names	12,200	(2,350)	9,850	12,200	(1,676)	10,524
Total intangible assets	$190,300	$(44,901)	$145,399	$190,300	$(31,390)	$158,910

Refer to Note 5 – Acquisition for more information related to the acquisition that occurred in the six months ended June 30, 2022.

Amortization expense for intangible assets was $6.8 million and $6.8 million for the three months ended June 30, 2023 and 2022, respectively, and $13.5 million and $11.8 million for the six months ended June 30, 2023 and 2022, respectively.

The estimated amortization expense for intangible assets subsequent to June 30, 2023, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2023	$13,511
2024	27,022
2025	27,022
2026	21,979
2027	21,882
Thereafter	33,983
$145,399

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

9. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued marketing expenses	$7,365	$2,093
Vehicle related expenses	11,015	14,789
Sales taxes	5,014	5,983
Accrued compensation and benefits	17,765	28,276
Accrued professional services	1,703	3,488
Accrued legal settlements(1)	4,306	7,383
Interest payable	4,121	3,990
Other	7,018	10,793
Total accrued expenses	$58,307	$76,795

(1) Accrued legal settlements are primarily related to legal challenges stemming from operational challenges created by the Company's prior rapid growth, which resulted in additional costs incurred, including legal settlements.

The Company’s other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Vehicle payable	$5,897	$3,617
Reserve for estimated returns	2,384	3,919
Insurance payable	632	4,551
Other	2,999	5,606
Total other current liabilities	$11,912	$17,693

10. Vehicle Floorplan Facility

In November 2022, the Company amended its floorplan facility with Ally Bank and Ally Financial (the “2022 Vehicle Floorplan Facility”). The 2022 Vehicle Floorplan Facility provides a committed credit line of up to $500.0 million which is scheduled to mature on March 31, 2024.

The amount of credit available to the Company on a monthly basis equals the product of (1) the greater of five times the aggregate number of retail units sold during the most recent month for which information is available or the aggregate number of retail units sold during the five most recent months for which information is available and (2) the greater of the average outstanding floorplan balance of all vehicles on the floorplan as of the immediately preceding month-end or the average monthly outstanding floorplan balance of all vehicles on the floorplan as of month-end for the immediately preceding five months. As of June 30, 2023, the borrowing capacity of the 2022 Vehicle Floorplan Facility was $171.6 million, of which $39.1 million was unutilized. As of December 31, 2022, the borrowing capacity of the 2022 Vehicle Floorplan Facility was $343.9 million, of which $66.9 million was unutilized.

Additionally, the Company may elect to increase its monthly credit line availability by an additional $25.0 million during any four months in the period from November 1, 2022 through March 31, 2024, subject to the maximum $500.0 million credit limit. The 2022 Vehicle Floorplan Facility allows for more flexibility in the Company's borrowing capacity. Consistent with the terms of the 2020 Vehicle Floorplan Facility, the Company and Vroom Automotive, LLC have provided Ally with a guaranty of payment of all amounts owed under the 2022 Vehicle Floorplan Facility as well as a security interest in all or substantially all tangible, intangible, and other personal property of Vroom, Inc., to secure obligations under the 2022 Vehicle Floorplan Facility.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The 2022 Vehicle Floorplan Facility bears interest at a rate equal to the Prime Rate, announced per annum by Ally Bank, plus 175 basis points. Additionally, the Company is subject to amended covenants and events of default. The Company is required to maintain a certain level of equity in the vehicles that are financed, to maintain at least 20.0% of the credit line in cash and cash equivalents, and to maintain a minimum required balance with Ally of at least 15.0% of the daily floorplan principal balance outstanding. The Company was required to pay a commitment fee upon execution of the 2022 Vehicle Floorplan Facility.

As of June 30, 2023 and December 31, 2022, outstanding borrowings on the vehicle floorplan facilities were $132.5 million and $277.0 million, respectively. Cash deposits required under the vehicle floorplan facilities of $19.9 million and $34.6 million are classified as "Restricted cash" within the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

Interest expense incurred by the Company for the vehicle floorplan facilities was $3.7 million and $6.3 million for the three months ended June 30, 2023 and 2022, respectively, and $9.2 million and $13.3 million for the six months ended June 30, 2023 and 2022, respectively, which are recorded within “Interest expense” in the condensed consolidated statements of operations. The weighted average interest rate on the vehicle floorplan borrowings was 10.00% and 9.25% as of June 30, 2023 and December 31, 2022, respectively.

As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants related to the vehicle floorplan facilities.

In connection with the vehicle floorplan facilities, the Company entered into credit balance agreements with Ally Bank and Ally Financial that permit the Company to deposit cash with the bank for the purpose of reducing the amount of interest payable for borrowings. Interest credits earned by the Company were $2.3 million and $3.6 million for the three months ended June 30, 2023 and 2022, respectively, and $5.8 million and $7.5 million for the six months ended June 30, 2023 and 2022, respectively, which are recorded within “Interest income” in the condensed consolidated statements of operations.

In August 2023, the Company amended its 2022 Vehicle Floorplan Facility to modify certain terms, and also amended the credit balance agreements to modify the minimum required credit balance calculation.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Warehouse Credit Facilities of Consolidated VIEs

UACC has four senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) with banking institutions as of June 30, 2023. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of June 30, 2023 and December 31, 2022, the Company had excess borrowing capacity of $93.0 million and $105.8 million on UACC's Warehouse Credit Facilities, respectively. The terms of the Warehouse Credit Facilities include the following:

	Facility One	Facility Two	Facility Three	Facility Four
Execution date	May 30, 2012	November 19, 2013	July 11, 2019	November 18, 2022
Maturity date	July 20, 2024	June 2, 2025	May 24, 2024	December 12, 2024
Aggregate borrowings limit (in thousands)	$200,000	$200,000	$200,000	$250,000
As of June 30, 2023
Aggregate principal balance of finance receivables pledged as collateral (in thousands)	$137,062	$24,516	$95,058	$—
Outstanding balance (in thousands)	$87,100	$18,735	$74,000	$—
Restricted cash (in thousands)	$4,805	$1,291	$4,047	$—
As of December 31, 2022
Aggregate principal balance of finance receivables pledged as collateral (in thousands)	$143,919	$142,503	$126,636	$—
Outstanding balance (in thousands)	$110,602	$19,615	$101,435	$—
Restricted cash (in thousands)	$8,110	$2,007	$5,537	$—

As of June 30, 2023 and December 31, 2022, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 7.00% and 6.19%, respectively.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

12. Long Term Debt

Debt instruments, excluding the 2022 Vehicle Floorplan Facility, which is discussed in Note 10 — Vehicle Floorplan Facility, and warehouse credit facilities of consolidated VIEs, which are discussed in Note 11 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Current portion of securitization debt of consolidated VIEs	$219,391	$47,239
Current portion of financing of beneficial interest in securitizations	12,080	—
Total current portion of long term debt	$231,471	$47,239
Convertible senior notes	$327,408	$359,254
Securitization debt of consolidated VIEs, net of current portion	197,584	32,590
Financing of beneficial interest in securitizations	9,629	—
Junior subordinated debentures	10,310	10,310
Long term debt, net of current portion	$544,931	$402,154
Total debt	$776,402	$449,393

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the three and six months ended June 30, 2023, the conditions allowing holders of the Notes to convert were not met.

During the three and six months ended June 30, 2023, the Company repurchased $18.2 million and $32.8 million in aggregate principal amount of the Notes, net of deferred issuance costs, for $7.3 million and $13.2 million, respectively,

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

in open-market transactions. The Company recognized a gain on extinguishment of debt of $10.9 and $19.6 million for the three and six months ended June 30, 2023, respectively.

The Company accounts for the Notes as a single liability-classified instrument measured at amortized cost. As of June 30, 2023, the unamortized debt discount and debt issuance costs was $5.1 million and the net carrying value was $327.4 million. As of December 31, 2022, the unamortized debt discount and debt issuance costs was $6.5 million and the net carrying value was $359.3 million.

The Notes were issued at par value and fees associated with the issuance of these Notes are amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense was $1.1 million and $2.0 million for the three months ended June 30, 2023 and 2022, respectively, and $2.2 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively. The effective interest rate of the Notes is 1.3%.

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

Upon the issuance of the securitization debt for the 2021-1 and 2023-1 securitization transactions, UACC retained the residual interests. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it is responsible for the administration and collection of the amounts owed under the contracts. In Q1 2023, UACC waived its servicing fees related to the 2022-2 securitization and subsequently consolidated the 2022-2 trust. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $34.8 million and $9.0 million as of June 30, 2023 and December 31, 2022, respectively.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The securitization debt issued is included in “Current portion of securitization debt of consolidated VIEs at fair value” and "Long term debt, net of current portion" on the condensed consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of June 30, 2023
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2021-1-D	June 10, 2026	$29,380	1.14%	$21,686	$21,393
United Auto Credit 2021-1-E	June 10, 2026	20,800	2.58%	20,800	20,170
United Auto Credit 2021-1-F	September 10, 2027	13,910	4.30%	13,910	13,539
United Auto Credit 2022-2-A	April 10, 2025	119,139	4.39%	31,173	31,120
United Auto Credit 2022-2-B	December 10, 2025	30,324	5.41%	30,324	30,003
United Auto Credit 2022-2-C	May 10, 2027	26,533	5.81%	26,533	26,148
United Auto Credit 2022-2-D	January 10, 2028	32,889	6.84%	32,889	32,297
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	33,440	30,420
United Auto Credit 2023-1-A	July 10, 2025	118,598	5.57%	68,433	68,296
United Auto Credit 2023-1-B	July 10, 2028	51,157	5.91%	51,157	50,661
United Auto Credit 2023-1-C	July 10, 2028	33,326	6.28%	33,326	32,996
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	35,653	36,152
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	23,465
Total rated notes		$568,405		$422,580	$416,660
United Auto Credit 2022-2-R	n/a	n/a	n/a	n/a	315
Total rated notes and residual		$568,405		$422,580	$416,975

As of December 31, 2022
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2021-1-C	June 10, 2026	$29,640	0.84%	$18,466	$18,322
United Auto Credit 2021-1-D	June 10, 2026	29,380	1.14%	29,380	28,481
United Auto Credit 2021-1-E	June 10, 2026	20,800	2.58%	20,800	19,685
United Auto Credit 2021-1-F	September 10, 2027	13,910	4.30%	13,910	13,341
		$93,730		$82,556	$79,829

The final scheduled payment date represents legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $106.7 million in 2023, $160.9 million in 2024, $91.3 million in 2025, $42.6 million in 2026 and $21.1 million in 2027.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The aggregate principal balance and the fair value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of June 30,		As of December 31,
	2023		2022
	Aggregate Principal Balance	Fair Value	Aggregate Principal Balance	Fair Value
United Auto Credit 2021-1	$57,829	$54,464	$84,477	$77,904
United Auto Credit 2022-2	170,368	143,263	—	—
United Auto Credit 2023-1	262,299	232,295	—	—
Total finance receivables of CFEs	$490,496	$430,022	$84,477	$77,904

Financing of Beneficial Interests in Securitizations

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance asset-backed securities issued in its securitization transactions and held by UACC pursuant to applicable risk retention rules. Under this facility, UACC sells such retained interests and agrees to repurchase them on a future date. In its initial transaction under this facility, UACC pledged $24.5 million of its retained beneficial interests as collateral, and received proceeds of $24.1 million, with expected repurchase dates ranging from March 2025 to September 2029. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lender, which will reduce the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, UACC may be required to transfer cash or additional securities as pledged under this facility. At the termination of this agreement, UACC is obligated to return the amounts borrowed.

The outstanding balance of this facility, net of unamortized debt issuance costs, was $21.7 million as of June 30, 2023, with $12.1 million included in "Current portion of long-term debt" and $9.6 million included in "Long-term debt, net of current portion" on the condensed consolidated balance sheet. As of June 30, 2023, the fair value of the collateral pledged under this facility was $22.0 million.

Junior Subordinated Debentures

On July 31, 2003, UACC issued junior subordinated debentures (trust preferred securities) of $10.0 million through a subsidiary, UPFC Trust I. The trust issuer is a 100 percent owned finance subsidiary and the securities are fully and unconditionally guaranteed by Vroom Automotive Finance Corporation. The interest is paid quarterly at a variable rate, equal to SOFR + 3.05%. The final maturity of these securities is on October 7, 2033; however, they can be called at par any time at the Company’s discretion.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Nasdaq Notice

On June 23, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it has regained compliance with Nasdaq Listing Rule 5450(a)(1), which requires that companies listed on the Nasdaq Global Select Market maintain a minimum bid price of $1.00 per share.

As previously reported, on April 14, 2023, the Company received a letter from Nasdaq indicating that, for the preceding 30 consecutive business days, the bid price for the Company’s common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company had been provided an initial period of 180 calendar days from the Nasdaq notification, or until October 11, 2023, to regain compliance. To regain compliance, the Company was required to maintain the Minimum Bid Price Requirement for a minimum of ten consecutive business days.

In its June 23, 2023 notice, Nasdaq notified the Company that the closing bid price of its common stock had been at $1.00 per share or greater for 11 consecutive business days, from June 8, 2023 to June 22, 2023. Accordingly, the Company regained compliance with the Minimum Bid Price Requirement and the matter was closed.

Other Matters

The Company enters into agreements with third parties in the ordinary course of business that may contain indemnification provisions. In the event that an indemnification claim is asserted, the Company’s liability, if any, would be

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

limited by the terms of the applicable agreement. Historically, the Company has not incurred material costs to defend lawsuits or settle claims related to indemnification provisions.

14. Preferred Stock and Stockholders’ Equity

Preferred Stock

On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of June 30, 2023, there was no preferred stock issued or outstanding.

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

15. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 3,019,108 shares of the Company’s common stock, (ii) an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030 of up to 4% of the shares of common stock outstanding on an as-converted basis on the last day of the immediately preceding fiscal year, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. As of June 30, 2023, the Company has registered an additional 11,011,780 shares of the Company's common stock to be issued pursuant to the 2020 Plan. As of June 30, 2023, there were 1,212,450 shares available for future issuance under the 2020 Plan.

On May 20, 2022, the Company adopted the 2022 Inducement Award Plan (the “Inducement Award Plan”). Awards under the Inducement Award Plan may only be granted to a newly hired employee who has not previously been an employee or a member of the Board or an employee who is being rehired following a bona fide period of non-employment by the Company, in each case as a material inducement to the employee’s entering into employment. An aggregate of 3,000,000 shares of the Company’s common stock are reserved for issuance under the Inducement Award Plan. As of June 30, 2023, there were 2,542,963 shares available for future issuance under the Inducement Award Plan.

RSUs

The Company recognized $2.1 million and $1.4 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2023 and 2022, respectively, and $3.9 million and $4.6 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, the Company had $17.7 million and $18.2 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.9 and 1.9 years, respectively.

On May 9, 2022, 1,200,000 RSUs having a grant date fair value of $1.08 per share were granted to the CEO and on May, 20, 2022, an aggregate of 3,190,000 RSUs having a grant date fair value of $1.45 per share were granted to certain members of the management team. On July 25, 2022, 140,000 RSUs having a grant date fair value of $1.64 per share were granted to a member of the management team. The RSUs were issued under the 2020 Plan and will vest on the third anniversary of the grant date, subject to continued employment through that date. The vesting of the RSUs will accelerate in one-third increments if the Company's common stock achieves a closing price at or above $7.50 per share for twenty consecutive trading days during the three-year vesting period; a closing price at or above $15.00 per share for twenty consecutive trading days in the second or third years of the vesting period; and a closing price at or above $21.00 per share for twenty consecutive trading days during the third year of the vesting period. As of June 30, 2023, the accelerated vesting conditions were not met.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$123,238	$—	$—	$123,238
CFE assets:
Finance receivables	—	—	430,022	430,022
Finance receivables at fair value	—	—	37,675	37,675
Beneficial interests in securitizations	—	6,553	—	6,553
Total financial assets	$123,238	$6,553	$467,697	$597,488
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	416,975	—	416,975
Total financial liabilities	$—	$416,975	$—	$416,975

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$182,687	$—	$—	$182,687
CFE assets:
Finance receivables	—	—	77,904	77,904
Finance receivables at fair value	—	—	75,270	75,270
Beneficial interests in securitizations	—	20,592	—	20,592
Total financial assets	$182,687	$20,592	$153,174	$356,453
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	79,829	—	79,829
Total financial liabilities	$—	$79,829	$—	$79,829

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

Beneficial interests in securitization: Beneficial interests in securitization relate to the 2022-1 securitization completed in February 2022 and include rated notes as well as certificates. The beneficial interests in the 2022-2 securitization completed in July 2022 were eliminated upon consolidation of the VIE in March 2023. Refer to Note 4 – Variable Interest Entities and Securitizations. The Company elected the fair value option on its beneficial interests in securitization.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value
Fair value as of January 1, 2023	$77,904	$75,270
Reclassification of finance receivables held for sale to finance receivables at fair value, net	248,081	—
Transfer within Level 3 categories	25,718	(25,718)
Consolidation of VIEs	180,706	—
Losses included in other income	(37,890)	(1,396)
Issuances, net of discount	—	3,392
Paydowns	(77,007)	(14,883)
Other	12,510	1,010
Fair value as of June 30, 2023	$430,022	$37,675

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2022	$—	$—	$—
Acquired in business combination	262,644	34,283	275,394
Transfer out of Level 3	—	—	(275,394)
Transfer within Level 3 categories	(10,904)	10,904	—
Losses included in other income	(18,279)	(10,163)	—
Issuances, net of discount	—	49,475
Sales	(24,312)	—	—
Paydowns	(56,749)	(17,941)	—
Other	6,977	1,849	—
Fair value as of June 30, 2022	$159,377	$68,407	$—

During the six months ended June 30, 2023, $180.7 million of finance receivables related to the 2022-2 securitization transaction were consolidated and classified as Level 3 and $248.1 million of finance receivables held for sale related to the 2023-1 securitization transaction were reclassified to Level 3 finance receivables of consolidated CFEs.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Other loss, net" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Financial Assets
Finance receivables of CFEs	$21,988	$924	$31,885	$15,295
Finance receivables at fair value	(10)	8,865	(1,422)	8,252
Beneficial interests in securitizations	261	165	922	321
Financial Liabilities
Debt of securitized VIEs	(6,029)	(352)	(7,251)	(2,716)
Total net loss included in other income	$16,210	$9,602	$24,134	$21,152

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of June 30, 2023	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$490,496	$44,898
Aggregate fair value of finance receivables that are reported at fair value	$430,022	$37,675
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$6,306	$548
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,535	$394

As of December 31, 2022	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$84,477	$89,068
Aggregate fair value of finance receivables that are reported at fair value	$77,904	$75,270
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$1,097	$1,499
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$985	$1,311

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of June 30, 2023	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$422,580
Aggregate fair value of rated notes of securitized VIEs	$416,660
Aggregate fair value of residual of securitized VIEs	$315

As of December 31, 2022	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$82,556
Aggregate fair value of rated notes of securitized VIEs	$79,829

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

	June 30,	December 31,
	2023	2022
Carrying value	$273,817	$299,235
Fair value	$275,755	$299,925

From time to time the Company may mark certain receivables classified as held for sale to fair value and classified as financial instruments recorded at fair value on a non-recurring basis. As of June 30, 2023 and December 31, 2022, there were $16.2 million and $22.4 million of finance receivables that were marked to fair value on a non-recurring basis, respectively. These are finance receivables that became delinquent and no longer meet the expected sales criteria. The Company uses a discounted cash flow model to estimate the present value of future recoveries for finance receivables. Such fair value measurement of finance receivables held for sale, net is considered Level 3 of the fair value hierarchy.

Convertible Senior Notes: The fair value of the Notes, which are not carried at fair value on the accompanying condensed consolidated balance sheets, was determined utilizing actual bids and offer prices of the Notes in markets that are not active and are classified within Level 2 of the fair value hierarchy.

	June 30,	December 31,
	2023	2022
Carrying value	$327,408	$359,254
Fair value	$131,333	$128,026

Financing of beneficial interests in securitizations: The fair value of the financing of beneficial interests in securitizations, which are not carried at fair value on the accompanying condensed consolidated balance sheets, approximated their carrying value as of June 30, 2023 and are classified within Level 3 of the fair value hierarchy.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the accompanying condensed consolidated balance sheets, approximated their carrying value as of June 30, 2023 and December 31, 2022 and are classified within Level 3 of the fair value hierarchy.

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

On January 18, 2023, the Company executed a reduction in force as part of the continued focus on reducing variable and fixed costs. The Company reduced Vroom’s headcount by approximately 275 employees based on the assessment of the Company's business needs, key initiatives, and long-term success and profitable growth. For the six months ended June 30, 2023, the Company incurred expenses of approximately $4.1 million, primarily consisting of severance.

On April 26, 2023, as part of the Company’s ongoing reexamination of all facets of the business, the Company implemented an organizational restructuring that included a reduction in force. The Company reduced Vroom’s headcount by approximately 120 employees and incurred total expenses of approximately $2.3 million for the three and six months ended June 30, 2023, primarily consisting of severance costs, as a result of this reduction in force.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the components of the restructuring and related charges:

	Three months ended June 30,		Six months ended June 30,		Total Charges Incurred to Date
	2023	2022	2023	2022
Charges by activity:
Severance and termination benefits (1)	$2,277	$4,946	$6,381	$4,946	$13,739
Impairment of operating lease right-of-use assets (2)	—	3,407	—	3,407	6,491
Other costs (3)	—	1,176	—	1,176	1,176
Total restructuring and related charges	$2,277	$9,529	$6,381	$9,529	$21,406

(1) Severance and termination costs consist of severance costs provided to employees who have been terminated as well outplacement costs and COBRA benefits.

(2) Impairment of operating lease right-of-use assets consist of costs associated with planned facility closures that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

(3) Other costs incurred to date consist of legal expenses incurred in connection with the Realignment Plan and acceleration of depreciation of property and equipment related to the planned facility closures.

Severance and termination benefits and other costs are included in "Selling, general, and administrative expenses" in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022.

The following table is a reconciliation of the beginning and ending restructuring liability for the six months ended June 30, 2023 and 2022:

Balance as of December 31, 2022	$810
Accrual and accrual adjustments	6,381
Cash payments	(6,237)
Balance as of June 30, 2023	$954

Balance as of December 31, 2021	$—
Accrual and accrual adjustments	5,529
Cash payments	(2,435)
Balance as of June 30, 2022	$3,094

The restructuring liability for severance and termination benefits is reflected in "Accrued Expenses" in the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022.

18. Segment Information

The Company has three reportable segments: Ecommerce, Wholesale, and Retail Financing. No operating segments have been aggregated to form the reportable segments.

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of June 30, 2023 and December 31, 2022, long-lived assets were predominantly located in the United States.

The Ecommerce reportable segment represents retail sales of used vehicles through the Company’s ecommerce platform, revenue earned on vehicle financing originated by UACC or the Company's third-party financing sources and sales of value-added products associated with those vehicles sales. The Wholesale reportable segment represents sales

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended June 30, 2023
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$138,225	$30,800	$42,128	$14,025	$225,178
Gross profit	$12,189	$(3,993)	$34,068	$3,737	$46,001

	Three Months Ended June 30, 2022
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$321,632	$82,901	$32,121	$38,783	$475,437
Gross profit	$33,509	$(1,934)	$28,720	$6,062	$66,357

	Six Months Ended June 30, 2023
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$273,858	$44,695	$74,116	$28,976	$421,645
Gross profit	$22,223	$(3,931)	$59,842	$6,672	$84,806

	Six Months Ended June 30, 2022
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$996,995	$222,885	$79,808	$99,524	$1,399,212
Gross profit	$67,828	$(4,686)	$73,682	$11,173	$147,997

The reconciliation between reportable segment gross profit to consolidated loss before provision (benefit) for income taxes is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation to consolidated total revenue
Total reportable segment revenue	$211,153	$436,654	$392,669	$1,299,688
All Other revenues	14,025	38,783	28,976	99,524
Consolidated total revenue	$225,178	$475,437	$421,645	$1,399,212
Reconciliation to consolidated loss before (benefit) provision for income taxes
Total reportable segment gross profit	$42,264	$60,295	$78,134	$136,824
All Other gross profit	3,737	6,062	6,672	11,173
Selling, general and administrative expenses	86,955	152,990	183,492	340,984
Depreciation and amortization	10,304	10,039	20,835	17,895
Impairment charges	1,353	3,407	1,353	205,110
Gain on debt extinguishment	(10,931)	—	(19,640)	—
Interest expense	8,938	9,533	18,857	18,913
Interest Income	(4,921)	(3,935)	(10,863)	(7,887)
Other loss, net	20,236	9,156	31,476	21,514
Consolidated loss before provision (benefit) for income taxes	$(65,933)	$(114,833)	$(140,704)	$(448,532)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was (0.58)% and (0.22)%, respectively. The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was (0.47)% and 5.12%, respectively. The effective tax rate for the six months ended June 30, 2022 was primarily driven by a deferred tax benefit recorded for the decrease of Valuation Allowance resulting from the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation) that occurred during the six months ended June 30, 2022 of $23.9 million.

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

The Company has not identified any uncertain tax positions as of June 30, 2023 or December 31, 2022. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

20. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net loss	$(66,318)	$(115,089)	$(141,362)	$(425,548)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	139,146,848	138,075,210	138,838,866	137,667,419
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.83)	$(1.02)	$(3.09)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of June 30,
	2023	2022
Convertible senior notes	5,936,226	11,158,722
Stock options	2,563,207	4,920,028
Restricted stock units	14,251,567	9,145,799
Total	22,751,000	25,224,549

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

Recent Events

Nasdaq Notice

On June 23, 2023, we received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) informing us that we have regained compliance with Nasdaq Listing Rule 5450(a)(1), which requires that companies listed on the Nasdaq Global Select Market maintain a minimum bid price of $1.00 per share.

As previously reported, on April 14, 2023, we received a letter from Nasdaq indicating that, for the preceding 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had been provided an initial period of 180 calendar days from the Nasdaq notification, or until October 11, 2023, to regain compliance. To regain compliance, we were required to maintain the Minimum Bid Price Requirement for a minimum of ten consecutive business days.

In its June 23, 2023 notice, Nasdaq notified us that the closing bid price of our common stock had been at $1.00 per share or greater for 11 consecutive business days, from June 8, 2023 to June 22, 2023. Accordingly, we regained compliance with the Minimum Bid Price Requirement and the matter was closed.

Convertible Note Repurchases

In March 2023, we repurchased $14.6 million in aggregate principal amount of our outstanding 0.75% unsecured Convertible Senior Notes due 2026 (the "Notes") in open market transactions for $5.9 million. In June 2023, we repurchased approximately $18.2 million in aggregate principal amount of the Notes, net of deferred issuance costs, in open market transactions for $7.3 million. Subject to market conditions and availability, we may continue to opportunistically repurchase Notes from time to time to reduce our outstanding indebtedness at a discount.

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

April 2023 Reduction in Force

On April 26, 2023, as part of our ongoing reexamination of all facets of the business, we implemented an organizational restructuring that included a reduction in force. We reduced Vroom’s headcount by approximately 120 employees, or approximately 11% of Vroom employees, excluding UACC, or approximately 7% measured across the combined Company. We incurred total expenses of approximately $2.3 million in the second quarter of 2023, primarily consisting of severance costs, and expect to achieve approximately $15.0 million of annualized cost savings as a result of the reduction in force in April. Combined with prior reductions, this reflects an approximately 55% reduction of our employees and contractors (excluding UACC) since January 2022.

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

For the three months ended June 30, 2023, our Ecommerce, Wholesale, and Retail Financing segments represented 61.4%, 13.7%, and 18.7% of our total revenue, respectively. For the six months ended June 30, 2023 our Ecommerce, Wholesale, and Retail Financing segments represented 64.9%, 10.6%, and 17.6% of our total revenue, respectively.

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

Our Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (61.4% and 64.9% of total revenue for the three and six months ended June 30, 2023): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform, revenue earned on vehicle financing originated by UACC or our third-party financing sources and sales of value-added products associated with those vehicles sales.

•
Wholesale (13.7% and 10.6% of total revenue for the three and six months ended June 30, 2023): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
Retail Financing (18.7% and 17.6% of total revenue for the three and six months ended June 30, 2023): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

Gross profit is defined as revenue less cost of sales for each segment. Reflected below is a summary of segment revenue and segment gross profit for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue:
Ecommerce	$138,225	$321,632	$273,858	$996,995
Wholesale	30,800	82,901	44,695	222,885
Retail Financing	42,128	32,121	74,116	79,808
All Other	14,025	38,783	28,976	99,524
Total revenue	$225,178	$475,437	$421,645	$1,399,212
Gross profit (loss):
Ecommerce	$12,189	$33,509	$22,223	$67,828
Wholesale	(3,993)	(1,934)	(3,931)	(4,686)
Retail Financing	34,068	28,720	59,842	73,682
All Other	3,737	6,062	6,672	11,173
Total gross profit	$46,001	$66,357	$84,806	$147,997

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Ecommerce units sold	4,127	9,233	8,060	28,706
Vehicle gross profit per ecommerce unit	$290	$2,166	$75	$1,100
Product gross profit per ecommerce unit	2,664	1,463	2,683	1,263
Total gross profit per ecommerce unit	$2,954	$3,629	$2,758	$2,363
Average monthly unique visitors	2,387,715	1,734,535	2,345,755	2,160,983
Ecommerce average days to sale	327	128	304	110
Inventory turnover	3.21	2.54	2.58	3.72
Inventory days to supply	113	144	140	97

Ecommerce Units Sold

Ecommerce units sold is defined as the number of vehicles sold and shipped to customers through our ecommerce platform, net of returns under our Vroom 7-Day Return Program. Ecommerce units sold exclude on-site sales of vehicles at TDA and through the Wholesale segment. Each vehicle sale through our ecommerce platform also creates the opportunity to leverage such sale to provide vehicle financing, sell value-added products and acquire trade-in vehicles from our customers, which we can either recondition and add to our inventory or sell through wholesale channels.

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

We calculate Adjusted EBITDA as EBITDA adjusted to exclude severance costs, gain on debt extinguishment, severe weather-related costs, goodwill impairment charge, realignment costs, acquisition related costs, and other costs related to lease impairment charges associated with closing one of our physical office locations. Changes in fair value of financial instruments can fluctuate significantly from period to period and previously related primarily to historical loans and debt which have been securitized, and acquired on February 1, 2022 from UACC. Our ongoing business model is to originate or purchase finance receivables with the intent to sell which we recognize at the lower of cost or fair value. As a result of current market conditions, the financial instruments related to the 2022-2 and 2023-1 securitization transactions are recognized on balance-sheet and accounted for under the fair value option. See Note 16 — Financial Instruments and Fair Value Measurements to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As a result, the majority of our finance receivables are now carried at fair value and a significant portion of the risk of loss associated with these finance receivables have been retained by UACC. We therefore have determined we will no longer make any adjustments for such fluctuations in fair value to our Adjusted EBITDA results. We have recast the prior periods presented to conform to current period presentation. We may account for future securitizations as on balance sheet transactions depending on market conditions.

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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA excluding securitization gain to net loss, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(66,318)	$(115,089)	$(141,362)	$(425,548)
Adjusted to exclude the following:
Interest expense	8,938	9,533	18,857	18,913
Interest income	(4,921)	(3,935)	(10,863)	(7,887)
Provision (benefit) for income taxes	385	256	658	(22,984)
Depreciation and amortization	10,536	10,115	21,173	18,010
EBITDA	$(51,380)	$(99,120)	$(111,537)	$(419,496)
Severance costs	$2,277	$—	$6,381	$—
Gain on debt extinguishment	(10,931)	—	(19,640)	—
Hail storm costs	2,353	—	2,353	—
Goodwill impairment charge	—	—	—	201,703
Realignment costs	—	9,529	—	9,529
Acquisition related costs	—	—	—	5,653
Other	1,352	2,127	1,352	2,127
Adjusted EBITDA	$(56,329)	$(87,464)	$(121,091)	$(200,484)
Securitization gain	—	—	—	(29,617)
Adjusted EBITDA excluding securitization gain	$(56,329)	$(87,464)	$(121,091)	$(230,101)

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

Data science and testing drive decision making across all of our conversion and sourcing efforts. By analyzing the data generated by the millions of visitors and tens of thousands of transactions on our platform, and continually testing strategies to maximize conversion rates, we form a better understanding of consumer preferences and try to create a more tailored ecommerce experience for consumers looking to purchase vehicles. Similarly, for consumers looking to sell vehicles to us, we use a vast set of data and data science to provide an automated pricing platform that delivers real time, market-driven appraisals, and continually test and optimize in order to further refine our approach to enhance the customer experience and drive increased vehicle purchases.

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

As part of our long-term roadmap and in response to a significant staff reduction by our primary third-party telephone sales support provider, we have been building our in-house sales team, have ceased using such third-party telephone sales provider and have meaningfully increased the level of sales supported internally, which we believe will improve our customer experience, and lower our selling costs. However, these reductions negatively impacted our sales volume in the first half of 2023 as we transitioned away from the third-party provider. Nevertheless, we do not expect this transition to have a long-term impact on our sales volume, or financial condition and results of operations as we reduce costs by expanding our internal sales force and leveraging our existing relationships with other sales partners, consistent with our long-term strategy to optimize our cost structure. By the third quarter of 2023, we expect our sales operations to be fully in-house as we wind down our existing relationships with other third-party sales support providers. The ability to successfully grow an effective internal sales team will be critical to our ability to achieve profitable growth.

In order to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, including delays in titling and registering vehicles purchased by our customers, we have undertaken various initiatives to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk. These initiatives include increased digitization and electronic transmission of transaction documents and implementation of our digital title vault to ensure that titles are quality checked and vaulted in Vroom's name prior to listing of vehicles on our website. As we improve the customer experience and drive efficiency in transaction processing, we expect that we will attract more visitors, improve conversion, drive greater sales and continue to source vehicles from consumers. If we cannot manage our growth effectively to maintain the quality and efficiency of our customers’ experience, our business, financial condition and results of operations could be materially and adversely affected. See “Risks Related to Our Growth and Strategy—Our prior rapid growth is not indicative of our short-term strategy under our long-term roadmap and, if and when we return to rapid growth, we may not be able to manage our growth effectively" in our Annual Report.

Ability to optimize the mix of inventory to drive increased gross profit and improvements to our unit economics

Improving unit economics and driving increased gross profit requires a number of important capabilities, including the ability to finance the acquisition of inventory at competitive rates, source high quality vehicles across various acquisition channels nationwide, secure adequate reconditioning capacity and execute effective marketing strategies to increase consumer sourcing. In addition, our ability to accurately forecast pricing and consumer demand for specific types of vehicles is critical to sourcing high quality, high-demand vehicles, as well as lower-price-point vehicles to take advantage of the expanded sales opportunities to customers across the credit spectrum enabled by the UACC Acquisition. The ability to source the optimal mix of quality inventory will continue to be a key driver of improved unit economics and increased gross profit. This ability is enabled by our data science capabilities that leverage the growing amount of data at our disposal and generate predictive data analytics that fine-tune our supply and sourcing models. As we continue to invest in our operational efficiency and data science, we expect that we will improve our unit economics and in turn drive increased gross profit.

We strategically source inventory from consumers, auctions, rental car companies, OEMs and dealers. For the three and six months ended June 30, 2023, vehicles sourced from consumers represent the substantial majority of our retail inventory sold. Because the quality of vehicles and associated gross margin profile vary across each channel, the mix of inventory sources has an impact on our profitability. We continually evaluate the optimal mix of sourcing channels and strive to source vehicles in a way that generates the highest sales margins and shortest inventory turns in order to maximize our average gross profit per unit and improve our unit economics. For example, purchasing vehicles at third-party auctions is competitive and, consequently, vehicle prices at third-party auctions tend to be higher than vehicle prices for vehicles sourced directly from consumers. Accordingly, as part of our sourcing strategy, we have strategically increased the percentage of vehicle sales that we source from consumers.

As we continue to make progress on our initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, a higher portion of our unit sales in the first half of 2023 was from aged inventory as we obtained titles for vehicles not previously listed for sale, which negatively impacted our GPPU. While we sold through the majority of our aged inventory in the first half of 2023, we expect our aged inventory mix to continue to negatively impact GPPU through the remainder of 2023, but to a lesser extent.

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

We employ a hybrid approach that combines the use of our proprietary vehicle reconditioning center ("VRC") and VRCs primarily operated by a single third-party provider to best meet our reconditioning needs. We intend to optimize reconditioning capacity and operational efficiency through distributed third-party VRC locations and additional proprietary VRCs. Our use of third-party VRCs to recondition vehicles allows us to avoid additional capital expenditures, quickly adjust capacity, maintain greater operational flexibility and broaden our geographic footprint to drive lower logistics costs. Proprietary VRCs will enable us to have increased control over our reconditioning operations, ensure adequate capacity, optimize our end-to-end supply chain and support our regional operating model. We have integrated regional management of our distributed reconditioning and logistics operations as part of our ongoing efforts to optimize our operations and enhance our customer experience.

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

Ability to optimize our logistics network

As we scaled our business, we not only added proprietary line-haul capability, but also built our third-party logistics network nationwide through the development of strategic carrier arrangements with national haulers and the consolidation of our carrier base into a smaller number of carriers in dedicated operating regions. We expect that these enhanced logistics operations, combined with the expansion of strategically located VRCs, will drive efficiency in our logistics operations. We have been accelerating our strategy to optimize our hybrid approach by focusing on improving the quality and reliability of our logistics operations. We previously prioritized investment in our last mile hub delivery operations, where we had the greatest impact on the customer experience, including by investing in short-haul vehicles to make regional deliveries from our last mile hubs, and line-haul vehicles for hub-to-hub shipments on high-volume routes and to shorten delivery routes for third-party carriers. We have started to focus on leveraging our proprietary logistics network for inbound transportation related to acquisitions, including driveway inspections for consumer sourced vehicles. We are also continuing to invest in our processes and technology to remove inefficiencies and increase automation. Consistent with our long-term roadmap and the continued development of our regional operating model, we intend to continue to strategically combine the operation of our proprietary fleet with the use of third-party carriers, as well as synchronize our end-to-end supply chain to increase sales velocity and optimize flow of our inventory. We plan to reduce the number of miles our vehicles travel and lower our inbound and outbound transportation costs using our regional operating model. We believe these initiatives will enable us to reduce logistics costs per mile, improve our inventory turnover and provide the highest level of customer service. We expect that optimizing our logistics network through this hybrid approach will result in improved unit economics, increased profitability and an enhanced customer experience.

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

While credit losses are inherent in the automotive finance receivables business, several variables have affected UACC’s recent loss and delinquency rates, including rising interest rates, the current inflationary environment and vehicle depreciation. UACC is currently experiencing higher loss severity and higher losses on its finance receivables, which has negatively impacted the fair value of our finance receivables and the losses recognized during the first half of 2023. Higher than anticipated credit losses may continue to negatively impact our business throughout the remainder of 2023, especially because UACC primarily operates in the sub-prime sector of the market which is expected to have more volatility. Furthermore, advance rates available to UACC on borrowings from the Warehouse Credit Facilities may decrease as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates, which may in turn have adverse impact on our liquidity.

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

We intend to structure UACC's securitization transactions to achieve off-balance sheet accounting treatment and recognize a gain on sale of the securitized finance receivables. However, if UACC fails to sell the subordinate notes or the residual interests, it will preclude us from recognizing the sale and result in the securitization trust being consolidated and therefore remaining on balance sheet. In January 2023, UACC completed the 2023-1 securitization transaction, selling the investment grade rated asset-backed securities, and in April 2023, UACC sold the non-investment grade rated securities. As a result of current market conditions, which led to unfavorable pricing, UACC retained the residual interests and we accounted for the 2023-1 securitization transaction as secured borrowings. The related finance receivables and securitization debt remain on balance sheet. In the future, we may account for UACC securitizations as on balance sheet transactions depending on the market conditions.

In addition, due to the increased loss severity, UACC elected to waive monthly servicing fees related to the 2022-2 securitization transaction in the first quarter of 2023. The waiver of monthly servicing fees related to the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on our financial statements. Waiver of monthly servicing fees also resulted in reduced servicing income.

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

Seasonality

Used vehicle sales have historically been seasonal. The used vehicle industry typically experiences an increase in sales early in the calendar year and reaches its highest point late in the first quarter and early in the second quarter. Vehicle sales then level off through the rest of the year, with the lowest level of sales in the fourth quarter. This seasonality has historically corresponded with the timing of income tax refunds, which are an important source of funding for vehicle purchases. Additionally, used vehicles typically depreciate at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. However, the past few years have not followed typical depreciation trends and there remains continued uncertainty surrounding market trends. See “Risk Factors—Risks Related to Our Financial Condition and Results of Operations—We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business” in our Annual Report.

Macroeconomic Factors

Both the United States and global economies are experiencing a sustained inflationary environment and the Federal Reserve’s efforts to tame inflation have led to, and may continue to lead to, increased interest rates, which affects automotive finance rates, reducing discretionary spending and making vehicle financing more costly and less accessible to many consumers. In addition, economists believe the global economy may experience a recessionary environment in 2023. On March 10 and March 12, 2023, the Federal Deposit Insurance Corporation ("FDIC") took control and was appointed receiver of Silicon Valley Bank and Signature Bank, respectively. Other regional banks also closed or faced risk of closure, which created additional economic uncertainty. Moreover, Russia’s invasion of Ukraine and resulting sanctions by the United States, European Union and other countries has increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets and uncertainty about world-wide oil supply and demand, which in turn has increased the volatility of oil and natural gas prices. A significant escalation or expansion of economic disruption could continue to impact consumer spending, disrupt our supply chain, broaden inflationary costs, and could have a material adverse effect on our results of operations. We will continue to actively monitor and develop responses to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our business throughout 2023.

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

In January 2023, UACC completed the 2023-1 securitization transaction, retaining the residual interests, and we accounted for the 2023-1 securitization transaction as secured borrowings. During the first quarter of 2023, we also consolidated the 2022-2 securitization transaction and accounted for it as secured borrowings. Refer to "Finance revenue" below for further details.

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

In February 2022, UACC completed the 2022-1 securitization transaction, which qualified as sales, therefore we recorded a gain on the sale of the finance receivables. The amount of the gain is equal to the fair value of the net proceeds received less the carrying amount of the finance receivables. Although our long-term plan is to structure future securitization transactions similar to the 2022-1 securitization transaction and account for them as sales, market conditions may impact our ability to achieve sales accounting treatment. In January 2023, UACC completed the 2023-1 securitization transaction, selling the investment grade rated asset-backed securities, and in April 2023, UACC sold the non-investment grade rated securities. As a result of current market conditions, which led to unfavorable pricing, UACC retained the residual interests and we accounted for the 2023-1 securitization transaction as secured borrowings. The related finance receivables and securitization debt remained on balance sheet. We may account for future securitizations as on balance sheet transactions depending on the market conditions.

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

Impairment Charges

Impairment charges represent an impairment charge to write down the carrying amount of goodwill to fair value and lease impairment charges related to closing physical office locations and Sell Us Your Car® centers.

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

Results of Operations

The following table presents our condensed consolidated results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Revenue:
Retail vehicle, net	$136,568	$341,724	(60.0)%	$271,838	$1,048,910	(74.1)%
Wholesale vehicle	30,800	82,901	(62.8)%	44,695	222,885	(79.9)%
Product, net	11,924	14,324	(16.8)%	23,424	38,773	(39.6)%
Finance	42,128	32,121	31.2%	74,116	79,808	(7.1)%
Other	3,758	4,367	(13.9)%	7,572	8,836	(14.3)%
Total revenue	225,178	475,437	(52.6)%	421,645	1,399,212	(69.9)%
Cost of sales:
Retail vehicle	134,539	319,903	(57.9)%	270,263	1,015,412	(73.4)%
Wholesale vehicle	34,793	84,834	(59.0)%	48,626	227,571	(78.6)%
Product	704	—	100.0%	1,601	—	100.0%
Finance	8,060	3,402	136.9%	14,274	6,126	133.0%
Other	1,081	941	14.9%	2,075	2,106	(1.5)%
Total cost of sales	179,177	409,080	(56.2)%	336,839	1,251,215	(73.1)%
Total gross profit	46,001	66,357	(30.7)%	84,806	147,997	(42.7)%
Selling, general and administrative expenses	86,955	152,990	(43.2)%	183,492	340,984	(46.2)%
Depreciation and amortization	10,304	10,039	2.6%	20,835	17,895	16.4%
Impairment charges	1,353	3,407	(60.3)%	1,353	205,110	(99.3)%
Loss from operations	(52,611)	(100,079)	47.4%	(120,874)	(415,992)	70.9%
Gain on debt extinguishment	(10,931)	—	(100.0)%	(19,640)	—	(100.0)%
Interest expense	8,938	9,533	(6.2)%	18,857	18,913	(0.3)%
Interest income	(4,921)	(3,935)	25.1%	(10,863)	(7,887)	37.7%
Other loss, net	20,236	9,156	121.0%	31,476	21,514	46.3%
Loss before provision (benefit) for income taxes	(65,933)	(114,833)	42.6%	(140,704)	(448,532)	68.6%
Provision (benefit) for income taxes	385	256	50.4%	658	(22,984)	102.9%
Net loss	$(66,318)	$(115,089)	42.4%	$(141,362)	$(425,548)	66.8%

Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (61.4% and 64.9% of total revenue for the three and six months ended June 30, 2023): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform, revenue earned on vehicle financing originated by UACC or our third-party financing sources and sales of value-added products associated with those vehicles sales.

•
Wholesale (13.7% and 10.6% of total revenue for the three and six months ended June 30, 2023): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
Retail Financing (18.7% and 17.6% of total revenue for the three and six months ended June 30, 2023): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

Three Months Ended June 30, 2023 and 2022

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	4,127	9,233	(5,106)	(55.3)%
Ecommerce revenue:
Vehicle revenue	$126,529	$308,123	$(181,594)	(58.9)%
Product revenue	11,696	13,509	(1,813)	(13.4)%
Total ecommerce revenue	$138,225	$321,632	$(183,407)	(57.0)%
Ecommerce gross profit:
Vehicle gross profit	$1,196	$20,000	$(18,804)	(94.0)%
Product gross profit	10,993	13,509	(2,516)	(18.6)%
Total ecommerce gross profit	$12,189	$33,509	$(21,320)	(63.6)%
Average vehicle selling price per ecommerce unit	$30,659	$33,372	$(2,713)	(8.1)%
Product revenue per ecommerce unit	2,834	1,463	1,371	93.7%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$290	$2,166	$(1,876)	(86.6)%
Product gross profit per ecommerce unit	2,664	1,463	1,201	82.1%
Total gross profit per ecommerce unit	$2,954	$3,629	$(675)	(18.6)%
Ecommerce average days to sale	327	128	199	155.4%

Ecommerce units

Ecommerce units sold decreased 5,106, or 55.3%, from 9,233 for the three months ended June 30, 2022 to 4,127 for the three months ended June 30, 2023. This decrease was driven by our strategic decision to prioritize unit economics over unit sales volume starting in the middle of the second quarter of 2022, pressure on servicing our demand as we scale our internal sales team, as well as macroeconomic factors.

Ecommerce average days to sale increased from 128 days for the three months ended June 30, 2022 to 327 days for the three months ended June 30, 2023. We have undertaken various initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, in particular with titling and registration processes. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they resulted in delays in listing vehicles for sale and caused a higher portion of our unit sales in the second quarter of 2023 to be from aged inventory which increased the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. We expect ecommerce average days to sale to improve in the second half of 2023 as we continue to improve our processes and sell the remainder of our aged inventory through the end of 2023.

Vehicle Revenue

Ecommerce vehicle revenue decreased $181.6 million, or 58.9%, from $308.1 million for the three months ended June 30, 2022 to $126.5 million for the three months ended June 30, 2023. The decrease in ecommerce vehicle revenue was primarily attributable to the 5,106 decrease in ecommerce units sold, which decreased vehicle revenue by $170.4 million, and a decrease in ASP per unit, which decreased from $33,372 for the three months ended June 30, 2022 to $30,659 for the three months ended June 30, 2023 and decreased vehicle revenue by $11.2 million.

The decrease in ASP per unit was primarily due to market depreciation in the second half of 2022. We expect ASP to continue to fluctuate as a result of market conditions and adjustments to our inventory based upon demand predicted by our data analytics.

Product Revenue

Ecommerce product revenue decreased $1.8 million, or 13.4%, from $13.5 million for the three months ended June 30, 2022 to $11.7 million for the three months ended June 30, 2023. The decrease in ecommerce product revenue was primarily attributable to the 5,106 decrease in ecommerce units sold, which decreased product revenue by $7.5 million, partially offset by an increase in product revenue per unit, which increased from $1,463 for the three months ended June 30, 2022 to $2,834 for the three months ended June 30, 2023 and increased product revenue by $5.7 million. The increase in product revenue per unit is primarily due to an increase in interest income earned on finance receivables from Vroom customers originated or serviced by UACC as compared to the second quarter of 2022.

Vehicle Gross Profit

Ecommerce vehicle gross profit decreased $18.8 million, or 94.0%, from $20.0 million for the three months ended June 30, 2022 to $1.2 million for the three months ended June 30, 2023. The decrease in vehicle gross profit was primarily attributable to the 5,106 decrease in ecommerce units sold, which decreased vehicle gross profit by $11.1 million. Additionally, vehicle gross profit per unit decreased $1,876 from $2,166 for the three months ended June 30, 2022 to $290 for three months ended June 30, 2023, which decreased vehicle gross profit by $7.7 million. The decrease was primarily driven by lower sales margin on aged inventory, and to a lesser extent due to lower shipping fees as a result of free shipping options for customers, and higher reconditioning costs per unit related to an increased mix of higher mileage and aged vehicles along with significant parts inflation. The decreases were partially offset by a lower inventory reserve as a result of a decrease in inventory levels as we continued to sell through our aged inventory.

As we continue to make progress on our initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, a higher portion of our unit sales in the second quarter of 2023 was from aged inventory as we obtained titles for vehicles not previously listed for sale, which negatively impacted our sales margin and GPPU. While we sold through the majority of our aged inventory in the first half of 2023, we expect our aged inventory mix to continue to negatively impact sales margin and GPPU through the remainder of 2023, but to a lesser extent.

Product Gross Profit

Ecommerce product gross profit decreased $2.5 million, or 18.6%, from $13.5 million for the three months ended June 30, 2022 to $11.0 million for the three months ended June 30, 2023. The decrease in ecommerce product gross profit was primarily attributable to the 5,106 decrease in ecommerce units sold, which decreased product gross profit by $7.5 million, partially offset by a $1,201 increase in product gross profit per unit, which increased product gross profit by $5.0 million. Product gross profit per unit increased from $1,463 for the three months ended June 30, 2022 to $2,664 for the three months ended June 30, 2023, primarily due to an increase in interest income earned, partially offset by interest expense on securitization debt related to finance receivables from Vroom customers originated or serviced by UACC, as compared to the second quarter of 2022.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	1,834	5,867	(4,033)	(68.7)%
Wholesale revenue	$30,800	$82,901	$(52,101)	(62.8)%
Wholesale gross loss	$(3,993)	$(1,934)	$(2,059)	106.5%
Average selling price per unit	$16,794	$14,130	$2,664	18.9%
Wholesale gross loss per unit	$(2,177)	$(330)	$(1,847)	559.7%

Wholesale Units

Wholesale units sold decreased 4,033, or 68.7%, from 5,867 for the three months ended June 30, 2022 to 1,834 for the three months ended June 30, 2023, primarily driven by a decrease in wholesale units purchased from consumers and a lower number of trade-in vehicles associated with the decrease in the number of ecommerce units sold.

Wholesale Revenue

Wholesale revenue decreased $52.1 million, or 62.8%, from $82.9 million for the three months ended June 30, 2022 to $30.8 million for the three months ended June 30, 2023. The decrease was primarily attributable to the 4,033 decrease in wholesale units sold, which decreased wholesale revenue by $57.0 million, partially offset by a higher ASP per wholesale unit, which increased wholesale revenue by $4.9 million. The increase in ASP per wholesale unit was primarily due to the shift in mix of vehicles sold through the wholesale channel as a result of the hail storm damage discussed below.

Wholesale Gross Loss

Wholesale gross loss increased $2.1 million from $1.9 million for the three months ended June 30, 2022 to $4.0 million for the three months ended June 30, 2023. The increase was primarily attributable to a $1,847 increase in wholesale gross loss per unit from $330 for the three months ended June 30, 2022 to $2,177 for the three months ended June 30, 2023, which increased wholesale gross loss by $3.4 million. The increase was partially offset by the 4,033 decrease in wholesale units sold which decreased gross loss by $1.3 million.

The increase in wholesale gross loss per unit was primarily driven by lower sales margins and was partially offset by a lower inventory reserve as a result of a decrease in inventory levels. During the three months ended June 30, 2023, certain of our vehicles located in our Orlando, Florida and Denver, Colorado locations were damaged by hail storms, which resulted in an aggregate loss of $2.4 million, net of insurance recoveries. The majority of hail damaged vehicles have been sold or are expected to be sold through the wholesale market.

Retail Financing

The following table presents our Retail Financing segment results of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(in thousands)
Retail Financing revenue	$42,128	$32,121	$10,007	31.2%
Retail Financing gross profit	$34,068	$28,720	$5,348	18.6%

Retail Financing Revenue

Retail Financing revenue increased $10.0 million, or 31.2%, from $32.1 million for the three months ended June 30, 2022 to $42.1 million for the three months ended June 30, 2023. The increase was primarily driven by an increase in interest income earned on finance receivables with third-party dealership customers as a result of the consolidation of the 2022-2 and 2023-1 securitization transactions, partially offset by a decrease in servicing income.

Retail Financing Gross Profit

Retail Financing gross profit increased $5.4 million, or 18.6%, from $28.7 million for the three months ended June 30, 2022 to $34.1 million for the three months ended June 30, 2023. The increase was primarily driven by an increase in interest income earned on finance receivables with third-party dealership customers as a result of the consolidation of the 2022-2 and 2023-1 securitization transactions. The increase was partially offset by an increase in collection expenses related to servicing finance receivables originated by UACC and an increase in interest expense on securitization debt.

Selling, general and administrative expenses

	Three Months Ended June 30,
	2023	2022	Change	% Change
	(in thousands)
Compensation & benefits	$41,957	$68,891	$(26,934)	(39.1)%
Marketing expense	14,970	21,138	(6,168)	(29.2)%
Outbound logistics (1)	1,970	8,232	(6,262)	(76.1)%
Occupancy and related costs	4,284	5,721	(1,437)	(25.1)%
Professional fees	3,635	6,827	(3,192)	(46.8)%
Software and IT costs	8,987	11,306	(2,319)	(20.5)%
Other	11,152	30,875	(19,723)	(63.9)%
Total selling, general & administrative expenses	$86,955	$152,990	$(66,035)	(43.2)%

(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses associated with vehicle deliveries. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses decreased $66.0 million, or 43.2%, from $153.0 million for the three months ended June 30, 2022 to $87.0 million for the three months ended June 30, 2023. The total decrease was primarily caused by:

•
a $26.9 million decrease in compensation and benefits primarily as a result of workforce reductions;

•
a $6.3 million decrease in outbound logistics costs attributable to the decrease in ecommerce units sold as well as a decrease in outbound logistics cost per ecommerce unit;

•
a $6.2 million decrease in marketing expense contemplated by our long-term roadmap;

•
a $3.2 million decrease in professional fees primarily related to decreased legal and other consulting fees compared to the second quarter of 2022;

•
a $2.3 million decrease in software and IT costs primarily related to volume-based fees as a result of reduced headcount;

•
a $19.7 million decrease in other SG&A expenses primarily due to a decrease in our non-recurring costs, including legal settlements and rental car expenses, as we worked to address our operational challenges created by our rapid growth from 2020 through the first quarter of 2022 as well as reduced fixed and variable costs contemplated by our long-term roadmap.

We expect SG&A expenses to decrease in the future driven by further reductions in both fixed and variable cost components as we continue to optimize our operations. We may not be able to fully realize further cost savings and benefits initially anticipated from the long-term roadmap, and the future costs may be greater than expected.

Depreciation and amortization

Depreciation and amortization expenses remained relatively consistent from $10.0 million for the three months ended June 30, 2022 to $10.3 million for the three months ended June 30, 2023.

Impairment Charges

Impairment charges represent lease impairment charges of $1.4 million and $3.4 million for the three months ended June 30, 2023 and 2022, respectively, related to closing physical office locations and Sell Us Your Car® centers.

Gain on debt extinguishment

Gain on debt extinguishment represents a gain of $10.9 million for the three months ended June 30, 2023, related to the repurchase of $18.2 million in aggregate principal balance of the Notes, net of deferred issuance costs, for $7.3 million.

Interest expense

Interest expense decreased $0.6 million, or 6.2%, from $9.5 million for the three months ended June 30, 2023, to $8.9 million for the three months ended June 30, 2023. The decrease was primarily attributable to a decrease of $2.4 million in interest expense related to a lower outstanding balance on the 2022 Vehicle Floorplan Facility, as well as a decrease in interest expense on the Notes of $0.9 million due to the repurchase of the Notes during the second half of 2022 and first half of 2023. The decrease was partially offset by an increase in interest expense incurred on UACC's Warehouse Credit Facilities, which increased interest expense by $2.7 million.

Interest income

Interest income increased $1.0 million, or 25.1%, from $3.9 million for the three months ended June 30, 2022 to $4.9 million for the three months ended June 30, 2023. The increase in interest income was primarily driven by higher interest rates earned on cash and cash equivalents.

Other loss, net

Other loss, net increased $11.0 million, or 121.0%, from $9.2 million for the three months ended June 30, 2022 to $20.2 million for the three months ended June 30, 2023. The increase in other loss was primarily driven by an increase in realized and unrealized losses on the fair value of finance receivables including the 2023-1 securitization transaction and the 2022-2 securitization transaction (resulting from consolidation).

Six Months Ended June 30, 2023 and 2022

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	8,060	28,706	(20,646)	(71.9)%
Ecommerce revenue:
Vehicle revenue	$250,636	$960,747	$(710,111)	(73.9)%
Product revenue	23,222	36,248	(13,026)	(35.9)%
Total ecommerce revenue	$273,858	$996,995	$(723,137)	(72.5)%
Ecommerce gross profit:
Vehicle gross profit	$602	$31,580	$(30,978)	(98.1)%
Product gross profit	21,621	36,248	(14,627)	(40.4)%
Total ecommerce gross profit	$22,223	$67,828	$(45,605)	(67.2)%
Average vehicle selling price per ecommerce unit	$31,096	$33,469	$(2,373)	(7.1)%
Product revenue per ecommerce unit	2,881	1,263	1,618	128.1%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$75	$1,100	$(1,025)	(93.2)%
Product gross profit per ecommerce unit	2,683	1,263	1,420	112.4%
Total gross profit per ecommerce unit	$2,758	$2,363	$395	16.7%
Ecommerce average days to sale	304	110	194	175.9%

Ecommerce units

Ecommerce units sold decreased 20,646, or 71.9%, from 28,706 for the six months ended June 30, 2022 to 8,060 for the six months ended June 30, 2023. This decrease was driven by our strategic decision to prioritize unit economics over unit sales volume starting in the middle of the second quarter of 2022, pressure on servicing our demand as a result of reducing third-party sales support staff and scaling our internal sales team, as well as macroeconomic factors.

Ecommerce average days to sale increased from 110 days for the six months ended June 30, 2022 to 304 days for the six months ended June 30, 2023. We have undertaken various initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, in particular with titling and registration processes. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they resulted in delays in listing vehicles for sale and caused a higher portion of our unit sales in the first half of 2023 to be from aged inventory which increased the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. We expect ecommerce average days to sale to improve in the second half of 2023 as we continue to improve our processes and sell the remainder of our aged inventory through the end of 2023.

Vehicle Revenue

Ecommerce vehicle revenue decreased $710.1 million, or 73.9%, from $960.7 million for the six months ended June 30, 2022 to $250.6 million for the six months ended June 30, 2023. The decrease in ecommerce vehicle revenue was primarily attributable to the 20,646 decrease in ecommerce units sold, which decreased vehicle revenue by $691.0 million, and a decrease in ASP per unit, which decreased from $33,469 for the six months ended June 30, 2022 to $31,096 for the six months ended June 30, 2023 and decreased vehicle revenue by $19.1 million.

The decrease in ASP per unit was primarily due to market depreciation in the second half of 2022. We expect ASP to continue to fluctuate as a result of market conditions and adjustments to our inventory based upon demand predicted by our data analytics.

Product Revenue

Ecommerce product revenue decreased $13.0 million, or 35.9%, from $36.2 million for the six months ended June 30, 2022 to $23.2 million for the six months ended June 30, 2023. The decrease in ecommerce product revenue was primarily attributable to the 20,646 decrease in ecommerce units sold, which decreased product revenue by $26.0 million, partially offset by an increase in product revenue per unit, which increased from $1,263 for the six months ended June 30, 2022 to $2,881 for the six months ended June 30, 2023 and increased product revenue by $13.0 million. The increase in product revenue per unit is primarily due to an increase in interest income earned on finance receivables from Vroom customers originated or serviced by UACC as compared to the first half of 2022.

Vehicle Gross Profit

Ecommerce vehicle gross profit decreased $31.0 million, or 98.1%, from $31.6 million for the six months ended June 30, 2022 to $0.6 million for the six months ended June 30, 2023. The decrease in vehicle gross profit was primarily attributable to the 20,646 decrease in ecommerce units sold, which decreased vehicle gross profit by $22.7 million. Additionally, vehicle gross profit per unit decreased $1,025 from $1,100 for the six months ended June 30, 2022 to $75 for six months ended June 30, 2023, which decreased vehicle gross profit by $8.3 million. The decrease was primarily driven by lower sales margin on aged inventory and higher reconditioning costs per unit related to an increased mix of higher mileage and aged vehicles along with significant parts inflation. The decreases were partially offset by a lower inventory reserve as a result of a decrease in inventory levels as we continued to sell through our aged inventory.

As we continue to make progress on our initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, a higher portion of our unit sales in the first half of 2023 was from aged inventory as we obtained titles for vehicles not previously listed for sale, which negatively impacted our sales margin and GPPU. While we sold through the majority of our aged inventory in the first half of 2023, we expect our aged inventory mix to continue to negatively impact sales margin and GPPU through the remainder of 2023, but to a lesser extent.

Product Gross Profit

Ecommerce product gross profit decreased $14.6 million, or 40.4%, from $36.2 million for the six months ended June 30, 2022 to $21.6 million for the six months ended June 30, 2023. The decrease in ecommerce product gross profit was primarily attributable to the 20,646 decrease in ecommerce units sold, which decreased product gross profit by $26.1 million, partially offset by a $1,420 increase in product gross profit per unit, which increased product gross profit by $11.5 million. Product gross profit per unit increased from $1,263 for the six months ended June 30, 2022 to $2,683 for the six months ended June 30, 2023, primarily due to an increase in interest income earned, partially offset by interest expense on securitization debt related to finance receivables from Vroom customers originated or serviced by UACC, as compared to the first quarter of 2022.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	3,003	15,980	(12,977)	(81.2)%
Wholesale revenue	$44,695	$222,885	$(178,190)	(79.9)%
Wholesale gross loss	$(3,931)	$(4,686)	$755	16.1%
Average selling price per unit	$14,883	$13,948	$935	6.7%
Wholesale gross loss per unit	$(1,309)	$(293)	$(1,016)	346.8%

Wholesale Units

Wholesale units sold decreased 12,977, or 81.2%, from 15,980 for the six months ended June 30, 2022 to 3,003 for the six months ended June 30, 2023, primarily driven by a decrease in wholesale units purchased from consumers and a lower number of trade-in vehicles associated with the decrease in the number of ecommerce units sold.

Wholesale Revenue

Wholesale revenue decreased $178.2 million, or 79.9%, from $222.9 million for the six months ended June 30, 2022 to $44.7 million for the six months ended June 30, 2023. The decrease was primarily attributable to the 12,977 decrease in wholesale units sold, which decreased wholesale revenue by $181.0 million, partially offset by a higher ASP per wholesale unit, which increased wholesale revenue by $2.8 million. The increase in ASP per wholesale unit was primarily due to the shift in mix of vehicles sold through the wholesale channel as a result of the hail storm damage discussed below.

Wholesale Gross Loss

Wholesale gross loss decreased $0.8 million, or 16.1%, from $4.7 million for the six months ended June 30, 2022 to $3.9 million for the six months ended June 30, 2023. The change was primarily attributable to the 12,977 decrease in wholesale units sold, which decreased wholesale gross loss by $3.8 million, partially offset by a $1,016 increase in wholesale gross loss per unit from $293 for the six months ended June 30, 2022 to $1,309 for the six months ended June 30, 2023, which increased wholesale gross loss by $3.0 million.

The increase in wholesale gross loss per unit was primarily driven by lower sales margins and was partially offset by a lower inventory reserve as a result of a decrease in inventory levels. During the six months ended June 30, 2023, certain of our vehicles located in our Orlando, Florida and Denver, Colorado locations were damaged by hail storms, which resulted in an aggregate loss of $2.4 million, net of insurance recoveries. The majority of hail damaged vehicles have been sold or are expected to be sold through the wholesale market.

Retail Financing

The following table presents our Retail Financing segment results of operations for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(in thousands)
Retail Financing revenue	$74,116	$79,808	$(5,692)	(7.1)%
Retail Financing gross profit	$59,842	$73,682	$(13,840)	(18.8)%

Retail Financing Revenue

Retail Financing revenue decreased $5.7 million, or 7.1%, from $79.8 million for the six months ended June 30, 2022 to $74.1 million for the six months ended June 30, 2023. The decrease was primarily driven by the gain on sale of finance receivables of $29.6 million in the first half of 2022 related to the 2022-1 securitization transaction. The decrease was partially offset by an increase in interest income earned on finance receivables with third-party dealership customers as a result of the consolidation of the 2022-2 and 2023-1 securitization transactions.

Retail Financing Gross Profit

Retail Financing gross profit decreased $13.9 million, or 18.8%, from $73.7 million for the six months ended June 30, 2022 to $59.8 million for the six months ended June 30, 2023. The decrease was primarily driven by the gain on sale of finance receivables of $29.6 million in the first half of 2022 related to the 2022-1 securitization transaction, as well as an increase in collection expenses related to servicing finance receivables originated by UACC and an increase in interest expense on securitization debt in the first quarter of 2023. The decrease was partially offset by an increase in interest income earned on finance receivables with third-party dealership customers as a result of the consolidation of the 2022-2 and 2023-1 securitization transactions.

Selling, general and administrative expenses

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(in thousands)
Compensation & benefits	$92,622	$143,416	$(50,794)	(35.4)%
Marketing expense	26,441	54,874	(28,433)	(51.8)%
Outbound logistics (1)	4,042	34,980	(30,938)	(88.4)%
Occupancy and related costs	9,025	11,367	(2,342)	(20.6)%
Professional fees	10,227	20,126	(9,899)	(49.2)%
Software and IT costs	18,328	22,129	(3,801)	(17.2)%
Other	22,807	54,092	(31,285)	(57.8)%
Total selling, general & administrative expenses	$183,492	$340,984	$(157,492)	(46.2)%
(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses associated with vehicle deliveries. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses decreased $157.5 million, or 46.2%, from $341.0 million for the six months ended June 30, 2022 to $183.5 million for the six months ended June 30, 2023. The total decrease was primarily caused by:

•
a $50.8 million decrease in compensation and benefits primarily as a result of workforce reductions;

•
a $30.9 million decrease in outbound logistics costs attributable to the decrease in ecommerce units sold as well as a decrease in outbound logistics cost per ecommerce unit;

•
a $28.4 million decrease in marketing expense contemplated by our long-term roadmap;

•
a $9.9 million decrease in professional fees primarily related to costs incurred in connection with the UACC Acquisition during the first quarter of 2022 as well as a decrease in legal and other consulting fees;

•
a $3.8 million decrease in software and IT costs primarily related to volume-based fees as a result of reduced headcount;

•
a $31.3 million decrease in other SG&A expenses primarily due to a decrease in our non-recurring costs, including legal settlements and rental car expenses, as we worked to address our operational challenges created by our rapid growth from 2020 through the first quarter of 2022 as well as reduced fixed and variable costs contemplated by our long-term roadmap.

We expect SG&A expenses to decrease in the future driven by further reductions in both fixed and variable cost components as we continue to optimize our operations. We may not be able to fully realize further cost savings and benefits initially anticipated from the long-term roadmap, and the future costs may be greater than expected.

Depreciation and amortization

Depreciation and amortization expenses increased $2.9 million, or 16.4%, from $17.9 million for the six months ended June 30, 2022 to $20.8 million for the six months ended June 30, 2023. The increase was primarily due to an additional month of amortization expense of intangible assets acquired as part of the UACC Acquisition for the six months ended June 30, 2023 and amortization related to our capitalized internal use software costs incurred in the development of our platform and website applications.

Impairment Charges

Impairment charges of $1.4 million for the six months ended June 30, 2023 represent lease impairment charges related to closing a physical office location. Impairment charges of $205.1 million for the six months ended June 30, 2022 represent an impairment charge to write down the carrying amount of the goodwill to fair value and lease impairment charges related to closing physical office locations and Sell Us Your Car® centers as part of the Realignment Plan.

Gain on debt extinguishment

Gain on debt extinguishment represents a gain of $19.6 million for the six months ended June 30, 2023, related to the repurchase of $32.8 million in aggregate principal balance of the Notes, net of deferred issuance costs, for $13.2 million.

Interest expense

Interest expense remained flat at $18.9 million for the six months ended June 30, 2023 and 2022. Interest expense incurred on UACC's Warehouse Credit Facilities increased, which was offset by a decrease in interest expense related to a lower outstanding balance on the 2022 Vehicle Floorplan Facility, as well as a decrease in interest expense on the Notes due to the repurchase of the Notes during the second half of 2022 and first half of 2023.

Interest income

Interest income increased $3.0 million, or 37.7%, from $7.9 million for the six months ended June 30, 2022 to $10.9 million for the six months ended June 30, 2023. The increase in interest income was primarily driven by higher interest rates earned on cash and cash equivalents.

Other loss, net

Other loss, net increased $10.0 million, or 46.3%, from $21.5 million for the six months ended June 30, 2022 to $31.5 million for the six months ended June 30, 2023. The increase in other loss was primarily driven by an increase in realized and unrealized losses on the fair value of finance receivables including the 2023-1 securitization transaction and the 2022-2 securitization transaction (resulting from consolidation).

Quarterly Results of Operations Supplemental data

The following tables set forth our quarterly financial information for the second quarter and first quarter of 2023:

	Three Months Ended June 30,	Three Months Ended March 31,
	2023	2023	Change	% Change
	(in thousands, except unit data)
Total revenues	$225,178	$196,467	$28,711	14.6%
Total gross profit	$46,001	$38,805	$7,196	18.5%
Ecommerce units sold	4,127	3,933	194	4.9%
Ecommerce revenue	$138,225	$135,633	$2,592	1.9%
Ecommerce gross profit	$12,189	$10,035	$2,154	21.5%
Vehicle gross profit (loss) per ecommerce unit	$290	$(151)	$441	292.1%
Product gross profit per ecommerce unit	2,664	2,703	(39)	(1.4)%
Total gross profit per ecommerce unit	$2,954	$2,552	$402	15.8%
Wholesale units sold	1,834	1,169	665	56.9%
Wholesale revenue	$30,800	$13,895	$16,905	121.7%
Wholesale gross (loss) profit	$(3,993)	$62	$(4,055)	(6,540.3)%
Wholesale gross (loss) profit per unit	$(2,177)	$53	$(2,230)	(4,207.5)%
Retail Financing revenue	$42,128	$31,988	$10,140	31.7%
Retail Financing gross profit	$34,068	$25,774	$8,294	32.2%
Total selling, general, and administrative expenses	$86,955	$96,537	$(9,582)	(9.9)%

	Three Months Ended June 30,	Three Months Ended March 31,
	2023	2023	Change	% Change
	(in thousands)
Net loss	$(66,318)	$(75,044)	$8,726	11.6%
Adjusted to exclude the following:
Interest expense	8,938	9,919	(981)	(9.9)%
Interest income	(4,921)	(5,942)	1,021	17.2%
Provision for income taxes	385	273	112	41.0%
Depreciation and amortization	10,536	10,637	(101)	(0.9)%
EBITDA	$(51,380)	$(60,157)	$8,777	14.6%
Severance costs	$2,277	$4,104	$(1,827)	(44.5)%
Gain on debt extinguishment	(10,931)	(8,709)	(2,222)	25.5%
Hail storm costs	2,353	—	2,353	100.0%
Other	1,352	—	1,352	100.0%
Adjusted EBITDA	$(56,329)	$(64,762)	$8,433	13.0%
Securitization gain	—	—	—	0.0%
Adjusted EBITDA excluding securitization gain	$(56,329)	$(64,762)	$8,433	13.0%

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents of $237.9 million and restricted cash of $66.3 million. Restricted cash primarily includes cash deposits required under our 2022 Vehicle Floorplan Facility of $19.9 million and restricted cash for UACC under the securitization transactions and Warehouse Credit Facilities of $44.9 million. Our primary source of liquidity is cash generated through financing activities. Additionally, we had excess borrowing capacity of $93.0 million on UACC's Warehouse Credit Facilities as of June 30, 2023.

We have no significant debt maturities due until 2026 and the payments on our securitization debt are funded by cashflows on the finance receivables within the securitization trusts.

We anticipate that our existing cash and cash equivalents, 2022 Vehicle Floorplan Facility, and UACC's Warehouse Credit Facilities will be sufficient to support our operations for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

Since inception, we experienced a continued increase in our cash usage as we scaled our business. Our long-term roadmap is designed to reduce our use of cash and position us for long-term profitable growth by prioritizing unit economics, reducing operating expenses and maximizing liquidity. On January 18, 2023, we executed a reduction in force as part of our continued focus on reducing variable and fixed costs. We incurred expenses of approximately $4.1 million, primarily consisting of severance, and expect to achieve approximately $27.0 million of annualized cost reductions as a result of the reduction in force in January 2023. Additionally, on April 26, 2023, as part of our ongoing reexamination of all facets of the business, we implemented an organizational restructuring that included a reduction in force. We incurred total expenses of approximately $2.3 million in the second quarter of 2023, primarily consisting of severance costs, and expect to achieve approximately $15.0 million of annualized cost savings as a result of the April 2023 reduction in force. We may not be able to fully realize the cost savings and benefits initially anticipated by our long-term roadmap or our reductions in force.

Our future capital requirements will depend on many factors, including our efforts to reduce fixed and variable expenses, investment in our internal sales force, investment in our website and mobile applications, continued automation of the selling experience, optimization of our assortment of vehicles, and increases in inventory as we resume growth. We expect to use our cash and cash equivalents to finance our future capital requirements, borrowings under our 2022 Vehicle Floorplan Facility to finance our inventory, and UACC’s Warehouse Credit Facilities to fund our finance receivables. We may be required to seek additional equity or debt financing in the future to fund our operations or to fund our needs for capital expenditures. Subject to market conditions, we also may opportunistically choose to raise capital from time to time to strengthen our balance sheet and enhance our liquidity. Our ability to obtain additional equity or debt financing will depend on the success of our efforts to reduce fixed and variable expenses and demonstrate we are on a path toward long-term profitable growth, as well as market conditions. There can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Failure to raise additional capital through debt or equity financings, and/or reduce operating costs could have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our intended long-term business objectives.

Convertible Senior Notes

On June 18, 2021, we issued $625.0 million aggregate principal amount of the Notes pursuant to an indenture between us and U.S. Bank National Association, as trustee (the “Indenture”).

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs, were approximately $608.9 million. During the three months ended June 30, 2023, the conditions allowing holders of the Notes to convert were not met.

During the three and six months ended June 30, 2023, we repurchased $18.2 million and $32.8 million in aggregate principal amount of the Notes, net of deferred issuance costs, for $7.3 million and $13.2 million, respectively, in open-market transactions. We recognized a gain on extinguishment of debt of $10.9 million and $19.6 million for the three and six months ended June 30, 2023. As a result of these repurchases and repurchases made in 2022, as of June 30, 2023, $327.4 million aggregate principal amount of the Notes remain outstanding, net of deferred issuance costs of $5.1 million. Subject to market conditions and availability, we may continue to opportunistically repurchase Notes from time to time to reduce our outstanding indebtedness at a discount. Refer to Note 12 — Long Term Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Vehicle Financing

In November 2022, we amended our floorplan facility with Ally Bank and Ally Financial (the “2022 Vehicle Floorplan Facility”). The 2022 Vehicle Floorplan Facility provides a committed credit line of up to $500.0 million which is scheduled to mature on March 31, 2024.

The amount of credit available to us on a monthly basis equals the product of (1) the greater of five times the aggregate number of retail units sold during the most recent month for which information is available or the aggregate number of retail units sold during the five most recent months for which information is available and (2) the greater of the average outstanding floorplan balance of all vehicles on the floorplan as of the immediately preceding month-end or the average monthly outstanding floorplan balance of all vehicles on the floorplan as of month-end for the immediately preceding five months. The amendment also provides that we may elect to increase our monthly credit line availability by an additional $25.0 million during any four months in the period from November 1, 2022 through March 31, 2024, subject to the maximum $500.0 million credit limit. Consistent with the terms of the 2020 Vehicle Floorplan Facility, we have provided Ally with a guaranty of payment of all amounts owed under the 2022 Vehicle Floorplan Facility as well as a security interest in all or substantially all tangible, intangible, and other personal property of Vroom, Inc., to secure obligations under the 2022 Vehicle Floorplan Facility.

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

Finance Receivables

Subject to market conditions, we plan to sell finance receivables originated by UACC through asset-backed securitization transactions and forward flow arrangements. In January 2023, UACC sold approximately $238.7 million of investment grade rated asset-backed securities in an auto loan securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $237.8 million. On April 19, 2023, UACC sold the non-investment grade rated securities related to the 2023-1 securitization transaction for $23.1 million. The trust is collateralized by finance receivables with an aggregate principal balance of $326.4 million. These finance receivables are serviced by UACC. As a result of current market conditions, which led to unfavorable pricing, UACC retained the residual interests, and we accounted for the 2023-1 securitization transaction as secured borrowings.

In February 2022, UACC sold an aggregate of $281.4 million of rated asset-backed securities and $32.3 million of residual certificates in an auto loan securitization transaction from a securitization trust, established and sponsored by UACC, for aggregate proceeds of $317.3 million. The trust is collateralized by finance receivables with an aggregate principal balance of $318.5 million and had a carrying value of $287.7 million at the time of sale. These finance receivables are serviced by UACC. UACC retained 5% of the notes and residual certificates sold as required by applicable risk retention rules. UACC used the proceeds of the securitization transactions to pay down outstanding debt under its Warehouse Credit Facilities.

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

Warehouse Credit Facilities

UACC has four senior secured warehouse facility agreements the (“Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. The aggregate borrowing limit is $850.0 million with maturities between May 2024 and June 2025. As of June 30, 2023, outstanding borrowings related to the Warehouse Credit Facilities were $177.9 million and we were in compliance with all covenants related to the Warehouse Credit Facilities. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the three months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(232,125)	$(137,519)
Net cash provided by (used in) investing activities	94,694	(226,573)
Net cash used in financing activities	(30,348)	(164,300)
Net decrease in cash, cash equivalents and restricted cash	(167,779)	(528,392)
Cash and cash equivalents and restricted cash at beginning of period	472,010	1,214,775
Cash and cash equivalents and restricted cash at end of period	$304,231	$686,383

Operating Activities

Net cash flows used in operating activities increased by $94.6 million, from $137.5 million for the six months ended June 30, 2022 to $232.1 million for the six months ended June 30, 2023. The increase is primarily attributable to proceeds from the sale of finance receivables held for sale for the 2022-1 securitization transaction of $271.8 million during the first quarter of 2022, partially offset by a $97.1 million decrease in net loss after reconciling adjustments for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, a decrease of originations of finance receivables held for sale of $44.6 million, an increase in principal payments received on finance receivables held for sale of $19.7 million, and a decrease in working capital of $11.3 million.

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

Investing Activities

Net cash flows from investing activities changed $321.3 million, from net cash used in investing activities of $226.6 million for the six months ended June 30, 2022 to net cash provided by investing activities of $94.7 million for the six months ended June 30, 2023, primarily as a result of the UACC Acquisition in February 2022 which resulted in cash outflow of $267.5 million during the six months ended June 30, 2022, a decrease in purchases of finance receivables at fair value of $46.1 million, an increase in principal payments received on finance receivables at fair value of $17.2 million, and the consolidation of the 2022-2 securitization transaction which resulted in a cash inflow of $11.4 million during the six months ended June 30, 2023, partially offset by a decrease in proceeds from the sale of finance receivables at fair value for the 2022-1 securitization transaction of $29.0 million during the six months ended June 30, 2022.

Financing Activities

Net cash flows used in financing activities decreased $134.0 million from $164.3 million for the six months ended June 30, 2022 to $30.3 million for the six months ended June 30, 2023. The decrease was primarily related to proceeds from borrowings under secured financing arrangements of $262.0 million, proceeds from financing beneficial interests in securitizations of $24.5 million for the six months ended June 30, 2023, partially offset by an increase in net repayments of $84.8 million related to our Warehouse Credit Facilities, an increase in net repayments of $54.2 million related to our Vehicle Floorplan Facility, and a cash outflow of $13.2 million related to the repurchase of the Notes.

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

Interest Rate Risk

As of June 30, 2023, we had an outstanding balance under the 2020 Vehicle Floorplan Facility of $132.5 million and an outstanding balance under our Warehouse Credit Facilities of $177.9 million. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the Prime Rate, announced per annum by Ally Bank, plus 105 basis points. The Warehouse Credit Facilities bear interest at a rate equal to SOFR plus a fixed percentage based on the agreement with the banking institution. A hypothetical 10% change in interest rates during the three and six months ended June 30, 2023 would result in a change to interest expense of $0.5 million and $1.1 million, respectively.

As of June 30, 2023, we had $776.4 million of long-term debt including the current portion of securitization debt of consolidated VIEs of $219.4 million. As the interest rate on the long term debt is fixed, we do not have exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be unable to satisfy a continued listing rule from the Nasdaq.

The Nasdaq Stock Market LLC ("Nasdaq") maintains several requirements for continued listing of our common stock, one of which is the maintenance of a minimum closing bid price of $1.00. On April 14, 2023, we received written notice from Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market. The notice had no immediate effect on the listing of our common stock, which continues to trade on the Nasdaq Global Select Market under the symbol "VRM". Pursuant to the Nasdaq listing rules, we were provided a period of 180 calendar days, or until October 11, 2023, to regain compliance with the minimum closing bid price requirement of at least $1.00 per share for a minimum of 10 consecutive business days. On June 23, 2023, we received written notice from Nasdaq informing us that, from June 8, 2023 to June 22, 2023, our minimum bid price had been $1.00 per share or higher and, accordingly, we had regained compliance with Nasdaq Listing Rule 5450(a)(1) and that the matter was now closed. However, there can be no assurance that our common stock will continue to close at or above the $1.00 per share minimum bid price as required by Nasdaq, or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq Global Select Market.

If our common stock does not continue to close at or above the $1.00 per share minimum bid price as required by Nasdaq, we may receive another written notice of non-compliance with Nasdaq’s listing standards and be provided a period of 180 calendar days from the date of such notice to regain compliance with the minimum closing bid price requirement of at least $1.00 per share for a minimum of 10 consecutive business days. If we do not regain compliance, we may be eligible for an additional 180-calendar day compliance period by transferring the listing of our common stock to the Nasdaq Capital Market and satisfying certain requirements.

We intend to actively monitor the closing bid price of our common stock and, if we lose compliance with Nasdaq’s minimum bid price closing requirements, will consider all available options to regain compliance.

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

As of June 30, 2023, we, including our subsidiaries, had approximately $1,086.7 million principal amount of consolidated indebtedness. We may incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, or to pay amounts due under our indebtedness, and our cash needs may increase in the future. In addition, our existing indebtedness contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that may limit our ability to operate our business, raise capital or make payments under our other indebtedness. For example, on April 14, 2023, we received written notice from Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market. On June 23, 2023, we received written notice from Nasdaq informing us that, from June 8, 2023 to June 22, 2023, our minimum bid price had been $1.00 per share or higher and, accordingly, we had regained compliance with the Nasdaq listing rules. However, there can be no assurance that our common stock will continue to close at or above the $1.00 per share minimum bid price as required by Nasdaq, or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq Global Select Market. The delisting of our common stock from the Nasdaq Global Select Market would constitute a fundamental change under the terms of our Indenture and make our Notes redeemable at par upon delisting. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

•
potential delisting of our common stock, as described above;
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

We have recently experienced significant declines in the market price of our common stock, and it could continue to decline in the future, including as a result of the execution, and implementation of our long-term roadmap. Based upon the decline in our stock price, we recorded a goodwill impairment charge in our condensed consolidated statement of operations for the quarter ended March 31, 2022. See Note 8 to our Consolidated Financial Statements in our Annual Report. Further declines in our stock price could, among other things, make it more difficult to raise capital on terms acceptable to us, or at all, and make it difficult for our investors to sell their shares of common stock. Declines in our stock price could also put us out of compliance with the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market and put our stock at risk of delisting. See "Risk Factors—We may be unable to satisfy a continued listing rule from the Nasdaq" and "Risk Factors—Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations" for more information on the risk of delisting from the Nasdaq Global Select Market. In addition, companies that experience volatility in the market price of their securities often are the subject of securities class action litigation. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. See Part II, Item 1. “Legal Proceedings.”

We may not realize the anticipated benefits of the UACC Acquisition or realization of those benefits could take longer than anticipated.

We acquired UACC with the expectation that the transaction would result in benefits to our business over time, including the benefits of a captive finance arm that would enable us to increase ecommerce unit sales, expand our penetration into non-prime sales, accelerate total revenue growth, enhance aggregate gross profit and GPPU, and leverage our fixed cost base. We expect that the development of our captive financing capabilities through the UACC Acquisition will be a significant element of our path to profitability and help position us for long-term growth in accordance with our long-term roadmap. Achieving these benefits will require the successful integration, development and operation of the combined businesses and it is not certain that we will succeed in those efforts. If we fail to fully integrate, develop and operate the combined businesses, we may not realize the benefits we expect to receive from the transaction or realization of those benefits may take substantially longer than anticipated. In addition to these operational risks, ownership of a captive lender will subject us to increased legal and regulatory scrutiny of our lending operations, including credit bureau reporting, credit underwriting practices and debt collection practices.

In addition, with regard to UACC’s financing, subject to market conditions, we intend to maintain a hybrid funding approach through the use of off-balance sheet securitization transactions and forward flow arrangements. Achievement of off-balance sheet accounting treatment requires the Company to sell all of the rated notes and residual certificates in the securitization, subject to holding 5% vertical risk retention. Execution of securitization transactions, including achievement of off-balance sheet accounting treatment for those transactions, is subject to market conditions. Even if UACC is able to complete its securitizations, it may not be able to sell its lower-rated securities or residual interests and those securitizations may not qualify for off-balance sheet accounting treatment, resulting in retention of the underlying loans (or residual interests) on our consolidated balance sheet, which could have an adverse impact on our liquidity. For example, as a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests in UACC's 2023-1 securitization, requiring that the transaction remain on balance sheet pending the sale of the additional retained interests. Although we subsequently sold the non-investment grade securities, we continue to hold the residual interests. There can be no assurance that these residual interests will be sold and off-balance sheet treatment will be achieved in the future for this transaction. In addition, as a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity in a soft securitization market. Due to the increased loss severity, UACC elected to waive monthly servicing fees related to the 2022-2 securitization transaction in the first quarter of 2023. The waiver of monthly servicing fees related to the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on our financial statements. Waiver of monthly servicing fees also results in reduced servicing income. Any future waivers of monthly servicing fees on other prior off-balance sheet securitization transactions could result in consolidation of such transactions. Such future consolidations could increase our indebtedness and may have a material adverse effect on our results of operations, financial condition and liquidity.

UACC may be unable to sell automotive finance receivables and generate gains on sales of those finance receivables, which could harm our business, results of operations, and financial condition.

UACC provides indirect financing by drawing on its Warehouse Credit Facilities to purchase motor vehicle retail installment sales contracts and pledging eligible finance receivables as collateral, then typically selling the receivables related to the financing contract. Advance rates available to UACC on borrowings from the Warehouse Credit Facilities may decrease as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates, which may in turn have an adverse impact on our liquidity. In addition, UACC has entered into arrangements to sell automotive finance receivables that it purchases, such as securitizations, and we expect UACC to enter into additional securitizations, loan sales to financing partners and other new arrangements in the future, subject to market conditions. If UACC is not able to sell receivables under these current or future arrangements for a variety of reasons, including increased credit losses or because it has reached its capacity under the arrangements, its financing partners exercise termination rights before it reaches capacity, general economic or credit market conditions, market disruption or it reaches the scheduled expiration date of the commitment, and it is not able to enter into new arrangements on similar terms, it may not have adequate liquidity and our business, financial condition and results of operations may be adversely affected. For example, as a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests in UACC's 2023-1 securitization, requiring that the transaction remain on balance sheet pending the sale of the additional retained interests. Although we subsequently sold the non-investment grade securities, we continue to hold the residual interests. There can be no assurance that these residual interests will be sold and off-balance sheet treatment will be achieved in the future for this transaction. Furthermore, if its financing partners do not purchase these receivables, we could be subject to the risk that some of these receivables are not paid when due and be forced to incur unexpected asset write-offs and bad-debt expense. In addition, as a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity in a soft securitization market. Due to the increased loss severity, UACC elected to waive monthly servicing fees related to the 2022-2 securitization transaction in the first quarter of 2023. The waiver of monthly servicing fees related to the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on our financial statements. Waiver of monthly servicing fees also results in reduced servicing income. Any future waivers of monthly servicing fees on other prior off-balance sheet securitization transactions could result in consolidation of such transactions. Such future consolidations could increase our indebtedness and may have a material adverse effect on our results of operations, financial condition and liquidity.

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

There can be no assurance that UACC will be able to complete additional securitizations in the future, particularly if the securitization markets become increasingly constrained. In addition, the value of any securities that UACC may retain in its securitizations, including securities retained to comply with applicable risk retention rules, might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or the financial markets. For example, on April 18, 2023, UACC's BB-rated securities from the 2022-2 securitization transaction were downgraded by one ratings agency to a single-B rating. UACC's other rated securities may also be downgraded or put on negative credit watch. Furthermore, although our intent is to sell receivables originated by UACC using off-balance sheet securitization transactions, even if UACC is able to complete its securitizations, those securitizations may not qualify for sales accounting if market conditions do not allow for the sale of lower-rated securities or residual certificates. For example, as a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests in UACC's 2023-1 securitization, requiring that the transaction remain on balance sheet pending the sale of the additional retained interests. Although we subsequently sold the non-investment grade securities, we continue to hold the residual interests. There can be no assurance that these residual interests will be sold and off-balance sheet treatment will be achieved in the future for this transaction. In addition, as a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity in a soft securitization market. The increased loss severity could lead to reduced servicing income if UACC elects to waive monthly servicing fees going forward as it did in the first quarter of 2023 on the 2022-2 securitization transaction. The waiver of monthly servicing fees on the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on Vroom’s financial statements. If it is not possible or economical for UACC to securitize its automotive finance receivables in the future, it would need to seek alternative financing to support its operations and to meet its existing debt obligations, which may be less efficient and more expensive than raising capital via securitizations and may have a material adverse effect on our results of operations, financial condition, and liquidity.

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

UACC is currently experiencing increasing credit losses on its finance receivables, which has negatively impacted the fair value of our financial receivables and the losses recognized during 2022 and 2023. Increasing credit losses may continue to negatively impact our business during 2023, especially due to the fact that UACC primarily operates in the sub-prime sector of the market. As UACC has become and will continue to be an increasingly significant part of our consolidated operations, our business, results of operations, and financial condition is increasingly vulnerable to adverse developments in UACC's business.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)

On August 7, 2023, the Company, its wholly-owned subsidiary Vroom Automotive, LLC and Ally Bank and Ally Financial Inc. amended the 2022 Vehicle Floorplan Facility to modify certain terms (the “Floorplan Amendment”). There was no commitment fee payable in connection with entering into the Floorplan Amendment.

The Floorplan Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The above description of the Floorplan Amendment is qualified in its entirety by reference to such Exhibit.

(b)
None.
(c)
Not applicable.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

3.1	Amended and Restated Certificate of Incorporation of Vroom, Inc.	10-Q	001-39315	3.1	August 13, 2020

3.2	Amended and Restated Bylaws of Vroom, Inc.	10-Q	001-39315	3.2	August 13, 2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-238482	4.1	June 1, 2020

4.2	Indenture, dated as of June 18, 2021, between Vroom, Inc. and U.S. Bank National Association, as trustee	8-K	001-39315	4.1	June 21, 2021

4.3	Form of Global Note representing the 0.750% Convertible Senior Notes due 2026 (included in Exhibit 4.2)	8-K	001-39315	4.2	June 21, 2021

4.4	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

10.1	First Amendment to Amended and Restated Inventory Financing and Security Agreement, dated August 1, 2023, by and among Ally Bank, Ally Financial Inc., Vroom Automotive, LLC and Vroom, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: August 8, 2023	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: August 8, 2023	By:	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer
(principal financial officer)