Form 10-Q
period 2023-09-30
Vroom, Inc.
filed 2023-11-07
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 3, 2023, 139,769,070 shares of the registrants’ common stock were outstanding.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•
we intend to seek additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, financial condition and results of operations would be materially and adversely affected;
•
we currently rely on an agreement with a single lender to finance our vehicle inventory purchases. If we fail to extend our current floorplan facility and our relationship with this lender were to terminate, and we fail to acquire alternative sources of funding to finance our vehicle inventory purchases, we may be unable to maintain sufficient inventory, which would adversely affect our business, financial condition and results of operations;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of September 30,	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$208,562	$398,915
Restricted cash (including restricted cash of consolidated VIEs of $47.2 million and $24.7 million, respectively)	80,517	73,095
Accounts receivable, net of allowance of $8.9 million and $21.5 million, respectively	9,022	13,967
Finance receivables at fair value (including finance receivables of consolidated VIEs of $12.2 million and $11.5 million, respectively)	12,901	12,939
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $338.4 million and $305.9 million, respectively)	399,836	321,626
Inventory	240,676	320,648
Beneficial interests in securitizations	5,287	20,592
Prepaid expenses and other current assets (including other current assets of consolidated VIEs of $24.3 million and $11.7 million, respectively)	56,889	58,327
Total current assets	1,013,690	1,220,109
Finance receivables at fair value (including finance receivables of consolidated VIEs of $376.7 million and $119.6 million, respectively)	387,796	140,235
Property and equipment, net	49,220	50,201
Intangible assets, net	138,644	158,910
Operating lease right-of-use assets	30,836	23,568
Other assets (including other assets of consolidated VIEs of $2.0 million and $0 million, respectively)	26,525	26,004
Total assets	$1,646,711	$1,619,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$27,280	$34,702
Accrued expenses (including accrued expenses of consolidated VIEs of $3.3 million and $1.5 million, respectively)	57,435	76,795
Vehicle floorplan	212,486	276,988
Warehouse credit facilities of consolidated VIEs	294,653	229,518
Current portion of long term debt (including current portion of securitization debt of consolidated VIEs at fair value of $186.6 million and $47.2 million, respectively)	197,045	47,239
Deferred revenue	12,487	10,655
Operating lease liabilities, current	9,511	9,730
Other current liabilities	12,284	17,693
Total current liabilities	823,181	703,320
Long term debt, net of current portion (including securitization debt of consolidated VIEs of $175.3 million and $32.6 million at fair value, respectively)	521,353	402,154
Operating lease liabilities, excluding current portion	26,938	20,129
Other long-term liabilities (including other long-term liabilities of consolidated VIEs of $9.5 million and $7.4 million, respectively)	16,969	18,183
Total liabilities	1,388,441	1,143,786
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 139,752,858 and 138,201,903 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	135	135
Additional paid-in-capital	2,083,046	2,075,798
Accumulated deficit	(1,824,911)	(1,600,692)
Total stockholders’ equity	258,270	475,241
Total liabilities and stockholders’ equity	$1,646,711	$1,619,027

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Retail vehicle, net	$147,710	$234,353	$419,548	$1,283,263
Wholesale vehicle	30,898	47,604	75,593	270,489
Product, net	13,075	13,181	36,499	51,954
Finance	40,823	40,654	114,939	120,005
Other	3,128	5,005	10,700	13,841
Total revenue	235,634	340,797	657,279	1,739,552
Cost of sales:
Retail vehicle	144,654	218,726	414,917	1,234,138
Wholesale vehicle	32,393	49,178	81,019	276,749
Product	917	—	2,518	—
Finance	8,481	4,699	22,755	10,368
Other	1,095	863	3,170	2,969
Total cost of sales	187,540	273,466	524,379	1,524,224
Total gross profit	48,094	67,331	132,900	215,328
Selling, general and administrative expenses	79,586	134,643	263,078	475,627
Depreciation and amortization	11,010	9,833	31,845	27,728
Impairment charges	—	1,017	1,353	206,127
Loss from operations	(42,502)	(78,162)	(163,376)	(494,154)
Gain on debt extinguishment	—	(37,917)	(19,640)	(37,917)
Interest expense	12,058	9,704	30,915	28,617
Interest income	(5,506)	(5,104)	(16,369)	(12,991)
Other loss, net	33,543	5,383	65,019	26,897
Loss before provision (benefit) for income taxes	(82,597)	(50,228)	(223,301)	(498,760)
Provision (benefit) for income taxes	260	899	918	(22,085)
Net loss	$(82,857)	$(51,127)	$(224,219)	$(476,675)
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.37)	$(1.61)	$(3.46)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	139,692,323	138,118,679	139,123,352	137,817,839

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	137,092,891	$135	$2,063,841	$(1,148,782)	$915,194
Stock-based compensation	—	$—	$3,629	$—	$3,629
Vesting of restricted stock units	602,630	—	—	—	—
Net loss	—	—	—	(310,459)	(310,459)
Balance at March 31, 2022	137,695,521	$135	$2,067,470	$(1,459,241)	$608,364
Stock-based compensation	—	$—	$1,776	$—	$1,776
Vesting of restricted stock units	50,516	—	—	—	—
Issuance of restricted stock purchase agreement	356,718	—	—	—	—
Net loss	—	—	—	(115,089)	(115,089)
Balance at June 30, 2022	138,102,755	$135	$2,069,246	$(1,574,330)	$495,051
Stock-based compensation	—	$—	$1,208	$—	$1,208
Vesting of restricted stock units	51,308	—	—	—	—
Net loss	—	—	—	(51,127)	(51,127)
Balance at September 30, 2022	138,154,063	$135	$2,070,454	$(1,625,457)	$445,132

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	138,201,903	$135	$2,075,798	$(1,600,692)	$475,241
Stock-based compensation	—	$—	$2,041	$—	$2,041
Vesting of restricted stock units	600,108	—	—	—	—
Net loss	—	—	—	(75,044)	(75,044)
Balance at March 31, 2023	138,802,011	$135	$2,077,839	$(1,675,736)	$402,238
Stock-based compensation	—	$—	$2,316	$—	$2,316
Vesting of restricted stock units	847,279	—	—	—	—
Net loss	—	—	—	(66,318)	(66,318)
Balance at June 30, 2023	139,649,290	$135	$2,080,155	$(1,742,054)	$338,236
Stock-based compensation	—	$—	$2,891	$—	$2,891
Vesting of restricted stock units	103,568	—	—	—	—
Net loss	—	—	—	(82,857)	(82,857)
Balance at September 30, 2023	139,752,858	$135	$2,083,046	$(1,824,911)	$258,270

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(224,219)	$(476,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges	1,353	206,127
Gain on debt extinguishment	(19,640)	(37,917)
Depreciation and amortization	32,421	28,005
Amortization of debt issuance costs	3,418	3,777
Realized gains on securitization transactions	—	(45,589)
Deferred taxes	—	(23,855)
Losses on finance receivables and securitization debt, net	80,246	39,464
Stock-based compensation expense	7,248	6,613
Provision to record inventory at lower of cost or net realizable value	(15,867)	(5,033)
Provision for bad debt	995	18,448
Provision to record finance receivables held for sale at lower of cost or fair value	4,375	3,831
Amortization of unearned discounts on finance receivables at fair value	(20,273)	(12,121)
Other, net	(11,792)	(5,441)
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables held for sale	(420,793)	(483,167)
Principal payments received on finance receivables held for sale	71,906	38,297
Proceeds from sale of finance receivables held for sale, net	—	509,612
Other	(868)	(5,924)
Accounts receivable	3,950	63,252
Inventory	95,839	293,589
Prepaid expenses and other current assets	17,316	12,420
Other assets	2,097	(2,678)
Accounts payable	(7,422)	(22,183)
Accrued expenses	(19,914)	(27,020)
Deferred revenue	1,832	(59,490)
Other liabilities	(7,839)	(39,444)
Net cash used in operating activities	(425,631)	(23,102)
Investing activities
Finance receivables at fair value
Purchases of finance receivables at fair value	(3,392)	(49,475)
Principal payments received on finance receivables at fair value	136,644	106,829
Proceeds from sale of finance receivables at fair value, net	—	43,262
Consolidation of VIEs	11,409	—
Principal payments received on beneficial interests	4,334	5,571
Purchase of property and equipment	(11,553)	(19,968)
Acquisition of business, net of cash acquired of $47.9 million	—	(267,488)
Net cash provided by (used in) investing activities	137,442	(181,269)
Financing activities
Proceeds from borrowings under secured financing agreements	261,991	—
Principal repayment under secured financing agreements	(159,384)	(176,909)
Proceeds from financing of beneficial interests in securitizations	24,506	—
Principal repayments of financing of beneficial interests in securitizations	(5,699)	—
Proceeds from vehicle floorplan	436,586	1,286,000
Repayments of vehicle floorplan	(501,088)	(1,453,529)
Proceeds from warehouse credit facilities	332,700	419,000
Repayments of warehouse credit facilities	(269,698)	(460,566)
Repurchases of convertible senior notes	(13,194)	(18,458)
Other financing activities	(1,462)	(1,977)
Net cash provided by (used in) financing activities	105,258	(406,439)
Net decrease in cash, cash equivalents and restricted cash	(182,931)	(610,810)
Cash, cash equivalents and restricted cash at the beginning of period	472,010	1,214,775
Cash, cash equivalents and restricted cash at the end of period	$289,079	$603,965

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$40,424	$24,619
Cash paid for income taxes	$5,153	$2,062
Supplemental disclosure of non-cash investing and financing activities:
Finance receivables from consolidation of 2022-2 securitization transaction	$180,706	$—
Elimination of beneficial interest from the consolidation of 2022-2 securitization transaction	$9,811	$—
Securitization debt from consolidation of 2022-2 securitization transaction	$186,386	$—
Reclassification of finance receivables held for sale to finance receivables at fair value, net	$248,081	$—
Fair value of beneficial interests received in securitization transactions	$—	$30,082

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2023 and its results of operations for the three and nine months ended September 30, 2023 and 2022. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the current fiscal year or any other future periods. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the three and nine months ended September 30, 2023 and 2022. Accordingly, net loss and comprehensive loss are the same for the periods presented.

Restricted Cash

Restricted cash primarily includes cash deposits required under the Company’s 2022 Vehicle Floorplan Facility as explained in Note 10 – Vehicle Floorplan Facility and UACC restricted cash. UACC collects and services receivables under the securitization transactions and warehouse credit facilities. These collections are restricted for use until properly remitted each month under the terms of the servicing agreement. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs and Note 12 — Long Term Debt for further detail.

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

The Company records a valuation allowance to report finance receivables at the lower of amortized cost basis or fair value. To determine the valuation allowance, finance receivables are evaluated collectively as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differs from estimates, significant adjustments to the Company's valuation allowance may be needed. Fair value adjustments are recorded in "Other loss, net" in the condensed consolidated statements of operations. Principal balances of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. As of September 30, 2023 and December 31, 2022, the

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

valuation allowance for finance receivables classified as held for sale was $15.3 million and $10.5 million, respectively. Refer to Note 16 – Financial Instruments and Fair Value Measurements.

Finance Receivables at Fair Value

Finance receivables at fair value represent finance receivables that the Company does not intend to sell in the immediate future and for which the fair value option was elected. Fair value adjustments are recorded in "Other loss, net" in the condensed consolidated statements of operations. Refer to Note 16 – Financial Instruments and Fair Value Measurements.

Consolidated CFEs

The Company elected the fair value option upon consolidation of the assets and liabilities of its variable interest entities ("VIEs") related to the 2021-1, 2022-2, and 2023-1 securitization transactions. Refer to Note 4 – Variable Interest Entities and Securitizations. These VIEs are consolidated collateralized financing entities (CFEs) and are accounted for using the measurement alternative in accordance with ASU 2014-13, Measuring the Financial Assets and Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13"). During the three and nine months ended September 30, 2023 and 2022, the Company recognized the following revenue and expenses associated with these CFEs in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Finance revenue	$22,936	$9,999	$62,704	$35,039
Product revenue	$3,198	$—	$9,172	$—
Finance cost of sales	$(5,246)	$(937)	$(14,075)	$(2,941)
Product cost of sales	$(917)	$—	$(2,518)	$—
Other loss, net	$(23,709)	$(3,479)	$(47,919)	$(15,798)

The assets and liabilities of the CFEs are presented as part of the current and noncurrent “Finance receivables at fair value”, “Current portion of long term debt”, and "Long term debt, net of current portion", respectively, on the condensed consolidated balance sheets. Refer to Note 4 – Variable Interest Entities and Securitizations and Note 16 – Financial Instruments and Fair Value Measurements for further details.

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

Advertising

Advertising costs are expensed as incurred and are included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations. Advertising expenses were $13.4 million and $14.9 million for the three months ended September 30, 2023 and 2022, respectively, and $39.9 million and $69.8 million for the nine months ended September 30, 2023 and 2022, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Shipping and Handling

Logistics costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility are included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfill contracts with customers and are included in “Selling, general and administrative expenses” in the condensed consolidated statements of operations and were $2.2 million and $4.9 million for the three months ended September 30, 2023 and 2022, respectively, and $6.3 million and $39.9 million for the nine months ended September 30, 2023 and 2022, respectively.

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

For the three and nine months ended September 30, 2023 and 2022, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of September 30, 2023 and December 31, 2022.

Liquidity

The Company has had negative cash flows and generated losses from operations since inception and has historically had to rely on debt and equity financing to fund its operations. Further, the Company expects to incur additional losses in the future.

As of September 30, 2023, the Company had cash and cash equivalents of $208.6 million and restricted cash of $80.5 million. The primary source of liquidity is cash generated through financing activities.

Since inception, the Company has relied on borrowings under its vehicle floorplan facilities to finance its inventory. The term of the vehicle floorplan facility generally matures within one to two years and the Company typically renews those facilities at least annually. The 2022 Vehicle Floorplan Facility has a borrowing capacity of $228.1 million as of September 30, 2023, of which $15.6 million was unutilized and provides a committed credit line of up to $500.0 million which is scheduled to mature on March 31, 2024. The Company has commenced discussions with its floorplan lender, Ally Bank and Ally Financial (together “Ally”), regarding an amended floorplan facility that would extend the term beyond the current expiration date. Ally recently indicated its willingness to extend the floorplan facility beyond June 2024 would be contingent upon the Company raising additional capital. The 2022 Vehicle Floorplan Facility remains a committed facility through March 31, 2024. Prior to that date, the Company intends to continue its discussions with Ally over the terms of an amended facility and may engage with other lenders over the terms of an alternative facility. In the event that a capital raise is required by Ally or another lender, there can be no assurance that such additional capital would be available in the required amount or on terms acceptable to the Company, if at all. Failure to secure floorplan financing beyond the expiration of the 2022 Vehicle Floorplan Facility would have a material adverse effect on the Company’s ability to finance its inventory and operate its core used automotive sales business.

UACC has four warehouse credit facilities with an aggregate borrowing limit of $825.0 million as of September 30, 2023. As of September 30, 2023, outstanding borrowings related to the Warehouse Credit Facilities were $294.7 million and excess borrowing capacity was $72.5 million. Refer to Note 11 – Warehouse Credit Facilities of Consolidated VIEs for further discussion.

If the Company is unable to enter into an amended or alternative floorplan facility, it will pursue strategies to adjust its core used automotive operations and preserve liquidity and reduce fixed and variable costs. The Company anticipates that its existing cash and cash equivalents, the 2022 Vehicle Floorplan Facility and UACC credit facilities will

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

be sufficient to support the Company for at least the next twelve months from the date of issuance of the condensed consolidated financial statements.

The Company’s projected cashflows are subject to various assumptions, including its growth rate, sales margin, GPPU, marketing costs, reduction in fixed and variable expenses, as well as market conditions. The Company bases its estimates on historical experience, market conditions and on various other assumptions that it believes to be reasonable.

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

The Company receives payment for used vehicle sales directly from the customer at the time of sale or arranges financing within a short period of time following the sale. Payments received prior to delivery of used vehicles are recorded as “Deferred revenue” within the condensed consolidated balance sheets.

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

A portion of the fees earned on third-party financing and value-added products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of September 30, 2023 and December 31, 2022, the Company’s reserve for chargebacks was $6.7 million and $8.2 million, respectively, of which $3.6 million and $4.4 million, respectively, are included within “Accrued expenses” and $3.1 million and $3.8 million, respectively, are included in “Other long-term liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to revenues in the period identified. As of September 30, 2023 and December 31, 2022, the Company recognized $21.0 million and $22.5 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, of which $2.0 million and $1.6 million, respectively, are included within “Prepaid expenses and other current assets” and $19.0 million and $20.9 million, respectively, are included within “Other assets.”

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

	As of September 30, 2023
	Securitization Vehicles	Warehouse Facilities[1]	Total
Current Assets:
Restricted cash	$31,311	$15,924	$47,235
Finance receivables at fair value	11,227	991	12,218
Finance receivables held for sale	—	338,375	338,375
Other current assets	15,415	8,912	24,327
Total Current Assets	57,953	364,202	422,155
Finance receivables at fair value	354,567	22,093	376,660
Other assets	—	1,992	1,992
Total Assets	$412,520	$388,287	$800,807
Current Liabilities:
Current portion of securitization debt	$186,559	$—	$186,559
Warehouse credit facilities	—	294,653	294,653
Accrued expenses	1,421	1,912	3,333
Total Current Liabilities	187,980	296,565	484,545
Securitization debt, net of current portion	175,347	—	175,347
Other liabilities	4,340	5,166	9,506
Total Liabilities	$367,667	$301,731	$669,398

	As of December 31, 2022
	Securitization Vehicles	Warehouse Facilities[1]	Total
Current Assets:
Restricted cash	$9,023	$15,654	$24,677
Finance receivables at fair value	5,336	6,156	11,492
Finance receivables held for sale	—	305,917	305,917
Other current assets	2,730	9,004	11,734
Total Current Assets	17,089	336,731	353,820
Finance receivables at fair value	72,568	47,024	119,592
Total Assets	$89,657	$383,755	$473,412
Current Liabilities:
Current portion of securitization debt	$47,239	$—	$47,239
Warehouse credit facilities	—	229,518	229,518
Accrued expenses	90	1,439	1,529
Total Current Liabilities	47,329	230,957	278,286
Securitization debt, net of current portion	32,590	—	32,590
Other liabilities	686	6,724	7,410
Total Liabilities	$80,605	$237,681	$318,286

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In February 2022, UACC sold a pool of finance receivables in the 2022-1 securitization transaction. UACC retained the servicing rights to these finance receivables and receives an "at market" servicing fee. UACC retained an insignificant amount of the asset-backed securities issued in the securitization in order to comply with risk retention rules. The 2022-1 securitization trust is a VIE that the Company does not consolidate. As the servicer, UACC retained the power to direct the activities that are most significant to the entities, however, the Company concluded that it is not the primary beneficiary of the 2022-1 securitization trust because UACC retained interests in the VIE are insignificant. The beneficial interest retained by UACC included rated notes and unrated residual certificates issued by the 2022-1 securitization trust.

In July 2022, UACC completed the 2022-2 securitization transaction, as discussed above, and recognized a gain on sale for the three and nine months ended September 30, 2022.

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

As of September 30, 2023 and December 31, 2022, the assets UACC retains in the unconsolidated VIEs were approximately $5.3 million and $20.6 million, respectively, and are included in "Beneficial interests in securitizations" in the Company's condensed consolidated balance sheet. The beneficial interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities. In the nine months ended September 30, 2023, the Company entered into a Risk Retention Financing Facility to finance the majority of its retained beneficial interests in securitizations. Refer to Note 12 – Long Term Debt for further detail.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to unconsolidated VIEs (in thousands):

	As of September 30, 2023			As of December 31, 2022
	Aggregate Principal Balance	Carrying Value	Total Exposure	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$5,397	$5,132	$5,132	$19,233	$18,664	$18,664
Certificates	—	155	155	—	1,928	1,928
Other assets	310	310	310	310	310	310
Total unconsolidated VIEs	$5,707	$5,597	$5,597	$19,543	$20,902	$20,902

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The transaction costs associated with the UACC Acquisition were not material for the three months ended September 30, 2022 and were $5.7 million for the nine months ended September 30, 2022, and are included within "Selling, general and administrative expenses" in the condensed consolidated statement of operations.

The aggregate revenue and net income of UACC consolidated into the Company’s financial statements from the date of the acquisition was $47.7 million and $17.7 million for the three months ended September 30, 2022, respectively and $133.7 million and $37.9 million for the nine months ended September 30, 2022, respectively.

Unaudited Pro Forma Information

The unaudited pro forma financial information in the table below summarizes the combined results of the Company and UACC, as though the companies had been combined on January 1, 2021. The pro forma adjustments include incremental amortization of intangible assets and a non-recurring tax adjustment of $24.1 million for the nine months ended September 30, 2022. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the nine months ended September 30, 2022 is as follows:

Nine Months Ended September 30,
2022
Total revenue	$1,755,023
Net loss	$(488,866)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Inventory

Inventory consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Vehicles	$239,481	$317,994
Parts and accessories	1,195	2,654
Total inventory	$240,676	$320,648

As of September 30, 2023 and December 31, 2022, “Inventory” includes an adjustment of $8.3 million and $24.2 million, respectively, to record the balances at the lower of cost or net realizable value.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Equipment	$4,226	$3,357
Furniture and fixtures	1,898	1,896
Logistics fleet	32,544	32,468
Leasehold improvements	7,633	6,577
Internal-use software	39,627	30,725
Other	8,311	8,081
	94,239	83,104
Accumulated depreciation and amortization	(45,019)	(32,903)
Property and equipment, net	$49,220	$50,201

Depreciation and amortization expense was $4.5 million and $3.2 million for the three months ended September 30, 2023 and 2022, respectively, and $12.2 million and $9.5 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciation and amortization expense included within “Cost of sales” in the condensed consolidated statements of operations was $0.2 million for the three months ended September 30, 2023 and 2022, and $0.6 million and $0.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Implementation costs capitalized and accumulated amortization related to the Company’s cloud computing arrangements were $8.6 million and $6.0 million as of September 30, 2023, respectively, and $7.7 million and $4.6 million as of December 31, 2022, respectively, and were included within “Other assets” in the condensed consolidated balance sheets. Amortization expense of $0.6 million was included within “Selling, general and administrative expenses” in the condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022, and $1.4 million and $1.7 million for the nine months ended September 30, 2023 and 2022, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the carrying value of goodwill by reporting unit for the nine months ended September 30, 2022 (in thousands):

	Ecommerce	Wholesale	TDA	Total
Balance as of December 31, 2021	$152,876	$1,720	$4,221	$158,817
Acquisition	42,886	—	—	42,886
Goodwill impairment charge	(195,762)	(1,720)	(4,221)	(201,703)
Balance as of September 30, 2022	$—	$—	$—	$—

There was no goodwill as of September 30, 2023.

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

Refer to Note 5 – Acquisition for more information related to the acquisition that occurred in the nine months ended September 30, 2022.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$108,700	$(33,801)	$74,899	$108,700	$(21,053)	$87,647
Customer relationships	69,400	(15,167)	54,233	69,400	(8,661)	60,739
Trademarks and trade names	12,200	(2,688)	9,512	12,200	(1,676)	10,524
Total intangible assets	$190,300	$(51,656)	$138,644	$190,300	$(31,390)	$158,910

Refer to Note 5 – Acquisition for more information related to the acquisition that occurred in the nine months ended September 30, 2022.

Amortization expense for intangible assets was $6.8 million for the three months ended September 30, 2023 and 2022, and $20.3 million and $18.5 million for the nine months ended September 30, 2023 and 2022, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The estimated amortization expense for intangible assets subsequent to September 30, 2023, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2023	$6,756
2024	27,022
2025	27,022
2026	21,979
2027	21,882
Thereafter	33,983
$138,644

9. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued marketing expenses	$4,476	$2,093
Vehicle related expenses	11,238	14,789
Sales taxes	4,849	5,983
Accrued compensation and benefits	16,127	28,276
Accrued professional services	2,373	3,488
Accrued legal settlements(1)	3,816	7,383
Interest payable	5,875	3,990
Other	8,681	10,793
Total accrued expenses	$57,435	$76,795

(1) Accrued legal settlements are primarily related to legal challenges stemming from operational challenges created by the Company's prior rapid growth, which resulted in additional costs incurred, including legal settlements.

The Company’s other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Vehicle payable	$4,407	$3,617
Reserve for estimated returns	2,512	3,919
Insurance payable	2,817	4,551
Other	2,548	5,606
Total other current liabilities	$12,284	$17,693

10. Vehicle Floorplan Facility

In November 2022, the Company amended its floorplan facility with Ally Bank and Ally Financial (the “2022 Vehicle Floorplan Facility”). The 2022 Vehicle Floorplan Facility provides a committed credit line of up to $500.0 million which is scheduled to mature on March 31, 2024.

The amount of credit available to the Company on a monthly basis equals the product of (1) the greater of five times the aggregate number of retail units sold during the most recent month for which information is available or the aggregate number of retail units sold during the five most recent months for which information is available and (2) the greater of the average outstanding floorplan balance of all vehicles on the floorplan as of the immediately preceding month-end or the average monthly outstanding floorplan balance of all vehicles on the floorplan as of month-end for the immediately preceding five months. As of September 30, 2023, the Company elected to increase its monthly credit line availability by $25 million, as discussed below, bringing the borrowing capacity of the 2022 Vehicle Floorplan Facility to

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

$228.1 million, of which $15.6 million was unutilized. As of December 31, 2022, the borrowing capacity of the 2022 Vehicle Floorplan Facility was $343.9 million, of which $66.9 million was unutilized.

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

As of September 30, 2023 and December 31, 2022, outstanding borrowings on the vehicle floorplan facilities were $212.5 million and $277.0 million, respectively. Cash deposits required under the vehicle floorplan facilities of $31.9 million and $34.6 million are classified as "Restricted cash" within the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

Interest expense incurred by the Company for the vehicle floorplan facilities was $4.9 million and $6.5 million for the three months ended September 30, 2023 and 2022, respectively, and $14.1 million and $19.8 million for the nine months ended September 30, 2023 and 2022, respectively, which are recorded within “Interest expense” in the condensed consolidated statements of operations. The weighted average interest rate on the vehicle floorplan borrowings was 10.25% and 9.25% as of September 30, 2023 and December 31, 2022, respectively.

As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants related to the vehicle floorplan facilities.

In connection with the vehicle floorplan facilities, the Company entered into credit balance agreements with Ally Bank and Ally Financial that permit the Company to deposit cash with the bank for the purpose of reducing the amount of interest payable for borrowings. Interest credits earned by the Company were $3.5 million and $3.9 million for the three months ended September 30, 2023 and 2022, respectively, and $9.3 million and $11.4 million for the nine months ended September 30, 2023 and 2022, respectively, which are recorded within “Interest income” in the condensed consolidated statements of operations.

In August 2023, the Company amended its 2022 Vehicle Floorplan Facility to modify certain terms, and also amended the credit balance agreements to modify the minimum required credit balance calculation.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Warehouse Credit Facilities of Consolidated VIEs

UACC has four senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) with banking institutions as of September 30, 2023. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of September 30, 2023 and December 31, 2022, the Company had excess borrowing capacity of $72.5 million and $105.8 million on UACC's Warehouse Credit Facilities, respectively. The terms of the Warehouse Credit Facilities include the following:

	Facility One	Facility Two	Facility Three	Facility Four
Execution date	May 30, 2012	November 19, 2013	July 11, 2019	November 18, 2022
Maturity date	July 20, 2024	June 2, 2025	August 29, 2025	September 12, 2025
Aggregate borrowings limit (in thousands)	$200,000	$200,000	$200,000	$225,000
As of September 30, 2023
Aggregate principal balance of finance receivables pledged as collateral (in thousands)	$147,533	$72,255	$142,389	$37,408
Outstanding balance (in thousands)	$115,014	$53,215	$114,224	$12,200
Restricted cash (in thousands)	$6,581	$2,463	$6,643	$237
As of December 31, 2022
Aggregate principal balance of finance receivables pledged as collateral (in thousands)	$143,919	$142,503	$126,636	$—
Outstanding balance (in thousands)	$110,602	$19,615	$101,435	$—
Restricted cash (in thousands)	$8,110	$2,007	$5,537	$—

As of September 30, 2023 and December 31, 2022, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 7.23% and 6.19%, respectively.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

12. Long Term Debt

Debt instruments, excluding the 2022 Vehicle Floorplan Facility, which is discussed in Note 10 — Vehicle Floorplan Facility, and warehouse credit facilities of consolidated VIEs, which are discussed in Note 11 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Current portion of securitization debt of consolidated VIEs	$186,559	$47,239
Current portion of financing of beneficial interest in securitizations	10,486	—
Total current portion of long term debt	$197,045	$47,239
Convertible senior notes	$327,837	$359,254
Securitization debt of consolidated VIEs, net of current portion	175,347	32,590
Financing of beneficial interest in securitizations	7,859	—
Junior subordinated debentures	10,310	10,310
Long term debt, net of current portion	$521,353	$402,154
Total debt	$718,398	$449,393

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

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the three and nine months ended September 30, 2023, the conditions allowing holders of the Notes to convert were not met.

During the nine months ended September 30, 2023, the Company repurchased $32.8 million in aggregate principal amount of the Notes, net of deferred issuance costs, for $13.2 million in open-market transactions. The Company recognized a gain on extinguishment of debt of $19.6 million for the nine months ended September 30, 2023. During the

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

nine months ended September 30, 2022, the Company repurchased $56.4 million in aggregate principal amount of the Notes, net deferred issuance costs, for $18.5 million in open-market transactions. The Company recognized a gain on extinguishment of debt of $37.9 million for the nine months ended September 30, 2022.

The Company accounts for the Notes as a single liability-classified instrument measured at amortized cost. As of September 30, 2023, the unamortized debt discount and debt issuance costs was $4.7 million and the net carrying value was $327.8 million. As of December 31, 2022, the unamortized debt discount and debt issuance costs was $6.5 million and the net carrying value was $359.3 million.

The Notes were issued at par value and fees associated with the issuance of these Notes are amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense was $1.1 million and $1.9 million for the three months ended September 30, 2023 and 2022, respectively, and $3.3 million and $5.9 million for the nine months ended September 30, 2023 and 2022, respectively. The effective interest rate of the Notes is 1.3%.

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

Upon the issuance of the securitization debt for the 2021-1 and 2023-1 securitization transactions, UACC retained the residual interests. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it is responsible for the administration and collection of the amounts owed under the contracts. In Q1 2023, UACC waived its servicing fees related to the 2022-2 securitization and subsequently consolidated the 2022-2 trust. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $31.3 million and $9.0 million as of September 30, 2023 and December 31, 2022, respectively.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The securitization debt issued is included in “Current portion of long term debt” and "Long term debt, net of current portion" on the condensed consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of September 30, 2023
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2021-1-D	June 10, 2026	$29,380	1.14%	$11,664	$11,573
United Auto Credit 2021-1-E	June 10, 2026	20,800	2.58%	20,800	20,515
United Auto Credit 2021-1-F	September 10, 2027	13,910	4.30%	13,910	13,674
United Auto Credit 2022-2-A	April 10, 2025	119,139	4.39%	13,708	13,697
United Auto Credit 2022-2-B	December 10, 2025	30,324	5.41%	30,324	30,254
United Auto Credit 2022-2-C	May 10, 2027	26,533	5.81%	26,533	26,215
United Auto Credit 2022-2-D	January 10, 2028	32,889	6.84%	32,889	32,419
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	33,440	30,474
United Auto Credit 2023-1-A	July 10, 2025	118,598	5.57%	40,516	40,455
United Auto Credit 2023-1-B	July 10, 2028	51,157	5.91%	51,157	50,727
United Auto Credit 2023-1-C	July 10, 2028	33,326	6.28%	33,326	32,936
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	35,653	35,860
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	23,107
Total rated notes		$568,405		$367,176	$361,906

As of December 31, 2022
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2021-1-C	June 10, 2026	$29,640	0.84%	$18,466	$18,322
United Auto Credit 2021-1-D	June 10, 2026	29,380	1.14%	29,380	28,481
United Auto Credit 2021-1-E	June 10, 2026	20,800	2.58%	20,800	19,685
United Auto Credit 2021-1-F	September 10, 2027	13,910	4.30%	13,910	13,341
		$93,730		$82,556	$79,829

The final scheduled payment date represents legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $44.5 million in 2023, $155.3 million in 2024, $94.4 million in 2025, $47.1 million in 2026 and $25.9 million in 2027.

The aggregate principal balance and the fair value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of September 30,		As of December 31,
	2023		2022
	Aggregate Principal Balance	Fair Value	Aggregate Principal Balance	Fair Value
United Auto Credit 2021-1	$47,600	$45,332	$84,477	$77,904
United Auto Credit 2022-2	145,424	125,880	—	—
United Auto Credit 2023-1	227,460	194,582	—	—
Total finance receivables of CFEs	$420,484	$365,794	$84,477	$77,904

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The outstanding balance of this facility, net of unamortized debt issuance costs, was $18.4 million as of September 30, 2023, with $10.5 million included in "Current portion of long term debt" and $7.9 million included in "Long-term debt, net of current portion" on the condensed consolidated balance sheet. As of September 30, 2023, the fair value of the collateral pledged under this facility was $18.6 million.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Attorney General of Texas, on behalf of the State of Texas, filed a petition in April 2022 and an amended petition in October 2023, in the District Court of Travis County Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq (Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809). The purported violations are based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfilment of customer orders, including the titling and registration of sold vehicles. Vroom Automotive, LLC and the Attorney General of the State of Texas have agreed to a temporary injunction in which Vroom Automotive, LLC agrees to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. The parties are engaged in discovery and Vroom continues to work cooperatively with the office of the Attorney General of the State of Texas towards a resolution. Because the case is at an early stage and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

In July 2022 and August 2022, respectively, certain plaintiffs filed two putative class action lawsuits in the District Court of Cleveland County, Oklahoma and the New York State Supreme Court, respectively, against Vroom, Inc., and Vroom Automotive LLC as defendants, alleging, among other things, deficiencies in Vroom’s titling and registration of sold vehicles: Blake Sonne, individually and on behalf of all others similar situated, v. Vroom Automotive, LLC and Vroom, Inc., No. CJ-2022-822 and Emely Reyes Martinez, on behalf of all others similarly situated, v. Vroom Automotive, LLC and Vroom Inc., No. 652684/2022. The Company removed the cases to the U.S. District Court for the Western District of Oklahoma (Case No. 22-cv-761) and the U.S. District Court for the Southern District of New York (Case No. 22-cv-7631), respectively, and filed motions to compel arbitration of all claims in both cases. In September 2023, Vroom’s motions to compel arbitration were granted in both cases, and the court actions are stayed pending the outcome of any arbitration proceeding over the respective plaintiffs’ individual claims.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

14. Preferred Stock and Stockholders’ Equity

Preferred Stock

On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of September 30, 2023, there was no preferred stock issued or outstanding.

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

15. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 3,019,108 shares of the Company’s common stock, (ii) an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030 of up to 4% of the shares of common stock outstanding on an as-converted basis on the last day of the immediately preceding fiscal year, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. As of September 30, 2023, the Company has registered an additional 11,011,780 shares of the Company's common stock to be issued pursuant to the 2020 Plan. As of September 30, 2023, there were 1,527,629 shares available for future issuance under the 2020 Plan.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On May 20, 2022, the Company adopted the 2022 Inducement Award Plan (the “Inducement Award Plan”). Awards under the Inducement Award Plan may only be granted to a newly hired employee who has not previously been an employee or a member of the Board or an employee who is being rehired following a bona fide period of non-employment by the Company, in each case as a material inducement to the employee’s entering into employment. An aggregate of 3,000,000 shares of the Company’s common stock are reserved for issuance under the Inducement Award Plan. As of September 30, 2023, there were 2,547,122 shares available for future issuance under the Inducement Award Plan.

RSUs

The Company recognized $2.7 million and $0.9 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2023 and 2022, respectively, and $6.6 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, the Company had $14.8 million and $18.2 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.8 and 1.9 years, respectively.

On May 9, 2022, 1,200,000 RSUs having a grant date fair value of $1.08 per share were granted to the CEO and on May, 20, 2022, an aggregate of 3,190,000 RSUs having a grant date fair value of $1.45 per share were granted to certain members of the management team. On July 25, 2022, 140,000 RSUs having a grant date fair value of $1.64 per share were granted to a member of the management team. The RSUs were issued under the 2020 Plan and will vest on the third anniversary of the grant date, subject to continued employment through that date. The vesting of the RSUs will accelerate in one-third increments if the Company's common stock achieves a closing price at or above $7.50 per share for twenty consecutive trading days during the three-year vesting period; a closing price at or above $15.00 per share for twenty consecutive trading days in the second or third years of the vesting period; and a closing price at or above $21.00 per share for twenty consecutive trading days during the third year of the vesting period. As of September 30, 2023, the accelerated vesting conditions were not met.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings.

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$11,232	$—	$—	$11,232
CFE assets:
Finance receivables	—	—	365,794	365,794
Finance receivables at fair value	—	—	34,903	34,903
Beneficial interests in securitizations	—	5,287	—	5,287
Total financial assets	$11,232	$5,287	$400,697	$417,216
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	361,906	—	361,906
Total financial liabilities	$—	$361,906	$—	$361,906

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$182,687	$—	$—	$182,687
CFE assets:
Finance receivables	—	—	77,904	77,904
Finance receivables at fair value	—	—	75,270	75,270
Beneficial interests in securitizations	—	20,592	—	20,592
Total financial assets	$182,687	$20,592	$153,174	$356,453
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	79,829	—	79,829
Total financial liabilities	$—	$79,829	$—	$79,829

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company is required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the eligible CFEs are more observable, but in either case, the methodology results in the fair value of the financial assets of the securitization trust being equal to the fair value of their liabilities. The Company determined that the fair value of the liabilities of the securitization CFEs are more observable, since market prices of their liabilities are based on non-binding quoted prices provided by broker dealers who make markets in similar financial instruments. The assets of the securitization CFEs are not readily marketable, and their fair value measurement requires information that may be limited in availability.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company has multiple quotes that are not within a consensus range of each other, the Company deems these securities to be classified as Level 3 of the fair value hierarchy.

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value
Fair value as of January 1, 2023	$77,904	$75,270
Reclassification of finance receivables held for sale to finance receivables at fair value, net	248,081	—
Transfer within Level 3 categories	24,175	(24,175)
Consolidation of VIEs	180,706	—
Losses included in other income	(67,035)	(1,349)
Issuances, net of discount	—	3,392
Paydowns	(117,002)	(19,641)
Other	18,965	1,406
Fair value as of September 30, 2023	$365,794	$34,903

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2022	$—	$—	$—
Acquired in business combination	262,644	34,283	275,394
Transfer out of Level 3	—	—	(275,394)
Transfer within Level 3 categories	(50,938)	50,938	—
Losses included in other income	(24,293)	(9,078)	—
Issuances, net of discount	—	49,475
Sales	(24,312)	(14,114)	—
Paydowns	(78,379)	(28,450)	—
Other	9,739	2,511	—
Fair value as of September 30, 2022	$94,461	$85,565	$—

During the nine months ended September 30, 2023, $180.7 million of finance receivables related to the 2022-2 securitization transaction were consolidated and classified as Level 3 and $248.1 million of finance receivables held for sale related to the 2023-1 securitization transaction were reclassified to Level 3 finance receivables of consolidated CFEs.

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis, except for assets and liabilities acquired during the prior period as described below.

During the nine months ended September 30, 2022, transfers out of Level 3 liabilities related to securitization debt of consolidated CFEs. The transfer out of Level 3 was the result of achieving consensus pricing from third-party broker dealers who utilize market observable inputs to price the liabilities. Upon acquisition, the Company utilized unobservable pricing information and an internal discounted cash flows model to value the CFEs liabilities. The Company obtained consensus broker dealers quotes as of September 30, 2022. For the CFEs liabilities acquired during the period, the transfer was presumed to occur immediately after the Acquisition Date.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Other loss, net" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Financial Assets
Finance receivables of CFEs	$23,103	$3,930	$54,987	$19,225
Finance receivables at fair value	2,027	(1,004)	605	7,248
Beneficial interests in securitizations	238	206	1,160	527
Financial Liabilities
Debt of securitized VIEs	335	(275)	(6,916)	(2,990)
Total net loss included in other income	$25,703	$2,857	$49,836	$24,010

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of September 30, 2023	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$420,484	$40,538
Aggregate fair value of finance receivables that are reported at fair value	$365,794	$34,903
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$6,605	$736
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,793	$580

As of December 31, 2022	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$84,477	$89,068
Aggregate fair value of finance receivables that are reported at fair value	$77,904	$75,270
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$1,097	$1,499
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$985	$1,311

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of September 30, 2023	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$367,176
Aggregate fair value of rated notes of securitized VIEs	$361,906

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of December 31, 2022	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$82,556
Aggregate fair value of rated notes of securitized VIEs	$79,829

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

	September 30,	December 31,
	2023	2022
Carrying value	$375,664	$299,235
Fair value	$378,619	$299,925

From time to time the Company may mark certain receivables classified as held for sale to fair value and classified as financial instruments recorded at fair value on a non-recurring basis. As of September 30, 2023 and December 31, 2022, there were $24.2 million and $22.4 million of finance receivables that were marked to fair value on a non-recurring basis, respectively. These are finance receivables that became delinquent and no longer meet the expected sales criteria. The Company uses a discounted cash flow model to estimate the present value of future recoveries for finance receivables. Such fair value measurement of finance receivables held for sale, net is considered Level 3 of the fair value hierarchy.

Convertible Senior Notes: The fair value of the Notes, which are not carried at fair value on the accompanying condensed consolidated balance sheets, was determined utilizing actual bids and offer prices of the Notes in markets that are not active and are classified within Level 2 of the fair value hierarchy.

	September 30,	December 31,
	2023	2022
Carrying value	$327,837	$359,254
Fair value	$174,556	$128,026

Financing of beneficial interests in securitizations: The fair value of the financing of beneficial interests in securitizations, which are not carried at fair value on the accompanying condensed consolidated balance sheets, approximated their carrying value as of September 30, 2023 and are classified within Level 3 of the fair value hierarchy.

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the accompanying condensed consolidated balance sheets, approximated their carrying value as of September 30, 2023 and December 31, 2022 and are classified within Level 3 of the fair value hierarchy.

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

On January 18, 2023, the Company executed a reduction in force as part of the continued focus on reducing variable and fixed costs. The Company reduced Vroom’s headcount by approximately 275 employees based on the assessment of the Company's business needs, key initiatives, and long-term success and profitable growth. For the nine months ended September 30, 2023, the Company incurred expenses of approximately $4.1 million, primarily consisting of severance.

On April 26, 2023, as part of the Company’s ongoing reexamination of all facets of the business, the Company implemented an organizational restructuring that included a reduction in force. The Company reduced Vroom’s headcount by approximately 120 employees and incurred total expenses of approximately $2.3 million for the nine months ended September 30, 2023, primarily consisting of severance costs, as a result of this reduction in force.

The following table summarizes the components of the restructuring and related charges:

	Three Months Ended September 30,		Nine Months Ended September 30,		Total Charges Incurred to Date
	2023	2022	2023	2022
Charges by activity:
Severance and termination benefits (1)	$274	$2,226	$6,655	$7,172	$14,013
Impairment of operating lease right-of-use assets (2)	—	1,017	—	4,424	6,491
Other costs (3)	—	—	—	1,176	1,176
Total restructuring and related charges	$274	$3,243	$6,655	$12,772	$21,680

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

Severance and termination benefits and other costs are included in "Selling, general, and administrative expenses" in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022.

The following table is a reconciliation of the beginning and ending restructuring liability for the nine months ended September 30, 2023 and 2022:

Balance as of December 31, 2022	$810
Accrual and accrual adjustments	6,655
Cash payments	(7,098)
Balance as of September 30, 2023	$367

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Balance as of December 31, 2021	$—
Accrual and accrual adjustments	7,755
Cash payments	(5,702)
Balance as of September 30, 2022	$2,053

The restructuring liability for severance and termination benefits is reflected in "Accrued Expenses" in the condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

18. Segment Information

The Company has three reportable segments: Ecommerce, Wholesale, and Retail Financing. No operating segments have been aggregated to form the reportable segments.

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of September 30, 2023 and December 31, 2022, long-lived assets were predominantly located in the United States.

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

Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended September 30, 2023
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$149,851	$30,898	$40,823	$14,062	$235,634
Gross profit	$14,339	$(1,495)	$32,341	$2,909	$48,094

	Three Months Ended September 30, 2022
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$225,441	$47,604	$40,654	$27,098	$340,797
Gross profit	$27,034	$(1,574)	$35,954	$5,917	$67,331

	Nine Months Ended September 30, 2023
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$423,713	$75,593	$114,939	$43,034	$657,279
Gross profit	$36,566	$(5,426)	$92,184	$9,576	$132,900

	Nine Months Ended September 30, 2022
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$1,222,436	$270,489	$120,005	$126,622	$1,739,552
Gross profit	$94,862	$(6,260)	$109,637	$17,089	$215,328

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The reconciliation between reportable segment gross profit to consolidated loss before provision (benefit) for income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation to consolidated total revenue
Total reportable segment revenue	$221,572	$313,699	$614,245	$1,612,930
All Other revenues	14,062	27,098	43,034	126,622
Consolidated total revenue	$235,634	$340,797	$657,279	$1,739,552
Reconciliation to consolidated loss before (benefit) provision for income taxes
Total reportable segment gross profit	$45,185	$61,414	$123,324	$198,239
All Other gross profit	2,909	5,917	9,576	17,089
Selling, general and administrative expenses	79,586	134,643	263,078	475,627
Depreciation and amortization	11,010	9,833	31,845	27,728
Impairment charges	—	1,017	1,353	206,127
Gain on debt extinguishment	—	(37,917)	(19,640)	(37,917)
Interest expense	12,058	9,704	30,915	28,617
Interest Income	(5,506)	(5,104)	(16,369)	(12,991)
Other loss, net	33,543	5,383	65,019	26,897
Consolidated loss before provision (benefit) for income taxes	$(82,597)	$(50,228)	$(223,301)	$(498,760)

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

The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was (0.31)% and (1.79)%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was (0.41)% and 4.43%, respectively. The effective tax rate for the nine months ended September 30, 2022 was primarily driven by a deferred tax benefit recorded for the decrease of Valuation Allowance resulting from the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation) that occurred during the nine months ended September 30, 2022 of $23.9 million.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company acquired Unitas Holdings Corp. (now known as Vroom Finance Corporation) on February 1, 2022 in a stock acquisition, refer to Note 5 – Acquisitions for additional information. The NOLs and other tax attributes acquired are also subject to Section 382 limitations.

The Company has not identified any uncertain tax positions as of September 30, 2023 or December 31, 2022. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

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

20. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2023	2022	2023	2022
Net loss	$(82,857)	$(51,127)	$(224,219)	$(476,675)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	139,692,323	138,118,679	139,123,352	137,817,839
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(0.37)	$(1.61)	$(3.46)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of September 30,
	2023	2022
Convertible senior notes	5,936,226	10,132,119
Stock options	2,379,519	3,273,021
Restricted stock units	14,008,261	8,879,252
Total	22,324,006	22,284,392

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

In order to achieve these objectives, we are focused on four strategic initiatives:

•
Building a well-oiled transaction machine: Optimize and digitize our sales channels; streamline and digitize the title and registration process; and optimize our marketing strategies by building brand awareness, growing organic search traffic and fine-tuning paid media campaigns to improve direct traffic and drive conversion.

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

For the three months ended September 30, 2023, our Ecommerce, Wholesale, and Retail Financing segments represented 63.6%, 13.1%, and 17.3% of our total revenue, respectively. For the nine months ended September 30, 2023 our Ecommerce, Wholesale, and Retail Financing segments represented 64.5%, 11.5%, and 17.5% of our total revenue, respectively.

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

Our Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (63.6% and 64.5% of total revenue for the three and nine months ended September 30, 2023): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform, revenue earned on vehicle financing originated by UACC or our third-party financing sources and sales of value-added products associated with those vehicles sales.

•
Wholesale (13.1% and 11.5% of total revenue for the three and nine months ended September 30, 2023): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
Retail Financing (17.3% and 17.5% of total revenue for the three and nine months ended September 30, 2023): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

Gross profit is defined as revenue less cost of sales for each segment. Reflected below is a summary of segment revenue and segment gross profit for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Revenue:
Ecommerce	$149,851	$225,441	$423,713	$1,222,436
Wholesale	30,898	47,604	75,593	270,489
Retail Financing	40,823	40,654	114,939	120,005
All Other	14,062	27,098	43,034	126,622
Total revenue	$235,634	$340,797	$657,279	$1,739,552
Gross profit (loss):
Ecommerce	$14,339	$27,034	$36,566	$94,862
Wholesale	(1,495)	(1,574)	(5,426)	(6,260)
Retail Financing	32,341	35,954	92,184	109,637
All Other	2,909	5,917	9,576	17,089
Total gross profit	$48,094	$67,331	$132,900	$215,328

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Ecommerce units sold	4,561	6,428	12,621	35,134
Vehicle gross profit per ecommerce unit	$516	$2,267	$234	$1,314
Product gross profit per ecommerce unit	2,628	1,939	2,663	1,386
Total gross profit per ecommerce unit	$3,144	$4,206	$2,897	$2,700
Average monthly unique visitors	2,319,456	1,647,920	2,336,988	1,989,962
Ecommerce average days to sale	202	186	266	118
Inventory turnover	3.15	2.20	2.68	3.29
Inventory days to supply	117	167	135	110

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

Product Gross Profit per Ecommerce Unit

Product Gross Profit per ecommerce unit, which we refer to as Product GPPU, for a given period is defined as the aggregate fees earned on sales of third-party vehicle financing and value-added products in that period, net of the reserves for chargebacks on such products in that period, divided by the number of ecommerce units sold in that period. Because we are paid fees on the vehicle financing and value-added products we sell, our gross profit is equal to the revenue we generate from the sale of such products. Starting in 2022, Product Gross Profit also includes (i) interest income earned on finance receivables from Vroom customers to finance vehicle sales that we originate through UACC before the loans are sold, (ii) interest income on finance receivables held in consolidated VIEs less the interest expense incurred on securitization debt, and when applicable (iii) gain on sales of securitized finance receivables, divided by the number of ecommerce units sold in that period.

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

We calculate Adjusted EBITDA as EBITDA adjusted to exclude severance costs, gain on debt extinguishment, severe weather-related costs, goodwill impairment charge, realignment costs, acquisition related costs, and other costs, which relate to the impairment of long-lived assets. Changes in fair value of financial instruments can fluctuate significantly from period to period and were previously related primarily to historical loans and debt that have been securitized, and were acquired on February 1, 2022 from UACC. Our ongoing business model is to originate or purchase finance receivables with the intent to sell, which we recognize at the lower of cost or fair value. As a result of current market conditions, the financial instruments related to the 2022-2 and 2023-1 securitization transactions are recognized on balance-sheet and accounted for under the fair value option. See Note 16 — Financial Instruments and Fair Value Measurements to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. As a result, the majority of our finance receivables are now carried at fair value and a significant portion of the risk of loss associated with these finance receivables have been retained by UACC. We therefore have determined we will no longer make any adjustments for such fluctuations in fair value to our Adjusted EBITDA results. We have recast the prior periods presented to conform to current period presentation. We may account for future securitizations as on balance sheet transactions depending on market conditions.

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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA excluding securitization gain to net loss, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net loss	$(82,857)	$(51,127)	$(224,219)	$(476,675)
Adjusted to exclude the following:
Interest expense	12,058	9,704	30,915	28,617
Interest income	(5,506)	(5,104)	(16,369)	(12,991)
Provision (benefit) for income taxes	260	899	918	(22,085)
Depreciation and amortization	11,248	9,995	32,421	28,005
EBITDA	$(64,797)	$(35,633)	$(176,334)	$(455,129)
Severance costs	$274	$—	$6,655	$—
Gain on debt extinguishment	—	(37,917)	(19,640)	(37,917)
Hail storm costs	—	—	2,353	—
Goodwill impairment charge	—	—	—	201,703
Realignment costs	—	3,243	—	12,772
Acquisition related costs	—	—	—	5,653
Other	—	—	1,352	2,127
Adjusted EBITDA	$(64,523)	$(70,307)	$(185,614)	$(270,791)
Securitization gain	—	(15,972)	—	(45,589)
Adjusted EBITDA excluding securitization gain	$(64,523)	$(86,279)	$(185,614)	$(316,380)

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

Increased conversion also depends on our ability to provide the necessary customer support and sales support. Our ongoing investment in our customer experience operations includes investments in processes, technology, and data science. We are continuing to invest in our processes, in order to remove friction and increase transaction flow, and in technology and data science to automate and improve our customer experience, reduce costs per transaction and to drive conversion.

As part of our long-term roadmap, we have been scaling our in-house sales team, have ceased using all third-party sales providers and have meaningfully increased the level of sales supported internally, which we believe will improve our customer experience, and lower our selling costs. Our sales operation is now fully in-house, however, the transition away from third-party sales providers negatively impacted our sales volume through the first half of 2023. Nevertheless, we do not expect this transition to have a long-term impact on our sales volume, or financial condition and results of operations as we continue to reduce costs and optimize our internal sales force. The ability to successfully grow an effective internal sales team will be critical to our ability to achieve profitable growth.

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

Ability to optimize the mix of inventory to drive increased gross profit and improvements to our unit economics

Improving unit economics and driving increased gross profit requires a number of important capabilities, including the ability to finance the acquisition of inventory at competitive rates, source high quality vehicles across various acquisition channels nationwide, secure adequate reconditioning capacity, and execute effective marketing strategies. In addition, our ability to accurately forecast pricing and consumer demand for specific types of vehicles is critical to sourcing high quality, high-demand vehicles, as well as lower-price point vehicles to take advantage of the expanded sales opportunities to customers across the credit spectrum enabled by the UACC Acquisition. The ability to source the optimal mix of quality inventory will continue to be a key driver of improved unit economics and increased gross profit. This ability is enabled by our data science capabilities that leverage the growing amount of data at our disposal and generate predictive data analytics that fine-tune our supply and sourcing models. As we continue to invest in our operational efficiency and data science, we expect that we will improve our unit economics and in turn drive increased gross profit.

We strategically source inventory from consumers, auctions, rental car companies, OEMs and dealers. For the three and nine months ended September 30, 2023, vehicles sourced from consumers represent the substantial majority of our retail inventory sold, although we expect the percentage of vehicles sourced from consumers to decline in the fourth quarter as we evaluate the optimal mix of sourcing channels and strive to source vehicles in a way to maximize our average gross profit per unit and improve unit economics. Because the quality of vehicles and associated contribution margin (gross margin less variable costs) profile vary across each channel, the mix of inventory sources has an impact on our profitability. For example, purchasing vehicles at third party auctions is competitive, and consequently, vehicle prices at third party auctions tend to be higher than vehicle prices for vehicles sourced directly from consumers. However, sourcing from consumers requires increased marketing, transportation, and reconditioning expenses. We continually evaluate the optimal mix of sourcing channels and strive to source vehicles in a way that generates the highest sales margins, lowest variable costs, and shortest inventory turns in order to maximize our average gross profit per unit and improve our unit economics.

As we made progress on our initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, a higher portion of our unit sales in the first half of 2023 was from aged inventory as we obtained titles for vehicles not previously listed for sale, which negatively impacted our GPPU. As of September 30, 2023, we sold through the substantial majority of our aged inventory and expect our sales margin and GPPU to be negatively impacted by our aged inventory mix to a lesser extent in the fourth quarter of 2023.

In the latter half of 2022, we began inspecting consumer sourced vehicles at pickup and making real time adjustments to acquisition pricing as a result of our scaling proprietary logistics operation, which we expect will provide improvements to our overall gross profit per unit over time.

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

Our existing facilities in the Atlanta area provide us with the space and opportunity to develop a second proprietary VRC in the future, depending on our future reconditioning needs. Going forward, we will continue to seek to optimize the combination of strategic and geographically dispersed proprietary and third-party VRCs. We will continue to leverage our data science and deep industry experience to strategically select VRC locations where we believe there is the highest supply and demand for our vehicles and enable us to leverage a regional operating model.

Ability to optimize our logistics network

As we scaled our business, we not only added proprietary line-haul capability, but also built our third-party logistics network nationwide through the development of strategic carrier arrangements with national haulers and the consolidation of our carrier base into a smaller number of carriers in dedicated operating regions. We expect that these enhanced logistics operations, combined with the expansion of strategically located VRCs, will drive efficiency in our logistics operations. We have been accelerating our strategy to optimize our hybrid approach by focusing on improving the quality and reliability of our logistics operations. We previously prioritized investment in our last mile hub delivery operations, where we had the greatest impact on the customer experience, including by investing in short-haul vehicles to make regional deliveries from our last mile hubs, and line-haul vehicles for hub-to-hub shipments on high-volume routes and to shorten delivery routes for third-party carriers. We are continuing to expand the range of our proprietary logistics network to increase the percentage of vehicles picked up from and delivered to customers by our Vroom fleet. By leveraging our proprietary logistics network for inbound transportation related to acquisitions, we are able to increase driveway inspections for consumer sourced vehicles, which in turn improves the quality and pricing of acquisitions. We are also continuing to invest in our processes and technology to remove inefficiencies and increase automation. Consistent with our long-term roadmap and the continued development of our regional operating model, we intend to continue to strategically combine the operation of our proprietary fleet with the use of third-party carriers, as well as synchronize our end-to-end supply chain to increase sales velocity and optimize flow of our inventory. We plan to reduce the number of miles our vehicles travel and lower our inbound and outbound transportation costs using our regional operating model. We believe these initiatives will enable us to reduce logistics costs per mile, improve our inventory turnover and provide the highest level of customer service. We expect that optimizing our logistics network through this hybrid approach will result in improved unit economics, increased profitability and an enhanced customer experience.

Ability to leverage a regional operating model

As we scaled our business, we achieved a national presence and brand that provides a significant competitive advantage versus local and regional dealers, and has enabled us to take advantage of efficiencies and lower costs of national brand advertising. Our national vehicle operations enable us to leverage a regional operating model, which is designed to drive growth, reduce our operating expenses, increase our operating leverage and improve our unit economics, while also enhancing our customer experience. The regional operating model will increasingly enhance our approach to each component of our vehicle operations. We are currently evaluating initiatives to be rolled out in select markets in order to leverage our regional operating model. We believe the efficiencies and cost savings expected to be achieved through the regional operating model will be important components of our path to profitability.

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

While credit losses are inherent in the automotive finance receivables business, several variables have affected UACC’s recent loss and delinquency rates, including rising interest rates, the current inflationary environment and vehicle depreciation. UACC is currently experiencing higher loss severity and higher losses on its finance receivables, which has negatively impacted the fair value of our finance receivables and the losses recognized for the three and nine months ended September 30, 2023. Higher than anticipated credit losses may continue to negatively impact our business throughout the remainder of 2023, especially because UACC primarily operates in the sub-prime sector of the market which is expected to have more volatility. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity.

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

Macroeconomic Factors

Both the United States and global economies are experiencing a sustained inflationary environment and the Federal Reserve’s efforts to tame inflation have led to, and may continue to lead to, increased interest rates, which affects automotive finance rates, reducing discretionary spending and making vehicle financing more costly and less accessible to many consumers. On March 10 and March 12, 2023, the Federal Deposit Insurance Corporation ("FDIC") took control and was appointed receiver of Silicon Valley Bank and Signature Bank, respectively. Other regional banks also closed or faced risk of closure, which created additional economic uncertainty. Starting on September 15, 2023, the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") initiated a strike against three of America's major automakers. As of October 30, 2023, the three automakers made tentative deals with the UAW, which ended the strike, but has led to economic uncertainty within the automotive industry and may lead to potential shortages of vehicle parts. Moreover, geopolitical conflicts and war, including those in Europe and the Middle East, have increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets. A significant escalation or expansion of economic disruption could continue to impact consumer spending, disrupt our supply chain, broaden inflationary costs, and could have a material adverse effect on our results of operations. We will continue to actively monitor and develop responses to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our business throughout the remainder of 2023 and into 2024.

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

The number of units sold depends on the volume of inventory and the selection of vehicles listed on our ecommerce platform, our ability to attract and convert customers, our brand awareness, our ability to optimize our reconditioning operations and logistics network, and our ability to provide adequate sales and sales support to service our demand.

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

In January 2023, UACC completed the 2023-1 securitization transaction, retaining the residual interests, and we accounted for this transaction as secured borrowings. During the first quarter of 2023, we also consolidated the 2022-2 securitization transaction and accounted for it as secured borrowings. Refer to "Finance revenue" below for further details.

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

Results of Operations

The following table presents our condensed consolidated results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
	(in thousands)			(in thousands)
Revenue:
Retail vehicle, net	$147,710	$234,353	(37.0)%	$419,548	$1,283,263	(67.3)%
Wholesale vehicle	30,898	47,604	(35.1)%	75,593	270,489	(72.1)%
Product, net	13,075	13,181	(0.8)%	36,499	51,954	(29.7)%
Finance	40,823	40,654	0.4%	114,939	120,005	(4.2)%
Other	3,128	5,005	(37.5)%	10,700	13,841	(22.7)%
Total revenue	235,634	340,797	(30.9)%	657,279	1,739,552	(62.2)%
Cost of sales:
Retail vehicle	144,654	218,726	(33.9)%	414,917	1,234,138	(66.4)%
Wholesale vehicle	32,393	49,178	(34.1)%	81,019	276,749	(70.7)%
Product	917	—	100.0%	2,518	—	100.0%
Finance	8,481	4,699	80.5%	22,755	10,368	119.5%
Other	1,095	863	26.9%	3,170	2,969	6.8%
Total cost of sales	187,540	273,466	(31.4)%	524,379	1,524,224	(65.6)%
Total gross profit	48,094	67,331	(28.6)%	132,900	215,328	(38.3)%
Selling, general and administrative expenses	79,586	134,643	(40.9)%	263,078	475,627	(44.7)%
Depreciation and amortization	11,010	9,833	12.0%	31,845	27,728	14.8%
Impairment charges	—	1,017	(100.0)%	1,353	206,127	(99.3)%
Loss from operations	(42,502)	(78,162)	45.6%	(163,376)	(494,154)	66.9%
Gain on debt extinguishment	—	(37,917)	100.0%	(19,640)	(37,917)	48.2%
Interest expense	12,058	9,704	24.3%	30,915	28,617	8.0%
Interest income	(5,506)	(5,104)	7.9%	(16,369)	(12,991)	26.0%
Other loss, net	33,543	5,383	523.1%	65,019	26,897	141.7%
Loss before provision (benefit) for income taxes	(82,597)	(50,228)	64.4%	(223,301)	(498,760)	55.2%
Provision (benefit) for income taxes	260	899	(71.1)%	918	(22,085)	104.2%
Net loss	$(82,857)	$(51,127)	62.1%	$(224,219)	$(476,675)	53.0%

Segments

We manage and report operating results through three reportable segments:

•
Ecommerce (63.6% and 64.5% of total revenue for the three and nine months ended September 30, 2023): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform, revenue earned on vehicle financing originated by UACC or our third-party financing sources and sales of value-added products associated with those vehicles sales.

•
Wholesale (13.1% and 11.5% of total revenue for the three and nine months ended September 30, 2023): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
Retail Financing (17.3% and 17.5% of total revenue for the three and nine months ended September 30, 2023): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

Three Months Ended September 30, 2023 and 2022

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	4,561	6,428	(1,867)	(29.0)%
Ecommerce revenue:
Vehicle revenue	$136,949	$212,980	$(76,031)	(35.7)%
Product revenue	12,902	12,461	441	3.5%
Total ecommerce revenue	$149,851	$225,441	$(75,590)	(33.5)%
Ecommerce gross profit:
Vehicle gross profit	$2,354	$14,573	$(12,219)	(83.8)%
Product gross profit	11,985	12,461	(476)	(3.8)%
Total ecommerce gross profit	$14,339	$27,034	$(12,695)	(47.0)%
Average vehicle selling price per ecommerce unit	$30,026	$33,133	$(3,107)	(9.4)%
Product revenue per ecommerce unit	2,829	1,939	890	45.9%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$516	$2,267	$(1,751)	(77.2)%
Product gross profit per ecommerce unit	2,628	1,939	689	35.5%
Total gross profit per ecommerce unit	$3,144	$4,206	$(1,062)	(25.2)%
Ecommerce average days to sale	202	186	16	8.6%

Ecommerce units

Ecommerce units sold decreased 1,867, or 29.0%, from 6,428 for the three months ended September 30, 2022 to 4,561 for the three months ended September 30, 2023. This decrease was driven by our strategic decision to prioritize unit economics over unit sales volume as well as macroeconomic factors. As we continue to improve our processes, we began to resume growth in the second quarter of 2023. Going forward, we expect to continue to grow ecommerce units sequentially.

Ecommerce average days to sale increased from 186 days for the three months ended September 30, 2022 to 202 days for the three months ended September 30, 2023. We have undertaken various initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, in particular with titling and registration processes. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they resulted in delays in listing vehicles for sale and caused a higher portion of our unit sales in the third quarter of 2023 to be from aged inventory as compared to the third quarter of 2022, which increased the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. As of September 30, 2023, we have sold through the substantial majority of our aged inventory, therefore we expect ecommerce average days to sale to continue to decrease sequentially in the fourth quarter of 2023 and into 2024.

Vehicle Revenue

Ecommerce vehicle revenue decreased $76.1 million, or 35.7%, from $213.0 million for the three months ended September 30, 2022 to $136.9 million for the three months ended September 30, 2023. The decrease in ecommerce vehicle revenue was primarily attributable to the 1,867 decrease in ecommerce units sold, which decreased vehicle revenue by $61.9 million, and a decrease in ASP per unit, which decreased from $33,133 for the three months ended September 30, 2022 to $30,026 for the three months ended September 30, 2023 and decreased vehicle revenue by $14.2 million.

The decrease in ASP per unit was due to the mix of vehicles sold during the third quarter of 2023, primarily as a result of a higher portion of our unit sales being from aged inventory compared to the third quarter of 2022, as well as market depreciation. We expect ASP to continue to fluctuate as a result of market conditions and adjustments to our inventory based upon demand predicted by our data analytics.

Product Revenue

Ecommerce product revenue increased $0.4 million, or 3.5%, from $12.5 million for the three months ended September 30, 2022 to $12.9 million for the three months ended September 30, 2023. The increase in ecommerce product revenue was primarily attributable to an increase in product revenue per unit, which increased from $1,939 for the three months ended September 30, 2022 to $2,829 for the three months ended September 30, 2023 and increased product revenue by $4.0 million, partially offset by the 1,867 decrease in ecommerce units sold, which decreased product revenue by $3.6 million. The increase in product revenue per unit is primarily due to an increase in interest income earned on finance receivables from Vroom customers originated or serviced by UACC as compared to the third quarter of 2022.

Vehicle Gross Profit

Ecommerce vehicle gross profit decreased $12.2 million, or 83.8%, from $14.6 million for the three months ended September 30, 2022 to $2.4 million for the three months ended September 30, 2023. The decrease in vehicle gross profit was primarily attributable to the $1,751 decrease in vehicle gross profit per unit from $2,267 for the three months ended September 30, 2022 to $516 for three months ended September 30, 2023, which decreased vehicle gross profit by $8.0 million, as well as the 1,867 decrease in ecommerce units sold, which decreased vehicle gross profit by $4.2 million. The decrease in vehicle gross profit per unit was primarily driven by lower sales margin on aged inventory, and lower shipping fees as a result of free shipping options for customers.

As we made progress on our initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, our unit sales in the third quarter of 2023 continued to be affected by sales of aged inventory, which negatively impacted our sales margin and GPPU. As of September 30, 2023, we sold through the substantial majority of our aged inventory and expect our sales margin and GPPU to be negatively impacted by our aged inventory mix to a lesser extent in the fourth quarter of 2023.

Product Gross Profit

Ecommerce product gross profit decreased $0.5 million, or 3.8%, from $12.5 million for the three months ended September 30, 2022 to $12.0 million for the three months ended September 30, 2023. The decrease in ecommerce product gross profit was primarily attributable to the 1,867 decrease in ecommerce units sold, which decreased product gross profit by $3.6 million, partially offset by a $689 increase in product gross profit per unit, which increased product gross profit by $3.1 million. Product gross profit per unit increased from $1,939 for the three months ended September 30, 2022 to $2,628 for the three months ended September 30, 2023, primarily due to an increase in interest income earned, partially offset by interest expense on securitization debt related to finance receivables from Vroom customers originated or serviced by UACC as compared to the third quarter of 2022.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	2,270	3,128	(858)	(27.4)%
Wholesale revenue	$30,898	$47,604	$(16,706)	(35.1)%
Wholesale gross loss	$(1,495)	$(1,574)	$79	5.0%
Average selling price per unit	$13,611	$15,219	$(1,608)	(10.6)%
Wholesale gross loss per unit	$(659)	$(503)	$(156)	31.0%

Wholesale Units

Wholesale units sold decreased 858, or 27.4%, from 3,128 for the three months ended September 30, 2022 to 2,270 for the three months ended September 30, 2023, primarily driven by a decrease in wholesale units purchased from consumers and a lower number of trade-in vehicles associated with the decrease in the number of ecommerce units sold.

Wholesale Revenue

Wholesale revenue decreased $16.7 million, or 35.1%, from $47.6 million for the three months ended September 30, 2022 to $30.9 million for the three months ended September 30, 2023. The decrease was primarily attributable to the 858 decrease in wholesale units sold, which decreased wholesale revenue by $13.1 million, as well as a lower ASP per wholesale unit, which decreased wholesale revenue by $3.6 million.

Wholesale Gross Loss

Wholesale gross loss remained relatively flat at $1.6 million for the three months ended September 30, 2022 as compared to $1.5 million for the three months ended September 30, 2023.

Retail Financing

The following table presents our Retail Financing segment results of operations for the periods indicated:

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(in thousands)
Retail Financing revenue	$40,823	$40,654	$169	0.4%
Retail Financing gross profit	$32,341	$35,954	$(3,613)	(10.0)%

Retail Financing Revenue

Retail Financing revenue remained relatively flat at $40.7 million for the three months ended September 30, 2022 as compared to $40.8 million for the three months ended September 30, 2023.

Retail Financing Gross Profit

Retail Financing gross profit decreased $3.7 million, or 10.0%, from $36.0 million for the three months ended September 30, 2022 to $32.3 million for the three months ended September 30, 2023. The decrease was primarily driven by the gain on sale recognized in the third quarter of 2022 and an increase in interest expense on securitization debt, partially offset by an increase in interest income earned on finance receivables with third-party dealership customers as a result of the consolidation of the 2022-2 and 2023-1 securitization transactions.

Selling, general and administrative expenses

	Three Months Ended September 30,
	2023	2022	Change	% Change
	(in thousands)
Compensation & benefits	$37,695	$55,694	$(17,999)	(32.3)%
Marketing expense	13,429	14,945	(1,516)	(10.1)%
Outbound logistics (1)	2,209	4,945	(2,736)	(55.3)%
Occupancy and related costs	4,575	6,041	(1,466)	(24.3)%
Professional fees	5,277	6,459	(1,182)	(18.3)%
Software and IT costs	9,227	11,277	(2,050)	(18.2)%
Other	7,174	35,282	(28,108)	(79.7)%
Total selling, general & administrative expenses	$79,586	$134,643	$(55,057)	(40.9)%

(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses associated with vehicle deliveries. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses decreased $55.0 million, or 40.9%, from $134.6 million for the three months ended September 30, 2022 to $79.6 million for the three months ended September 30, 2023. The total decrease was primarily caused by:

•
a $18.0 million decrease in compensation and benefits primarily as a result of workforce reductions;

•
a $2.7 million decrease in outbound logistics costs attributable to the decrease in ecommerce units sold as well as a decrease in outbound logistics cost per ecommerce unit;

•
a $2.1 million decrease in software and IT costs primarily related to volume-based fees as a result of reduced headcount and more efficient targeted software use;

•
a $1.5 million decrease in marketing expense contemplated by our long-term roadmap;

•
a $1.5 million decrease in occupancy expense primarily as a result of physical office location closures from the fourth quarter of 2022 through the second quarter of 2023; and

•
a $28.1 million decrease in other SG&A expenses primarily due to a decrease in our non-recurring costs, including legal settlements and rental car expenses, as we worked to address our operational challenges created by our rapid growth from 2020 through the first quarter of 2022 as well as reduced fixed and variable costs contemplated by our long-term roadmap.

We expect SG&A expenses to decrease in the future driven by further reductions in both fixed and variable cost components as we continue to optimize our operations. We may not be able to fully realize further cost savings and benefits initially anticipated from the long-term roadmap, and the future costs may be greater than expected.

Depreciation and amortization

Depreciation and amortization expenses increased from $9.8 million for the three months ended September 30, 2022 to $11.0 million for the three months ended September 30, 2023 as a result of amortization related to our capitalized internal use software costs incurred in the development of our platform and website applications.

Impairment Charges

Impairment charges represent lease impairment charges of $1.0 million for the three months ended September 30, 2022, related to closing a physical office location in Houston, Texas.

Gain on debt extinguishment

Gain on debt extinguishment represents a gain of $37.9 million for the three months ended September 30, 2022, related to the repurchase of $56.4 million in aggregate principal balance of the Notes, net of deferred issuance costs, for $18.5 million.

Interest expense

Interest expense increased $2.4 million, or 24.3%, from $9.7 million for the three months ended September 30, 2023, to $12.1 million for the three months ended September 30, 2023. The increase was primarily attributable to an increase in interest expense incurred on UACC's Warehouse Credit Facilities, which increased interest expense by $4.7 million. The increase was partially offset by a decrease of $1.5 million in interest expense related to a lower outstanding balance on the 2022 Vehicle Floorplan Facility, as well as a decrease in interest expense on the Notes of $0.9 million due to the repurchase of a portion of the Notes during the second half of 2022 and first half of 2023.

Interest income

Interest income remained relatively flat at $5.1 million for the three months ended September 30, 2022 as compared to $5.5 million for the three months ended September 30, 2023.

Other loss, net

Other loss, net increased $28.1 million, or 523.1%, from $5.4 million for the three months ended September 30, 2022 to $33.5 million for the three months ended September 30, 2023. The increase in other loss was primarily driven by an increase in realized and unrealized losses on finance receivables as a result of a larger loan portfolio as well higher loss rates on our overall portfolio as of September 30, 2023 as compared to September 30, 2022.

Nine Months Ended September 30, 2023 and 2022

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	12,621	35,134	(22,513)	(64.1)%
Ecommerce revenue:
Vehicle revenue	$387,585	$1,173,727	$(786,142)	(67.0)%
Product revenue	36,128	48,709	(12,581)	(25.8)%
Total ecommerce revenue	$423,713	$1,222,436	$(798,723)	(65.3)%
Ecommerce gross profit:
Vehicle gross profit	$2,956	$46,153	$(43,197)	(93.6)%
Product gross profit	33,610	48,709	(15,099)	(31.0)%
Total ecommerce gross profit	$36,566	$94,862	$(58,296)	(61.5)%
Average vehicle selling price per ecommerce unit	$30,710	$33,407	$(2,697)	(8.1)%
Product revenue per ecommerce unit	2,863	1,386	1,477	106.6%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$234	$1,314	$(1,080)	(82.2)%
Product gross profit per ecommerce unit	2,663	1,386	1,277	92.1%
Total gross profit per ecommerce unit	$2,897	$2,700	$197	7.3%
Ecommerce average days to sale	266	118	148	125.4%

Ecommerce units

Ecommerce units sold decreased 22,513, or 64.1%, from 35,134 for the nine months ended September 30, 2022 to 12,621 for the nine months ended September 30, 2023. This decrease was driven by our strategic decision to prioritize unit economics over unit sales volume starting in the middle of the second quarter of 2022, pressure on servicing our demand as a result of reducing third-party sales support staff and scaling our internal sales team, as well as macroeconomic factors.

Ecommerce average days to sale increased from 118 days for the nine months ended September 30, 2022 to 266 days for the nine months ended September 30, 2023. We have undertaken various initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, in particular with titling and registration processes. While these initiatives are designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they resulted in delays in listing vehicles for sale and caused a higher portion of our unit sales throughout 2023 to be from aged inventory which increased the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers. As of September 30, 2023, we have sold through the substantial majority of our aged inventory, therefore we expect ecommerce average days to sale to continue to decrease in the fourth quarter of 2023 and into 2024.

Vehicle Revenue

Ecommerce vehicle revenue decreased $786.1 million, or 67.0%, from $1,173.7 million for the nine months ended September 30, 2022 to $387.6 million for the nine months ended September 30, 2023. The decrease in ecommerce vehicle revenue was primarily attributable to the 22,513 decrease in ecommerce units sold, which decreased vehicle revenue by $752.1 million, and a decrease in ASP per unit, which decreased from $33,407 for the nine months ended September 30, 2022 to $30,710 for the nine months ended September 30, 2023 and decreased vehicle revenue by $34.0 million.

The decrease in ASP per unit was primarily due to significant market appreciation in the first half of 2022. We expect ASP to continue to fluctuate as a result of market conditions and adjustments to our inventory based upon demand predicted by our data analytics.

Product Revenue

Ecommerce product revenue decreased $12.6 million, or 25.8%, from $48.7 million for the nine months ended September 30, 2022 to $36.1 million for the nine months ended September 30, 2023. The decrease in ecommerce product revenue was primarily attributable to the 22,513 decrease in ecommerce units sold, which decreased product revenue by $31.2 million, partially offset by an increase in product revenue per unit, which increased from $1,386 for the nine months ended September 30, 2022 to $2,863 for the nine months ended September 30, 2023 and increased product revenue by $18.6 million. The increase in product revenue per unit is primarily due to an increase in interest income earned on finance receivables from Vroom customers originated or serviced by UACC as compared to the nine months ended September 30, 2022.

Vehicle Gross Profit

Ecommerce vehicle gross profit decreased $43.2 million, or 93.6%, from $46.2 million for the nine months ended September 30, 2022 to $3.0 million for the nine months ended September 30, 2023. The decrease in vehicle gross profit was primarily attributable to the 22,513 decrease in ecommerce units sold, which decreased vehicle gross profit by $29.6 million. Additionally, vehicle gross profit per unit decreased $1,080 from $1,314 for the nine months ended September 30, 2022 to $234 for nine months ended September 30, 2023, which decreased vehicle gross profit by $13.6 million. The decrease was primarily driven by lower sales margin on aged inventory and higher reconditioning costs per unit related to an increased mix of higher mileage and aged vehicles along with significant parts inflation. The decreases were partially offset by a lower inventory reserve as a result of a decrease in inventory levels as we continued to sell through our aged inventory.

As we made progress on our initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, a higher portion of our unit sales through the third quarter of 2023 was from aged inventory, which negatively impacted our sales margin and GPPU. As of September 30, 2023, we sold through the substantial majority of our aged inventory and expect our sales margin and GPPU to be negatively impacted by our aged inventory mix to a lesser extent in the fourth quarter of 2023.

Product Gross Profit

Ecommerce product gross profit decreased $15.1 million, or 31.0%, from $48.7 million for the nine months ended September 30, 2022 to $33.6 million for the nine months ended September 30, 2023. The decrease in ecommerce product gross profit was primarily attributable to the 22,513 decrease in ecommerce units sold, which decreased product gross profit by $31.2 million, partially offset by a $1,277 increase in product gross profit per unit, which increased product gross profit by $16.1 million. Product gross profit per unit increased from $1,386 for the nine months ended September 30, 2022 to $2,663 for the nine months ended September 30, 2023, primarily due to an increase in interest income earned, partially offset by interest expense on securitization debt related to finance receivables from Vroom customers originated or serviced by UACC.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	5,273	19,108	(13,835)	(72.4)%
Wholesale revenue	$75,593	$270,489	$(194,896)	(72.1)%
Wholesale gross loss	$(5,426)	$(6,260)	$834	13.3%
Average selling price per unit	$14,336	$14,156	$180	1.3%
Wholesale gross loss per unit	$(1,029)	$(328)	$(701)	213.7%

Wholesale Units

Wholesale units sold decreased 13,835, or 72.4%, from 19,108 for the nine months ended September 30, 2022 to 5,273 for the nine months ended September 30, 2023, primarily driven by a decrease in wholesale units purchased from consumers and a lower number of trade-in vehicles associated with the decrease in the number of ecommerce units sold.

Wholesale Revenue

Wholesale revenue decreased $194.9 million, or 72.1%, from $270.5 million for the nine months ended September 30, 2022 to $75.6 million for the nine months ended September 30, 2023. The decrease was primarily attributable to the 13,835 decrease in wholesale units sold, which decreased wholesale revenue by $195.8 million, partially offset by a higher ASP per wholesale unit, which increased wholesale revenue by $0.9 million.

Wholesale Gross Loss

Wholesale gross loss decreased $0.9 million, or 13.3%, from $6.3 million for the nine months ended September 30, 2022 to $5.4 million for the nine months ended September 30, 2023. The change was primarily attributable to the 13,835 decrease in wholesale units sold, which decreased wholesale gross loss by $4.5 million, partially offset by a $701 increase in wholesale gross loss per unit from $328 for the nine months ended September 30, 2022 to $1,029 for the nine months ended September 30, 2023, which increased wholesale gross loss by $3.6 million.

The increase in wholesale gross loss per unit was primarily driven by lower sales margins and was partially offset by a lower inventory reserve as a result of a decrease in inventory levels. During the nine months ended September 30, 2023, certain of our vehicles located in our Orlando, Florida and Denver, Colorado locations were damaged by hail storms, which resulted in an aggregate loss of $2.4 million, net of insurance recoveries. As of September 30, 2023, the majority of hail damaged vehicles have been sold through the wholesale market.

Retail Financing

The following table presents our Retail Financing segment results of operations for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(in thousands)
Retail Financing revenue	$114,939	$120,005	$(5,066)	(4.2)%
Retail Financing gross profit	$92,184	$109,637	$(17,453)	(15.9)%

Retail Financing Revenue

Retail Financing revenue decreased $5.1 million, or 4.2%, from $120.0 million for the nine months ended September 30, 2022 to $114.9 million for the nine months ended September 30, 2023. The decrease was primarily driven by the gain on sale of finance receivables of $45.6 million for the nine months ended September 30, 2022 related to the 2022-1 and 2022-2 securitization transactions, as well as a decline in servicing income and product income net of cancellations. The decrease was partially offset by an increase in interest income earned on finance receivables with third-party dealership customers as a result of the consolidation of the 2022-2 and 2023-1 securitization transactions.

Retail Financing Gross Profit

Retail Financing gross profit decreased $17.4 million, or 15.9%, from $109.6 million for the nine months ended September 30, 2022 to $92.2 million for the nine months ended September 30, 2023. The decrease was primarily driven by the gain on sale of finance receivables of $45.6 million for the nine months ended September 30, 2022 related to the 2022-1 and 2022-2 securitization transactions, as well as a decline in servicing income and product income net of cancellations. Additionally, the decrease was caused by increase in collection expenses related to servicing finance receivables originated by UACC and an increase in interest expense on securitization debt. The decrease was partially offset by an increase in interest income earned on finance receivables with third-party dealership customers as a result of the consolidation of the 2022-2 and 2023-1 securitization transactions.

Selling, general and administrative expenses

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(in thousands)
Compensation & benefits	$130,318	$199,111	$(68,793)	(34.6)%
Marketing expense	39,871	69,818	(29,947)	(42.9)%
Outbound logistics (1)	6,251	39,925	(33,674)	(84.3)%
Occupancy and related costs	13,600	17,408	(3,808)	(21.9)%
Professional fees	15,504	26,585	(11,081)	(41.7)%
Software and IT costs	27,555	33,406	(5,851)	(17.5)%
Other	29,979	89,374	(59,395)	(66.5)%
Total selling, general & administrative expenses	$263,078	$475,627	$(212,549)	(44.7)%
(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses associated with vehicle deliveries. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses decreased $212.5 million, or 44.7%, from $475.6 million for the nine months ended September 30, 2022 to $263.1 million for the nine months ended September 30, 2023. The total decrease was primarily caused by:

•
a $68.8 million decrease in compensation and benefits primarily as a result of workforce reductions;

•
a $33.7 million decrease in outbound logistics costs attributable to the decrease in ecommerce units sold as well as a decrease in outbound logistics cost per ecommerce unit;

•
a $29.9 million decrease in marketing expense contemplated by our long-term roadmap;

•
a $11.1 million decrease in professional fees primarily related to costs incurred in connection with the UACC Acquisition during the first quarter of 2022 as well as a decrease in legal and other consulting fees;

•
a $5.9 million decrease in software and IT costs primarily related to volume-based fees as a result of reduced headcount and more efficient targeted software use;

•
a $3.8 million decrease in occupancy expense primarily as a result of physical office location closures from the second quarter of 2022 through the second quarter of 2023; and

•
a $59.4 million decrease in other SG&A expenses primarily due to a decrease in our non-recurring costs, including legal settlements and rental car expenses, as we worked to address our operational challenges created by our rapid growth from 2020 through the first quarter of 2022 as well as reduced fixed and variable costs contemplated by our long-term roadmap.

We expect SG&A expenses to decrease in the future driven by further reductions in both fixed and variable cost components as we continue to optimize our operations. We may not be able to fully realize further cost savings and benefits initially anticipated from the long-term roadmap, and the future costs may be greater than expected.

Depreciation and amortization

Depreciation and amortization expenses increased $4.1 million, or 14.8%, from $27.7 million for the nine months ended September 30, 2022 to $31.8 million for the nine months ended September 30, 2023. The increase was primarily due to an additional month of amortization expense of intangible assets acquired as part of the UACC Acquisition for the nine months ended September 30, 2023 and amortization related to our capitalized internal use software costs incurred in the development of our platform and website applications.

Impairment Charges

Impairment charges of $1.4 million for the nine months ended September 30, 2023 represent lease impairment charges related to closing a physical office location. Impairment charges of $206.1 million for the nine months ended September 30, 2022 represent an impairment charge to write down the carrying amount of the goodwill to fair value and lease impairment charges related to closing physical office locations and Sell Us Your Car® centers as part of the Realignment Plan.

Gain on debt extinguishment

Gain on debt extinguishment represents a gain of $19.6 million and $37.9 million for the nine months ended September 30, 2023 and 2022, respectively, related to the repurchase of $32.8 million and $56.4 million in aggregate principal balance of the Notes, net of deferred issuance costs, for $13.2 million and $18.5 million, respectively.

Interest expense

Interest expense increased $2.3 million, or 8.0%, from $28.6 million for the nine months ended September 30, 2022 to $30.9 million for the nine months ended September 30, 2023. Interest expense incurred on UACC's Warehouse Credit Facilities increased, which was offset by a decrease in interest expense related to a lower outstanding balance on the 2022 Vehicle Floorplan Facility, as well as a decrease in interest expense on the Notes due to the repurchase of a portion of the Notes during the second half of 2022 and first half of 2023.

Interest income

Interest income increased $3.4 million, or 26.0%, from $13.0 million for the nine months ended September 30, 2022 to $16.4 million for the nine months ended September 30, 2023. The increase in interest income was primarily driven by higher interest rates earned on cash and cash equivalents.

Other loss, net

Other loss, net increased $38.1 million, or 141.7%, from $26.9 million for the nine months ended September 30, 2022 to $65.0 million for the nine months ended September 30, 2023. The increase in other loss was primarily driven by an increase in realized and unrealized losses on finance receivables as a result of a larger loan portfolio as well higher loss rates on our overall portfolio as of September 30, 2023 as compared to September 30, 2022.

Quarterly Results of Operations Supplemental data

The following tables set forth our quarterly financial information for the third quarter and second quarter of 2023:

	Three Months Ended September 30,	Three Months Ended June 30,
	2023	2023	Change	% Change
	(in thousands, except unit data)
Total revenues	$235,634	$225,178	$10,456	4.6%
Total gross profit	$48,094	$46,001	$2,093	4.5%
Ecommerce units sold	4,561	4,127	434	10.5%
Ecommerce revenue	$149,851	$138,225	$11,626	8.4%
Ecommerce gross profit	$14,339	$12,189	$2,150	17.6%
Vehicle gross profit (loss) per ecommerce unit	$516	$290	$226	77.9%
Product gross profit per ecommerce unit	2,628	2,664	(36)	(1.4)%
Total gross profit per ecommerce unit	$3,144	$2,954	$190	6.4%
Wholesale units sold	2,270	1,834	436	23.8%
Wholesale revenue	$30,898	$30,800	$98	0.3%
Wholesale gross (loss) profit	$(1,495)	$(3,993)	$2,498	62.6%
Wholesale gross (loss) profit per unit	$(659)	$(2,177)	$1,518	69.7%
Retail Financing revenue	$40,823	$42,128	$(1,305)	(3.1)%
Retail Financing gross profit	$32,341	$34,068	$(1,727)	(5.1)%
Total selling, general, and administrative expenses	$79,586	$86,955	$(7,369)	(8.5)%

	Three Months Ended September 30,	Three Months Ended June 30,
	2023	2023	Change	% Change
	(in thousands)
Net loss	$(82,857)	$(66,318)	$(16,539)	24.9%
Adjusted to exclude the following:
Interest expense	12,058	8,938	3,120	34.9%
Interest income	(5,506)	(4,921)	(585)	11.9%
Provision for income taxes	260	385	(125)	(32.5)%
Depreciation and amortization	11,248	10,536	712	6.8%
EBITDA	$(64,797)	$(51,380)	$(13,417)	26.1%
Severance costs	$274	$2,277	$(2,003)	(88.0)%
Gain on debt extinguishment	—	(10,931)	10,931	100.0%
Hail storm costs	—	2,353	(2,353)	(100.0)%
Other	—	1,352	(1,352)	(100.0)%
Adjusted EBITDA	$(64,523)	$(56,329)	$(8,194)	14.5%
Securitization gain	—	—	—	0.0%
Adjusted EBITDA excluding securitization gain	$(64,523)	$(56,329)	$(8,194)	14.5%

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $208.6 million and restricted cash of $80.5 million. Restricted cash primarily includes cash deposits required under our 2022 Vehicle Floorplan Facility of $31.9 million and restricted cash required under UACC’s securitization transactions and Warehouse Credit Facilities of $47.2 million. Our primary source of liquidity is cash generated through financing activities. Additionally, we had excess borrowing capacity of $72.5 million under UACC's Warehouse Credit Facilities as of September 30, 2023.

Since inception, we have relied on borrowings under our vehicle floorplan facilities to finance our inventory. The term of the vehicle floorplan facility generally matures within one to two years and we typically renew those facilities at least annually. Our 2022 Vehicle Floorplan Facility expires on March 31, 2024, and we have commenced discussions with our floorplan lender, Ally Bank and Ally Financial (together “Ally”), regarding an amended floorplan facility that would extend the term beyond the current expiration date. Ally has indicated its willingness to extend the floorplan facility beyond June 2024 would be contingent upon Vroom raising additional capital. The 2022 Vehicle Floorplan Facility remains a committed facility through March 31, 2024. Prior to that date, we intend to continue our discussions with Ally over the terms of an amended facility and may engage with other lenders over the terms of an alternative facility. There can be no assurance that Ally would agree to extend the 2022 Vehicle Floorplan Facility on terms acceptable to us, or that alternative floorplan financing would be available on acceptable terms from another lender. In the event that a capital raise is required by Ally or another lender, there can be no assurance that such additional capital would be available in an amount or on terms acceptable to us, if at all. Failure to secure floorplan financing beyond the expiration of the 2022 Vehicle Floorplan Facility would have a material adverse effect on our ability to finance our inventory and operate our core used automotive sales business.

Our future capital requirements will depend on many factors, including our efforts to increase sales volume, optimize our sales margin, GPPU and marketing costs, as well as reduce fixed and variable expenses; scale our internal sales force to support sales volume growth; invest in our website and mobile applications; continue automation of our selling experience; and increase inventory as we resume growth. We have no significant debt maturities due until 2026 and the payments on our securitization debt are funded by cashflows on the finance receivables within the securitization trusts.

We expect to use our cash and cash equivalents to finance our future capital requirements, borrowings under the 2022 Vehicle Floorplan Facility and any amended or alternative vehicle floorplan facility to finance our inventory, and UACC’s Warehouse Credit Facilities to fund our finance receivables. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity. In addition, our projected capital requirements are subject to various assumptions, including our growth rate, sales margin, GPPU, marketing costs, and reductions in fixed and variable expenses, as well as market conditions.

If we are unable to enter into an amended or alternative floorplan facility, we will pursue strategies to adjust our core used automotive sales operations and reduce variable and fixed costs. We anticipate that (i) our existing cash and cash equivalents, (ii) 2022 Vehicle Floorplan Facility, and (iii) UACC's Warehouse Credit Facilities will be sufficient to support the Company for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

We intend to seek additional equity or debt financing to fund our current operations and support the extension of our vehicle floorplan financing. Such additional financing could take the form of a private investment in equity securities, convertible debt securities or other debt financing, an at-the-market offering of our common stock, rights offering or other public offering of equity or debt securities. The availability of additional equity or debt financing will depend on the continued execution of our long-term roadmap, our ability to demonstrate a path to long-term profitable growth, as well as market conditions. The sale of additional equity would result in significant dilution to our stockholders. The incurrence of debt financing would result in additional debt service obligations and the instruments governing such debt could provide for restrictive operating and financial covenants, security interests on our assets, and other terms that could be adverse to our current stakeholders. There can be no assurance that such equity or debt financing will be available in amounts or on terms acceptable to us, if at all. Failure to raise additional capital through equity or debt financing would have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our business objectives.

Convertible Senior Notes

On June 18, 2021, we issued $625.0 million aggregate principal amount of the Notes pursuant to an indenture between us and U.S. Bank National Association, as trustee (the “Indenture”).

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs, were approximately $608.9 million. During the three months ended September 30, 2023, the conditions allowing holders of the Notes to convert were not met.

During the nine months ended September 30, 2023, we repurchased $32.8 million in aggregate principal amount of the Notes, net of deferred issuance costs, for $13.2 million, respectively, in open-market transactions. We recognized a gain on extinguishment of debt of $19.6 million for the nine months ended September 30, 2023. As a result of these repurchases and repurchases made in 2022, as of September 30, 2023, $327.8 million aggregate principal amount of the

Notes remain outstanding, net of deferred issuance costs of $4.7 million. Subject to market conditions and availability, we may continue to opportunistically repurchase Notes from time to time to reduce our outstanding indebtedness at a discount. Refer to Note 12 — Long Term Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

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

In the nine months ended September 30, 2022, UACC sold $523.7 million of rated asset-backed securities and $49.6 million of residual certificates in auto loan securitization offerings from securitization trusts, established and sponsored by UACC, for proceeds of $582.9 million. The trusts are collateralized by finance receivables with an aggregate principal balance of $603.5 million and has a carrying value of $534.6 million at the time of sale.

Finance receivables are serviced by UACC. UACC retains at least 5% of the notes and residual certificates sold as required by applicable risk retention rules and generally uses the proceeds of the securitization transactions to pay down outstanding debt under its Warehouse Credit Facilities.

Although our long-term strategy is to structure future securitization transactions similar to the 2022-1 securitization transaction and account for them as sales, market conditions may impact our ability to achieve sales accounting treatment. Depending on market conditions, future securitization transactions may be accounted for as secured borrowings and remain on balance sheet.

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

Warehouse Credit Facilities

UACC has four senior secured warehouse facility agreements the (“Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. The aggregate borrowing limit is $825.0 million with maturities between July 2024 and September 2025. As of September 30, 2023, outstanding borrowings related to the Warehouse Credit Facilities were $294.7 million and we were in compliance with all covenants related to the Warehouse Credit Facilities. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(425,631)	$(23,102)
Net cash provided by (used in) investing activities	137,442	(181,269)
Net cash provided by (used in) financing activities	105,258	(406,439)
Net decrease in cash, cash equivalents and restricted cash	(182,931)	(610,810)
Cash and cash equivalents and restricted cash at beginning of period	472,010	1,214,775
Cash and cash equivalents and restricted cash at end of period	$289,079	$603,965

Operating Activities

Net cash flows used in operating activities increased by $402.5 million, from $23.1 million for the nine months ended September 30, 2022 to $425.6 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2022, the cash used in operating activities was partially offset by the proceeds from the sale of finance receivables held for sale related to the 2022-1 and 2022-2 securitization transactions of $509.6 million. The remaining increase in net cash used in operating activities is due to a change in working capital of $132.6 million primarily related to the change in inventory levels. The increases were partially offset by a $138.6 million decrease in net loss after reconciling adjustments for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, a decrease of originations of finance receivables held for sale of $62.4 million, and an increase in principal payments received on finance receivables held for sale of $33.6 million.

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

Investing Activities

Net cash flows from investing activities changed $318.7 million, from net cash used in investing activities of $181.3 million for the nine months ended September 30, 2022 to net cash provided by investing activities of $137.4 million for the nine months ended September 30, 2023, primarily as a result of the UACC Acquisition in February 2022 which resulted in cash outflow of $267.5 million during the nine months ended September 30, 2022, a decrease in purchases of finance receivables at fair value of $46.1 million, an increase in principal payments received on finance receivables at fair value of $29.8 million, and the consolidation of the 2022-2 securitization transaction which resulted in a cash inflow of $11.4 million during the nine months ended September 30, 2023. The increases were partially offset by a decrease in proceeds from the sale of finance receivables at fair value for the 2022-1 and 2022-2 securitization transactions of $43.3 million during the nine months ended September 30, 2022.

Financing Activities

Net cash flows from financing activities changed $511.7 million, from net cash used in financing activities of $406.4 million for the nine months ended September 30, 2022 to net cash provided by financing activities of $105.3 million for the nine months ended September 30, 2023. The change was primarily related to proceeds from borrowings under secured financing arrangements of $262.0 million, an increase in net cash inflow of $104.6 million related to our Warehouse Credit Facilities, a decrease in net repayments of $103.0 million related to our Vehicle Floorplan Facility, proceeds from financing beneficial interests in securitizations of $24.5 million for the nine months ended September 30, 2023, and a decrease in principal repayments under secured financing agreements of $17.5 million.

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

Interest Rate Risk

As of September 30, 2023, we had an outstanding balance under the 2020 Vehicle Floorplan Facility of $212.5 million and an outstanding balance under our Warehouse Credit Facilities of $294.7 million. The 2020 Vehicle Floorplan Facility bears interest at a rate equal to the Prime Rate, announced per annum by Ally Bank, plus 105 basis points. The Warehouse Credit Facilities bear interest at a rate equal to SOFR plus a fixed percentage based on the agreement with the banking institution. A hypothetical 10% change in interest rates during the three and nine months ended September 30, 2023 would result in a change to interest expense of $0.8 million and $1.9 million, respectively.

As of September 30, 2023, we had $718.4 million of long-term debt including the current portion of long term debt of $197.0 million. As the interest rate on the long term debt is fixed, we do not have exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Attorney General of Texas, on behalf of the State of Texas, filed a petition in April 2022 and an amended petition in October 2023, in the District Court of Travis County Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq (Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809). The purported violations are based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfilment of customer orders, including the titling and registration of sold vehicles. Vroom Automotive, LLC and the Attorney General of the State of Texas have agreed to a temporary injunction in which Vroom Automotive, LLC agrees to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. The parties are engaged in discovery and Vroom continues to work cooperatively with the office of the Attorney General of the State of Texas towards a resolution. Because the case is at an early stage and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

In July 2022 and August 2022, respectively, certain plaintiffs filed two putative class action lawsuits in the District Court of Cleveland County, Oklahoma and the New York State Supreme Court, respectively, against Vroom, Inc., and Vroom Automotive LLC as defendants, alleging, among other things, deficiencies in Vroom’s titling and registration of sold vehicles: Blake Sonne, individually and on behalf of all others similar situated, v. Vroom Automotive, LLC and Vroom, Inc., No. CJ-2022-822 and Emely Reyes Martinez, on behalf of all others similarly situated, v. Vroom Automotive, LLC and Vroom Inc., No. 652684/2022. The Company removed the cases to the U.S. District Court for the Western District of Oklahoma (Case No. 22-cv-761) and the U.S. District Court for the Southern District of New York (Case No. 22-cv-7631), respectively, and filed motions to compel arbitration of all claims in both cases. In September 2023, Vroom’s motions to compel arbitration were granted in both cases, and the court actions are stayed pending the outcome of any arbitration proceeding over the respective plaintiffs’ individual claims.

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

Despite the cost saving measures, reduced growth rates and increased focus on liquidity and profitability contemplated by our long-term roadmap, we intend to raise additional capital through equity or debt financings to achieve our business objectives and there can be no assurance that such financings will be available in amounts or on terms acceptable to us, if at all.

As of September 30, 2023, we had cash and cash equivalents of $208.6 million. In 2022 we adopted our long-term roadmap, which was designed to prioritize unit economics, reduce operating expenses and maximize liquidity. Nevertheless, our future capital requirements will depend on many factors, including our efforts to increase sales volume; optimize our sales margin, GPPU and marketing costs, as well as reduce fixed and variable expenses; scale our internal sales force to support sales volume growth; invest in our website and mobile applications; continue automation of our selling experience; and increase inventory as we resume growth. We rely on borrowings under our 2022 Vehicle Floorplan Facility to finance our inventory and we have commenced discussions with our floorplan lender, Ally Bank and Ally Financial (together, "Ally") regarding an amended floorplan facility that would extend the term beyond the current expiration date. While we have typically extended our floorplan facility annually, Ally has indicated its willingness to extend the floorplan facility beyond June 2024 would be contingent upon Vroom raising additional capital. The 2022 Vehicle Floorplan Facility remains a committed facility through March 31, 2024. Prior to that date, we intend to continue our discussions with Ally over the terms of an amended facility and may engage with other lenders over the terms of an alternative facility. There can be no assurance that Ally would agree to extend the 2022 Vehicle Floorplan Facility on terms acceptable to us, or that alternative floorplan financing would be available on acceptable terms from another lender. We intend to seek additional equity or debt financing to fund our current operations and support the extension of our vehicle floorplan financing, however, there can be no assurance that such financing will be available in amounts or on terms acceptable to us, if at all. Failure to raise additional capital through equity or debt financings would have a material adverse effect on our ability to meet our short and long-term liquidity needs and achieve our business objectives. See “We intend to seek additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, financial condition and results of operations would be materially and adversely affected."

We currently rely on an agreement with a single lender to finance our vehicle inventory purchases under our 2022 Vehicle Floorplan Facility. If we fail to extend our current floorplan facility and our relationship with this lender were to terminate, and we fail to acquire alternative sources of funding to finance our vehicle inventory purchases, we may be unable to maintain sufficient inventory, which would adversely affect our business, financial condition and results of operations.

We rely on a revolving credit agreement with a single lender, Ally, to finance our vehicle inventory purchases under our 2022 Vehicle Floorplan Facility. Outstanding borrowings are due as financed vehicles are sold, and the 2022 Vehicle Floorplan Facility is secured by our vehicle inventory and certain other assets. Our 2022 Vehicle Floorplan Facility expires on March 31, 2024, and we have commenced discussions with Ally regarding an amended floorplan facility that would extend the term beyond the current expiration date. Ally has indicated that its willingness to extend the floorplan facility beyond June 2024 would be contingent upon Vroom raising additional capital. The 2022 Vehicle Floorplan Facility remains a committed facility through March 31, 2024. Prior to that date, we intend to continue our discussions with Ally over the terms of an amended facility and may engage with other lenders over the terms of an alternative facility. There can be no assurance that Ally would agree to extend the 2022 Vehicle Floorplan Facility on acceptable terms to us, or that alternative floorplan financing would be available on acceptable terms from another lender. In the event that a capital raise is required by Ally or another lender, there can be no assurance that such additional capital would be available in an amount or on terms acceptable to us, if at all. If we are unable to extend the 2022 Vehicle Floorplan Facility, or we are unable to find a satisfactory replacement, our inventory supply may decline, resulting in fewer vehicles available for sale on our website. Failure to secure floorplan financing beyond the expiration of the 2022 Vehicle Floorplan Facility would have a material adverse effect on our ability to finance our inventory and operate our core used automotive sales business. These financing risks, in addition to potential rising interest rates, inflation, and changes in market conditions, if realized, could negatively impact our business, financial condition and results of operations. See “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Vehicle Financing”.

We intend to seek additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, financial condition and results of operations would be materially and adversely affected.

We intend to seek additional capital to fund our operations and support the extension of our vehicle floorplan financing. In addition, we may raise additional capital in the future to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to successfully execute on our long-term roadmap, make certain marketing expenditures to improve our brand awareness, build and maintain our inventory of used vehicles, develop our captive finance operation, expand our internal sales force, improve our customer experience operations, develop new products or services or further improve existing products and services, expand and enhance our operating and proprietary logistics and reconditioning infrastructure and acquire complementary businesses and technologies. However, there can be no assurance that additional funds, including any additional equity or debt financings, will be available in amounts or on terms acceptable to us, if at all. Moreover, any debt financing that we secure would result in additional debt service obligations and the instruments governing such debt could provide for restrictive operating and financial covenants, security interests on our assets, and other terms that could be adverse to our current stakeholders, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders would suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms or conditions satisfactory to us, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives, including to support the extension of our vehicle floorplan financing, successfully execute our long-term roadmap and to respond to business opportunities, challenges or unforeseen circumstances, would be significantly limited, and our business, financial condition and results of operations would be materially and adversely affected.

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

As of September 30, 2023, we had outstanding $212.5 million aggregate principal amount of borrowings under our 2022 Vehicle Floorplan Facility and $332.5 million aggregate principal amount of our 0.75% Convertible Senior Notes due 2026 (the "Notes"). Our interest expense was $4.9 million and $14.1 million for the three and nine months ended September 30, 2023, respectively, related to the 2022 Vehicle Floorplan Facility. In addition, as of September 30, 2023, UACC had $361.9 million of securitization indebtedness as well as four senior secured warehouse facility agreements the (“Warehouse Credit Facilities”) with banking institutions, with an aggregate borrowing limit of $825.0 million. As of September 30, 2023, there was $294.7 million in outstanding borrowings related to the Warehouse Credit Facilities. In the nine months ended September 30, 2023, we repurchased $32.8 million in aggregate principal amount of our Notes, net of deferred issuance costs, in open market transactions for $13.2 million. Subject to market conditions and availability, we may continue to opportunistically repurchase Notes from time to time to reduce our outstanding indebtedness at a discount. However, we may be unable to repay, restructure or refinance the remaining Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets or restructure or refinance our indebtedness. We intend to seek additional equity or debt financing to fund our operations and support the extension of our vehicle floorplan financing with Ally, which could include a restructuring of some or all of our outstanding debt. Our ability to restructure or refinance our current or future debt or obtain additional debt financing will depend on the condition of the capital markets and our financial condition at such time, including the continued execution of our long-term roadmap and our ability to demonstrate a path to long-term profitable growth. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis or failure to comply with certain restrictions in our debt instruments would result in a default under our debt instruments. In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments to be due and payable. Furthermore, our 2022 Vehicle Floorplan Facility restricts our ability to dispose of assets and/or use the proceeds from the disposition, and any amended or alternative vehicle floorplan facility may include similar restrictions. We may not be able to consummate any such dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

In addition, our indebtedness under our 2022 Vehicle Floorplan Facility bears interest at variable rates, and any amended or alternative floorplan facility may bear interest at variable rates as well. As a result, fluctuations in interest rates may affect our cash flows or business, financial condition and results of operations. In addition, any future funding arrangements may be at higher interest rates or subject to other less favorable terms. We may attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps.

The issuance by us of additional shares of common stock or convertible securities would significantly dilute your ownership of us and could adversely affect our stock price.

We intend to seek additional equity or debt financing. The issuance of any additional capital stock would result in significant dilution to our stockholders. We also expect to continue to grant equity awards to employees, directors and consultants under our equity incentive plans. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock and our notes, and would significantly dilute existing stockholders.

We intend to seek additional equity or debt financing to fund our current operations and support the extension of our vehicle floorplan financing, which may include offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, as of September 30, 2023, we had reserved 4,074,751 shares of our common stock for issuance under our equity incentive plans. The Indenture for our Notes does not restrict our ability to issue additional equity securities. If we issue or sell additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, our Notes may significantly decline. In addition, our issuance or sale of additional shares of common stock would significantly dilute the ownership interests of our existing common stockholders, including noteholders who receive shares of our common stock upon conversion of their Notes.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

We intend to seek additional equity or debt financing to fund our current operations and support the extension of our vehicle floorplan financing, which may include the sale of substantial amounts of shares of our common stock in the public or private markets. Such sales of shares or the perception that such sales could occur could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Other than shares held by our affiliates, stockholders who held our capital stock prior to completion of our IPO now hold freely tradable shares of our common stock without restriction or further registration requirements under the Securities Act, and therefore they may take steps to sell their shares or otherwise secure any unrecognized gains on those shares. Additionally, any shares of common stock held by our affiliates are eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

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

We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock, which in turn may impact our continued listing on Nasdaq. See “We may be unable to satisfy a continued listing rule from the Nasdaq”.

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

If our common stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, we would receive another written notice of non-compliance with Nasdaq’s listing standards and be provided a period of 180 calendar days from the date of such notice to regain compliance with the minimum closing bid price requirement of at least $1.00 per share for a minimum of 10 consecutive business days.

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

As of September 30, 2023, we, including our subsidiaries, had approximately $1,225.5 million principal amount of consolidated indebtedness. We intend to seek additional equity or debt financing to fund our current operations and support the extension of our vehicle floorplan financing. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, or to pay amounts due under our indebtedness, and our cash needs may increase in the future. In addition, our existing indebtedness contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that may limit our ability to operate our business, raise capital or make payments under our other indebtedness. For example, on April 14, 2023, we received written notice from Nasdaq notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the $1.00 minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market. On June 23, 2023, we received written notice from Nasdaq informing us that, from June 8, 2023 to June 22, 2023, our minimum bid price had been $1.00 per share or higher and, accordingly, we had regained compliance with the Nasdaq listing rules. If our common stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, we would receive another notice of non-compliance with Nasdaq's listing standards and may be provided a period of 180 calendar days from the date of such notice to regain compliance with the minimum bid closing price requirement of at least $1.00 per share for a minimum of 10 consecutive business days. However, there can be no assurance that our common stock will continue to close at or above the $1.00 per share minimum bid price as required by Nasdaq, or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq Global Select Market. The delisting of our common stock from the Nasdaq Global Select Market would constitute a fundamental change under the terms of our Indenture and make our Notes redeemable at par upon delisting. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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
•
our liquidity and ability to raise capital;
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
•
global political unrest and wars, including geopolitical conflicts and war in Europe and the Middle East, which could delay and disrupt our business, and if such political unrest further escalates or leads to disruptions in the financial markets or puts further pressure on global supply chains, it could heighten many of the other risk factors included in this Item 1A;
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

We have recently experienced significant declines in the market price of our common stock, and it could continue to decline in the future, including as a result of the execution, and implementation of our long-term roadmap. Based upon the decline in our stock price, we recorded a goodwill impairment charge in our condensed consolidated statement of operations for the quarter ended March 31, 2022. See Note 8 to our Consolidated Financial Statements in our Annual Report. Further declines in our stock price could, among other things, make it more difficult to raise capital on terms acceptable to us, or at all, and make it difficult for our investors to sell their shares of common stock. If our stock price continues to close below $1.00 per share minimum bid price for 30 consecutive business days we would be out of compliance with the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market and our stock would be at risk of delisting. See "Risk Factors—We may be unable to satisfy a continued listing rule from the Nasdaq" and "Risk Factors—Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations" for more information on the risk of delisting from the Nasdaq Global Select Market. In addition, companies that experience volatility in the market price of their securities often are the subject of securities class action litigation. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. See Part II, Item 1. “Legal Proceedings.”

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

In addition, with regard to UACC’s financing, subject to market conditions, we intend to maintain a hybrid funding approach through the use of off-balance sheet securitization transactions and forward flow arrangements. Achievement of off-balance sheet accounting treatment requires the Company to sell all of the rated notes and residual certificates in the securitization, subject to holding 5% vertical risk retention. Execution of securitization transactions, including achievement of off-balance sheet accounting treatment for those transactions, is subject to market conditions. Even if UACC is able to complete its securitizations, it may not be able to sell its lower-rated securities or residual interests and those securitizations may not qualify for off-balance sheet accounting treatment, resulting in retention of the underlying loans (or residual interests) on our consolidated balance sheet, which could have an adverse impact on our liquidity. For example, as a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests in UACC's 2023-1 securitization, requiring that the transaction remain on balance sheet pending the sale of the additional retained interests. Although we subsequently sold the non-investment grade securities, we continue to hold the residual interests. There can be no assurance that these residual interests will be sold and off-balance sheet treatment will be achieved in the future for this transaction. In addition, as a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher losses in a soft securitization market. Due to the increased losses, UACC elected to waive monthly servicing fees related to the 2022-2 securitization transaction in the first quarter of 2023. The waiver of monthly servicing fees related to the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on our financial statements. Waiver of monthly servicing fees also results in reduced servicing income. Any future waivers of monthly servicing fees on other prior off-balance sheet securitization transactions could result in consolidation of such transactions. Such future consolidations could increase our indebtedness and may have a material adverse effect on our results of operations, financial condition and liquidity.

UACC may be unable to sell automotive finance receivables and generate gains on sales of those finance receivables, which could harm our business, results of operations, and financial condition.

UACC provides indirect financing by drawing on its Warehouse Credit Facilities to purchase motor vehicle retail installment sales contracts and pledging eligible finance receivables as collateral, then typically selling the receivables related to the financing contract. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity. In addition, UACC has entered into arrangements to sell automotive finance receivables that it purchases, such as securitizations, and we expect UACC to enter into additional securitizations, loan sales to financing partners and other new arrangements in the future, subject to market conditions. If UACC is not able to sell receivables under these current or future arrangements for a variety of reasons, including increased credit losses or because it has reached its capacity under the arrangements, its financing partners exercise termination rights before it reaches capacity, general economic or credit market conditions, market disruption or it reaches the scheduled expiration date of the commitment, and it is not able to enter into new arrangements on similar terms, it may not have adequate liquidity and our business, financial condition and results of operations may be adversely affected. For example, as a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests in UACC's 2023-1 securitization, requiring that the transaction remain on balance sheet pending the sale of the additional retained interests. Although we subsequently sold the non-investment grade securities, we continue to hold the residual interests. There can be no assurance that these residual interests will be sold and off-balance sheet treatment will be achieved in the future for this transaction. Furthermore, if its financing partners do not purchase these receivables, we could be subject to the risk that some of these receivables are not paid when due and be forced to incur unexpected asset write-offs and bad-debt expense. In addition, as a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity in a soft securitization market. Due to the increased loss severity, UACC elected to waive monthly servicing fees related to the 2022-2 securitization transaction in the first quarter of 2023. The waiver of monthly servicing fees related to the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on our financial statements. Waiver of monthly servicing fees also results in reduced servicing income. Any future waivers of monthly servicing fees on other prior off-balance sheet securitization transactions could result in consolidation of such transactions. Such future consolidations could increase our indebtedness and may have a material adverse effect on our results of operations, financial condition and liquidity.

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

There can be no assurance that UACC will be able to complete additional securitizations in the future, particularly if the securitization markets become increasingly constrained. In addition, the value of any securities that UACC may retain in its securitizations, including securities retained to comply with applicable risk retention rules, might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions or the financial markets. For example, on April 18, 2023, UACC's BB-rated securities from the 2022-2 securitization transaction were downgraded by one ratings agency to a single-B rating. UACC's other rated securities may also be downgraded or put on negative credit watch. Furthermore, although our intent is to sell receivables originated by UACC using off-balance sheet securitization transactions, even if UACC is able to complete its securitizations, those securitizations may not qualify for sales accounting if market conditions do not allow for the sale of lower-rated securities or residual certificates. For example, as a result of current market conditions, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests in UACC's 2023-1 securitization, requiring that the transaction remain on balance sheet pending the sale of the additional retained interests. Although we subsequently sold the non-investment grade securities, we continue to hold the residual interests. There can be no assurance that these residual interests will be sold and off-balance sheet treatment will be achieved in the future for this transaction. In addition, as a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher losses in a soft securitization market. The increased losses could lead to reduced servicing income if UACC elects to waive monthly servicing fees going forward as it did in the first quarter of 2023 on the 2022-2 securitization transaction. The waiver of monthly servicing fees on the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on Vroom’s financial statements. If it is not possible or economical for UACC to securitize its automotive finance receivables in the future, it would need to seek alternative financing to support its operations and to meet its existing debt obligations, which may be less efficient and more expensive than raising capital via securitizations and may have a material adverse effect on our results of operations, financial condition, and liquidity.

UACC is currently experiencing increasing credit losses in interests it holds in automotive finance receivables and its credit scoring systems may not effectively forecast its automotive receivables loss rates. Higher than anticipated credit losses or prepayments or the inability to effectively forecast loss rates have and may continue to negatively impact its operating results.

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

Until UACC sells automotive finance receivables, and to the extent it retains interests in automotive finance receivables after it sells them, whether pursuant to securitization transactions or otherwise, UACC is exposed to the risk that applicable customers will be unable or unwilling to repay their loans according to their terms and that the vehicle collateral securing the payment of their loans may not be sufficient to ensure full repayment. Additionally, higher energy prices (including the price of gasoline) and other consumer prices, unstable real estate values, reset of adjustable-rate mortgages to higher interest rates, geopolitical tensions (including outbreaks of military hostilities such as the ongoing geopolitical conflicts and war in Europe and the Middle East), interest rate increases, regional bank failures, inflation and other factors can affect consumer confidence and disposable income. While credit losses are inherent in the automotive finance receivables business, these conditions can increase loss frequency and severity, decrease consumer demand for motor vehicles and weaken collateral values on certain types of motor vehicles in any period of extended economic slowdown or recession and could have a material adverse effect on our results of operations. Because UACC focuses predominately on sub-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on its receivables are higher than those experienced in the general motor vehicle finance industry and may be affected to a greater extent during an economic downturn. In addition, caps on interest rates by individual states may limit UACC's ability to offset rising interest rates against automotive financing rates it offers to dealers.

In addition, the success of UACC's business is highly dependent on the ability to securitize and sell the automotive finance receivables that it underwrites. As a result of increasing interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher losses in a soft securitization market. As a result, UACC may not be able to sell the subordinate notes or residual certificates issued in the securitizations at a favorable price or at all. Due to the increased losses, UACC elected to waive monthly servicing fees related to the 2022-2 securitization transaction in the first quarter of 2023. The waiver of monthly servicing fees related to the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on our financial statements. Waiver of monthly servicing fees also results in reduced servicing income. Any future waivers of monthly servicing fees on other prior off-balance sheet securitization transactions could result in consolidation of such transactions. Such future consolidations could increase our indebtedness and may have a material adverse effect on our results of operations, financial condition and liquidity.

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
None.
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

Vroom, Inc.

Date: November 7, 2023	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: November 7, 2023	By:	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer
(principal financial officer)