Form 10-K
period 2023-12-31
Vroom, Inc.
filed 2024-03-13
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the common stock of the registrant held by non-affiliates was $184.0 million based on the closing price of the common stock on The Nasdaq Global Select Market of the Nasdaq Stock Market LLC on such date.

As of March 7, 2024, 1,794,797 shares of the registrants’ common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding general economic and market conditions, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, including our Value Maximization Plan and the ongoing activities of and potential growth of our UACC and CarStory businesses, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•
there are risks associated with the discontinuance of our ecommerce operations and wind-down of our used vehicle dealership business;
•
our Value Maximization Plan may not be successful, and may not lead to growth and enhanced profitability for our UACC or CarStory businesses;
•
we may not generate sufficient liquidity to operate our business;
•
general business and economic conditions and risks related to the larger automotive ecosystem, including consumer demand;
•
we have a history of losses and we may not achieve or maintain profitability in the future;
•
our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs;
•
our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations;
•
the geographic concentration of UACC's borrowers or dealerships creates an exposure to local and regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our business, financial condition and results of operations;
•
our recent reverse stock split may not result in the market price per share of our common stock to either exceed or remain in excess of the $1.00 minimum bid price as required by Nasdaq (as defined herein), or have any of its other anticipated impacts, and we may be unable to satisfy other Nasdaq continued listing rules;
•
UACC may be unable to sell automotive finance receivables and generate gains on sales of those finance receivables, which could harm our business, results of operations, and financial condition;
•
UACC's securitizations may expose it to financing and other risks, and there can be no assurance that it will be able to access the securitization market in the future, which may require it to seek more costly financing;
•
UACC is currently experiencing increasing credit losses in interests it holds in automotive finance receivables and its credit scoring systems may not effectively forecast its automotive receivables loss rates. Higher than anticipated credit losses or prepayments or the inability to effectively forecast loss rates may negatively impact our operating results;
•
if UACC loses servicing rights on its automobile contracts, our results of operations would be negatively impacted;

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

PART I

Item 1. Business

Overview

Vroom, Inc., which was incorporated under the laws of the State of Delaware in 2012, is a holding company that conducts its operations through its subsidiaries. Vroom, Inc. completed its initial public offering (“IPO”) in June 2020 and its common stock trades on The Nasdaq Global Select Market (“Nasdaq”) under the symbol VRM. Unless the context otherwise requires, references herein to “Vroom”, the "Company”, “we”, “us” or “our” refer to Vroom and its consolidated subsidiaries.

Our Company

During the fiscal year ended December 31, 2023, the period covered by this Annual Report on Form 10-K, Vroom operated an end-to-end ecommerce platform to buy and sell used vehicles. On January 22, 2024, we announced that the Board of Directors (the “Board”) of Vroom had approved a value maximization plan, pursuant to which the Company has discontinued its ecommerce operations and is in the process of winding down its used vehicle dealership business in order to preserve liquidity and enable the Company to maximize stakeholder value through its remaining businesses (the “Value Maximization Plan”). Vroom owns United Auto Credit Corporation (“UACC”), a leading automotive finance company that offers vehicle financing to its customers through third party dealers under the UACC brand, and CarStory (“CarStory”), a leader in AI-powered analytics and digital services for automotive retail. The UACC and CarStory businesses will continue to serve their third-party customers, with their operations substantially unaffected by Vroom’s ecommerce wind-down. The Company will seek to grow and enhance the profitability of the UACC and CarStory businesses going forward.

Prior to the adoption of the Value Maximization Plan, the Company’s platform combined automotive ecommerce, vehicle operations and data science and experimentation to bring all phases of the car buying and selling process to consumers wherever they are, offering an extensive selection of used vehicles, transparent pricing, competitive financing, and at-home pick-up and delivery. Pursuant to the Value Maximization Plan, we are conducting an orderly wind-down of our ecommerce business.

Former Ecommerce Operations

Vroom’s ecommerce platform offered thousands of vehicles that had undergone detailed inspections, met proprietary reconditioning standards and were backed by a Vroom 90-day limited warranty. The platform provided comprehensive and transparent information on each of the vehicles we sold and provided buyers with a personalized, intuitive interface with specific sorting, searching and filtering functionality. The platform offered integrated, real-time financing solutions through strategic partnerships with automotive finance lenders and through our subsidiary, UACC. For consumers looking to sell their vehicles, the platform offered the ease of online submission of basic vehicle information to receive an on-demand appraisal. Vroom’s vehicle operations encompassed a vertically integrated approach to sourcing, transporting, reconditioning, delivering, and picking up vehicles. Data science and experimentation was at the core of Vrooms operations, and we relied on data science, machine learning and A/B and multivariate testing to continually drive optimization and operating leverage across our ecommerce and vehicle operations.

Pursuant to the Value Maximization Plan, we are conducting an orderly wind-down of our ecommerce business. We have suspended transactions through vroom.com, completed transactions for customers who had previously contracted with us to purchase or sell a vehicle, halted purchases of additional vehicles, sold substantially all of our used vehicle inventory through wholesale channels and paid off our vehicle floorplan financing facility dated November 4, 2022 ("2022 Vehicle Floorplan Facility") with Ally Bank and Ally Financial Inc. ("Ally"). We continue to take other actions to maximize the value of our remaining ecommerce assets, reduce our outstanding commitments and preserve our liquidity, and have been executing a reduction-in-force commensurate with our reduced operations. Although we expect the ecommerce wind down to be substantially complete by the end of the first quarter of 2024, we may incur additional wind-down costs through the end of 2024.

The UACC and CarStory businesses will continue to serve their third-party customers, with their operations substantially unaffected by Vroom’s ecommerce wind-down. The Company will seek to grow and enhance the profitability of the UACC and CarStory businesses going forward.

For more information about our former ecommerce operations, please refer to “Part I, Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 2, 2023.

UACC

UACC, which Vroom acquired in February 2022, is an indirect lender that offers vehicle financing to consumers through third-party dealers under the UACC brand, focusing primarily on the non-prime market. Prior to Vroom’s wind-down of its ecommerce operations, UACC also offered vehicle financing to Vroom’s customers through its ecommerce platform. Effective March 1, 2024, Tom Shortt, the Company’s Chief Executive Officer, serves as UACC’s President and Chief Executive Officer and Jon Sandison, the Company’s VP, Investor Relations and FP&A, serves as UACC’s Chief Financial Officer.

UACC, which has been engaged in automotive finance since 1996, currently offers financing services to a nationwide network of thousands of manufacturer-franchised and independent motor vehicle dealers in 49 states, and we seek to expand that network over time. UACC enables these dealers to finance their customers' purchases of new and used automobiles, medium and light duty trucks and vans with competitive financing terms. The credit programs offered by UACC are primarily designed to serve consumers who have limited access to traditional motor vehicle financing.

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting, and servicing capabilities. UACC’s underwriting process begins when UACC accepts a consumer credit application from one of its approved dealerships. Upon receipt, required information is entered into UACC's underwriting system for review and disposition by UACC's automated underwriting decisioning engine in accordance with UACC’s established underwriting guidelines. Because UACC serves consumers who are typically unable to meet the credit standards imposed by most traditional motor vehicle financing sources, it may charge higher interest rates than most traditional motor vehicle financing sources.

UACC verifies the accuracy of information submitted through credit applications and retail installment sales contracts. Verifications are assigned based on risk modeling and completed via a combination of first-party verifications and third-party data sources. Verifications may include customer identity, customer interviews, proof of residence, verification of employment, proof of income, collateral/vehicle valuation, verification of insurance, and other stipulated requirements resulting from risk factors inherent within each credit application.

UACC services the retail installment sales contracts it originates or purchases and will continue to service the contracts it originated or purchased for customers of Vroom’s former ecommerce business. Servicing activities consist primarily of collecting and processing customer payments, responding to customer inquiries, initiating contact with customers who are delinquent in payment of an installment, maintaining the security interests in the financed vehicles and, when necessary, arranging for the repossession and liquidation of the financed vehicles and pursuit of deficiencies. Because UACC focuses primarily on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. As of December 31, 2023, UACC serviced a portfolio of approximately 79,000 retail installment sales contracts with an aggregate principal outstanding balance of $1.1 billion.

To fund UACC’s automotive finance operations, eligible retail installment sales contracts that UACC originates or purchases are pledged to lenders under warehouse credit facilities and typically sold to third-party investors via securitization transactions, with UACC continuing to service the finance receivables underlying those contracts. In such securitization transactions, UACC conveys a pool of automotive finance receivables to a special purpose vehicle, typically a trust that, in turn, issues certain securities. The securities issued by the special purpose vehicle are collateralized by the pool of automotive finance receivables. In exchange for the transfer of finance receivables to the special purpose vehicle, UACC receives the cash proceeds from the sale of the securities.

CarStory

CarStory is a leader in AI-powered analytics and digital services for automotive retail. CarStory offers its digital retailing services to dealers, automotive financial services companies and others in the automotive industry, which use CarStory’s solutions to enhance their customer experience and drive increased vehicle purchases.

CarStory drives automotive retail innovation by aggregating, optimizing and distributing data from thousands of automotive sources. CarStory tracks over three and a half million unique vehicle identification numbers (“VINs”) listed for sale every day. This data is aggregated with demand insights from millions of consumer sessions and VIN data from CarStory's proprietary VIN database to generate accurate price and sales. CarStory helps dealers optimize their pricing by leveraging data science models for retail pricing that provide predictive pricing for marketing, buying, selling and VIN-level features.

In addition to its data analytics and digital services, CarStory powers white labeled storefronts for automotive marketplaces and finance companies. In developing its white label capabilities, CarStory also has developed a variety of consumer-focused functions designed to enhance the customer experience and drive conversion. CarStory's data and data science assets create significant opportunity for automotive AI product development, with over 200 million VINs, over three billion photos and price and price elasticity models.

Marketing

As an indirect lender, UACC's marketing efforts are focused on selling to dealerships, rather than consumers. UACC utilizes a combination of internal and field sales managers to both solicit the enrollment of new dealerships and to market its financing programs and products to existing dealerships. UACC's sales managers serve as the primary liaison with its dealerships. Sales managers focus their efforts on educating dealership personnel on UACC's lending programs and how to combine specific consumer characteristics, collateral and deal structures to increase the probability of approval under UACC's underwriting guidelines. Prior to establishing a business relationship with an automobile dealership, UACC completes a review of the dealership's operations, inventory, facilities, and owner’s credit history.

CarStory has not actively engaged in marketing activities since being acquired by Vroom in 2021. As part of the wind-down of its ecommerce business, Vroom has ended all sales and marketing activities for its used vehicle operations.

Competition

The automotive financing industry is large and highly competitive. UACC competes with a number of national, regional and local finance companies, banks, credit unions, fintech companies, and captive finance companies. Many of these companies are larger and have greater financial resources than UACC, including greater access to capital markets for debt instruments or access to lower cost deposit bases. These funding sources may be unavailable to UACC. Many of these companies also have long-standing relationships with automobile dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchases of automobiles from manufacturers and auctions, which we do not offer.

Credit applications may be sent simultaneously to multiple lenders for consideration. As a result, UACC competes with other financing sources on the basis of the approved structure, minimum customer requirements and stipulations, types of vehicles financed, dealer fees, dealer incentives, levels of service, and distribution (accessibility to UACC’s program via credit application technology platforms). We believe that we can obtain from our dealership network sufficient automobile contracts for purchase at attractive prices by consistently applying reasonable underwriting criteria and making timely purchases of qualifying automobile contracts, however, there can be no assurance that we will be able to do so.

The automotive data and service business is large and very competitive. CarStory competes with a number of companies in the automotive industry, including valuation services, VIN data providers, website marketplaces, inventory aggregators, and retail e-commerce platforms. Some of these companies are significantly larger with well-established sales and marketing teams. We compete with other companies to attract customers to our marketplace and dealers to our digital solutions.

Human Capital Management

As of December 31, 2023, the Company employed a total of 1,682 employees, of which 1,675 were full-time employees. The total consisted of 1,468 employees across 34 states in the United States and 214 employees based in Belgrade, Serbia. UACC employed 683 workers, of which 677 were full-time. CarStory employed 219 workers, 213 of which are based in Serbia, with the balance in the US. The balance were employed as part of the Vroom ecommerce business. None of our employees is represented by a labor union. We consider our relationships with our employees to be good and have not experienced any interruptions of operations due to labor disagreements.

In January and April 2023, as part of our continued focus on reducing variable and fixed costs, we conducted reductions in force across the Vroom business. During the year, we also undertook several smaller reductions to further streamline the business. In January 2024, in connection with the wind-down of our ecommerce operations, we began a significant reduction in force across the entire Vroom business. We anticipate that approximately 800 employees will be impacted upon substantial completion of the wind-down, resulting in a reduction of approximately 93% of the employees not engaged in UACC’s or CarStory’s ongoing operations.

Intellectual Property

The protection of our technology and intellectual property is an important aspect of our business. We seek to protect our intellectual property rights, including our intellectual property rights in our technology, through trademark, trade secret and copyright law, as well as confidentiality agreements, procedures and other contractual commitments and other legal rights. We generally enter into confidentiality agreements and invention assignment agreements with our employees and consultants to control access to, and clarify ownership of, our proprietary rights and information.

As of the date of this Annual Report on Form 10-K, CarStory has 30 issued or allowed U.S. patents with expirations through 2039 and seven pending U.S. patent applications, and Vroom has one pending nonprovisional patent. We own 25 registrations for trademarks in the United States owned by Vroom, Vast (CarStory's parent entity) and UACC, collectively, with renewal deadlines through 2033, including Vroom®, V & Design®, Get In®, Sell Us Your Car®, VroomProtect®, Texas Direct®, CarStory®, Vast® and United Auto Credit®; and we hold 54 registered trademarks in Australia, Brazil, China, Colombia, Chile, Argentina, the European Union, the United Kingdom, Japan, Singapore, Mexico, Canada, South Korea and Peru, including for the Vroom® trademark with renewal deadlines through 2033 and we also have a number of pending trademark applications in the U.S. and certain foreign jurisdictions. We continually review our branding strategies and technology development efforts to assess the existence, registrability, and patentability of new intellectual property. We will work to preserve the value of our Vroom® intellectual property rights where appropriate following the wind-down of our ecommerce operations.

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

Government Regulation

Our businesses are and will continue to be subject to extensive U.S. federal, state and local laws and regulations.

As an entity operating in the financial services sector, UACC is required to comply with a wide variety of laws and regulations. Compliance with these laws and regulations requires that UACC maintain forms, processes, procedures, controls and the infrastructure to support these requirements, and these laws and regulations often create operational constraints both on UACC's ability to implement servicing procedures and on pricing. UACC is subject to laws designed for the protection of consumers, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, prohibitions against unfair, deceptive, and abusive acts and practices, and various other state and federal laws and regulations. These laws mandate certain disclosures with respect to finance charges on automobile contracts and impose certain other restrictions. Most states regulate retail installment sales, including setting a maximum interest rate, caps on certain fees, or maximum amounts financed. Certain states require UACC to have a sales finance license, consumer credit license, or similar applicable license. UACC has obtained licenses in all states where licensing is required.

UACC's financing operations are also subject to U.S. federal, state, and local laws and regulations regarding contract origination, acquiring motor vehicle installment sales contracts from retail sellers, furnishing data to credit reporting agencies, servicing, debt collection practices, and securitization transactions. In addition, UACC is subject to supervision and examination by the Consumer Financial Protection Bureau (“CFPB”), a federal agency created by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The CFPB has rulemaking, supervisory and enforcement authority over UACC and is specifically authorized, among other things, to take actions to prevent companies from engaging in “unfair, deceptive or abusive” acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. The CFPB also has authority to interpret, enforce and issue regulations implementing enumerated consumer laws, including certain laws that apply to UACC. The Dodd-Frank Act and regulations promulgated thereunder may affect UACC's cost of doing business, may limit or expand its permissible activities, may affect the competitive balance within UACC's industry and market areas, and could have a material adverse effect on UACC.

In addition to the CFPB, other state and federal agencies have the ability to regulate aspects of our business. For example, the Dodd-Frank Act provides a mechanism for state Attorneys General to investigate UACC. In addition, the Federal Trade Commission has jurisdiction to investigate aspects of our business. From time to time, we are subject to routine investigations by state and federal regulators. We expect that regulatory investigations by both state and federal agencies will continue, and there can be no assurance that the results of such investigations will not have a material adverse effect on UACC.

The advertising, sale, purchase, financing and transportation of used vehicles are regulated by every state in which we previously operated our ecommerce business, and by the U.S. federal government. The titling and registration of vehicles and the sale of value-added products also are regulated by state laws, and such laws can vary significantly from state to state. In addition, our ecommerce business was subject to regulations and laws specifically governing the internet and ecommerce and the collection, storage, use and other processing of personal information and other customer data. Further, our ecommerce business was subject to current and future laws regarding the use of, training, testing, oversight and accuracy of AI. Additionally, we are subject to industry-specific regulations and intellectual property laws regarding proprietary data, including motor vehicle records. The federal governmental agencies that have regulated our ecommerce business and have the authority to enforce such regulations and laws against us include agencies such as the U.S. Federal Trade Commission, the U.S. Department of Transportation, the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice and the U.S. Federal Communications Commission. Additionally, our ecommerce business was subject to regulation by individual state dealer licensing authorities, state consumer protection agencies and state financial regulatory agencies. From time to time, our ecommerce business was subject to audits, requests for information, investigations and other inquiries from our regulators related to customer complaints. As we encountered operational challenges in keeping up with our rapid growth from 2020 through the first quarter of 2022, we experienced an increase in customer complaints, leading to an increase in such regulatory inquiries. We have endeavored to promptly respond to any such inquiries and cooperate with our regulators. We previously held automotive dealer licenses and motor vehicle sales finance licenses or retail installment seller licenses in multiple states. As a result of the wind-down of the ecommerce business and cessation of our used automotive dealer operations, we are in the process of terminating such licenses.

In addition to the laws and regulations described above, our facilities and business operations are subject to laws and regulations relating to environmental protection, occupational health and safety, and other broadly applicable business regulations. We also are subject to laws and regulations involving taxes, tariffs, privacy and data security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information-reporting requirements, unencumbered internet access to our platform, the design and operation of websites and internet neutrality. We also are subject to laws and regulations affecting public companies, including securities laws and Nasdaq listing rules.

For a discussion of the various risks we face from regulation and compliance matters, see “Risk Factors—Risks Related to Cybersecurity and Privacy—Failure to comply with federal, state and local laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, as well as our actual or perceived failure to protect such information could harm our reputation and could adversely affect our business, financial condition and results of operations”; “Risk Factors—Risks Related to Cybersecurity and Privacy—Our CarStory business relies on artificial intelligence to facilitate the automotive retail experience. If our use of artificial intelligence results in inaccurate data, regulatory scrutiny, privacy concerns or is otherwise unsuccessful, it could adversely affect our business, results of operations, and financial condition”; “Risk Factors—Risks Related to Cybersecurity and Privacy—Any actual or perceived failure to comply with the evolving regulatory frameworks around the development and use of AI could adversely affect our business, results of operations, and financial condition”; “Risk Factors—Risks Related to Laws and Regulations——We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations. Failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations”; “—If we fail to comply with the Telephone Consumer Protection Act, we may face significant damages, which could harm our business, financial condition and results of operations”; and “—Government regulation of the internet and ecommerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition and results of operations”.

Seasonality

Used vehicle sales are seasonal. The used vehicle industry typically experiences an increase in sales early in the calendar year and reaches its highest point late in the first quarter and early in the second quarter. Vehicle sales then level off through the rest of the year, with the lowest level of sales in the fourth quarter. This seasonality has historically corresponded with the timing of income tax refunds, which are an important source of funding for vehicle purchases. Additionally, used vehicles depreciate at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. However, the past few years have not followed typical depreciation trends and there remains continued uncertainty surrounding market trends. Consistent with market trends, UACC generally experiences increased funding activity during the first quarter through tax season. Delinquencies also tend to be lower during the first quarter through tax season and higher during the latter half of the year. See “Risk Factors—Risks Related to Our Financial Condition and Results of Operations—We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business.”

Available Information

Our website address is www.vroom.com. The information contained on, or that can be accessed through, our website is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K or any other report filed with the SEC. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including Vroom, Inc.

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

Risks Related to Our Financial Condition, Results of Operations, Liquidity and Indebtedness

There are risks associated with the discontinuance of our ecommerce operations and wind-down of our used vehicle dealership business.

On January 22, 2024, we announced the Value Maximization Plan, pursuant to which we are discontinuing our ecommerce operations and winding down our used vehicle dealership business in order to preserve cash and maximize stakeholder value through our remaining businesses. As a result, we will incur costs including severance costs, inventory liquidation costs, contract and lease termination costs and non-cash asset impairments, and such costs are expected to exceed any cash we generate on the liquidation of assets. The Company estimates it will incur approximately $31.5 million in one-time expenses in connection with the Plan. Included in this amount are approximately $15.0 million in costs attributable to contract and lease terminations and approximately $16.5 million of expenses the Company expects to incur relating to employee severance and benefits costs. The actual amount of wind down, transition and impairment charges may materially exceed our estimates, due to various factors, many of which are outside of our control, including the outcomes of discussions and negotiations (a number of which are currently ongoing) with the counterparties to the contracts and leases we intend to terminate or modify. In addition, because of uncertainties with respect to our wind-down plan (including those described above), we may not be able to realize the anticipated benefits of or complete the wind-down in the expected timeframe, on the terms or in the manner we expect, and the costs incurred in connection with such wind-down activities may exceed our estimates. If the time to complete the wind-down takes longer than expected, or the actual costs or impairment charges exceed our estimates, the Company’s business, operational results, financial position and cash flows could be adversely affected.

The purpose of the Value Maximization Plan is to wind-down our ecommerce operations, which were not profitable and had significant cash burn, in order to preserve cash and enable us to maximize stakeholder value through our remaining businesses, UACC and CarStory. As of February 29, 2024, we had cash and cash equivalents of approximately $94.0 million. Given our wind-down expenses, including employee severance costs, our ongoing operating expenses and recent losses at UACC, there can be no assurance that we will succeed in growing and enhancing the profitability of UACC and CarStory and create meaningful stakeholder value.

Additionally, the announced wind-down involves further risks, including:

•
the inability to retain qualified personnel necessary for the wind-down during the wind-down period;
•
potential disruption of the operations of the rest of our businesses and diversion of management’s attention from such businesses and operations;
•
exposure to unknown, contingent or other liabilities, including litigation arising in connection with the wind-down;
•
negative impact on our business relationships, including but not limited to potential relationships with our customers, suppliers, vendors, licensees and employees; and
•
unintended negative consequences from changes to our business.

If any of these or other factors impair our ability to successfully implement the wind-down, we may not be able to realize other business opportunities as we may be required to spend additional time and incur additional expense relating to the wind-down that otherwise would be used on the development, expansion and profitability of our other businesses, which could adversely impact our business, operational results, financial position and cash flows.

We may not generate sufficient liquidity to operate our business.

As of February 29, 2024, we had cash and cash equivalents of approximately $94.0 million. We expect to use our cash and cash equivalents to finance our future capital requirements and UACC’s four senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) to fund our finance receivables. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall higher interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity.

We cannot assure you that we will generate sufficient revenue to offset the cost of maintaining our remaining operations, including significant accounting, legal, administrative and other costs associated with being a public company, and to service the interest and repay the outstanding Convertible Senior Notes due 2026 (the "Notes") when due. Our revenue growth may be adversely affected by our inability to grow and develop the UACC and CarStory businesses; weakness in the automotive retail industry generally; general economic conditions, including high interest rates and inflation; global pandemics and other public health emergencies; and increasing competition. Our historical revenue growth is not indicative of our future performance, particularly given the wind-down of our ecommerce business. If we are unable to grow and develop the UACC and CarStory businesses and generate sufficient revenue, our business, financial condition and results of operations will be materially and adversely affected. Additionally, our cash needs may increase in the future as we focus on growing and developing the UACC and CarStory businesses.

In addition to our ongoing cash requirements, our liquidity will also be used to fund costs related to the wind-down of our ecommerce operations, primarily severance and early contract and lease termination payments. Such payments could be significant and have a material effect on our cash flows from operations. Our future capital requirements will depend on many factors, including our available advance rates on the Warehouse Credit Facilities, our ability to complete additional securitization transactions on terms favorable to us, and our future credit losses. We have no significant debt maturities due until July 2026 and the payments on our securitization debt are funded by cashflows on the finance receivables within the securitization trusts. However, there can be no assurance that our liquidity will be sufficient to achieve the objectives of our Value Maximization Plan.

We have a history of losses and we may not achieve or maintain profitability in the future.

We have not been profitable since our inception in 2012 and had an accumulated deficit of approximately $1,966.2 million as of December 31, 2023. We incurred net losses of $365.5 million and $451.9 million for the years ended December 31, 2023 and 2022, respectively. While the majority of our historic losses related to our ecommerce business, UACC had a loss before provision for income taxes of approximately $41.2 million for the year ended December 31, 2023. We may continue to incur significant losses in the future for a number of reasons, including increased losses on UACC's portfolio, our inability to grow and maximize the value of the UACC and CarStory businesses; weakness in the automotive retail industry generally; general economic conditions, including high interest rates, inflation and unemployment; global pandemics and other public health emergencies; and increasing competition, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays in achieving the goals of our Value Maximization Plan.

While we have significantly reduced our operating expenses as part of our Value Maximization Plan, we expect to continue incurring operating expenses as we invest in the UACC and CarStory businesses, including investments in technology development for those businesses. In addition, we anticipate continued legal, accounting, administrative and other expenses as a public company. As a result of these expenditures, we will have to generate and sustain revenue sufficient to offset our operating expenses in order to achieve and maintain profitability.

Our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs.

As of December 31, 2023, we had outstanding $151.2 million aggregate principal amount of borrowings under our 2022 Vehicle Floorplan Facility and $290.5 million aggregate principal amount of our Notes. For the year ended December 31, 2023, our interest expense was $19.5 million related to the 2022 Vehicle Floorplan Facility, and $4.3 million related to the Notes. In addition, as of December 31, 2023, UACC had $314.1 million of securitization indebtedness as well as its Warehouse Credit Facilities with banking institutions, with an aggregate borrowing limit of $825.0 million. As of December 31, 2023, there was $421.3 million in outstanding borrowings related to the Warehouse Credit Facilities. In

2023, we repurchased $74.2 million in aggregate principal amount of our Notes, net of deferred issuance costs of $3.7 million, in open market transactions for $36.5 million. Subject to market conditions and availability, we may continue to opportunistically repurchase Notes from time to time to reduce our outstanding indebtedness at a discount. However, as we approach the July 2026 maturity date, we may be unable to repay, restructure or refinance the remaining Notes on commercially reasonable terms or at all.

If our cash flows and capital resources are insufficient to fund our debt service obligations going forward, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. If new debt is added to our current indebtedness level, the related risks that we face could intensify. Our remaining Notes will mature on July 1, 2026, and our ability to service the interest and repay the Notes when due will depend on our ability to generate sufficient cash. Our ability to restructure or refinance our current or future debt, including the Notes, or obtain additional debt financing will depend on the condition of the capital markets and our financial condition at such time, including the execution of our Value Maximization Plan and our ability to grow and enhance the profitability of the UACC and CarStory businesses. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis or failure to comply with certain restrictions in our debt instruments would result in a default under our debt instruments. In the event of a default under any of our current or future debt instruments, the lenders could elect to declare all amounts outstanding under such debt instruments to be due and payable.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.

As of December 31, 2023, we, including our subsidiaries, had approximately $1,199.0 million principal amount of consolidated indebtedness. Of that amount, $151.2 million aggregate principal amount of borrowings under our 2022 Vehicle Floorplan Facility has been paid in full, and $314.1 million of securitization debt is funded by cashflows on receivables within the securitization trusts. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

▪
increasing our vulnerability to adverse economic and industry conditions;
▪
limiting our ability to obtain additional financing;
▪
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes, including the successful execution of our Value Maximization Plan;
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

For example, on December 21, 2023, we received written notice from Nasdaq notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the $1.00 minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market. On February 13, 2024, after obtaining stockholder approval, we effected a 1-for-80 reverse stock split (the “Reverse Stock Split”), and our stock began trading on a post-split adjusted basis on February 14, 2024. On February 29, 2024, we were notified by Nasdaq Listing Qualifications that the closing bid price of our common stock had been at $1.00 per share or greater for 11 consecutive business days, from February 14, 2024 to February 28, 2024. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5450(a)(1) and this matter is now closed. However, if our common stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, we again would receive another notice of non-compliance with Nasdaq’s listing standards and would face the risk of delisting. There can be no assurance that our common stock will continue to close at or above the $1.00 per share minimum bid price as required by

Nasdaq, or that we will otherwise meet the requirements of Nasdaq for continued listing on Nasdaq Global Select Market. The delisting of our common stock from the Nasdaq Global Select Market would constitute a fundamental change under the terms of our Indenture and make our Notes redeemable at par upon delisting. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

We recognized an impairment charge related to goodwill and long-lived assets. If our amortizable intangible assets or remaining long-lived assets become impaired in the future, we would incur additional impairment charges, which would negatively affect our operating results.

Our goodwill was fully impaired as of December 31, 2022. We also recognized impairment charges of $48.7 million related to long-lived assets during the year ended December 31, 2023. If our amortizable intangible assets or remaining long-lived assets become impaired in the future, we would incur additional impairment charges, which would negatively affect our results of operations. There is significant judgment required in the analysis of a potential impairment of identified intangible assets and other long-lived assets. Impairment may result from, among other things, significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. See Notes 7 and 12 to the Company’s Consolidated Financial Statements.

We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business.

We expect our quarterly results of operations, including our yield, net spreads, risk-adjusted margins, credit losses and cash flow to vary significantly in the future based in part on vehicle-buying patterns. Vehicle sales historically have exhibited seasonality, with an increase in sales early in the year that reaches its highest point late in the first quarter and early in the second quarter, which then levels off through the rest of the year with the lowest level of sales in the fourth quarter. This seasonality historically corresponds with the timing of income tax refunds, which can provide a primary source of funds for customers’ payments on used vehicle purchases. Used vehicle prices also exhibit seasonality, with used vehicles depreciating at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. Consistent with market trends, UACC generally experiences increased funding activity during the first quarter through tax season. Delinquencies also tend to be lower during the first quarter through tax season and higher during the latter half of the year.

Other factors that may cause our quarterly results to fluctuate include, without limitation:

•
the progress of our Value Maximization Plan;
•
our liquidity and ability to raise capital through equity or debt financings;
•
our ability to complete securitization transactions on favorable terms;
•
our future credit losses;
•
increases in vehicle prices;
•
changes in the competitive dynamics of our industry;
•
the regulatory environment;
•
macroeconomic conditions, including interest rates, inflation, unemployment and underemployment rates, vehicle supply and demand and labor costs;
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

Risks Related to Our Operations

The geographic concentration of UACC’s borrowers or dealerships creates an exposure to local and regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our business, financial condition and results of operations.

Changes in demographics and population, local and regional downturns or severe weather conditions and other catastrophic occurrences in any of the states where UACC has a high concentration of borrowers or dealership partners could result in payment delays and increased risk of losses and could materially and adversely affect our revenues and results of operations. During the year ended December 31, 2023, 36.9% of UACC's originations were located in UACC's three largest states (measured by aggregate financed amount). While we believe that we have a diverse geographic presence, we expect that these three states will continue to generate significant amounts of our loans due to economic, demographic, regulatory, competitive and other conditions in these states. Adverse developments in these states could lead to reduced demand for automotive financing, and could materially adversely affect our financial condition and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain, integrate and attract qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to retain, develop, motivate and attract highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to retain and attract them. In particular, we are highly dependent on the services of our leadership team to the development of our business, future vision, and strategic direction, including as we realign our business in accordance with the Value Maximization Plan. On February 29, 2024, James G. Vagim, III, UACC's Co-President and Chief Executive Officer, and Ravi Gandhi, UACC's Co-President and Chief Financial Officer stepped down. The Company's Chief Executive Officer, Tom Shortt succeeded Mr. Vagim as President and Chief Executive Officer, and the Company's Vice President of Investor Relations and Financial Planning & Analysis, Jon Sandison, succeeded Mr. Gandhi as UACC's Chief Financial Officer. Our future performance will depend, in part, on the successful transition of these positions. We heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business, including with respect to strategic initiatives such as our Value Maximization Plan. If members of our senior management team, including our executive leadership, become ill, or if we are otherwise unable to retain them, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis then our business and future growth prospects could be harmed.

In addition, we issue equity awards to certain of our employees as part of our hiring and retention efforts, and job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Our employees’ ability to sell their shares in the public market at times and/or at prices desired may lead to a larger than normal turnover rate. The market value of our common stock has declined significantly. If the actual or perceived value of our common stock does not recover, or if our common stock is delisted from the Nasdaq Global Select Market, it may adversely affect our ability to hire or retain employees. See “We may be unable to satisfy a continued listing rule from the Nasdaq”. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size or value of equity awards granted per employee or undertaking other efforts that may prove to be an unsuccessful retention mechanism. If we are unable to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business and future growth prospects could be harmed.

Furthermore, in light of the reduction in headcount as part of our Value Maximization Plan, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture in the future. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees, particularly in light of the discontinuance of our ecommerce business and wind-down of our used vehicle dealership business. If we do not succeed in retaining and motivating existing employees or attracting well-qualified employees in the future, our business, financial condition and results of operations could be materially and adversely affected.

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

In January 2022, the Company received a non-public civil investigative demand from the Federal Trade Commission (“FTC”), seeking the production of information related to certain of the Company's business practices and the Company responded to those information requests. On February 23, 2024, the FTC notified the Company that it has reason to believe that the Company violated Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a); the FTC's Mail, Internet, or Telephone Order Merchandise Rule, 16 C.F.R. Part 435; the FTC’s Used Motor Vehicle Trade Regulation Rule,16 C.F.R. Part 455; and the FTC’s Pre-Sale Availability Rule, 16 C.F.R. Part 702. The FTC advised the Company that it is authorized to negotiate a stipulated order and the Company intends to work cooperatively with the FTC towards a resolution. Because the matter is at an early stage and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

In addition, in April 2022, the Attorney General of Texas filed a lawsuit on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act and Texas Business and Commerce Code § 17.41 et seq. In December 2023, Vroom, Inc., Vroom Automotive, LLC and the Attorney General of the State of Texas reached a final agreement to resolve all claims in the petition, without any admission of wrongdoing by either Vroom entity. Under the agreement, the Company will pay a total of $2 million in civil penalties and $1 million in attorneys' fees, with the first half due in September 2024 and the remaining half due in September 2025, and abide permanently by an injunction of certain operational practices that were previously implemented. The agreement was approved by the District Court of Travis County on December 13, 2023. See Part I, Item 3. “Legal Proceedings” for more information about these matters and the other legal proceedings to which we are subject.

Risks Related to the UACC Business

UACC may be unable to sell automotive finance receivables and generate gains on sales of those finance receivables, which could harm our business, results of operations, and financial condition.

UACC provides indirect financing by drawing on its Warehouse Credit Facilities to purchase retail installment sales contracts and pledging eligible finance receivables as collateral, then typically selling the receivables related to the retail installment sales contracts. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity. In addition, UACC has entered into arrangements to sell automotive finance receivables that it purchases, through securitizations, and we expect UACC to enter into additional securitizations in the future, subject to market conditions. If UACC is not able to sell receivables under these current or future arrangements for a variety of reasons, including increased credit losses or because it has reached its capacity under the arrangements, its financing partners exercise termination rights before it reaches capacity, general economic or credit market conditions, market disruption or it reaches the scheduled expiration date of the commitment, and it is not able to enter into new arrangements on similar terms, it may not have adequate liquidity and our business, financial condition and results of operations may be adversely affected. For example, as a result of market conditions at the time, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests in UACC's 2023-1 securitization, requiring that the transaction remain on balance sheet pending the sale of the additional retained interests. Although we subsequently sold the non-investment grade securities, we continue to hold the residual interests. There can be no assurance that these residual interests will be sold and off-balance sheet treatment will be achieved in the future for this transaction. Furthermore, if we are unable to sell the residual interests, we could be subject to credit risk and be forced to incur unexpected asset write-offs and bad-debt expense. In addition, as a result of high interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC has been experiencing higher loss severity. Due to the increased loss severity, UACC elected to waive monthly servicing fees related to the 2022-2 securitization transaction in the first quarter of 2023. The waiver of monthly servicing fees related to the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on our financial statements. Waiver of monthly servicing fees also results in reduced servicing income. Any future waivers of monthly servicing fees on other prior off-balance sheet securitization transactions could result in consolidation of such transactions. Such future consolidations could increase our indebtedness and may have a material adverse effect on our results of operations, financial condition and liquidity.

UACC's securitizations may expose it to financing and other risks, and there can be no assurance that it will be able to access the securitization market in the future, which may require it to seek more costly financing.

UACC has securitized, and we expect will in the future securitize, certain of its automotive finance receivables to generate cash. In such transactions, it conveys a pool of automotive finance receivables to a special purpose vehicle, typically a trust that, in turn, issues certain securities. The securities issued by the special purpose vehicle are collateralized by the pool of automotive finance receivables. In exchange for the transfer of finance receivables to the special purpose vehicle, UACC receives the cash proceeds from the sale of the securities.

There can be no assurance that UACC will be able to complete additional securitizations in the future, particularly if the securitization markets become constrained. In addition, the value of any securities that UACC may retain in its securitizations, including securities retained to comply with applicable risk retention rules, might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions, the financial markets or credit performance. For example, on March 1, 2024, 2023, UACC's BB-rated securities from the 2022-2 securitization transaction were downgraded by one ratings agency to a CCC rating. UACC's other rated securities may also be downgraded or put on negative credit watch. Furthermore, although our intent is to sell receivables originated by UACC using off-balance sheet securitization transactions, even if UACC is able to complete its securitizations, those securitizations may not qualify for sales accounting if market conditions do not allow for the sale of lower-rated securities or residual certificates. In addition, as a result of higher interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher portfolio losses. The increased losses could lead to reduced servicing income if UACC elects to waive monthly servicing fees going forward as it did in the first quarter of 2023 on the 2022-2 securitization transaction. The waiver of monthly servicing fees on the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on Vroom’s financial statements. If it is not possible or economical for UACC to securitize its automotive finance receivables in the future, it would need to seek alternative financing to support its operations and to meet its existing debt obligations, which may be less efficient and more expensive than raising capital via securitizations and may have a material adverse effect on our results of operations, financial condition, and liquidity.

UACC is currently experiencing increasing credit losses in interests it holds in automotive finance receivables and its credit scoring systems may not effectively forecast its automotive receivables loss rates. Higher than anticipated credit losses or prepayments or the inability to effectively forecast loss rates may negatively impact our operating results.

UACC specializes in the purchase and servicing of contracts to finance vehicle purchases primarily by non-prime customers, including those who have limited credit history, past credit problems, or low income. Such contracts generally have a higher risk of non-performance, and may result in higher delinquencies and higher losses than contracts with customers who have higher credit ratings. UACC is currently experiencing increasing credit losses on its finance receivables, which has negatively impacted the fair value of our financial receivables and increased the losses recognized during 2022 and 2023. Increasing credit losses negatively impacted our business during 2023 and we expect these credit losses to continue to negatively impact our business during 2024. Due to the wind-down of our ecommerce business, UACC has become our largest business and our results of operations and financial condition are increasingly vulnerable to adverse developments in UACC's business.

Until UACC sells automotive finance receivables, and to the extent it retains interests in those receivables after it sells them, whether pursuant to securitization transactions or otherwise, UACC is exposed to the risk that certain customers will be unable or unwilling to repay their retail installment sales contracts according to their terms and that the vehicle collateral securing the payment of those retail installment sales contracts may not be sufficient to ensure full repayment. Additionally, higher energy prices (including the price of gasoline) and other consumer prices, unstable real estate values, reset of adjustable-rate mortgages to higher interest rates, geopolitical tensions (including outbreaks of military hostilities such as the ongoing geopolitical conflicts and war in Europe and the Middle East), interest rate increases, regional bank failures, inflation and other factors can affect consumer confidence and disposable income. While credit losses are inherent in the automotive finance receivables market, these conditions can increase loss frequency and severity, decrease consumer demand for motor vehicles and weaken collateral values on certain types of motor vehicles in any period of extended economic slowdown or recession and could have a material adverse effect on our results of operations and financial condition. Because UACC focuses predominately on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on its receivables are higher and more volatile than those experienced in the general motor vehicle finance industry and may be adversely affected to a greater extent during an economic downturn. In addition, caps on interest rates by individual states may limit UACC's ability to offset rising interest rates against automotive financing rates it offers to dealers.

UACC makes various assumptions and judgments about the automotive finance receivables it originates or purchases and may establish a valuation allowance and value beneficial ownership interests based on a number of factors. Although management may establish a valuation allowance and value beneficial ownership interests based on analysis it believes is appropriate, this may not be adequate, particularly in periods of increased industry-wide vehicle depreciation rates, which we are currently experiencing. For example, if economic conditions were to deteriorate unexpectedly, additional credit losses not incorporated in the existing valuation may occur. Several variables have affected UACC’s recent loss and delinquency rates, including general economic conditions and market interest rates, and such variables are likely to differ in the future. In particular, given the impact the COVID-19 pandemic had on the economy and individuals, including the associated stimulus programs, historical loss and delinquency expectations may not accurately predict the performance of UACC's receivables and impact its ability to effectively forecast loss rates. Losses in excess of expectations could have a material adverse effect on our results of operations and financial condition. Further, the rate of prepayments cannot be predicted and may be influenced by a variety of factors, including changes in the economic and social conditions of our borrowers.

UACC relies on its internally developed credit scoring systems to forecast loss rates of the automotive finance receivables it originates or purchases. If it relies on systems that fail to effectively forecast loss rates on receivables it originates or purchases, those receivables may suffer higher losses than expected. UACC’s credit scoring systems were developed prior to the onset of the COVID-19 pandemic and, accordingly, were not designed to take into account the effect of the economic, financial and social disruptions resulting from the pandemic, including the associated stimulus programs. Additionally, as noted above, we believe that the impact of the pandemic on the economy and individuals led to loss and delinquency expectations that may not accurately predict the performance of UACC's receivables.

UACC generally seeks to sell these receivables through securitization transactions. If the receivables it sells experience higher loss rates than forecasted, it may be unable to sell those receivables or may obtain less favorable pricing on the receivables it sells in the future and suffer reputational harm in the marketplace for the receivables it sells and its results of operations and financial condition may be adversely affected. If UACC holds receivables that it originates on its balance sheet until it sells them in securitization transactions or, in the future, through loan sales to its financing partners or other arrangements, then to the extent those receivables fail to perform during its holding period, they may become ineligible for sale.

If UACC’s dealers do not submit a sufficient number of suitable automobile contracts to UACC for purchase, its results of operations may be impaired.

UACC is dependent upon establishing and maintaining relationships with a large number of manufacturer-franchised and independent motor vehicle dealers to supply it with automobile contracts. During the years ended December 31, 2020 through 2023, no single dealer accounted for 1% or more of the automobile contracts UACC purchased, other than Vroom, through our former ecommerce business, which accounted for approximately 22% of

UACC's automobile contracts in 2023. The agreements UACC has with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet UACC’s underwriting criteria could result in reductions in its revenues or the cash flows available to it, and, therefore, could have an adverse effect on UACC's and our results of operations.

As of December 31, 2023, automobile contracts originated from Vroom customers or purchased from Vroom represented approximately 30% of UACC's total serviced loan portfolio. If UACC is unable to replace the volume of automobile contracts it previously received from Vroom's ecommerce business, our business, financial condition, and results of operations could be materially adversely affected.

If UACC loses servicing rights on its automobile contracts, our results of operations would be impaired.

UACC is entitled to receive servicing fees only when it acts as servicer under the applicable sale and servicing agreements governing its Warehouse Credit Facilities and securitizations. Under such agreements, UACC may be terminated as servicer upon the occurrence of certain events, including:

•
its failure to observe and perform its duties and responsibilities and comply with other covenants;
•
certain bankruptcy events; and
•
the occurrence of certain events of default under the documents governing the facilities.

The loss of servicing rights could materially and adversely affect our results of operations, financial condition and cash flows.

Risk retention rules may limit UACC’s liquidity and increase UACC’s capital requirements.

Securitizations of automobile receivables are subject to risk retention rules under Federal law, which generally require that sponsors of asset-backed securities (ABS), such as UACC, retain no less than five percent of the credit risk of the assets collateralizing the ABS issuance. The rules also set forth prohibitions on transferring or hedging the credit risk that the sponsor is required to retain. Because the rules place an upper limit on the degree to which UACC may use financial leverage, its securitization structures may require more capital, or may release less cash, than might be the case in the absence of such rules.

UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business.

UACC uses debt financing to maintain and grow its business. It currently utilizes its Warehouse Credit Facilities and securitizations to fund its liquidity needs. We cannot guarantee that the Warehouse Credit Facilities will continue to be available beyond their current maturity dates, on acceptable terms, or at all, or that UACC will be able to obtain additional financing on acceptable terms or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the losses incurred in UACC's loan portfolio, UACC’s financial position, its results of operations, and the capacity for additional borrowing under its existing financing arrangements. If UACC’s various financing alternatives were to become limited or unavailable, it may be unable to maintain or grow loan volume at the level that we anticipate and our financial condition and results of operations could be materially adversely affected.

Risks Related to Cybersecurity and Privacy

An actual or perceived failure to maintain the security of personal information and other customer data that we collect, store, process, and use could harm our business, financial condition and results of operations.

We and certain of our third-party providers collect, maintain and process data about current and prospective customers, employees, business partners and others, including personally identifiable information, as well as proprietary information belonging to our business such as trade secrets (collectively, "Confidential Information"). We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, "IT Systems"). We own and manage some of these IT Systems but also rely on third parties that are not directly under our control to manage certain areas of these operations. For example, we rely on encryption, storage, and processing technology developed by third parties to securely transmit, operate on and store such information. Successful cyberattacks that disrupt or result in unauthorized access to third party

IT Systems can materially impact our operation and financial results. Due to the volume and sensitivity of the personal information and data we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. Any failure or perceived failure by us or by third parties who access our IT Systems and/or Confidential Information to maintain the security of personal and other data that is provided to us by customers, employees and vendors could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could adversely affect our business, financial condition, and results of operations. While we employ a number of security measures designed to protect the security of our IT Systems and Confidential Information, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, and of third parties we rely on will be fully implemented, complied with our effective in protecting our IT Systems and Confidential Information.

Additionally, concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could harm our business, financial condition and results of operations. We are subject to numerous federal, state and local laws, regulations and industry standards regarding privacy, cybersecurity and the collection, use, disclosure and other processing of personal information and other data. The scope and interpretation of these laws continue to evolve and may be inconsistent across jurisdictions. New laws also may be enacted. See "Failure to comply with federal, state and local laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, as well as our actual or perceived failure to protect such information could harm our reputation and could adversely affect our business, financial condition and results of operations." Further, we are subject to contractual requirements and others’ privacy policies that govern how we use and protect personal information and other data. These obligations may be interpreted and applied inconsistently and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies or obligations may result in governmental enforcement actions, litigation or negative publicity that could have an adverse effect on our business. If our third-party service providers violate applicable laws, contractual obligations or our policies, then such violations also may put consumer, employee and vendor information at risk and could, in turn, harm our reputation, business and operating results.

If we or our third-party providers sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.

Threat actors are increasingly sophisticated and can operate large-scale complex automated attacks. Similar to most IT systems and companies, we face a consistent threat from cyber-attacks, viruses, malicious software, physical break-ins, theft, ransomware, phishing, social engineering, unintentional employee error or malfeasance, system availability, and other security breaches. Further, third-party hosts or service providers are also a source of security concerns as it relates to failures of their own security systems and infrastructure. Our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with third-party services, including cloud services, and/or failures by such third parties, which are beyond our control. The costs to eliminate or address evolving security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential suppliers or players, any of which could lead to negative reputational impacts.

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

We expect that industry standards, laws and regulations will continue to develop regarding privacy, data protection, information security and artificial intelligence in many jurisdictions. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States may increase our compliance costs and legal liability. Additionally, California has created a new data protection agency, and other states may do the same, specifically tasked to enforce California privacy laws, which would likely result in increased regulatory scrutiny in the areas of data protection and security.

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

Risks Related to Our Industry and General Economic Conditions

Our businesses participate in highly competitive industries, and pressure from existing and new companies may adversely affect our business and results of operations.

The automobile financing business is large and highly competitive. UACC competes with a number of national, regional and local finance companies, banks, credit unions, fintech companies, and captive finance companies. Many of these companies are much larger and have greater financial resources than UACC, including greater access to capital markets for debt instruments or access to lower cost deposit bases. These funding sources may be unavailable to UACC. Many of these companies also have long-standing relationships with automobile dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchases of automobiles from manufacturers and auctions, which we do not offer. There can be no assurance that we will be able to continue to compete successfully and, as a result, we may not be able to purchase automobile contracts from dealers at a price acceptable to us, which could result in reductions in our revenues or the cash flows available to us. Additionally, if UACC is unsuccessful in maintaining and growing its dealer network, our results of operations, cash flows, and financial condition may be adversely affected.

The automotive data and service business is large and very competitive. CarStory competes with a number of companies in the automotive industry, including valuation services, VIN data providers, website marketplaces, inventory aggregators, and retail e-commerce platforms. Some of these companies are significantly larger with well-established sales and marketing teams. We compete with other companies to attract customers to our marketplace and dealers to our digital solutions. If we are unable to grow CarStory's marketplace and customer base, our results of operations, cash flows, and financial condition may be adversely affected.

General business and economic conditions, and risks related to the larger automotive ecosystem, including consumer demand, could reduce our sales and profitability, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is affected by general business and economic conditions. The global economy often experiences periods of instability, and this volatility may lead to high unemployment and a lack of available credit, which may in turn lead to increased delinquencies, defaults, repossessions and losses on motor vehicle contracts financed through UACC and could materially and adversely affect our business, financial condition and results of operations.

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

Our businesses are and will continue to be subject to extensive U.S. federal, state and local laws and regulations. The financing of motor vehicles is regulated by every state in which we operate and by the U.S. federal government. Our prior ecommerce business, including the advertising and sale of used vehicles, titling and registration of vehicles, and the sale of value-added products, also was regulated by state laws, and such state laws can vary significantly from state to state. In addition, we are subject to regulations and laws specifically governing the internet and ecommerce and the collection, storage and use of personal information and other customer data. We are also subject to federal and state consumer protection laws, including prohibitions against unfair or deceptive acts or practices. The federal governmental agencies that regulate our business and have the authority to enforce such regulations and laws against us include agencies such as the U.S. Federal Trade Commission ("FTC"), the U.S. Consumer Financial Protection Bureau ("CFPB"), the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice and the U.S. Federal Communications Commission ("FCC"). Additionally, we are subject to regulation by state consumer protection agencies and state financial regulatory agencies.

In our prior ecommerce business, we have been subject to audits, requests for information, investigations and other inquiries from our regulators related to customer complaints. As we encountered operational challenges in keeping up with our rapid growth from 2020 through the first quarter of 2022, we experienced an increase in customer complaints, leading to an increase in such regulatory inquiries. We endeavored to promptly respond to any such inquiries and cooperate with our regulators. However, we have incurred fines in certain states and in April 2022, the Attorney General of Texas filed a lawsuit on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act and Texas Business and Commerce Code § 17.41 et seq. In December 2023, Vroom, Inc., Vroom Automotive, LLC and the Attorney General of the State of Texas reached a final agreement to resolve all claims in the petition, without any admission of wrongdoing by either Vroom entity. Under the agreement, the Company will pay a total of $2 million in civil penalties and $1 million in attorneys' fees, with the first half due in September 2024 and the remaining half due in September 2025, and abide permanently by an injunction of certain operational practices that were previously implemented. The agreement was approved by the District Court of Travis County on December 13, 2023. See Part II, Item 1 – “Legal Proceedings.”

In addition, In January 2022, the Company received a non-public civil investigative demand from the Federal Trade Commission (“FTC”), seeking the production of information related to certain of the Company's business practices and the Company responded to those information requests. On February 23, 2024, the FTC notified the Company that it has reason to believe that the Company violated Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a); the FTC's Mail, Internet, or Telephone Order Merchandise Rule, 16 C.F.R. Part 435; the FTC’s Used Motor Vehicle Trade Regulation Rule,16 C.F.R. Part 455; and the FTC’s Pre-Sale Availability Rule, 16 C.F.R. Part 702. The FTC advised the Company that it is authorized to negotiate a stipulated order and the Company intends to work cooperatively with the FTC towards a resolution. Because the matter is at an early stage and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

In relation to our prior ecommerce business, we have been licensed as a dealer in the states of Texas, Florida, Arizona, California, Ohio and Wisconsin. We also have a motor vehicle sales finance license in Texas in connection with our Texas dealer license, a retail installment seller license in Florida in connection with our Florida dealer license, a retail installment seller license in Pennsylvania, and filed the required notice in Arizona in connection with our Arizona dealer license. As a result of the wind-down of the ecommerce business and discontinuance of our used automotive dealer operations, we are terminating the foregoing licenses once all transactions, including title and registration transactions on behalf of our customers, are completed in the relevant jurisdiction.

UACC's financing operations are subject to U.S. federal, state, and local laws and regulations regarding contract origination, acquiring motor vehicle installment sales contracts from retail sellers, furnishing data to credit reporting agencies, servicing, debt collection practices, and securitization transactions. Certain states require UACC to have a sales finance license, consumer credit license, or similar applicable license. UACC has obtained licenses in all states where licensing is required. In addition, UACC is subject to enforcement by the CFPB and state consumer protection agencies, including state attorney general offices and state financial regulatory agencies. Any failure to renew or maintain or any revocation of any of UACC's licenses would materially and adversely affect our business, financial condition and results of operations.

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

We utilized telephone calls as a means of responding to and communicating with our Vroom ecommerce customers interested in purchasing, trading in and/or selling vehicles and value-added products. Potential customers could submit their contact information, including phone number, via our website or third-party listing sites to express their interest in purchasing a vehicle, selling a vehicle, or obtaining financing terms. We engaged third-party customer experience centers to respond to certain of these inquiries and further communicate with potential customers concerning sales, purchases and financings of our vehicles through our platform. We also sent text messages to customers concerning the status of their order. As we wind-down our ecommerce operations, we will continue to communicate with customers through telephone calls and text messages as needed. Our UACC business utilizes telephone calls and text messages as a means of responding to and communicating with customers who finance their vehicle purchase from automobile dealers through UACC, including communications relating to collections. Our CarStory business collects consent to contact consumers by telephone calls or text messages via its vehicles listing sites and shares such consent with CarStory’s business partners.

The Telephone Consumer Protection Act (the “TCPA”), as interpreted and implemented by the FCC and U.S. courts, imposes significant restrictions on the use of autodialed telephone calls, pre-recorded messages, and text messages to residential and mobile telephone numbers as a means of communication when prior consent of the person being contacted has not been obtained. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including class actions. Statutory penalties for TCPA violations range from $500 to $1,500 per violation, which has been interpreted to mean per phone call or text message. In addition, several states have enacted their own versions of the TCPA.

While we have implemented processes and procedures to comply with the TCPA and state equivalents, if we or the third parties on which we rely fail to adhere to such processes and procedures or fail or successfully implement appropriate processes and procedures in response to existing or future regulations, it could result in legal and monetary liability, fines, penalties or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition and results of operations. Additionally, any changes to the TCPA, its interpretation, or enforcement of it by the government or private parties that further restrict the way we contact and communicate with our potential customers or generate leads could adversely affect our ability to attract customers and could harm our business, financial condition and results of operations.

Government regulation of the internet is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition and results of operations.

We are subject to general business regulations and laws, as well as regulations and laws specifically governing the internet and ecommerce. Existing and future regulations and laws could impede the growth of the internet, ecommerce or mobile commerce. These regulations and laws may involve taxes, tariffs, privacy and data security, artificial intelligence, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, the design and operation of websites and internet neutrality. It is not clear how existing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or ecommerce. It is possible that general business regulations and laws, or those specifically governing the internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one market segment to another and may conflict with other rules or our practices. For example, federal, state and local regulation regarding privacy, data protection and information security has become more significant, and these evolving regulations may increase our costs of compliance. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. The enactment of new laws and regulations or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, decreased revenues and increased expenses.

Risks Related to Our Use of Data and Technology

Our CarStory business is dependent on our ability to offer accurate and competitive pricing for vehicles.

We provide suggested offer pricing to our dealer partners as part of the CarStory platform using data science and proprietary algorithms based on a number of factors, including mechanical soundness, consumer desirability, vehicle history, market prices and relative value as prospective inventory. If we are unable to provide accurate and competitive pricing to our dealer partners, our revenue, gross margins and results of operations would be affected, which could have an adverse effect on our business, financial condition and results of operations.

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

Our brand, reputation and ability to attract customers depend on the reliable performance of our platform and the supporting systems, technology and infrastructure. We may experience significant interruptions to our systems in the future. Interruptions in these systems, whether due to system failures or lack of upgrades, programming or configuration errors, computer viruses or physical or electronic break-ins, could affect the availability of our inventory on our platform and prevent or inhibit the ability of customers to access our platform. In addition, we expect that we will need to invest in and upgrade the UACC systems over time. Problems with the reliability or security of our systems could harm our reputation, result in a loss of customers and result in additional costs.

UACC operates a data center at a colocation facility in California to support its operations. This data center is vulnerable to damage or interruption from fire, flood, power loss, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, ransomware, earthquakes and similar events. The occurrence of any of these events could render communications between our offices inoperable and our results of operations could be harmed. Problems faced by our third-party web-hosting providers, including AWS and Google Cloud, could inhibit the functionality of our platform. For example, our third-party web-hosting providers could close their facilities without adequate notice or suffer interruptions in service caused by cyber-attacks, natural disasters or other phenomena. Disruption of their services could cause our website to be inoperable and could have a material adverse effect on our business, financial condition and results of operations. Any financial difficulties, up to and including bankruptcy, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. In addition, if our third-party web-hosting providers are unable to keep up with our growing capacity needs, our business, financial condition and results of operations could be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our platform could interrupt our customers’ access to our inventory and our access to data that drives our inventory purchase operations, which could harm our reputation or our business, financial condition and results of operations.

Our CarStory business relies on artificial intelligence to facilitate the automotive retail experience. If our use of artificial intelligence results in inaccurate data, regulatory scrutiny, privacy concerns or is otherwise unsuccessful, it could adversely affect our business, results of operations, and financial condition.

We have made significant investments in artificial intelligence (“AI”) initiatives, including through our CarStory business and offerings. CarStory provides AI-powered analytics and digital services, including predictive market data, for automotive retail. CarStory relies on AI, machine learning, automated decision making, data analytics and similar tools to analyze market trends, improve our services, provide insights to our customers and tailor our interactions with our customers (“AI Tools”). Certain of these AI Tools are proprietary to CarStory, and certain are third party AI Tools that CarStory has obtained a right to use from the applicable provider. Pursuant to our Value Maximization Plan, we are shifting focus in part to our CarStory business and expect to expand our use and offerings of our AI Tools. We intend to leverage our CarStory data and technology, including our AI Tools, to enhance operations at UACC. As with many technological innovations, there are significant risks involved in developing, maintaining and utilizing AI Tools and no assurance can be provided that CarStory’s use of AI Tools will enhance our products or services or continue to be successful. If the models underlying our AI Tools are inadequately or incorrectly designed, improperly trained or used, or the data used to train them is incomplete, inadequate or biased in some way, our use of AI Tools may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, insufficient, do not match our business goals, do not comply with our policies or standards, adversely affect our financial condition, business and reputation. Further if we are deemed to not have sufficient rights to use such data to train our AI Tools, then we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in various U.S. courts against other developers of AI Tools, and which has an uncertain outcome.

The market for AI Tools is complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. To the extent AI development and utilization from our industry competitors prove to be successful, or more successful, than our approach, the demand for our CarStory platform, and thus our business, could be adversely affected. Our efforts to continuously improve our AI Tools, including the introduction of new products or capabilities or changes to existing products or capabilities, may result in new or enhanced governmental or regulatory scrutiny, litigation, privacy or ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, the use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, biased, or harmful, or violate current or future laws and regulations or deviate from consumers’ expectations of privacy. In addition, market acceptance of AI technologies is uncertain, especially in the automotive retail industry.

The rapid evolution of AI will require the application of resources to develop, test, maintain and improve our products and services to help ensure that the AI is accurate and efficient. The continuous development, testing, maintenance and deployment of our AI Tools may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that may prevent our proprietary AI Tools from operating properly, which could adversely affect our business, customer relationships and reputation. See “Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI could adversely affect our business, results of operations, and financial condition.”

Any actual or perceived failure to comply with the evolving regulatory frameworks around the development and use of AI could adversely affect our business, results of operations, and financial condition.

The regulatory framework around the development and use of these emerging technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced and/or are currently considering additional laws and regulations. Both in the United States and internationally, the development and use of AI Tools are the subject of evolving regulation by various governmental and regulatory agencies, and changes in laws, rules, directives and regulations governing the use of AI Tools may adversely affect the ability of our business to use or rely on AI Tools. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business.

Already, there are some existing legal regimes that regulate certain aspects of AI, and new laws regulating AI Tools are expected to enter into force in the United States and the EU in 2024. In October 2023, the President of the United States issued a broad Executive Order on the Safe, Secure and Trustworthy Development and Use of AI (the “Order”), emphasizing the need for transparency, accountability and fairness in the development and use of AI Tools.

The Order established certain new requirements for the training, testing and cybersecurity of sophisticated AI models and large-scale compute centers used to train AI models. The Order also instructed several other federal agencies to promulgate certain additional regulations within specific timeframes from the date of the Order regarding the development, use and marketing of AI Tools.

Any of the foregoing, together with developing guidance and/or decisions in this area, may affect our ability to use AI Tools, require additional compliance measures and changes to our operations and processes regarding AI Tools, and result in increased compliance costs, and potential increases in the risk of civil claims against us. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI Tools, could adversely affect our brand, reputation, business, results of operations, and financial condition.

Risks Related to Intellectual Property

Failure to adequately protect our intellectual property, technology and confidential information could harm our business, financial condition and results of operations.

The protection of intellectual property, technology and confidential information is crucial to the success of our businesses. Moreover, we will work to preserve the value of our Vroom® intellectual property rights where appropriate following the wind-down of our ecommerce operations. We rely on a combination of trademark, trade secret, patent and copyright law, as well as contractual restrictions, to protect our intellectual property (including our brand, technology and confidential information). While it is our policy to protect and defend our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property will be adequate to prevent infringement, misappropriation, dilution or other violations of our intellectual property rights. We also cannot guarantee that others will not independently develop technology that has the same or similar functionality as our technology. Unauthorized parties may also attempt to copy or obtain and use our technology to develop competing solutions, and policing unauthorized use of our technology and intellectual property rights may be difficult and ineffective. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology. If our intellectual property rights are used or misappropriated by third parties, the value of our brand and intellectual property may be diminished and competitors may be able to more effectively mimic our products and methods of operations. Any of these events could materially adversely affect our business, financial condition or results of operations. Furthermore, we may face claims of infringement of third-party intellectual property that could interfere with our ability to market, promote and sell our brands, products and services. Any litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights, regardless of merit, could be costly, divert attention of management and may not ultimately be resolved in our favor. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property and may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations. Even if we were to prevail, the time and resources necessary to resolve such disputes could be costly, time-consuming and divert the attention of management from our business operations.

A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. If we fail to obtain protection for the intellectual property rights concerning our AI Tools, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products. Given the long history of development of AI Tools, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our own AI Tools.

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

In addition, we have registered certain trademarks that are important to our business, such as the “Vroom®”, “Sell Us Your Car®”, “CarStory®”, “Vast®” and “United Auto Credit®” trademarks. While we are seeking, and have secured registration of several of our trademarks in the U.S. and other foreign jurisdictions (including Canada and Europe), it is possible that others may assert senior rights to similar trademarks and seek to prevent our use and further registration of our trademarks in certain jurisdictions. Additionally, our pending trademark or service mark applications may not result in such marks being registered in a timely manner or at all. If we fail to adequately protect or enforce our rights under these trademarks, we may lose the ability to use those trademarks or to prevent others from using them, which could adversely harm our reputation and our business, financial condition and results of operations.

While software can be protected under copyright law, we have chosen not to register any copyrights in our proprietary software, and instead, primarily rely on trade secret law to protect our proprietary software. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited. Furthermore, our trade secrets, know-how and other proprietary materials may be revealed to the public or our competitors or independently developed by our competitors and, as a result, may no longer provide protection for the related intellectual property.

Our CarStory business has a number of patents and we may obtain additional patents in the future. We may fail to apply for patents on important products, methods and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. Moreover, we may fail to obtain issuance of any of the patent applications we do file. Effective protection of patents is complex, expensive and difficult to maintain, both in terms of filing costs as well as the costs of defending and enforcing our rights in our patents. For example, the U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural requirements to complete the patent application process and to maintain issued patents, and noncompliance or non-payment could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in a relevant jurisdiction.

Our agreements with employees and consultants may not effectively prevent unauthorized use of our intellectual property, and we may be subject to claims asserting that our employees or, consultants have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

As part of our efforts to protect our intellectual property, technology and confidential information, we require employees and contractors who may be involved in the creation or development of intellectual property to enter into confidentiality and assignment of inventions agreements, and we also require certain third parties to enter into nondisclosure agreements. However, we may not be successful in having all such employees, contractors or third parties enter into such agreements. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by our employees and consultants. In addition, while these agreements will give us contractual remedies upon unauthorized use or disclosure of our intellectual property or confidential information, these agreements may not effectively prevent unauthorized use or disclosure of our confidential information, intellectual property or technology and we may not be able to detect such unauthorized activity.

Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims, which could be costly and time-consuming. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and divert the attention of management.

We rely on licenses to use the intellectual property rights of third parties which are incorporated into our products and services. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings, which could materially affect our business, financial condition and results of operations.

We rely on products, technologies and intellectual property that we license from third parties for use in our products and services. We cannot assure that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew or expand existing licenses, we may be required to discontinue or limit our use of the products or services that include or incorporate the licensed intellectual property.

We cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our products and services containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our products and services, which could adversely affect our business, financial condition and results of operations.

We utilize third party open-source software components in some of the solutions we license to our clients deliverables we develop and create for our clients, and failure to comply with the terms of the underlying open-source software licenses could subject us or our clients to possible litigation.

We use open-source software in some of our proprietary software, and we expect to continue to use open-source software in the future. The use and distribution of open-source software is accompanied by the risk that open-source licensors generally do not provide warranties, indemnification or other contractual provisions regarding the quality of the code or intellectual property infringement claims protections. To the extent that our proprietary software depends upon the successful operation of open-source software, any undetected errors or defects in this open-source software could prevent the deployment or impair the functionality of such technologies and injure our reputation. In addition, some open source licenses contain terms requiring us to make available source code for modifications or derivative works we create based upon the type of open-source software we use or grant other licenses to our intellectual property. Although we monitor our use of open-source software to avoid subjecting our software to conditions we do not intend, we cannot assure you that our processes for controlling our use of open-source software in our software will be effective. Additionally, we could be subject to third-party claims asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, or otherwise seeking to enforce the terms of the applicable open-source license. Such claims could result in litigation and/or substantial costs to defend and resolve.

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

Many factors, some of which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described in this “Risk Factors” section and the "Risk Factors" section in our Annual Report, as well as the following:

•
our operating and financial performance and prospects, including as a result of operational changes and initiatives we are taking as part of our Value Maximization Plan;
•
the discontinuation of our ecommerce operations and wind-down of our used vehicle dealership business and our ability to reduce the related costs;
•
potential delisting of our common stock, as described below;
•
our ability to grow and develop the UACC and CarStory businesses;

•
our liquidity and ability to raise capital;
•
our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•
our guidance regarding future quarterly or annual earnings, and our financial results in relation to previously issued guidance;
•
our ability to achieve the benefits of any cost saving measures;
•
future announcements concerning our businesses or our competitors’ businesses;
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
•
the current inflationary environment in the United States and in other global economies, the impact of high interest rates and the impact of any recession or general economic downturn;
•
potential volatility in the banking industry; and
•
other changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from the federal government's ongoing negotiations regarding the federal debt limit, natural disasters, terrorist attacks, global pandemics, and responses to such events

As a result, volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price which they paid for them. These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low. As a result, you may suffer a loss on your investment. Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may negatively impact the market price of our common stock.

We have experienced significant declines in the market price of our common stock, and it could continue to decline in the future, including as a result of the execution and implementation of our Value Maximization Plan. Further declines in our stock price could, among other things, make it more difficult to raise capital on terms acceptable to us, or at all, and make it difficult for our investors to sell their shares of common stock. If our stock price again closes below $1.00 per share minimum bid price for 30 consecutive business days, we would be out of compliance with the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market and our stock would be at risk of delisting. See "Risk Factors—We may be unable to satisfy a continued listing rule from the Nasdaq" and "Risk Factors—Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations" for more information on the risk of delisting from the Nasdaq Global Select Market. In addition, companies that experience volatility in the market price of their securities often are the subject of securities class action litigation. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. See Part I, Item 3. “Legal Proceedings.”

We do not intend to pay dividends on our common stock for the foreseeable future.

We currently intend to retain all available funds and any future earnings to fund the development and growth of our businesses. As a result, we do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, industry trends and other factors that our board of directors may deem relevant. Any such decision also will be subject to compliance with contractual restrictions and covenants in the agreements governing our current indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends could also adversely affect the market price of our common stock.

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

We may seek additional equity or debt financing. The issuance of any additional capital stock would result in significant dilution to our stockholders. We also expect to continue to grant equity awards to employees, directors and consultants under our equity incentive plans. From time to time in the future, we may also issue additional shares of our common stock or securities convertible into common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our common stock or securities convertible into our common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our common stock.

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock and our notes, and would significantly dilute existing stockholders.

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. On December 1, 2023, we filed a prospectus supplement with the SEC under which we may offer and sell from time to time and at our discretion shares of our common stock having an aggregate offering price of up to $50.0 million pursuant to an “at the market” offering program (the “ATM Program”). As of December 31, 2023, we had issued 43,483 shares of common stock under the ATM program for net proceeds of $2.4 million. In addition, as of December 31, 2023, we had reserved 53,537 shares of our common stock for issuance under our equity incentive plans. The Indenture for our Notes does not restrict our ability to issue additional equity securities. If we issue or sell additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, our Notes may significantly decline. In addition, our issuance or sale of additional shares of common stock would significantly dilute the ownership interests of our existing common stockholders, including noteholders who receive shares of our common stock upon conversion of their Notes.

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

On December 1, 2023, we filed a prospectus supplement with the SEC for our ATM Program. As of December 31, 2023, we had issued 43,483 shares of common stock under our ATM program for net proceeds of $2.4 million. In addition, we filed a registration statement on Form S-8 to register shares of our common stock issued or reserved for issuance under our 2020 Incentive Award Plan and Second Amended and Restated 2014 Equity Incentive Plan, as well as a registration statement on Form S-8 to register shares of our common stock issued or reserved for issuance under our 2022 Inducement Award Plan. Subject to the satisfaction of vesting conditions, shares registered under these registration statements on Form S-8 became available for resale immediately in the public market without restriction.

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

We may be unable to satisfy a continued listing rule from Nasdaq.

The Nasdaq Stock Market LLC ("Nasdaq") maintains several requirements for continued listing of our common stock, one of which is the maintenance of a minimum closing bid price of $1.00. On December 21, 2023, we received written notice from Nasdaq notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the $1.00 minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market. On February 13, 2024, after obtaining stockholder approval, we effected a 1-for-80 reverse stock split (the “Reverse Stock Split”), and our stock began trading on a post-split adjusted basis on February 14, 2024. On February 29, 2024, we were notified by Nasdaq Listing Qualifications that the closing bid price of our common stock had been at $1.00 per share or greater for 11 consecutive business days, from February 14, 2024 to February 28, 2024. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5450(a)(1) and this matter is now closed. However, if our common stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, we would receive another notice of non-compliance with Nasdaq's listing standards and may be provided a period of 180 calendar days from the date of such notice to regain compliance with the minimum bid closing price requirement of at least $1.00 per share for a minimum of 10 consecutive business days. However, there can be no assurance that our common stock will continue to close at or above the $1.00 per share minimum bid price as required by Nasdaq, or that we will otherwise meet the requirements of Nasdaq for continued inclusion for trading on Nasdaq Global Select Market.

We intend to continue to actively monitor the closing bid price of our common stock and, if we lose compliance with Nasdaq’s minimum bid price closing requirements, will consider all available options to regain compliance.

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
•
retain financial and accounting personnel and other experienced accounting and finance staff with the expertise to address complex accounting matters applicable to public companies;
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
•
comply with the Sarbanes-Oxley Act.

These rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, have and will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements has and will continue to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our businesses, financial condition and results of operations.

In addition, the need to continue to develop the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, including our Value Maximization Plan, which could prevent us from improving our businesses, financial condition and results of operations. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

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

As of December 31, 2023, we are a “smaller reporting company” as defined under the rules promulgated under the Exchange Act. We will remain a smaller reporting company until the fiscal year following the determination that either (i) the value of our voting and non-voting common shares held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter or (ii) our annual revenues are $100 million or more during the most recently completed fiscal year and the value of our voting and non-voting common shares held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, or supplemental financial information.

We cannot predict whether investors will find our common stock less attractive because we have chosen to rely on any these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal control over financial reporting. If we experience material weaknesses or otherwise fail to maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

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

If we identify material weaknesses in our internal control over financial reporting, our management will be unable to assert that our disclosure controls and procedures and our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

On June 18, 2021, we issued $625.0 million aggregate principal amount of Notes, of which $290.5 million aggregate principal amount are still outstanding. Certain provisions in our Notes and our indenture governing our Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under our Notes and our indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that our security holders may view as favorable.

We may need to seek or raise additional debt or equity capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, financial condition and results of operations would be materially and adversely affected.

We may need to seek or raise additional debt or equity capital to in pursuit of various goals, including without limitation to fund our operations, pursue our business objectives, respond to business opportunities, challenges or unforeseen circumstances, successfully execute on our Value Maximization Plan, develop new products or services or further improve existing products and services, and acquire complementary businesses and technologies. To the extent we decide to seek or raise additional capital, there can be no assurance that additional funds, including any additional equity or debt financings, will be available in amounts or on terms acceptable to us, if at all.

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

If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders would suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our commons stock.

If we require but are unable to obtain adequate financing or financing on terms or conditions satisfactory to us, we may be forced to obtain financing on undesirable terms or our ability to continue to pursue our business objectives, successfully respond to business opportunities, challenges or unforeseen circumstances, would be significantly limited, and our business, financial condition and results of operations would be materially and adversely affected.

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

If securities analysts continue not to publish research or reports about our company, or if they issue unfavorable commentary about us or our industry or downgrade our common stock, the price of our common stock could decline.

Our stock price and trading volume may be influenced by the way analysts and investors interpret our financial information and other disclosures. If securities or industry analysts continue not to publish research or reports about our business, delay publishing reports about our business, or publish negative reports about our businesses, regardless of accuracy, our common stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business, if any. Currently, no analysts cover our company. The lack of analyst coverage could decrease demand for our common stock and our common stock price and trading volume may decline even further.

Even if our common stock is actively covered by analysts in the future, we do not have any control over the analysts or the measures that analysts or investors may rely upon to forecast our future results. Over-reliance by analysts or investors on any particular metric to forecast our future results may result in forecasts that differ significantly from our own.

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

As of December 31, 2023, we had substantial U.S. federal net operating loss (“NOL”) carryforwards, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Some of our U.S. federal NOL carryforwards will begin to expire in 2028, with the remaining losses having no expiration. Please refer to Note 20 of our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a further discussion of the carryforward of our NOLs. As of December 31, 2023, we maintain a full valuation allowance for our net deferred tax assets.

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

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, hurricanes, power losses, telecommunications failures, terrorist attacks, acts of war, global pandemics, human errors and similar events. The third-party systems and operations on which we rely are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, flood or hurricane could have an adverse effect on our businesses, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. We may not have sufficient protection or recovery plans in some circumstances. As we rely heavily on our computer and communications systems and the internet to conduct our businesses and provide high-quality customer service, any disruptions could negatively affect our ability to run our businesses, which could have an adverse effect on our businesses, financial condition, and operating results.

War and acts of terrorism in the United States and abroad could also cause disruptions in our businesses, consumer demand or the economy as a whole. For example, the ongoing geopolitical conflicts and war in Europe and the Middle East could result in a slowdown in global economic growth, rising inflation, market disruptions and increased volatility in commodity prices in the United States. The extent and duration of the military actions, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. The broader consequences of geopolitical tensions, such as embargoes, regional instability and geopolitical shifts; airspace bans relating to certain routes, or strategic decisions to alter certain routes; and potential retaliatory action by governments against companies, cannot be predicted. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition. Any such disruptions may also magnify the impact of other risks described in this Risk Factors section.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our results of operations.

Our success will depend, in part, on our ability to successfully wind-down our ecommerce business and develop and evolve UACC and CarStory. Although we have no plans to do so as of the filing of this Annual Report on Form 10-K, we may in the future determine to grow our businesses through the acquisition of complementary businesses and technologies rather than through internal development, as we did with our prior acquisitions of UACC and CarStory. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or realize their intended benefits. The risks we face in connection with acquisitions include:

•
use of capital that could be used to improve our operations instead, and additional strain on our liquidity;
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

As a public entity, we may be the subject of concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation may also result in lawsuits, the uncertainty and expense of which could adversely impact our businesses, financial condition, and reputation. There are no assurances that we will not face short sellers' efforts or similar tactics in the future, and the market price of our common stock may decline as a result of their actions.

Stockholder activism could disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.

We may in the future be subject to stockholder activism, which can arise in a variety of predictable or unpredictable situations, and can result in substantial costs and divert management’s and our Board of Director’s attention and resources from our businesses. Additionally, stockholder activism could give rise to perceived uncertainties as to our long-term businesses, financial forecasts, future operations and strategic planning, harm our reputation, adversely affect our relationships with our business partners, and make it more difficult to attract and retain qualified personnel. We may also be required to incur significant fees and other expenses related to activist matters, including for third-party advisors that would be retained by us to assist in navigating activist situations. Our stock price could fluctuate due to trading activity associated with various announcements, developments, and share purchases over the course of an activist campaign or otherwise be adversely affected by the events, risks and uncertainties related to any such stockholder activism.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

We design and assess our program guided by a number of well-known industry standards, such as the National Institute of Standards and Technology (NIST) Risk Management Framework (RMF), International Organization for Standardization/International Electrotechnical Commission (ISO/IEC) 27001, and Center for Internet Security (CIS) Controls V8. This does not imply that we meet all of these standards, specifications, and requirements, only that we use these standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key features of our cybersecurity risk management program include, but are not limited to, the following:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems and, information;
•
an information security program, led by our Senior Director, Information Security, principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party risk management process for service providers, suppliers, and vendors based on their criticality and risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors—Risks Related to Cybersecurity and Privacy—If we or our third-party providers sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences."

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the "Committee") oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Vroom’s Senior Director, Information Security reports to the Committee on a quarterly basis on our cybersecurity risks. In addition, the Senior Director, Information Security updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee periodically reports to the full Board regarding its activities, including those related to cybersecurity. Committee members receive presentations on cybersecurity topics from our Senior Director, Information Security, internal security staff or external experts as part of the Committee’s continuing education on topics that impact public companies. Our management team, including Vroom’s Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief People and Culture Officer, and Head of Technology, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal information security program and personnel and certain of our retained external cybersecurity consultants. Our Senior Director of Information Security, reports to the VP of Engineering and is the head of the Company’s cybersecurity team. The Senior Director of Information Security is responsible for overseeing the Company’s security team and related initiatives. He has twenty-five years of experience in the technology industry with over ten years of experience in cybersecurity.

Our management team stays informed and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

We lease office space in Houston, Texas, consisting of approximately 102,492 square feet of space under a lease that expires in November 2024. We have used this space as our corporate headquarters and to support our administrative functions, including finance, human resources, information technology, engineering, sales and marketing and other administrative functions, all of which supported our Ecommerce and Wholesale segments.

In addition, we operated the TDA dealership outside Houston, Texas, consisting of approximately 58,000 square feet under a lease that expires in September 2024. This space included our Vroom VRC, and supported reconditioning and sales operations for our Ecommerce segment. In connection with the Value Maximization Plan and the wind-down of the ecommerce business, we intend to cease using both facilities.

UACC leases office space in Newport Beach, California, consisting of approximately 20,058 square feet of space under a lease that expires on March 31, 2029. UACC uses this space as its corporate headquarters and to support UACC's retail indirect financing, including risk management, dealer compliance, finance and accounting, human resources, information technology, sales and marketing, credit underwriting and funding, all of which support our Retail Financing segment.

In addition, UACC leases office space in Fort Worth, Texas, consisting of approximately 106,500 square feet of space under a lease that expires in September 2031. UACC uses this space as its servicing center and to support UACC's retail indirect financing, including servicing, collections, remarketing and recovery operations. UACC also leases office space outside of Buffalo, New York, consisting of approximately 12,000 square feet of space under a lease that expires in June 2031. UACC uses this space as its buyer center and to conduct credit underwriting operations in support of its indirect retail financing. The Fort Worth and Buffalo spaces support our Retail Financing segment.

We have been negotiating early terminations of leases that are no longer needed for our ecommerce business. We believe our existing and planned facilities are sufficient for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.

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

In January 2022, the Company received a non-public civil investigative demand from the Federal Trade Commission (“FTC”), seeking the production of information related to certain of the Company's business practices and the Company responded to those information requests. On February 23, 2024, the FTC notified the Company that it has reason to believe that the Company violated Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a); the FTC's Mail, Internet, or Telephone Order Merchandise Rule, 16 C.F.R. Part 435; the FTC’s Used Motor Vehicle Trade Regulation Rule,16 C.F.R. Part 455; and the FTC’s Pre-Sale Availability Rule, 16 C.F.R. Part 702. The FTC advised the Company that it is authorized to negotiate a stipulated order and the Company intends to work cooperatively with the FTC towards a resolution. Because the matter is at an early stage and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfilment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. In May 2022, Vroom Automotive, LLC the Attorney General of the State of Texas agreed to a temporary injunction in which Vroom Automotive, LLC agreed to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. In December 2023, Vroom, Inc., Vroom Automotive,

LLC and the Attorney General of the State of Texas reached a final agreement to resolve all claims in the petition, without any admission of wrongdoing by either Vroom entity. Under the agreement, the Company will pay a total of $2 million in civil penalties and $1 million in attorneys' fees, with the first half due in September 2024 and the remaining half due in September 2025, and abide permanently by an injunction of certain operational practices that were previously implemented. The agreement was approved by the District Court of Travis County on December 13, 2023.

In July 2022 and August 2022, respectively, certain plaintiffs filed two putative class action lawsuits in the District Court of Cleveland County, Oklahoma and the New York State Supreme Court, respectively, against Vroom, Inc., and Vroom Automotive LLC as defendants, alleging, among other things, deficiencies in Vroom’s titling and registration of sold vehicles: Blake Sonne, individually and on behalf of all others similar situated, v. Vroom Automotive, LLC and Vroom, Inc., No. CJ-2022-822 and Emely Reyes Martinez, on behalf of all others similarly situated, v. Vroom Automotive, LLC and Vroom Inc., No. 652684/2022. The Company removed the cases to the U.S. District Court for the Western District of Oklahoma (Case No. 22-cv-761) and the U.S. District Court for the Southern District of New York (Case No. 22-cv-7631), respectively, and filed motions to compel arbitration of all claims in both cases. In September 2023, Vroom’s motions to compel arbitration were granted in both cases, and the court actions stayed pending the outcome of any arbitration proceeding over the respective plaintiffs’ individual claims. On February 9, 2024, the parties filed a joint stipulation to dismiss the Sonne matter with prejudice.

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

Item 4. Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Robert J. Mylod, Jr.	57	Chairperson of the Board
Timothy M. Crow	68	Director
Michael J. Farello	59	Director
Laura W. Lang	68	Director
Laura G. O’Shaughnessy	46	Director
Paula B. Pretlow	68	Director
Thomas H. Shortt	55	Chief Executive Officer, Director, and President and Chief Executive Officer of UACC
Robert R. Krakowiak	53	Chief Financial Officer
Patricia Moran	64	Chief Legal Officer and Secretary
C. Denise Stott	56	Chief People and Culture Officer

Robert J. Mylod, Jr. has served as a member of our Board of Directors since September 2015 and Independent Executive Chair of the Board since May 2022. Mr. Mylod is the Managing Partner of Annox Capital Management, a private investment firm that he founded in 2013. Previously, Mr. Mylod served as Head of Worldwide Strategy & Planning and Vice Chair for Bookings Holdings, Inc., an online travel services provider, from January 2009 to March 2011 and as its Chief Financial Officer and Vice Chairman from November 2000 to January 2009. He currently serves as the Chair of the board of directors and a member of the compensation committee of Booking Holdings, Inc. Mr. Mylod is also a member of the board of directors of several private companies. Mr. Mylod holds a Bachelor of Arts in English from the University of Michigan and a Master of Business Administration from the University of Chicago Booth School. We believe that Mr. Mylod’s experience as a venture capital investor and a senior finance executive, including having served as the chief financial officer and vice chairman of a large publicly traded online services provider, qualifies him to serve on our Board of Directors.

Timothy M. Crow has served on our Board of Directors since October 2022. Mr. Crow is the Chief Executive Officer and Managing Director of Fernwood Holdings, a venture capital investment firm focused on hyper-growth innovators. Mr. Crow has led an accomplished career spanning more than 20 years in human capital management for leading consumer retail companies. From May 2002, Mr. Crow served in roles of increasing responsibility at The Home Depot, Inc., the world's largest home improvement specialty retailer, culminating in his role as Executive Vice President, Chief Human Resources Officer from February 2007 to July 2017. Prior to that, Mr. Crow served as Senior Vice President, Human Resources of Kmart Corporation, a leading general merchandise retailer, from May 1999 through May 2002. Mr. Crow previously served as a director of Milacron Holdings, Corp., a global leader in the plastic technology and processing industry, where he chaired its Leadership Development and Compensation Committee, and currently serves as a director of a number of private companies. Mr. Crow earned a Bachelor of Arts degree from California State University at Northridge. We believe that Mr. Crow’s extensive leadership experience, human capital management expertise, and investment experience qualifies him to serve on our board of directors.

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

Laura G. O’Shaughnessy has served on our Board of Directors since May 2020. Since December 2022, Ms. O'Shaughnessy has served as the Chief Marketing Officer and Co-Founder of Picnic Group, a data-driven consumer packaged goods company where she oversees the scaling of founder-created consumer packaged food brands. Prior to The Picnic Group, Ms. O’Shaughnessy was a strategic growth and operations consultant for a number of direct to consumer brands. Previously she was the Chief Executive Officer of SocialCode, LLC (now named Code3), a technology company that manages digital and social advertising for leading consumer brands, which she co-founded in 2009 and led until August 2020. Ms. O’Shaughnessy currently serves as a member of the board of directors and of the audit committee and governance committee of Acuity Brands, and on the boards of directors of two nonprofits in Washington, D.C. Ms. O’Shaughnessy holds a Bachelor of Arts in Economics from the University of Chicago and a Master of Business Administration from the MIT Sloan School of Management. We believe Ms. O’Shaughnessy’s extensive leadership experience, including serving in a chief executive officer role, and digital and technology expertise, qualifies her to serve on our Board of Directors.

Paula B. Pretlow has served on our Board of Directors since April 2021. Ms. Pretlow is a former Senior Vice President of The Capital Group, an investment management firm, where she led the public fund business development and client relationship group and was also responsible for large client relationships from 1999 until 2011. Prior to joining The Capital Group, she worked for Montgomery Asset Management and Blackrock (formerly Barclays Global Investors). She is a member of the board of directors and serves on the audit and finance committee of Williams-Sonoma, Inc. She is also a member of the board of directors of Greenlight Financial Technology, Inc., where she serves on the audit committee. In addition, she currently serves as chair of the board of The Harry and Jeanette Weinberg Foundation, is a member of the board of trustees of The Kresge Foundation, and she is a charter board trustee of Northwestern University. Ms. Pretlow holds a Bachelor of Arts in Political Science and a Master of Business Administration, both from Northwestern University, and is a 2017 Fellow of Stanford’s Distinguished Careers Institute. We believe Ms. Pretlow’s extensive leadership experience, including roles in finance and business development, along with her experience as a director, qualify her to serve on our Board of Directors.

Thomas H. Shortt has served as the Company's Chief Executive Officer since May 2022 and previously served as the Company's Chief Operating Officer from January 2022. Since March 1, 2024, Mr. Shortt has also served as President and Chief Executive Officer of UACC. Prior to joining Vroom, Mr. Shortt served as Senior Vice President at Walmart Inc. ("Walmart") starting in 2018, where he developed a comprehensive ecommerce supply chain strategy and led improvements through advanced analytics, processes, and systems. Prior to his time at Walmart, Mr. Shortt served as Senior Vice President of Supply Chain at The Home Depot, Inc. starting in 2013, and previously held senior leadership roles overseeing supply chain, fulfillment and logistics, with an emphasis on change management and business transformation, at ACCO Brands Corporation, Unisource Worldwide, Inc., Fisher Scientific International, Inc. and Office Depot, Inc. Mr. Shortt holds a Bachelor’s degree in Accounting from the University of Akron and is a graduate of the Harvard Business School Advanced Management Program. We believe that Mr. Shortt’s service as our chief executive officer and his expertise in supply chain, logistics, data analytics and change management qualifies him to serve on our Board of Directors.

Robert R. Krakowiak has served as Chief Financial Officer and Treasurer of Vroom since September, 2021. Prior to that he served as Chief Financial Officer and Treasurer of Stoneridge Corporation since August 2016 and was appointed as Executive Vice President in October 2018. Prior to joining Stoneridge, Mr. Krakowiak served as Vice President, Treasurer and Investor Relations at Visteon Corporation from 2012 until August 2016. Prior to that, Mr. Krakowiak held various financial positions at Owens Corning from 2005 to 2012. Mr. Krakowiak holds Bachelor of Science and Master of Science degrees in Electrical Engineering from the University of Michigan and an M.B.A. from the University of Chicago Booth School of Business.

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

Holders of Record

We are authorized to issue up to 500,000,000 shares of common stock and up to 10,000,000 shares of preferred stock. As of March 7, 2024, there were 20 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future.

Purchases of equity securities by the Issuer or affiliated purchasers

None.

Recent sales of unregistered securities

None.

Use of Proceeds from Public Offering of Common Stock

On June 11, 2020, we completed our IPO. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-238482), as amended, which was declared effective by the SEC on June 8, 2020. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 9, 2020 pursuant to Rule 424(b)(4). As of December 31, 2023, we had fully utilized the net proceeds from our IPO.

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

Recent Events

Value Maximization Plan

On January 22, 2024, we announced that our Board had approved the Value Maximization Plan, pursuant to which we discontinued our ecommerce operations and are in the process of winding down our used vehicle dealership business in order to preserve liquidity and enable us to maximize stakeholder value through our remaining businesses. We have suspended transactions through vroom.com, completed transactions for customers who had previously contracted with us to purchase or sell a vehicle, halted purchases of additional vehicles, sold substantially all of our used vehicle inventory through wholesale channels and paid off our 2022 Vehicle Floorplan Facility. We continue to take other actions to maximize the value of our remaining ecommerce assets, reduce our outstanding commitments and preserve our liquidity, and have been executing a reduction-in-force commensurate with our reduced operations. Although we expect the ecommerce wind down to be substantially complete by the end of the first quarter of 2024, we may incur additional wind-down costs through the end of 2024.

We also own and operate UACC, a leading automotive finance company that offers vehicle financing to its customers through third-party dealers under the UACC brand, and CarStory, an artificial intelligence-powered analytics and digital services platform for automotive retail. The UACC and CarStory businesses will continue to serve their third-party customers, with their operations substantially unaffected by Vroom’s ecommerce wind-down. We will seek to grow and enhance the profitability of the UACC and CarStory businesses going forward.

As a result of the Value Maximization Plan, we estimate that we will incur total cash charges of approximately $16.5 million for severance and other personnel-related costs and approximately $15.0 million in contract and lease termination costs. As part of a planned reduction-in-force under the Value Maximization Plan, we anticipate that approximately 800 employees will be impacted upon substantial completion of the wind-down, resulting in a reduction of approximately 93% of the employees not engaged in UACC’s or CarStory’s ongoing operations.

We determined a triggering event existed as of December 31, 2023, resulting in long–lived asset impairment charges of $47.4 million. The impairment charges consist of $23.9 million related to "Property and equipment, net", $22.2 million related to "Operating lease right-of-use assets", and $1.3 million related to "Other assets" on our consolidated balance sheet. Refer to Note 7 — Property and Equipment, Net and Note 12 — Leases in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.

Repayment of 2022 Vehicle Floorplan Facility

On January 19, 2024, we amended our 2022 Vehicle Floorplan Facility. As a result of the amendment, borrowings under the 2022 Vehicle Floorplan Facility were suspended for future vehicle purchases and we were required to maintain 40% of our outstanding borrowings in cash. In addition, all other financial covenants were eliminated. As a result of the liquidation of our vehicle inventory, we repaid the remaining outstanding balance related to the 2022 Vehicle Floorplan Facility in full and the agreement has been terminated.

Nasdaq Notice and Reverse Stock Split

On December 21, 2023, we received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the "Minimum Bid Price Requirement").

On February 13, 2024, after obtaining stockholder approval, we effected a 1-for-80 reverse stock split (the "Reverse Stock Split"), and our stock began trading on a post-split adjusted basis on February 14, 2024. On February 29, 2024, we were notified by the Nasdaq Listing Qualifications staff that the closing bid price of our common stock had been at $1.00 per share or greater for 11 consecutive business days, from February 14, 2024 to February 28, 2024. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5450(a)(1) and this matter is now closed. If our common stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, we would again receive another notice of non-compliance with Nasdaq's listing standards and face the risk of delisting.

All shares of the Company’s common stock, stock-based instruments, and per-share data included in this Annual Report on Form 10-K have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

Overview

During the fiscal year ended December 31, 2023, the period covered by this Annual Report on Form 10-K, Vroom operated an end-to-end ecommerce platform to buy and sell used vehicles. Vroom also owns United Auto Credit Corporation, a leading automotive finance company that offers vehicle financing to its customers through third-party dealers under the UACC brand, and the CarStory business, a leader in AI-powered analytics and digital services for automotive retail.

Former Ecommerce Operations

Vroom's ecommerce platform combined automotive ecommerce, vehicle operations and data science and experimentation to bring all phases of the car buying and selling process to consumers wherever they are, offering an extensive selection of used vehicles, transparent pricing, competitive financing, and at-home pick-up and delivery. Vroom’s ecommerce platform offered thousands of vehicles that had undergone detailed inspections, met proprietary reconditioning standards and were backed by a Vroom 90-day limited warranty. The platform provided comprehensive and transparent information on each of the vehicles we sold and provided buyers with a personalized, intuitive interface with specific sorting, searching and filtering functionality. The platform offered integrated, real-time financing solutions through strategic partnerships with automotive finance lenders and through our subsidiary, UACC. For consumers looking to sell their vehicles, the platform offered the ease of online submission of basic vehicle information to receive an on-demand appraisal. Vroom’s vehicle operations encompassed a vertically integrated approach to sourcing, transporting, reconditioning, delivering, and picking up vehicles. Data science and experimentation was at the core of Vrooms operations, and we relied on data science, machine learning and A/B and multivariate testing to continually drive optimization and operating leverage across our ecommerce and vehicle operations. Pursuant to the Value Maximization Plan described above, we are conducting an orderly wind-down of our ecommerce business starting in 2024. Although we expect the ecommerce wind down to be substantially complete by the end of the first quarter of 2024, we may incur additional wind-down costs through the end of 2024.

UACC

UACC, which Vroom acquired in February 2022, is an indirect lender that offers vehicle financing to consumers through third-party dealers under the UACC brand, focusing primarily on the non-prime market. Prior to Vroom’s wind-down of its ecommerce operations, UACC also offered vehicle financing to Vroom’s customers through its ecommerce platform.

UACC, which has been engaged in automotive finance since 1996, currently offers financing services to a nationwide network of thousands of manufacturer-franchised and independent motor vehicle dealers in 49 states, and we seek to expand that network over time. UACC enables these dealers to finance their customers' purchases of new and used automobiles, medium and light duty trucks and vans with competitive financing terms. The credit programs offered by UACC are primarily designed to serve consumers who have limited access to traditional motor vehicle financing.

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting, and servicing capabilities. UACC services the retail installment sales contracts it originates or purchases and will continue to service the contracts it originated or purchased for customers of Vroom’s former ecommerce business. Because UACC focuses primarily on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. As of December 31, 2023, UACC serviced a portfolio of approximately 79,000 retail installment sales contracts with an aggregate principal outstanding balance of $1.1 billion.

Loss before provision for income taxes for UACC on a standalone basis was $41.2 million and $16.2 million for the years ended December 31, 2023 and 2022, respectively, including intercompany eliminations of $17.7 million and $6.2 million, respectively.

CarStory

CarStory is a leader in AI-powered analytics and digital services for automotive retail. CarStory offers its digital retailing services to dealers, automotive financial services companies and others in the automotive industry, which use CarStory’s solutions to enhance their customer experience and drive increased vehicle purchases.

CarStory drives automotive retail innovation by aggregating, optimizing and distributing data from thousands of automotive sources. CarStory tracks over three and a half million unique vehicle identification numbers ("VINs") listed for sale every day. This data is aggregated with demand insights from millions of consumer sessions and VIN data from CarStory's proprietary VIN database to generate accurate price and sales predictions. CarStory helps dealers optimize their pricing by leveraging data science models for retail pricing that provide predictive pricing for marketing, buying, selling and VIN-level features.

In addition to its data analytics and digital services, CarStory powers white labeled storefronts for automotive marketplaces and finance companies. In developing its white label capabilities, CarStory also has developed a variety of consumer-focused functions designed to enhance the customer experience and drive conversion. CarStory's data and data science assets create significant opportunity for automotive AI product development, with over 200 million VINs, over three billion photos and price and price elasticity models.

Our Segments

In the year ended December 31, 2023 and prior periods, we managed and reported operating results through three reportable segments:

•
Ecommerce (64.5% of 2023 revenue; 70.0% of 2022 revenue): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform, revenue earned on vehicle financing originated by UACC or our third-party financing sources and sales of value-added products associated with those vehicles sales.

•
Wholesale (11.7% of 2023 revenue; 15.1% of 2022 revenue): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
Retail Financing (17.6% of 2023 revenue; 7.8% of 2022 revenue): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

As a result of the Value Maximization Plan and the wind-down of our ecommerce operations, we will discontinue reporting our results through our Ecommerce and Wholesale segments starting in the first quarter of 2024.

Gross profit is defined as revenue less cost of sales for each segment. Reflected below is a summary of segment revenue and segment gross profit for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Revenue:
Ecommerce	$576,170	$1,364,195
Wholesale	104,119	293,528
Retail Financing	156,938	152,542
All Other	55,976	138,636
Total revenue	$893,203	$1,948,901
Gross profit (loss):
Ecommerce	$59,231	$99,973
Wholesale	(34,353)	(10,620)
Retail Financing	125,610	138,381
All Other	11,459	17,053
Total gross profit	$161,947	$244,787

Key Operating and Financial Metrics

Prior to the wind-down of our ecommerce operations, including the periods presented in this Annual Report on Form 10-K, we regularly reviewed a number of metrics, including the following key operating and financial metrics, to evaluate our business, measure our performance, identify trends in our business, prepare financial forecasts and make strategic decisions. We believe these operational measures were useful in evaluating our performance, in addition to our financial results prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. You should read the key operating and financial metrics in conjunction with the following discussion of our results of operations and together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. We focused heavily on metrics related to unit economics as improved gross profit per unit was a key element of our growth and profitability strategies. As a result of the Value Maximization Plan and the wind-down of our ecommerce operations, we have discontinued evaluating our business using these key operating and financial metrics in the first quarter of 2024.

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

	Year Ended December 31,
	2023	2022
Ecommerce units sold	17,401	39,278
Vehicle gross profit per ecommerce unit	$594	$1,033
Product gross profit per ecommerce unit	2,809	1,512
Total gross profit per ecommerce unit	$3,403	$2,545
Average monthly unique visitors	2,060,804	1,866,197
Ecommerce average days to sale	217	131
Inventory turnover	3.02	3.05
Inventory days to supply	121	120

Ecommerce Units Sold

Ecommerce units sold is defined as the number of vehicles sold and shipped to customers through our ecommerce platform, net of returns under our Vroom 7-Day Return Program. Ecommerce units sold exclude on-site sales of vehicles at Texas Direct Auto ("TDA") and through the Wholesale segment. Each vehicle sale through our ecommerce platform also created the opportunity to leverage such sale to provide vehicle financing, sell value-added products and acquire trade-in vehicles from our customers, which we could either recondition and add to our inventory or sell through wholesale channels.

Vehicle Gross Profit per Ecommerce Unit

Vehicle Gross Profit per ecommerce unit, which we refer to as Vehicle GPPU, for a given period is defined as the aggregate retail sales price and delivery charges for all vehicles sold through our Ecommerce segment less the aggregate costs to acquire those vehicles, the aggregate costs of inbound transportation to the vehicle reconditioning centers ("VRCs") and the aggregate costs of reconditioning those vehicles in that period, divided by the number of ecommerce units sold in that period.

Product Gross Profit per Ecommerce Unit

Product Gross Profit per ecommerce unit, which we refer to as Product GPPU, for a given period is defined as the aggregate fees earned on sales of third-party vehicle financing and value-added products in that period, net of the reserves for chargebacks on such products in that period, divided by the number of ecommerce units sold in that period. Because we were paid fees on the vehicle financing and value-added products we sold, our gross profit was equal to the revenue we generated from the sale of such products. Starting in 2022, Product Gross Profit also included (i) interest income earned on finance receivables from Vroom customers to finance vehicle sales that we originated through UACC before the contracts are sold, (ii) interest income on finance receivables held in consolidated VIEs less the interest expense incurred on securitization debt, and when applicable (iii) gain on sales of securitized finance receivables, divided by the number of ecommerce units sold in that period.

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

Inventory turnover

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

We calculate Adjusted EBITDA as EBITDA adjusted to exclude severance costs, gain on debt extinguishment, severe weather-related costs, long-lived asset impairment charges, goodwill impairment charge, realignment costs, acquisition related costs, and the acceleration of non-cash stock-based compensation. Changes in fair value of financial instruments can fluctuate significantly from period to period and were previously related primarily to historical finance receivables and debt that have been securitized, and were acquired on February 1, 2022 from UACC. As a result of market conditions at the time, the financial instruments related to the 2022-2 and 2023-1 securitization transactions are recognized on balance-sheet and accounted for under the fair value option. See Note 17 — Financial Instruments and Fair Value Measurements to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As a result, the majority of our finance receivables are now carried at fair value and a significant portion of the risk of loss associated with these finance receivables have been retained by UACC. We therefore have determined we will no longer make any adjustments for such fluctuations in fair value to our Adjusted EBITDA results. We have recast the prior periods presented to conform to current period presentation. We may account for future securitizations as on balance sheet transactions depending on market conditions.

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

The following table presents a reconciliation of EBITDA, Adjusted EBITDA, and Adjusted EBITDA excluding securitization gain to net loss, which is the most directly comparable U.S. GAAP measure:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net loss	$(365,540)	$(451,910)
Adjusted to exclude the following:
Interest expense	45,445	40,693
Interest income	(21,158)	(19,363)
Provision (benefit) for income taxes	615	(19,680)
Depreciation and amortization	43,476	38,707
EBITDA	$(297,162)	$(411,553)
Severance costs	$6,703	$—
Gain on debt extinguishment	(37,878)	(164,684)
Hail storm costs	2,353	—
Long-lived asset impairment charges	48,748	5,806
Goodwill impairment charge	—	201,703
Realignment costs	—	15,025
Acquisition related costs	—	5,653
Acceleration of non-cash stock-based compensation	—	2,439
Adjusted EBITDA	$(277,236)	$(345,611)
Securitization gain	—	(45,589)
Adjusted EBITDA excluding securitization gain	$(277,236)	$(391,200)

Other Key Factors and Trends Affecting our Operating Results

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors and trends, including the following:

Ability to expand our dealer network to increase vehicle finance offerings

We intend to grow our automotive financing business. UACC will continue to provide financing services to its existing dealer network and will seek to expand its network over time. UACC provides funding that allows manufacturer-franchised and independent motor vehicle dealers to finance new and used vehicles. Currently, UACC serves a nationwide network of thousands of dealers in 49 states. UACC's credit programs are primarily designed to serve consumers who have limited access to traditional vehicle financing, although UACC intends to expand its offerings across a broader range of the credit spectrum going forward.

As of December 31, 2023, automobile contracts originated from Vroom customers or purchased from Vroom represented approximately 30% of UACC's total serviced loan portfolio. If UACC is unable to replace the volume of automobile contracts it previously received from the Vroom ecommerce business, our business, financial condition, and results of operations could be materially adversely affected.

Ability to manage credit losses and enhance profitability at UACC

While credit losses are inherent in the automotive finance receivables business, several variables have affected UACC’s recent loss and delinquency rates, including rising interest rates, the current inflationary environment and vehicle depreciation. UACC is currently experiencing higher loss severity and higher losses on its finance receivables, which has negatively impacted the fair value of our finance receivables and the losses recognized for the year ended December 31, 2023. Higher than anticipated credit losses contributed to a pre-tax net loss at UACC of approximately $41.2 million for the year ended December 31, 2023, and are expected to continue to negatively impact our business in 2024, especially because UACC primarily operates in the non-prime sector of the market which is expected to have more volatility. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity.

Ability to securitize UACC's loan portfolio

The success of UACC's business is highly dependent on the ability to securitize and sell the automotive finance receivables that it underwrites or acquires. As a result of high interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity. As a result, UACC may not be able to securitize its loan portfolio on favorable terms, or may not be able to sell the subordinate notes or residual certificates issued in its securitizations at a favorable price or at all.

If UACC fails to sell the subordinate notes or the residual interests, it will preclude us from recognizing the sale and result in the securitization trust being consolidated and therefore remaining on balance sheet. In January 2023, UACC completed the 2023-1 securitization transaction, selling the investment grade rated asset-backed securities, and in April 2023, UACC sold the non-investment grade rated securities. As a result of market conditions at the time, which led to unfavorable pricing, UACC retained the residual interests and we accounted for the 2023-1 securitization transaction as secured borrowings. The related finance receivables and securitization debt remain on balance sheet. In the future, we may account for UACC securitizations as on balance sheet transactions depending on the market conditions.

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

Seasonality

Used vehicle sales have historically been seasonal. The used vehicle industry typically experiences an increase in sales early in the calendar year and reaches its highest point late in the first quarter and early in the second quarter. Vehicle sales then level off through the rest of the year, with the lowest level of sales in the fourth quarter. This seasonality has historically corresponded with the timing of income tax refunds, which are an important source of funding for vehicle purchases. Additionally, used vehicles typically depreciate at a faster rate in the last two quarters of each year and a slower rate in the first two quarters of each year. However, the past few years have not followed typical depreciation trends and there remains continued uncertainty surrounding market trends. Consistent with market trends, UACC generally experiences increased funding activity during the first quarter through tax season. Delinquencies also tend to be lower during the first quarter through tax season and higher during the latter half of the year. See “Risk Factors—Risks Related to Our Financial Condition and Results of Operations—We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business” in our Annual Report.

Macroeconomic Factors

Both the United States and global economies are experiencing a sustained inflationary environment and the Federal Reserve’s efforts to tame inflation have led to increased interest rates, which affects automotive finance rates, reducing discretionary spending and making vehicle financing more costly and less accessible to many consumers. In December 2023, the Federal Reserve announced that it expects to cut interest rates in 2024; however it is too soon to know the degree to which rates may be cut and the impact it may have on the economy. Moreover, geopolitical conflicts and war, including those in Europe and the Middle East, have increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets. A significant escalation or expansion of economic disruption could continue to impact consumer spending, broaden inflationary costs, and could have a material adverse effect on our results of operations. We will continue to actively monitor and develop responses to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our business in 2024.

Components of Results of Operations

Revenue

In connection with the Value Maximization Plan, in January 2024 we started to wind-down our ecommerce operations, including both retail and wholesale vehicle sales which also reduced associated product revenue. Therefore, each of the retail vehicle revenue, wholesale vehicle revenue, and the associated product revenue described below will not be applicable to our results of operations going forward.

Retail vehicle revenue

Historically, we sold retail vehicles through both our ecommerce platform and TDA. Revenue from vehicle sales, including any delivery charges, was recognized when vehicles were delivered to the customers or picked up at our TDA retail location, net of a reserve for estimated returns. The number of units sold and the average selling price (“ASP”) per unit were the primary factors impacting our retail revenue stream.

Wholesale vehicle revenue

Historically, we sold vehicles that do not meet our Vroom retail sales criteria through wholesale channels. Vehicles sold through wholesale channels were acquired from customers who traded-in their vehicles when making a purchase from us, from customers who sold their vehicle to us in direct-buy transactions, and from liquidation of vehicles previously listed for retail sale. The number of wholesale vehicles sold and the ASP per unit were the primary drivers of wholesale revenue.

Product revenue

Historically, we generated revenue by financing vehicle sales through UACC, earning fees on sales of third-party financing, and sales of value-added products to our customers in connection with vehicle sales, such as vehicle service contracts, GAP protection and tire and wheel coverage.

We generate ecommerce product revenue from receivables generated by financing provided to Vroom customers through UACC. We earn interest income on such finance receivables before the contracts are sold, interest income on finance receivables held in consolidated VIEs, and, when applicable, gain on the sales of securitized finance receivables. We account for sales of finance receivables in accordance with ASC Topic 860, Transfers and Servicing of Financial Assets ("ASC 860"). Refer to "Finance revenue" below for further details.

We also earned fees on third-party financing and value-added products pursuant to arrangements with the third parties that sold and administered these products. For accounting purposes, we were an agent for these transactions and, as a result, we recognized fees on a net basis when the customer entered into an arrangement to purchase these products or obtain third-party financing, which was typically at the time of a vehicle sale. Our gross profit on product revenue is equal to the revenue we generate. Product revenue was affected by the number of vehicles sold, the attachment rate of value-added products and the amount of fees we receive on each product. Product revenue also consisted of estimated profit-sharing amounts to which we were entitled based on the performance of third-party protection products once a required claims period has passed. A portion of the fees we received was subject to chargeback in the event of early termination, default, or prepayment of the contracts by our customers. We recognized product revenue net of reserves for estimated chargebacks.

Finance revenue

Our finance revenue is related to finance receivables originated or acquired by UACC through its network of third-party dealership customers and consists of interest income earned on finance receivables before the contracts are sold, interest income earned on finance receivables held in consolidated VIEs, and, when applicable, gains on the sale of securitized finance receivables.

UACC acquires and services finance receivables from its network of third-party dealership customers and generates revenue through the sales of these financing receivables. We account for sales of finance receivables in accordance with ASC Topic 860, Transfers and Servicing of Financial Assets ("ASC 860"). In order for transfers of the finance receivables to qualify as sales, the finance receivables being transferred must be legally isolated, may not be constrained by restrictions from further transfer, and must be deemed to be beyond our control.

For any securitization transactions that are accounted for as secured borrowings, we recognize interest income, which includes finance charges and servicing fees in accordance with the terms of the related customer agreements.

In February 2022, UACC completed the 2022-1 securitization transaction, which qualified as a sale, therefore we recorded a gain on the sale of the finance receivables. The amount of the gain is equal to the fair value of the net proceeds received less the carrying amount of the finance receivables. In July 2022, UACC sold a pool of finance receivables in the 2022-2 securitization transaction. Originally, we concluded that we were not the primary beneficiary of the 2022-2 securitization trust, and therefore we did not consolidate the 2022-2 trust. From January to March 2023, although not contractually required, UACC elected to waive its servicing fee on the 2022-2 securitization, due to higher-than-expected losses. Since UACC has the power to direct the significant activities of the VIE, as it is the servicer, and additionally it absorbs the risk of loss, we concluded that we are the primary beneficiary of the VIE. In March 2023, we accounted for the transaction as secured borrowings and consolidated the 2022-2 securitization trust. The beneficial interest was then eliminated. In January 2023, UACC completed the 2023-1 securitization transaction, selling the investment grade rated asset-backed securities, and in April 2023, UACC sold the non-investment grade rated securities. As a result of market conditions at the time, which led to unfavorable pricing, UACC retained the residual interests and we accounted for the 2023-1 securitization transaction as secured borrowings. The related finance receivables and securitization debt remain on the balance sheet. We may account for future securitizations as on balance sheet transactions depending on the market conditions.

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced. Fees are earned monthly at an annual rate of approximately 4% for the 2022-1 securitization transaction and 3.25% for the 2022-2 and 2023-1 securitization transactions of the outstanding principal balance of the finance receivables serviced.

As a result of high interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity. The increased loss severity could lead to reduced servicing income if UACC elects to waive monthly servicing fees going forward as it did in the first quarter of 2023.

See “Note 3—Revenue Recognition” and "Note 4 – Variable Interest Entities and Securitizations" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Cost of sales

In connection with the Value Maximization Plan, we started to wind-down our ecommerce operations in January 2024. Therefore, each of the retail cost of sales, wholesale cost of sales, and the associated product cost of sales described below will not be applicable to our results of operations going forward.

Retail cost of sales

Retail cost of sales primarily included the costs to acquire vehicles, inbound transportation costs and direct and indirect reconditioning costs associated with preparing vehicles for sale. Costs to acquire vehicles were primarily driven by the inventory source, vehicle mix and general supply and demand conditions of the used vehicle market. Inbound transportation costs included costs to transport the vehicle to our VRCs. Reconditioning costs included parts, labor and third-party reconditioning costs directly attributable to the vehicle and allocated overhead costs. Cost of sales also included any accounting adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

Wholesale cost of sales

Wholesale cost of sales primarily included costs to acquire vehicles sold through wholesale channels as well as any accounting adjustments to reflect vehicle inventory at the lower of cost or net realizable value.

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

Selling, general and administrative expenses

Our selling, general, and administrative expenses, which we refer to as SG&A expenses, historically consisted primarily of advertising and marketing expenses, outbound transportation costs, employee compensation, occupancy costs of our facilities, professional fees for accounting, auditing, tax, legal and consulting services and software and IT costs. Going forward, we expect our SG&A expenses to decrease significantly as a result of the wind-down of our ecommerce operations.

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

Impairment Charges

Impairment charges represent charges to write down the carrying amount of goodwill and other long-lived assets to fair value as well as lease impairment charges related to closing physical office locations and Sell Us Your Car® centers.

Gain on debt extinguishment

Gain on debt extinguishment represents the gain recognized from the repurchase of a portion of our outstanding Convertible Senior Notes due 2026 (the "Notes") in open-market transactions.

Interest expense

Our interest expense primarily includes (i) interest expense related to our 2022 Vehicle Floorplan Facility, which was used to finance our inventory, (ii) interest expense on our Notes, (iii) interest expense on UACC's Warehouse Credit Facilities, which are used to fund our finance receivables, and (iv) interest expense on UACC's financing of beneficial interests in securitizations.

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

Results of Operations

The following table presents our consolidated results of operations for the periods indicated:

	Year Ended December 31,
	2023	2022	% Change
	(in thousands)
Revenue:
Retail vehicle, net	$565,972	$1,425,842	(60.3)%
Wholesale vehicle	104,119	293,528	(64.5)%
Product, net	52,253	62,747	(16.7)%
Finance	156,938	152,542	2.9%
Other	13,921	14,242	(2.3)%
Total revenue	893,203	1,948,901	(54.2)%
Cost of sales:
Retail vehicle	553,565	1,382,005	(59.9)%
Wholesale vehicle	138,472	304,148	(54.5)%
Product	3,337	—	100.0%
Finance	31,328	14,161	121.2%
Other	4,554	3,800	19.8%
Total cost of sales	731,256	1,704,114	(57.1)%
Total gross profit	161,947	244,787	(33.8)%
Selling, general and administrative expenses	340,657	566,387	(39.9)%
Depreciation and amortization	42,769	38,290	11.7%
Impairment charges	48,748	211,873	(77.0)%
Loss from operations	(270,227)	(571,763)	52.7%
Gain on debt extinguishment	(37,878)	(164,684)	77.0%
Interest expense	45,445	40,693	11.7%
Interest income	(21,158)	(19,363)	9.3%
Other loss (income), net	108,289	43,181	150.8%
Loss before provision (benefit) for income taxes	(364,925)	(471,590)	22.6%
Provision (benefit) for income taxes	615	(19,680)	103.1%
Net loss	$(365,540)	$(451,910)	19.1%

Segments

We have historically managed and reported operating results through three reportable segments:

•
Ecommerce (64.5% of 2023 revenue; 70.0% of 2022 revenue): The Ecommerce segment represents retail sales of used vehicles through our ecommerce platform, revenue earned on vehicle financing originated by UACC or our third-party financing sources and sales of value-added products associated with those vehicles sales.

•
Wholesale (11.7% of 2023 revenue; 15.1% of 2022 revenue): The Wholesale segment represents sales of used vehicles through wholesale channels.

•
Retail Financing (17.6% of 2023 revenue; 7.8% of 2022 revenue): The Retail Financing segment represents UACC’s operations with its network of third-party dealership customers.

As a result of the Value Maximization Plan and the wind-down of our ecommerce operations, we will discontinue reporting our results through our Ecommerce and Wholesale segments starting in the first quarter of 2024.

Years Ended December 31, 2023 and 2022

Ecommerce

The following table presents our Ecommerce segment results of operations for the periods indicated:

	Year Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except unit data and average days to sale)
Ecommerce units sold	17,401	39,278	(21,877)	(55.7)%
Ecommerce revenue:
Vehicle revenue	$523,945	$1,304,797	$(780,852)	(59.8)%
Product revenue	52,225	59,398	(7,173)	(12.1)%
Total ecommerce revenue	$576,170	$1,364,195	$(788,025)	(57.8)%
Ecommerce gross profit:
Vehicle gross profit	$10,343	$40,575	$(30,232)	(74.5)%
Product gross profit	48,888	59,398	(10,510)	(17.7)%
Total ecommerce gross profit	$59,231	$99,973	$(40,742)	(40.8)%
Average vehicle selling price per ecommerce unit	$30,110	$33,220	$(3,110)	(9.4)%
Product revenue per ecommerce unit	3,001	1,512	1,489	98.5%
Gross profit per ecommerce unit:
Vehicle gross profit per ecommerce unit	$594	$1,033	$(439)	(42.5)%
Product gross profit per ecommerce unit	2,809	1,512	1,297	85.8%
Total gross profit per ecommerce unit	$3,403	$2,545	$858	33.7%
Ecommerce average days to sale	217	131	86	65.6%

Ecommerce units

Ecommerce units sold decreased 21,877, or 55.7%, from 39,278 for the year ended December 31, 2022 to 17,401 for the year ended December 31, 2023. This decrease was driven by our strategic decision to prioritize unit economics over unit sales volume starting in the second quarter of 2022, our decision to reduce vehicle acquisitions during the fourth quarter of 2023, pressure on servicing our demand as a result of reducing third-party sales support staff and scaling our internal sales team, as well as macroeconomic factors.

Ecommerce average days to sale increased from 131 days for the year ended December 31, 2022 to 217 days for the year ended December 31, 2023. We undertook various initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, in particular with titling and registration processes. While these initiatives were designed to improve our transaction processing, enhance our customer experience, and reduce our regulatory risk, they resulted in delays in listing vehicles for sale and caused a higher portion of our unit sales throughout 2023 to be from aged inventory, which increased the number of days between our acquisition of vehicles and the final delivery of such vehicles to customers.

Vehicle Revenue

Ecommerce vehicle revenue decreased $780.9 million, or 59.8%, from $1,304.8 million for the year ended December 31, 2022 to $523.9 million for the year ended December 31, 2023. The decrease in ecommerce vehicle revenue was primarily attributable to the 21,877 decrease in ecommerce units sold, which decreased vehicle revenue by $726.8 million, and a decrease in ASP per unit, which decreased from $33,220 for the year ended December 31, 2022 to $30,110 for the year ended December 31, 2023 and decreased vehicle revenue by $54.1 million. The decrease in ASP per unit was primarily due to significant market appreciation in the first half of 2022.

Product Revenue

Ecommerce product revenue decreased $7.2 million, or 12.1%, from $59.4 million for the year ended December 31, 2022 to $52.2 million for the year ended December 31, 2023. The decrease in ecommerce product revenue was primarily attributable to the 21,877 decrease in ecommerce units sold, which decreased product revenue by $33.1 million, partially offset by an increase in product revenue per unit, which increased from $1,512 for the year ended December 31, 2022 to $3,001 for the year ended December 31, 2023 and increased product revenue by $25.9 million. The increase in product revenue per unit was primarily due to an increase in interest income earned on finance receivables from Vroom customers originated or serviced by UACC as compared to the year ended December 31, 2022.

Vehicle Gross Profit

Ecommerce vehicle gross profit decreased $30.3 million, or 74.5%, from $40.6 million for the year ended December 31, 2022 to $10.3 million for the year ended December 31, 2023. The decrease in vehicle gross profit was primarily attributable to the 21,877 decrease in ecommerce units sold, which decreased vehicle gross profit by $22.7 million. Additionally, vehicle gross profit per unit decreased $439 from $1,033 for the year ended December 31, 2022 to $594 for year ended December 31, 2023, which decreased vehicle gross profit by $7.6 million. The decrease was primarily driven by lower sales margin on aged inventory and higher reconditioning costs per unit related to an increased mix of higher mileage and aged vehicles along with significant parts inflation. The decreases were partially offset by a lower inventory reserve as a result of a decrease in inventory levels as we continued to sell through our aged inventory.

As we made progress on our initiatives to address the operational challenges created by our prior rapid growth from 2020 through the first quarter of 2022, a higher portion of our unit sales in 2023 was from aged inventory, which negatively impacted our sales margin and GPPU.

Product Gross Profit

Ecommerce product gross profit decreased $10.5 million, or 17.7%, from $59.4 million for the year ended December 31, 2022 to $48.9 million for the year ended December 31, 2023. The decrease in ecommerce product gross profit was primarily attributable to the 21,877 decrease in ecommerce units sold, which decreased product gross profit by $33.1 million, partially offset by a $1,297 increase in product gross profit per unit, which increased product gross profit by $22.6 million. Product gross profit per unit increased from $1,512 for the year ended December 31, 2022 to $2,809 for the year ended December 31, 2023, primarily due to an increase in interest income earned, partially offset by interest expense on securitization debt related to Vroom customers' finance receivables originated or serviced by UACC.

Wholesale

The following table presents our Wholesale segment results of operations for the periods indicated:

	Year Ended December 31,
	2023	2022	Change	% Change
	(in thousands, except unit data)
Wholesale units sold	7,094	20,876	(13,782)	(66.0)%
Wholesale revenue	$104,119	$293,528	$(189,409)	(64.5)%
Wholesale gross loss	$(34,353)	$(10,620)	$(23,733)	223.5%
Average selling price per unit	$14,677	$14,061	$616	4.4%
Wholesale gross loss per unit	$(4,843)	$(509)	$(4,334)	851.5%

Wholesale Units

Wholesale units sold decreased 13,782, or 66.0%, from 20,876 for the year ended December 31, 2022 to 7,094 for the year ended December 31, 2023, primarily driven by a decrease in wholesale units purchased from consumers and a lower number of trade-in vehicles associated with the decrease in the number of ecommerce units sold.

Wholesale Revenue

Wholesale revenue decreased $189.4 million, or 64.5%, from $293.5 million for the year ended December 31, 2022 to $104.1 million for the year ended December 31, 2023. The decrease was primarily attributable to a 13,782 decrease in wholesale units sold, which decreased wholesale revenue by $193.8 million, partially offset by a higher ASP per wholesale unit, which increased wholesale revenue by $4.4 million.

Wholesale Gross Loss

Wholesale gross loss increased $23.8 million, or 223.5%, from $10.6 million for the year ended December 31, 2022 to $34.4 million for the year ended December 31, 2023. The change was primarily attributable to a $4,334 increase in wholesale gross loss per unit from $509 for the year ended December 31, 2022 to $4,843 for the year ended December 31, 2023, which increased wholesale gross loss by $30.8 million, partially offset by a 13,782 decrease in wholesale units sold, which decreased wholesale gross loss by $7.0 million.

The increase in wholesale gross loss per unit was primarily driven by lower sales margins as a result of wholesale liquidations for aged inventory and vehicles damaged by hail storms in the second and third quarter of 2023 and a higher inventory reserve.

Retail Financing

The following table presents our Retail Financing segment results of operations for the periods indicated:

	Year Ended December 31,
	2023	2022	Change	% Change
	(in thousands)
Retail Financing revenue	$156,938	$152,542	$4,396	2.9%
Retail Financing gross profit	$125,610	$138,381	$(12,771)	(9.2)%

Retail Financing Revenue

Retail Financing revenue increased $4.4 million, or 2.9%, from $152.5 million for the year ended December 31, 2022 to $156.9 million for the year ended December 31, 2023. The increase was primarily driven by an increase in interest and discount income from $78.6 million for the year ended December 31, 2022 to $140.6 million for the year ended December 31, 2023 related to income earned on finance receivables with third-party dealership customers as a result of new originations and the consolidation of the 2022-2 and 2023-1 securitization transactions. The increase was partially offset by the gain on sale of finance receivables of $45.6 million for the year ended December 31, 2022 related to the 2022-1 and 2022-2 securitization transactions.

Retail Financing Gross Profit

Retail Financing gross profit decreased $12.8 million, or 9.2%, from $138.4 million for the year ended December 31, 2022 to $125.6 million for the year ended December 31, 2023. The decrease was primarily driven by the gain on sale of finance receivables of $45.6 million for the year ended December 31, 2022 related to the 2022-1 and 2022-2 securitization transactions. Additionally, the decrease was a result of an increase in collection expenses related to servicing finance receivables originated or acquired by UACC and an increase in interest expense on securitization debt from $3.4 million for the year ended December 31, 2022 to $18.6 million for the year ended December 31, 2023. The decrease was partially offset by an increase in interest and discount income earned on finance receivables with third-party dealership customers as a result of new originations and the consolidation of the 2022-2 and 2023-1 securitization transactions, as described above.

Selling, general and administrative expenses

	Year Ended December 31,
	2023	2022	Change	% Change
	(in thousands)
Compensation & benefits	$166,056	$251,153	$(85,097)	(33.9)%
Marketing expense	48,440	79,670	(31,230)	(39.2)%
Outbound logistics (1)	8,466	39,023	(30,557)	(78.3)%
Occupancy and related costs	18,010	23,363	(5,353)	(22.9)%
Professional fees	20,129	33,455	(13,326)	(39.8)%
Software and IT costs	36,466	44,570	(8,104)	(18.2)%
Other	43,090	95,153	(52,063)	(54.7)%
Total selling, general & administrative expenses	$340,657	$566,387	$(225,730)	(39.9)%
(1)
Outbound logistics primarily includes third-party transportation fees as well as cost related to operating our proprietary logistics network, including fuel, tolls, and maintenance expenses associated with vehicle deliveries. Inbound transportation costs, from the point of acquisition to the relevant reconditioning facility, are included in cost of sales.

SG&A expenses decreased $225.7 million, or 39.9%, from $566.4 million for the year ended December 31, 2022 to $340.7 million for the year ended December 31, 2023. The total decrease was primarily caused by:

•
a $85.1 million decrease in compensation and benefits primarily as a result of workforce reductions;

•
a $31.2 million decrease in marketing expense contemplated by our long-term roadmap, our previous business strategy for our ecommerce business;

•
a $30.6 million decrease in outbound logistics costs attributable to the decrease in ecommerce units sold as well as a decrease in outbound logistics cost per ecommerce unit;

•
a $13.3 million decrease in professional fees primarily related to costs incurred in connection with the UACC Acquisition during the first quarter of 2022 as well as a decrease in legal and other consulting fees;

•
a $8.1 million decrease in software and IT costs primarily related to volume-based fees as a result of reduced headcount and more efficient targeted software use;

•
a $5.4 million decrease in occupancy expense primarily as a result of physical office location closures from the second quarter of 2022 through the second quarter of 2023; and

•
a $52.1 million decrease in other SG&A expenses primarily due to a decrease in our non-recurring costs, including legal settlements and rental car expenses, as we worked to address our operational challenges created by our rapid growth from 2020 through the first quarter of 2022 as well as reduced fixed and variable costs contemplated by our long-term roadmap.

We expect SG&A expenses to decrease in the future driven by further reductions in both fixed and variable cost components as we wind-down our ecommerce business and complete our announced workforce reduction.

Depreciation and amortization

Depreciation and amortization expenses increased $4.5 million, or 11.7%, from $38.3 million for the year ended December 31, 2022 to $42.8 million for the year ended December 31, 2023. The increase was primarily due to an additional month of amortization expense of intangible assets acquired as part of the UACC Acquisition for the year ended December 31, 2023 and amortization related to our capitalized internal use software costs incurred in the development of our platform and website applications.

Impairment Charges

Impairment charges of $48.7 million for the year ended December 31, 2023 primarily consist of $47.4 million long–lived asset impairment charges as a result of a triggering event as of December 31, 2023. Impairment charges of $211.9 million for the year ended December 31, 2022 represent an impairment charge to write down the carrying amount of the goodwill to fair value, lease impairment charges related to closing physical office locations, Stafford reconditioning facility and Sell Us Your Car® centers, and impairment of long-lived assets no longer in use.

Gain on debt extinguishment

Gain on debt extinguishment represents a gain of $37.9 million and $164.7 million for the years ended December 31, 2023 and 2022, respectively, related to the repurchase of $74.2 million and $254.3 million in aggregate principal balance of the Notes, net of deferred issuance costs, for $36.5 million and $90.2 million, respectively.

Interest expense

Interest expense increased $4.7 million, or 11.7%, from $40.7 million for the year ended December 31, 2022 to $45.4 million for the year ended December 31, 2023. Interest expense incurred on UACC's Warehouse Credit Facilities increased as a result of an increase in the outstanding balance. The increase was offset by a decrease in interest expense related to a lower outstanding balance on the 2022 Vehicle Floorplan Facility, as well as a decrease in interest expense on the Notes due to the repurchase of a portion of the Notes during the second half of 2022 and during 2023.

Interest income

Interest income increased $1.8 million, or 9.3%, from $19.4 million for the year ended December 31, 2022 to $21.2 million for the year ended December 31, 2023. The increase in interest income was primarily driven by higher interest rates earned on cash and cash equivalents.

Other loss, net

Other loss, net increased $65.1 million, or 150.8%, from $43.2 million for the year ended December 31, 2022 to $108.3 million for the year ended December 31, 2023. The increase in other loss was primarily driven by an increase in realized and unrealized losses on finance receivables as a result of a larger loan portfolio as well as higher loss rates on our overall portfolio as of December 31, 2023 as compared to December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of $135.6 million and restricted cash of $73.2 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $49.1 million and cash deposits required under our 2022 Vehicle Floorplan Facility of $22.7 million. Prior to the wind-down of our ecommerce operations, our primary source of liquidity was cash generated through financing activities. Additionally, we had excess borrowing capacity of $56.9 million under UACC's Warehouse Credit Facilities as of December 31, 2023.

On January 19, 2024, we amended our 2022 Vehicle Floorplan Facility. As a result of the amendment, borrowings under the 2022 Vehicle Floorplan Facility were suspended for future vehicle purchases and we were required to maintain 40% of our outstanding borrowings in cash. In addition, all other financial covenants were eliminated. As a result of the liquidation of our vehicle inventory, we repaid all amounts outstanding under the 2022 Vehicle Floorplan Facility in full and the agreement has been terminated.

We expect to use our cash and cash equivalents to finance our future capital requirements and UACC’s Warehouse Credit Facilities to fund our finance receivables. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity.

As of February 29, 2024, we had cash and cash equivalents of approximately $94.0 million. We anticipate that our existing cash and cash equivalents and UACC's Warehouse Credit Facilities will be sufficient to support the Company for at least the next twelve months from the date of this Annual Report on Form 10-K.

In addition to our ongoing cash requirements, our liquidity will also be used to fund costs related to the announced wind-down of our ecommerce operations, primarily in relation to severance and early contract and lease termination payments. Such payments could be significant and have a material effect on our cash flows from operations. Our future capital requirements will depend on many factors, including our ability to successfully implement the Value Maximization Plan and realize its benefits, available advance rates on our Warehouse Credit Facilities, our ability to complete additional securitization transactions at terms favorable to us, and our future credit losses. We have no significant debt maturities due until July 2026 and the payments on our securitization debt are funded by cashflows on the finance receivables within the securitization trusts.

Convertible Senior Notes

On June 18, 2021, we issued $625.0 million aggregate principal amount of the Notes pursuant to an indenture between us and U.S. Bank National Association, as trustee (the “Indenture”).

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs, were approximately $608.9 million. During the year ended December 31, 2023, the conditions allowing holders of the Notes to convert were not met.

During the year ended December 31, 2023, we repurchased $74.2 million in aggregate principal amount of the Notes, net of deferred issuance costs, for $36.5 million, respectively, in open-market transactions. We recognized a gain on extinguishment of debt of $37.9 million for the year ended December 31, 2023. As a result of these repurchases and repurchases made in 2022, as of December 31, 2023, $286.8 million aggregate principal amount of the Notes remain outstanding, net of deferred issuance costs of $3.7 million. Subject to market conditions and availability, we may continue to opportunistically repurchase Notes from time to time to reduce our outstanding indebtedness at a discount. Refer to Note 13 — Long Term Debt of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for further discussion.

Finance Receivables

Subject to market conditions, we plan to sell finance receivables originated by UACC through asset-backed securitization transactions. In January 2023, UACC sold approximately $238.7 million of investment grade rated asset-backed securities in the 2023-1 auto loan securitization transaction for proceeds of $237.8 million. On April 19, 2023, UACC sold the non-investment grade rated securities related to the 2023-1 securitization transaction for $23.1 million. The securitization trust is collateralized by finance receivables with an aggregate principal balance of $326.4 million. As a result of market conditions at the time, which led to unfavorable pricing, UACC retained the residual interests, and we accounted for the 2023-1 securitization transaction as secured borrowings.

In the year ended December 31, 2022, UACC sold $523.7 million of rated asset-backed securities and $49.6 million of residual certificates in 2022-1 and 2022-2 auto loan securitization transactions for proceeds of $582.9 million. The securitization trusts are collateralized by finance receivables with an aggregate principal balance of $603.5 million and have a carrying value of $534.6 million at the time of sale.

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

As a result of high interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity. The increased loss severity could lead to reduced servicing income if UACC elects to waive monthly servicing fees going forward as it did in the first quarter of 2023. The waiver of monthly servicing fees related to the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on our financial statements.

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

Warehouse Credit Facilities

UACC has four senior secured warehouse facility agreements the (“Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. The aggregate borrowing limit is $825.0 million with maturities between June 2025 and September 2025. As of December 31, 2023, outstanding borrowings related to the Warehouse Credit Facilities were $421.3 million and we were in compliance with all covenants related to the Warehouse Credit Facilities. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 11 — Warehouse Credit Facilities of Consolidated VIEs to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for further discussion.

Operating Leases

Prior to the wind-down of our ecommerce operations, we entered into various noncancelable operating lease agreements for office space, the Company’s reconditioning facility, the TDA retail location, the Company’s Sell Us Your Car centers, regional logistics hubs, parking lots, other facilities, and equipment used in the normal course of business, and, as of December 31, 2023 operating lease obligations were $33.9 million, with $10.7 million payable within 12 months. As of December 31, 2023, UACC had an additional operating lease that has not yet commenced with future lease payments of approximately $1.2 million. The lease is expected to commence over the next 12 months with initial lease terms of approximately 7 years. As a result of the Value Maximization Plan, we have been negotiating early terminations of our lease obligations. As of March 8, 2024, we have reduced our aggregate future operating lease obligations by $4.9 million. Our ongoing lease obligations will depend on the outcomes of discussions and negotiations (a number of which are currently ongoing) with counterparties to the leases we still intend to terminate or modify. See "Note 12—Leases,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(533,684)	$(109,065)
Net cash provided by (used in) investing activities	173,153	(164,212)
Net cash provided by (used in) financing activities	97,340	(469,488)
Net (decrease) increase in cash, cash equivalents and restricted cash	(263,191)	(742,765)
Cash and cash equivalents and restricted cash at beginning of period	472,010	1,214,775
Cash and cash equivalents and restricted cash at end of period	$208,819	$472,010

Operating Activities

Net cash flows used in operating activities increased by $424.6 million, from $109.1 million for the year ended December 31, 2022 to $533.7 million for the year ended December 31, 2023. For the year ended December 31, 2022, the cash used in operating activities was partially offset by the proceeds from the sale of finance receivables held for sale related to the 2021-2 and 2022-2 securitization transactions of $509.6 million. The remaining increase in net cash used in operating activities is due to a change in working capital of $155.1 million, primarily related to the change in inventory levels. The increases were partially offset by a $149.3 million decrease in net loss after reconciling adjustments for the year ended December 31, 2023, as compared to the year ended December 31, 2022, a decrease of originations of finance receivables held for sale of $43.4 million, and an increase in principal payments received on finance receivables held for sale of $41.3 million

As the 2023-1 securitization transaction was accounted for as secured borrowings, the proceeds are included as a financing activity in our consolidated statement of cash flows.

We financed a majority of our inventory with the 2022 Vehicle Floorplan Facility. In accordance with U.S. GAAP, we report all cash flows arising in connection with the 2022 Vehicle Floorplan Facility as a financing activity in our consolidated statement of cash flows.

Investing Activities

Net cash flows from investing activities changed $337.4 million, from net cash used in investing activities of $164.2 million for the year ended December 31, 2022 to net cash provided by investing activities of $173.2 million for the year ended December 31, 2023. The change was primarily a result of the UACC Acquisition in February 2022 which resulted in cash outflow of $267.5 million during the year ended December 31, 2022, a decrease in purchases of finance receivables at fair value of $53.1 million, an increase in principal payments received on finance receivables at fair value of $42.4 million, and the consolidation of the 2022-2 securitization transaction which resulted in a cash inflow of $11.4 million during the year ended December 31, 2023. The changes were partially offset by a decrease in proceeds from the sale of finance receivables at fair value for the 2022-1 and 2022-2 securitization transactions of $43.3 million, which resulted in a cash inflow during the year ended December 31, 2022.

Financing Activities

Net cash flows from financing activities changed $566.8 million, from net cash used in financing activities of $469.5 million for the year ended December 31, 2022 to net cash provided by financing activities of $97.3 million for the year ended December 31, 2023. The change was primarily related to proceeds from borrowings under secured financing arrangements of $262.0 million, an increase in net cash inflow of $136.0 million related to our Warehouse Credit Facilities, a decrease in net repayments of $110.0 million related to our 2022 Vehicle Floorplan Facility, a decrease in the repurchase of convertible senior notes of $53.7 million, and proceeds from financing beneficial interests in securitizations of $24.5 million for the year ended December 31, 2023. The changes were partially offset by an increase in principal repayments under secured financing agreements and financing beneficial interests in securitizations of $15.6 million and $8.7 million, respectively.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 7A.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vroom, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Vroom, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

As discussed in Note 1 – Value Maximization Plan to the consolidated financial statements, in 2024, the Board of Directors approved a value maximization plan, pursuant to which the Company discontinued its ecommerce operations and is winding down its used vehicle dealership business.

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

Revenue Recognition – Retail Vehicle, Net Revenues

As described in Note 3 to the consolidated financial statements, the Company’s revenue for the year ended December 31, 2023 included retail vehicle, net revenues of $566.0 million. The Company recognizes revenue for used vehicle sales generally at a point in time when the vehicles are delivered to the customer or picked up by the customer. The revenue recognized by the Company includes the agreed upon transaction price, including any delivery charges and document fees stated within the customer contract.

The principal consideration for our determination that performing procedures relating to the recognition of retail vehicle, net revenues is a critical audit matter is a high degree of auditor effort in performing procedures related to recognition of the Company’s retail vehicle, net revenues.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of revenue at the transaction price when the used vehicle has been delivered to the customer or picked up by the customer. These procedures also included, among others (i) testing a sample of retail vehicle, net revenue transactions by obtaining and inspecting source documents, such as customer contracts, delivery documents, and cash receipts and (ii) testing the timing of revenue recognition for a sample of retail vehicle, net revenue transactions before December 31, 2023 by obtaining and inspecting source documents, such as customer contracts and delivery documents.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 13, 2024

We have served as the Company’s auditor since 2016.

VROOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$135,585	$398,915
Restricted cash (including restricted cash of consolidated VIEs of $49.1 million and $24.7 million, respectively)	73,234	73,095
Accounts receivable, net of allowance of $11.2 million and $21.5 million, respectively	9,139	13,967
Finance receivables at fair value (including finance receivables of consolidated VIEs of $11.8 million and $11.5 million, respectively)	12,501	12,939
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $457.2 million and $305.9 million, respectively)	503,546	321,626
Inventory	163,250	320,648
Beneficial interests in securitizations	4,485	20,592
Prepaid expenses and other current assets (including other current assets of consolidated VIEs of $25.2 million and $11.7 million, respectively)	50,899	58,327
Total current assets	952,639	1,220,109
Finance receivables at fair value (including finance receivables of consolidated VIEs of $329.6 million and $119.6 million, respectively)	336,169	140,235
Property and equipment, net	24,132	50,201
Intangible assets, net	131,892	158,910
Operating lease right-of-use assets	7,063	23,568
Other assets (including other assets of consolidated VIEs of $1.8 million and $0 million, respectively)	23,527	26,004
Total assets	$1,475,422	$1,619,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,762	$34,702
Accrued expenses (including accrued expenses of consolidated VIEs of $4.0 million and $1.5 million, respectively)	52,452	76,795
Vehicle floorplan	151,178	276,988
Warehouse credit facilities of consolidated VIEs	421,268	229,518
Current portion of long-term debt (including current portion of securitization debt of consolidated VIEs at fair value of $163.5 million and $47.2 million, respectively)	172,410	47,239
Deferred revenue	14,025	10,655
Operating lease liabilities, current	8,737	9,730
Other current liabilities	9,974	17,693
Total current liabilities	856,806	703,320
Long-term debt, net of current portion (including securitization debt of consolidated VIEs of $150.6 million and $32.6 million at fair value, respectively)	454,173	402,154
Operating lease liabilities, excluding current portion	25,183	20,129
Other long-term liabilities (including other long-term liabilities of consolidated VIEs of $10.4 million and $7.4 million, respectively)	17,109	18,183
Total liabilities	1,353,271	1,143,786
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2023 and 2022; 1,791,286 and 1,727,525 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	2
Additional paid-in-capital	2,088,381	2,075,931
Accumulated deficit	(1,966,232)	(1,600,692)
Total stockholders’ equity	122,151	475,241
Total liabilities and stockholders’ equity	$1,475,422	$1,619,027

See accompanying notes to these consolidated financial statements.

VROOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue:
Retail vehicle, net	$565,972	$1,425,842
Wholesale vehicle	104,119	293,528
Product, net	52,253	62,747
Finance	156,938	152,542
Other	13,921	14,242
Total revenue	893,203	1,948,901
Cost of sales:
Retail vehicle	553,565	1,382,005
Wholesale vehicle	138,472	304,148
Product	3,337	—
Finance	31,328	14,161
Other	4,554	3,800
Total cost of sales	731,256	1,704,114
Total gross profit	161,947	244,787
Selling, general and administrative expenses	340,657	566,387
Depreciation and amortization	42,769	38,290
Impairment charges	48,748	211,873
Loss from operations	(270,227)	(571,763)
Gain on debt extinguishment	(37,878)	(164,684)
Interest expense	45,445	40,693
Interest income	(21,158)	(19,363)
Other loss (income), net	108,289	43,181
Loss before provision (benefit) for income taxes	(364,925)	(471,590)
Provision (benefit) for income taxes	615	(19,680)
Net loss	$(365,540)	$(451,910)
Net loss per share attributable to common stockholders, basic and diluted	$(209.70)	$(262.15)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,743,128	1,723,843

See accompanying notes to these consolidated financial statements.

VROOM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	1,713,662	$2	$2,063,974	$(1,148,782)	$915,194
Stock-based compensation	—	$—	$11,957	$—	$11,957
Vesting of restricted stock units	9,404	—	—	—	—
Restricted stock units in accordance with purchase agreement	4,459	—	—	—	—
Net loss	—	—	—	(451,910)	(451,910)
Balance at December 31, 2022	1,727,525	$2	$2,075,931	$(1,600,692)	$475,241
Stock-based compensation	—	$—	$10,051	$—	$10,051
Vesting of restricted stock units	20,278	—	—	—	—
Issuance of common stock related to at-the-market offering, net of offering costs	43,483	—	2,399	—	2,399
Net loss	—	—	—	(365,540)	(365,540)
Balance at December 31, 2023	1,791,286	$2	$2,088,381	$(1,966,232)	$122,151

See accompanying notes to these consolidated financial statements.

VROOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Operating activities
Net loss	$(365,540)	$(451,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges	48,748	211,873
Gain on debt extinguishment	(37,878)	(164,684)
Depreciation and amortization	43,476	38,707
Amortization of debt issuance costs	4,598	4,809
Realized gains on securitization transactions	—	(45,589)
Deferred taxes	—	(23,855)
Losses on finance receivables and securitization debt, net	114,702	66,839
Stock-based compensation expense	10,051	11,957
Provision to record inventory at lower of cost or net realizable value	(2,360)	1,812
Provision for bad debt	4,074	13,406
Provision to record finance receivables held for sale at lower of cost or fair value	20,566	6,541
Amortization of unearned discounts on finance receivables at fair value	(25,954)	(14,593)
Other, net	(17,393)	(7,512)
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables held for sale	(582,170)	(625,575)
Principal payments received on finance receivables held for sale	105,858	64,521
Proceeds from sale of finance receivables held for sale, net	—	509,612
Other	(1,606)	(7,701)
Accounts receivable	754	78,060
Inventory	159,758	403,924
Prepaid expenses and other current assets	22,711	4,146
Other assets	3,266	(2,546)
Accounts payable	(7,940)	(24,281)
Accrued expenses	(24,766)	(53,553)
Deferred revenue	3,370	(65,148)
Other liabilities	(10,009)	(38,325)
Net cash used in operating activities	(533,684)	(109,065)
Investing activities
Finance receivables at fair value
Purchases of finance receivables at fair value	(3,392)	(56,484)
Principal payments received on finance receivables at fair value	174,748	132,391
Proceeds from sale of finance receivables at fair value, net	—	43,262
Consolidation of VIEs	11,409	—
Principal payments received on beneficial interests	5,193	8,341
Purchase of property and equipment	(14,805)	(24,234)
Acquisition of business, net of cash acquired of $47.9 million	—	(267,488)
Net cash provided by (used in) investing activities	173,153	(164,212)
Financing activities
Proceeds from the issuance of common stock in at-the-market offering, net of offering costs	2,399	—
Proceeds from borrowings under secured financing agreements	261,991	—
Principal repayment under secured financing agreements	(208,476)	(192,839)
Proceeds from financing of beneficial interests in securitizations	24,506	—
Principal repayments of financing of beneficial interests in securitizations	(8,698)	—
Proceeds from vehicle floorplan	559,331	1,403,042
Repayments of vehicle floorplan	(685,141)	(1,638,855)
Proceeds from warehouse credit facilities	480,100	520,800
Repayments of warehouse credit facilities	(290,483)	(467,216)
Repurchases of convertible senior notes	(36,536)	(90,208)
Other financing activities	(1,653)	(4,212)
Net cash provided by (used in) financing activities	97,340	(469,488)
Net (decrease) increase in cash, cash equivalents and restricted cash	(263,191)	(742,765)
Cash, cash equivalents and restricted cash at the beginning of period	472,010	1,214,775
Cash, cash equivalents and restricted cash at the end of period	$208,819	$472,010

(Continued on following page)

VROOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest	$59,351	$34,907
Cash paid for income taxes	$5,363	$2,409
Supplemental disclosure of non-cash investing and financing activities:
Finance receivables from consolidation of 2022-2 securitization transaction	$180,706	$—
Elimination of beneficial interest from the consolidation of 2022-2 securitization transaction	$9,811	$—
Securitization debt from consolidation of 2022-2 securitization transaction	$186,386	$—
Reclassification of finance receivables held for sale to finance receivables at fair value, net	$248,081	$—
Fair value of beneficial interests received in securitization transactions	$—	$30,082

See accompanying notes to these consolidated financial statements.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business and Organization

Vroom, Inc., and its wholly owned subsidiaries (collectively, the "Company”), was an end-to-end ecommerce platform to buy and sell used vehicles.

In December 2015, the Company acquired Houston-based Left Gate Property Holding, LLC (d/b/a Texas Direct Auto and Vroom). The acquisition included the Company's proprietary vehicle reconditioning center, the Texas Direct Auto ("TDA") dealership, and Sell Us Your Car® centers. Left Gate Property Holding, LLC was renamed Vroom Automotive, LLC in March 2021, and was the primary operating entity for the Company's purchases and sales of used vehicles. In January 2021, the Company acquired Vast Holdings, Inc. (d/b/a CarStory). On February 1, 2022 (the "Acquisition Date"), the Company completed the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation), including its wholly owned subsidiaries United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and United Auto Credit Corporation ("UACC").

Starting in 2022, the Company was organized into three reportable segments: Ecommerce, Wholesale and Retail Financing. The Ecommerce reportable segment represented retail sales of used vehicles through the Company’s ecommerce platform, revenue earned on vehicle financing originated by UACC or the Company's third-party financing sources and sales of value-added products associated with those vehicles sales. The Wholesale reportable segment represented sales of used vehicles through wholesale channels. The Retail Financing reportable segment represented UACC’s operations with its network of third-party dealership customers, which primarily consists of the purchases and servicing of vehicle installment contracts, but excludes financing of vehicle sales to Vroom customers. As a result of the Value Maximization Plan and the wind-down of the ecommerce operations, as described below, the Company will discontinue reporting its results through the Ecommerce and Wholesale segments starting in the first quarter of 2024.

The Company was incorporated in Delaware on January 31, 2012 under the name BCM Partners III, Corp. On June 25, 2013, the Company changed its name to Auto America, Inc. and on July 9, 2015, the Company changed its name to Vroom, Inc.

Value Maximization Plan

On January 19, 2024, the Board of Directors of Vroom approved a value maximization plan, pursuant to which the Company discontinued its ecommerce operations and is winding down its used vehicle dealership business in order to preserve liquidity and enable the Company to maximize stakeholder value through its remaining businesses (the “Value Maximization Plan”). The Company has suspended transactions through vroom.com, completed transactions for customers who had previously contracted to purchase or sell a vehicle, halted purchases of additional vehicles, sold all of its used vehicle inventory through wholesale channels and paid off its floorplan financing facility. The Company continues to take other actions to maximize the value of its remaining ecommerce assets, reduce its outstanding commitments and preserve its liquidity, and has been executing a reduction-in-force commensurate with its reduced operations. The Company expects the ecommerce wind down to be substantially complete by the end of the first quarter of 2024, but may incur additional wind-down costs through the end of 2024.

The Company also owns and operates UACC, an automotive finance company, and CarStory, an artificial intelligence-powered analytics and digital services platform for automotive retail. The UACC and CarStory businesses will continue to serve their third-party customers, with their operations unaffected by Vroom’s ecommerce wind-down.

As a result of the Value Maximization Plan, the Company estimates that it will incur total cash charges of approximately $16.5 million for severance and other personnel-related costs and approximately $15.0 million in other contract and lease termination costs. As part of a planned reduction-in-force under the Value Maximization Plan, the Company anticipates that approximately 800 employees will be impacted upon substantial completion of the wind-down, resulting in a reduction of approximately 93% of the employees not engaged in UACC’s or CarStory’s ongoing operations.

The Company determined a triggering event existed as of December 31, 2023, resulting in long–lived asset impairment charges of $47.4 million. The impairment charges consist of $23.9 related to "Property and equipment, net",

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$22.2 million related to "Operating lease right-of-use assets", and $1.3 million related to "Other assets" on the Company's consolidated balance sheets. Refer to Note 7 — Property and Equipment, Net and Note 12 — Leases for further details.

Reverse Stock Split

On February 13, 2024, the Company effected a 1-for-80 reverse stock split of the Company’s common stock. All shares of the Company’s common stock, stock-based instruments and per-share data included in these consolidated financial statements have been retroactively adjusted as though the stock split has been effected prior to all periods presented.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to income taxes, the realizability of inventory, stock-based compensation, contingencies, revenue-related reserves, fair value measurements and useful lives of property and equipment and intangible assets. The Company bases its estimates on historical experience, market conditions, and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the years ended December 31, 2023, and 2022. Accordingly, net loss and comprehensive loss are the same for the periods presented.

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

Cost of sales

Cost of sales primarily includes the cost to acquire used vehicles, inbound transportation costs and direct and indirect reconditioning costs associated with preparing vehicles for resale. Reconditioning costs include parts, labor and third-party reconditioning costs directly attributable to the vehicle and allocated overhead costs. Cost of sales also includes any necessary adjustments to reflect vehicle inventory at the lower of cost or net realizable value. As a result of the UACC acquisition, cost of sales also includes interest expense incurred on securitization debt related to finance receivables originated by UACC for Vroom customers as well as interest expense incurred on securitization debt originated by UACC for its network of third-party dealership customers and collection expenses related to servicing finance receivables.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable, Net

Accounts receivable, net of an allowance for doubtful accounts, includes amounts due from customers and from third-party financial institutions related to vehicle purchases. The allowance for doubtful accounts is estimated based upon historical experience, age of the balances, current economic conditions and other factors and is evaluated as of each reporting date. Increases and decreases in the allowance for doubtful accounts are recorded in “Selling, general and administrative expenses” in the consolidated statements of operations. The allowance for doubtful accounts was $11.2 million, $21.5 million and $8.5 million as of December 31, 2023, 2022, and 2021, respectively. For the year ended December 31, 2023, the provision for bad debt was $4.1 million and write-offs were $14.4 million. For the year ended December 31, 2022, the provision for bad debt was $13.4 million and write-offs were immaterial.

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

Finance Receivables Held for Sale, Net

Finance receivables that the Company intends to sell and not hold to maturity are classified as held for sale. The Company intends to sell finance receivables through securitization transactions. Finance receivables classified as held for sale are recorded at the lower of cost or fair value. Deferred acquisition costs and any discounts or premiums are deferred until the finance receivables are sold and are then recognized as part of the total gain or loss on sale and recorded in “Finance Revenue” and "Product, net" in the consolidated statements of operations. Refer to Note 3 – Revenue Recognition.

The Company records a valuation allowance to report finance receivables at the lower of amortized cost basis or fair value. To determine the valuation allowance, finance receivables are evaluated collectively as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differs from estimates, significant adjustments to the Company's valuation allowance may be needed. Fair value adjustments are recorded in "Other loss (income), net" in the consolidated statements of operations. Principal balances of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. As of December 31, 2023 and 2022, the valuation allowance

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for finance receivables classified as held for sale was $33.8 million and $10.5 million, respectively. Refer to Note 17 – Financial Instruments and Fair Value Measurements.

Finance Receivables at Fair Value

Finance receivables at fair value represent finance receivables that the Company does not intend to sell in the immediate future and for which the fair value option was elected. Fair value adjustments are recorded in "Other loss (income), net" in the consolidated statements of operations. Refer to Note 17 – Financial Instruments and Fair Value Measurements.

Consolidated CFEs

The Company elected the fair value option upon consolidation of the assets and liabilities of its variable interest entities ("VIEs") related to the 2021-1, 2022-2 and 2023-1 securitization transactions. Refer to Note 4 – Variable Interest Entities and Securitizations. These VIEs are consolidated collateralized financing entities (CFEs) and are accounted for using the measurement alternative in accordance with ASU 2014-13, Measuring the Financial Assets and Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13"). During the years ended December 31, 2023 and 2022, the Company recognized the following revenue and expenses associated with these CFEs in the consolidated statements of operations:

	Year Ended December 31,
	2023	2022
Finance revenue	$82,442	$40,869
Product revenue	$11,966	$—
Finance cost of sales	$(18,840)	$(3,377)
Product cost of sales	$(3,338)	$—
Other loss, net	$(66,968)	$(20,987)

The assets and liabilities of the CFEs are presented as part of the current and noncurrent “Finance receivables at fair value”, “Current portion of long term debt”, and "Long term debt, net of current portion", respectively, on the consolidated balance sheets. Refer to Note 4 – Variable Interest Entities and Securitizations and Note 17 – Financial Instruments and Fair Value Measurements for further details.

Inventory

Inventory consists primarily of used vehicles and parts and accessories and is stated at the lower of cost or net realizable value. Inventory cost is determined by specific identification and includes acquisition cost, direct and indirect reconditioning costs and inbound transportation expenses. Net realizable value represents the estimated selling price less costs to complete, dispose and transport the vehicles. The Company recognizes any necessary adjustments to reflect inventory at the lower of cost or net realizable value through adjustments to “Retail vehicle cost of sales” in the consolidated statements of operations.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company regularly reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. The Company compares the sum of estimated undiscounted future cash flows expected to result from the use of the asset group to the carrying value of the asset group. When the carrying value of the asset group exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount by which the carrying value of the asset group exceeds the fair value of the asset group. Refer to Note 7 — Property and Equipment, Net for further details on impairment tests performed.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases

The Company determines if an arrangement is a lease at inception by evaluating if the asset is explicitly or implicitly identified or distinct, if the Company will receive substantially all of the economic benefit or if the lessor has an economic benefit and the ability to substitute the asset. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company assesses whether the lease is an operating or finance lease at its inception. Operating lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the discount rates used to determine the present value of the Company’s lease liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset is the initial lease liability adjusted for any prepayments, initial indirect costs incurred by the Company, and lease incentives. The Company's operating leases are included in "Operating lease right-of-use assets," "Operating lease liabilities, current," and "Operating lease liabilities, excluding current portion" on the consolidated balance sheets. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement. Additionally, leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet and expenses for these leases are recognized on a straight-line basis over the lease term.

The Company regularly reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset group may not be recoverable. The Company compares the sum of estimated undiscounted future cash flows expected to result from the use of the asset group to the carrying value of the asset group. When the carrying value of the asset group exceeds its estimated undiscounted future cash flows, the Company recognizes an impairment charge for the amount by which the carrying value of the asset group exceeds the fair value of the asset group. Refer to Note 12 — Leases for further details on impairment tests performed.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

Advertising costs are expensed as incurred and are included within “Selling, general and administrative expenses” in the consolidated statements of operations. Advertising expenses were $48.4 million and $79.7 million for the years ended December 31, 2023 and 2022, respectively.

Shipping and Handling

Logistics costs related to inbound transportation from the point of acquisition to the relevant reconditioning facility are included in cost of sales when the related used vehicle is sold. Logistics costs not included in cost of sales are accounted for as costs to fulfill contracts with customers and are included in “Selling, general and administrative expenses” in the consolidated statements of operations and were $8.5 million and $39.0 million for the years ended December 31, 2023 and 2022, respectively.

Concentration of Credit Risk and Significant Customers

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and accounts receivable, which are unsecured. The Company’s cash balances are maintained at various large, reputable financial institutions. Deposits held with financial institutions may at times exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk. The Company’s cash equivalents primarily consist of money market funds that hold investments in highly liquid U.S. government securities. Concentration of credit risk with respect to accounts receivable is generally mitigated by a large customer base.

For the years ended December 31, 2023 and 2022, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of December 31, 2023 and 2022.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

As of December 31, 2023, the Company had cash and cash equivalents of $135.6 million and restricted cash of $73.2 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $49.1 million and cash deposits required under our 2022 Vehicle Floorplan Facility of $22.7 million. The Company has historically had negative cash flows and generated losses from operations and the Company’s primary source of liquidity has been cash generated through financing activities. As of February 29, 2024 the Company had cash and cash equivalents of approximately $94.0 million.

In January 2024, the Company announced its Value Maximization Plan to discontinue its ecommerce operations and wind-down its used vehicle dealership business, refer to Note 1 — Description of Business and Basis of Presentation — Value Maximization Plan. On January 19, 2024, the Company amended its agreement with Ally Bank and Ally Financial Inc. (together, “Ally”) dated November 4, 2022. As a result of the amendment, the floorplan was suspended for future vehicle purchases and the Company was required to maintain 40% of our outstanding borrowings in cash. In addition, all other financial covenants were eliminated. As a result of the liquidation of the Company's vehicle inventory, the Company repaid all amounts outstanding under the 2022 Vehicle Floorplan Facility in the first quarter of 2024 and the agreement was terminated.

In addition to the Company's ongoing cash requirements, the Company's liquidity will also be used to fund the announced wind-down of its ecommerce operations which is expected to result in the payment of $16.5 million in severance related benefits and $15.0 million in early contract and lease termination costs.

UACC has four warehouse credit facilities with an aggregate borrowing limit of $825.0 million as of December 31, 2023. As of December 31, 2023, outstanding borrowings related to the Warehouse Credit Facilities were $421.3 million and excess borrowing capacity was $56.9 million. As of December 31, 2023, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and could have a material adverse effect on the financial condition of the Company, results of operations and liquidity. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 11 – Warehouse Credit Facilities of Consolidated VIEs for further discussion.

The Company expects to use cash and cash equivalents to finance future capital requirements and UACC’s Warehouse Credit Facilities to fund finance receivables. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC’s portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity.

The Company’s future capital requirements will depend on many factors, including the ability to successfully implement the Value Maximization Plan and realize its benefits, available advance rates on the Warehouse Credit Facilities, our ability to complete additional securitization transactions at terms favorable to us, and our future credit losses.

The Company anticipates that existing cash and cash equivalents and UACC's Warehouse Credit Facilities will be sufficient to support the Company’s ongoing operations and obligations, inclusive of the wind-down of the ecommerce operations, for at least the next twelve months from the date of issuance of the consolidated financial statements.

Net Loss Per Share Attributable to Common Stockholders

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, net loss is attributed to common stockholders and participating securities based on their participation rights. Under the two-class method, the net loss attributable to common stockholders is not allocated to the preferred stock as the holders of the Company’s preferred stock do not have a contractual obligation to share in the Company’s losses. Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. For periods in which the

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized in accordance with Topic 606 as if the acquirer had originated the contracts. The Company adopted the guidance on January 1, 2023, which did not have a material impact on the Company's consolidated financial statements and related disclosures.

Accounting Standards Issued But Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. The guidance will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all periods presented upon adoption, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. The guidance will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Retail Vehicle Revenue

The Company sold used vehicles to its retail customers through its ecommerce platform and TDA retail location. The transaction price for used vehicles is a fixed amount as set forth within the customer contract at the time of sale. Customers frequently trade-in their existing vehicle to apply toward the transaction price of a used vehicle. Trade-in vehicles represent non-cash consideration which the Company measures at fair value based on external and internal market data for each specific vehicle. The Company satisfies its performance obligation and recognizes revenue for used vehicle sales generally at a point in time when the vehicles are delivered to the customer for ecommerce sales or picked up by the customer for TDA sales. The revenue recognized by the Company includes the agreed upon transaction price, including any delivery charges and document fees stated within the customer contract. Revenue excludes any sales taxes, title and registration fees, and other government fees that are collected from customers.

The Company receives payment for used vehicle sales directly from the customer at the time of sale or arranges financing within a short period of time following the sale. Payments received prior to delivery of used vehicles are recorded as “Deferred revenue” within the consolidated balance sheets.

The Company offers a return program for used vehicle sales and establishes a provision for estimated returns based on historical information and current trends. The reserve for estimated returns is presented gross on the consolidated balance sheets, with an asset recorded in “Prepaid expenses and other current assets” and a refund liability recorded in “Other current liabilities.”

Wholesale Vehicle Revenue

The Company sold vehicles that do not meet its retail sales criteria through wholesale channels. Vehicles sold through wholesale channels are acquired from customers who trade-in their vehicles when making a purchase from the Company, from customers who sell their vehicles to the Company in direct-buy transactions, and from liquidation of vehicles previously listed for retail sale. The transaction price for wholesale vehicles is a fixed amount. The Company satisfies its performance obligation and recognizes revenue for wholesale vehicle sales at a point in time when the vehicle is sold. The transaction price is typically due and collected within a short period of time following the vehicle sales.

Product Revenue

The Company’s product revenue consists of income from financing vehicle sales for Vroom customers through UACC and fees earned on selling third-party financing and value-added products, such as vehicle service contracts, guaranteed asset protection (“GAP”) and tire and wheel coverage.

As a result of the UACC Acquisition (as defined below), the Company generates ecommerce product revenue by providing Vroom customers with automotive financing solutions through its captive financing operation. The Company earns interest income on finance receivables before they are sold, interest income on finance receivables held in consolidated VIEs and gains on the sale of finance receivables. Refer to Note 4 – Variable Interest Entities and Securitizations.

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

A portion of the fees earned on third-party financing and value-added products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of December 31, 2023 and 2022, the Company’s reserve for chargebacks was $6.2 million and $8.2 million, respectively, of which $3.3 million and $4.4 million, respectively, are included within “Accrued expenses” and $2.9 million and $3.8 million, respectively, are included in “Other long-term liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to revenues in the period identified. As of December 31, 2023 and 2022, the Company recognized $20.6 million and $22.5 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, of which $2.3 million and $1.6 million, respectively, are included within “Prepaid expenses and other current assets” and $18.3 million and $20.9 million, respectively, are included within “Other assets.”

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	As of December 31, 2023
	Securitization Vehicles	Warehouse Facilities[1]	Total
Current Assets:
Restricted cash	$28,458	$20,688	$49,146
Finance receivables at fair value	10,878	947	11,825
Finance receivables held for sale	—	457,185	457,185
Other current assets	12,390	12,814	25,204
Total Current Assets	51,726	491,634	543,360
Finance receivables at fair value	306,120	23,499	329,619
Other assets	—	1,759	1,759
Total Assets	$357,846	$516,892	$874,738
Current Liabilities:
Current portion of securitization debt	$163,516	$—	$163,516
Warehouse credit facilities	—	421,268	421,268
Accrued expenses	1,286	2,674	3,960
Total Current Liabilities	164,802	423,942	588,744
Securitization debt, net of current portion	150,579	—	150,579
Other liabilities	3,248	7,127	10,375
Total Liabilities	$318,629	$431,069	$749,698

	As of December 31, 2022
	Securitization Vehicles	Warehouse Facilities[1]	Total
Current Assets:
Restricted cash	$9,023	$15,654	$24,677
Finance receivables at fair value	5,336	6,156	11,492
Finance receivables held for sale	—	305,917	305,917
Other current assets	2,730	9,004	11,734
Total Current Assets	17,089	336,731	353,820
Finance receivables at fair value	72,568	47,024	119,592
Total Assets	$89,657	$383,755	$473,412
Current Liabilities:
Current portion of securitization debt	$47,239	$—	$47,239
Warehouse credit facilities	—	229,518	229,518
Accrued expenses	90	1,439	1,529
Total Current Liabilities	47,329	230,957	278,286
Securitization debt, net of current portion	32,590	—	32,590
Other liabilities	686	6,724	7,410
Total Liabilities	$80,605	$237,681	$318,286

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In July 2022, UACC completed the 2022-2 securitization transaction, as discussed above, and recognized a gain on sale for the year ended December 31, 2022.

During the year ended December 31, 2022, the Company sold $523.7 million of rated asset-backed securities and $49.6 million of residual certificates through securitization transactions. The total gain related to finance receivables sold pursuant to securitization transactions was $45.6 million for the year ended December 31, 2022.

As of December 31, 2023 and 2022, the assets UACC retains in the unconsolidated VIEs were approximately $4.5 million and $20.6 million, respectively, and are included in "Beneficial interests in securitizations" in the Company's consolidated balance sheet. The beneficial interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities. In the year ended December 31, 2023, the Company entered into a Risk Retention Financing Facility to finance the majority of its retained beneficial interests in securitizations. Refer to Note 13 – Long Term Debt for further detail.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to unconsolidated VIEs (in thousands):

	As of December 31, 2023			As of December 31, 2022
	Aggregate Principal Balance	Carrying Value	Total Exposure	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$4,538	$4,345	$4,345	$19,233	$18,664	$18,664
Certificates	—	140	140	—	1,928	1,928
Other assets	310	310	310	310	310	310
Total unconsolidated VIEs	$4,848	$4,795	$4,795	$19,543	$20,902	$20,902

Total exposure represents the estimated loss UACC would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented above is not an indication of the Company's expected losses.

5. Acquisition

UACC Acquisition

On February 1, 2022, the Company completed the acquisition (the "UACC Acquisition") of 100% of Unitas Holdings Corp., a Delaware corporation, including its wholly owned subsidiaries United PanAm Financial Corp. and UACC. Unitas Holdings Corp. (now known as Vroom Finance Corporation), United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and UACC, as well as their other subsidiaries, are now wholly owned subsidiaries of the Company. This acquisition accelerated the Company's strategy of establishing a captive financing arm and underwriting vehicle financing for its customers, the results of which are included within the Ecommerce reporting segment. UACC will also continue its current operations with its network of third-party dealership customers, including the purchases and servicing of vehicle installment contracts, which constitutes the separate Retail Financing reporting segment. The cash consideration transferred was approximately $315.4 million at the Acquisition Date, inclusive of immaterial measurement period adjustments.

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

The transaction costs associated with the UACC Acquisition were $5.7 million for the year ended December 31, 2022, and are included within "Selling, general and administrative expenses" in the consolidated statement of operations.

The aggregate revenue and net income of UACC consolidated into the Company’s financial statements from the date of the acquisition was $167.8 million and $26.7 million for the year ended December 31, 2022, respectively.

Unaudited Pro Forma Information

The unaudited pro forma financial information in the table below summarizes the combined results of the Company and UACC, as though the companies had been combined on January 1, 2021. The pro forma adjustments include incremental amortization of intangible assets, adjustments to reflect non-recurring acquisition-related costs of $5.7 million as of the beginning of the 2021 annual reporting period, a non-recurring tax adjustment of $24.1 million for the year ended December 31, 2022. The pro forma information is presented for informational purposes only and may not be indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2021 or that may occur in the future, and does not reflect future synergies, integration costs, or other such costs or savings. The pro forma information for the years ended December 31, 2022 is as follows (in thousands):

Year Ended December 31,
2022
Total revenue	$1,964,372
Net loss	$(464,101)

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Inventory

Inventory consisted of the following (in thousands):

	December 31,
	2023	2022
Vehicles	$162,659	$317,994
Parts and accessories	591	2,654
Total inventory	$163,250	$320,648

As of December 31, 2023 and 2022, “Inventory” includes an adjustment of $21.8 million and $24.2 million, respectively, to record the balances at the lower of cost or net realizable value.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Equipment	$2,653	$3,357
Furniture and fixtures	503	1,896
Logistics fleet	32,562	32,468
Leasehold improvements	434	6,577
Internal-use software	4,807	30,725
Other	1,369	8,081
	42,328	83,104
Accumulated depreciation and amortization	(18,196)	(32,903)
Property and equipment, net	$24,132	$50,201

Depreciation and amortization expense was $16.5 million and $13.4 million for the years ended December 31, 2023 and 2022, respectively. Depreciation and amortization expense included within “Cost of sales” in the consolidated statements of operations was $0.7 million and $0.4 million for the years ended December 31, 2023 and 2022 respectively.

Implementation costs capitalized and accumulated amortization related to the Company’s cloud computing arrangements were $0.6 million and $0.2 million as of December 31, 2023, respectively, and $7.7 million and $4.6 million as of December 31, 2022, respectively, and were included within “Other assets” in the consolidated balance sheets. Amortization expense of $1.8 million and $2.3 million was included within “Selling, general and administrative expenses” in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

The Company determined a triggering event existed as of December 31, 2023, resulting in impairment charges for "Property and equipment, net" and "Other assets" of $23.9 million and $1.3 million, respectively, related to the Company's internal-use software, implementation costs for cloud computing arrangements, and other miscellaneous furniture and equipment that no longer have a planned future use.

Additionally, the Company incurred impairment charges for "Property and equipment, net" and "Other assets" of $0.3 million and $3.4 million, respectively, for the year ended December 31, 2022, related to the Company's internal-use software and implementation costs for cloud computing arrangements that are no longer in use.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in the carrying value of goodwill by reporting unit for the year ended December 31, 2022 (in thousands):

	Ecommerce	Wholesale	TDA	Total
Balance as of December 31, 2021	$152,876	$1,720	$4,221	$158,817
Acquisition	42,886	—	—	42,886
Goodwill impairment charge	(195,762)	(1,720)	(4,221)	(201,703)
Balance as of December 31, 2022	$—	$—	$—	$—

There was no goodwill as of December 31, 2023 and 2022.

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

Refer to Note 5 – Acquisition for more information related to the acquisition that occurred in the year ended December 31, 2022.

Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$108,700	$(38,050)	$70,650	$108,700	$(21,053)	$87,647
Customer relationships	69,400	(17,336)	52,064	69,400	(8,661)	60,739
Trademarks and trade names	12,200	(3,022)	9,178	12,200	(1,676)	10,524
Total intangible assets	$190,300	$(58,408)	$131,892	$190,300	$(31,390)	$158,910

Refer to Note 5 – Acquisition for more information related to the acquisition that occurred in the year ended December 31, 2022.

Amortization expense for intangible assets was $27.0 million and $25.3 million for the years ended December 31, 2023 and 2022, respectively.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated amortization expense for intangible assets subsequent to December 31, 2023, consists of the following (in thousands):

Year Ending December 31:
2024	$27,022
2025	27,022
2026	21,979
2027	21,882
2028	21,882
Thereafter	12,105
$131,892

9. Accrued Expenses and Other Current Liabilities

The Company’s accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued marketing expenses	$3,694	$2,093
Vehicle related expenses	9,655	14,789
Sales taxes	4,398	5,983
Accrued compensation and benefits	13,223	28,276
Accrued professional services	2,935	3,488
Accrued legal settlements(1)	6,050	7,383
Interest payable	5,708	3,990
Other	6,789	10,793
Total accrued expenses	$52,452	$76,795

(1) Accrued legal settlements are primarily related to legal challenges stemming from operational challenges created by the Company's prior rapid growth, which resulted in additional costs incurred, including legal settlements.

The Company’s other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Vehicle payable	$3,522	$3,617
Reserve for estimated returns	1,594	3,919
Insurance payable	4,158	4,551
Other	700	5,606
Total other current liabilities	$9,974	$17,693

10. Vehicle Floorplan Facility

In November 2022, the Company amended its floorplan facility with Ally Bank and Ally Financial (the “2022 Vehicle Floorplan Facility”). The 2022 Vehicle Floorplan Facility provides a committed credit line of up to $500.0 million which is scheduled to mature on March 31, 2024.

The amount of credit available to the Company on a monthly basis equals the product of (1) the greater of five times the aggregate number of retail units sold during the most recent month for which information is available or the aggregate number of retail units sold during the five most recent months for which information is available and (2) the greater of the average outstanding floorplan balance of all vehicles on the floorplan as of the immediately preceding month-end or the average monthly outstanding floorplan balance of all vehicles on the floorplan as of month-end for the immediately preceding five months. As of December 31, 2023, the borrowing capacity of the 2022 Vehicle Floorplan Facility was $253.6 million, of which $102.4 million was unutilized. As of December 31, 2022, the borrowing capacity of the 2022 Vehicle Floorplan Facility was $343.9 million, of which $66.9 million was unutilized.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2023 and 2022, outstanding borrowings on the vehicle floorplan facilities were $151.2 million and $277.0 million, respectively. Cash deposits required under the vehicle floorplan facilities of $22.7 million and $34.6 million are classified as "Restricted cash" within the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Interest expense incurred by the Company for the vehicle floorplan facilities was $19.5 million and $26.8 million for the years ended December 31, 2023 and 2022, respectively, which are recorded within “Interest expense” in the consolidated statements of operations. The weighted average interest rate on the vehicle floorplan borrowings was 10.25% and 9.25% as of December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company was in compliance with all covenants related to the vehicle floorplan facilities.

In connection with the vehicle floorplan facilities, the Company entered into credit balance agreements with Ally Bank and Ally Financial that permit the Company to deposit cash with the bank for the purpose of reducing the amount of interest payable for borrowings. Interest credits earned by the Company were $13.2 million and $15.9 million for the years ended December 31, 2023 and 2022, respectively, which are recorded within “Interest income” in the consolidated statements of operations.

On January 19, 2024, the Company amended its 2022 Vehicle Floorplan Facility. As a result of the amendment, borrowings under the 2022 Vehicle Floorplan Facility were suspended for future vehicle purchases and the Company was required to maintain 40% of its outstanding borrowings in cash. In addition, all other financial covenants were eliminated. As a result of the liquidation of the Company's vehicle inventory, the Company repaid the remaining outstanding balance related to the 2022 Vehicle Floorplan Facility in full and the agreement has been terminated.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Warehouse Credit Facilities of Consolidated VIEs

UACC has four senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) with banking institutions as of December 31, 2023. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of December 31, 2023 and 2022, the Company had excess borrowing capacity of $56.9 million and $105.8 million on UACC's Warehouse Credit Facilities, respectively. The terms of the Warehouse Credit Facilities include the following (in thousands):

	Facility One	Facility Two	Facility Three	Facility Four
Execution date	May 30, 2012	November 19, 2013	July 11, 2019	November 18, 2022
Maturity date	July 21, 2025	June 2, 2025	August 29, 2025	September 12, 2025
Aggregate borrowings limit	$200,000	$200,000	$200,000	$225,000
As of December 31, 2023
Aggregate principal balance of finance receivables pledged as collateral	$223,207	$64,970	$165,927	$92,978
Outstanding balance	$177,375	$51,012	$117,264	$75,617
Restricted cash	$8,961	$2,550	$6,485	$2,692
As of December 31, 2022
Aggregate principal balance of finance receivables pledged as collateral	$143,919	$142,503	$126,636	$—
Outstanding balance	$110,602	$19,615	$101,435	$—
Restricted cash	$8,110	$2,007	$5,537	$—

As of December 31, 2023 and 2022, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 6.98% and 6.19%, respectively.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of December 31, 2023 and 2022, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

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

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2023, the Company had an additional operating lease that has not yet commenced with future lease payments of approximately $1.2 million. The lease is expected to commence over the next 12 months with an initial lease term of approximately 7 years.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease term and discount rate

The weighted-average remaining lease term and discount rate for the Company’s operating leases, excluding short-term operating leases, were 5.1 years and 7.1% as of December 31, 2023, respectively, and 4.2 years and 5.8% as of December 31, 2022, respectively.

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

Lease costs and activity

The Company’s lease costs and activity for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Lease Cost
Operating lease cost	$8,951	$8,402
Short-term lease cost	312	690
Variable lease cost	4,125	3,810
Sublease income	(379)	(72)
Net lease cost	$13,009	$12,830

	Year Ended December 31,
	2023	2022
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,892	$9,322
Right-of-use assets obtained in exchange for operating lease liabilities	$13,260	$19,896

The Company incurred impairment charges related to operating lease right-of-use assets of $23.5 million for the year ended December 31, 2023, with $22.2 million related to the wind-down of the Company's ecommerce operations that resulted in a triggering event as of December 31, 2023 and $1.3 million related the closing of a physical office location.

The Company incurred impairment charges related to operating lease right-of-use assets of $6.5 million for the year ended December 31, 2022, related to costs associated with planned facility closures that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. Refer to Note 18 — Restructuring Activities for further detail.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of Lease Liabilities

The maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s consolidated balance sheet as of December 31, 2023 were as follows (in thousands):

2024	10,744
2025	6,960
2026	6,233
2027	5,877
2028	4,873
Thereafter	6,329
Total lease payments	41,016
Less: interest	(7,096)
Present value of lease liabilities	$33,920

Operating lease liabilities, current	$8,737
Operating lease liabilities, noncurrent	25,183
Total operating lease liabilities	$33,920

13. Long Term Debt

Debt instruments, excluding the 2022 Vehicle Floorplan Facility, which is discussed in Note 10 — Vehicle Floorplan Facility, and warehouse credit facilities of consolidated VIEs, which are discussed in Note 11 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	December 31,
	2023	2022
Current portion of securitization debt of consolidated VIEs	$163,516	$47,239
Current portion of financing of beneficial interest in securitizations	8,894	—
Total current portion of long term debt	$172,410	$47,239
Convertible senior notes	$286,800	$359,254
Securitization debt of consolidated VIEs, net of current portion	150,579	32,590
Financing of beneficial interest in securitizations	6,484	—
Junior subordinated debentures	10,310	10,310
Long term debt, net of current portion	$454,173	$402,154
Total debt	$626,583	$449,393

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each $1,000 principal amount of the Notes will initially be convertible into 0.2232 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $4,480.29 per share, subject to adjustment upon the occurrence of specified events. The Notes are convertible, at the option of the noteholders, on or after April 1, 2026. Prior to April 1, 2026, the Notes are convertible only under the following circumstances:

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

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the years ended December 31, 2023 and 2022, the conditions allowing holders of the Notes to convert were not met.

In 2023, the Company repurchased $74.2 million in aggregate principal amount of the Notes, net of deferred issuance costs, for $36.5 million in open-market transactions. The Company recognized a gain on extinguishment of debt of $37.9 million for the year ended December 31, 2023.

In 2022, the Company repurchased $254.3 million in aggregate principal amount of the Notes, net of deferred issuance costs, for $90.2 million in open-market transactions. The Company recognized a gain on extinguishment of debt of $164.7 million for the year ended December 31, 2022.

The Company accounts for the Notes as a single liability-classified instrument measured at amortized cost. As of December 31, 2023, the unamortized debt discount and debt issuance costs was $3.7 million and the net carrying value was $286.8 million. As of December 31, 2022, the unamortized debt discount and debt issuance costs was $6.5 million and the net carrying value was $359.3 million.

The Notes were issued at par value and fees associated with the issuance of these Notes are amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense for the years ended December 31, 2023 and 2022 were $4.3 million and $7.2 million, respectively. The effective interest rate of the Notes is 1.3%.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securitization Debt of Consolidated VIEs

The securitization debt was issued under UACC's securitization program. The Company elected to account for the securitization debt under the fair value option using the measurement alternative. Fair value adjustments are recorded in "Other loss, net" in the consolidated statements of operations. Refer to Note 17 – Financial Instruments and Fair Value Measurements. For the 2021-1, 2022-2, and 2023-1 securitization transactions, the Company consolidated the VIEs and accounted for these transactions as secured borrowings. Refer to Note 4 – Variable Interest Entities and Securitizations for further discussion.

Upon the issuance of the securitization debt for the 2021-1 and 2023-1 securitization transactions, UACC retained the residual interests. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it is responsible for the administration and collection of the amounts owed under the contracts. In the first quarter of 2023, UACC waived its servicing fees related to the 2022-2 securitization and subsequently consolidated the 2022-2 trust. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $28.5 million and $9.0 million as of December 31, 2023 and 2022, respectively.

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

The securitization debt issued is included in “Current portion of long term debt” and "Long term debt, net of current portion" on the consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of December 31, 2023
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2021-1-D	June 10, 2026	$29,380	1.14%	$3,246	$3,235
United Auto Credit 2021-1-E	June 10, 2026	20,800	2.58%	20,800	20,540
United Auto Credit 2021-1-F	September 10, 2027	13,910	4.30%	13,910	13,644
United Auto Credit 2022-2-B	December 10, 2025	30,324	5.41%	28,786	28,745
United Auto Credit 2022-2-C	May 10, 2027	26,533	5.81%	26,533	26,331
United Auto Credit 2022-2-D	January 10, 2028	32,889	6.84%	32,889	32,642
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	33,440	29,691
United Auto Credit 2023-1-A	July 10, 2025	118,598	5.57%	15,089	15,083
United Auto Credit 2023-1-B	July 10, 2028	51,157	5.91%	51,157	51,019
United Auto Credit 2023-1-C	July 10, 2028	33,326	6.28%	33,326	33,199
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	35,653	36,152
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	23,814
Total rated notes		$449,266		$318,085	$314,095

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2021-1-C	June 10, 2026	$29,640	0.84%	$18,466	$18,322
United Auto Credit 2021-1-D	June 10, 2026	29,380	1.14%	29,380	28,481
United Auto Credit 2021-1-E	June 10, 2026	20,800	2.58%	20,800	19,685
United Auto Credit 2021-1-F	September 10, 2027	13,910	4.30%	13,910	13,341
		$93,730		$82,556	$79,829

The final scheduled payment date represents legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $147.6 million in 2024, $91.8 million in 2025, $47.8 million in 2026, $26.8 million in 2027 and $4.1 million in 2028.

In February 2024, UACC exercised its option to repurchase the 2021-1 securitization debt for a total redemption price of $35.6 million.

The aggregate principal balance and the fair value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of December 31,
	2023		2022
	Aggregate Principal Balance	Fair Value	Aggregate Principal Balance	Fair Value
United Auto Credit 2021-1	$38,951	$35,790	$84,477	$77,904
United Auto Credit 2022-2	125,072	111,379	—	—
United Auto Credit 2023-1	197,586	169,829	—	—
Total finance receivables of CFEs	$361,609	$316,998	$84,477	$77,904

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

The outstanding balance of this facility, net of unamortized debt issuance costs, was $15.4 million as of December 31, 2023, with $8.9 million included in "Current portion of long term debt" and $6.5 million included in "Long-term debt, net of current portion" on the consolidated balance sheet. As of December 31, 2023, the fair value of the collateral pledged under this facility was $15.8 million.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approved the parties’ stipulation that the case would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. This lawsuit remains in preliminary stages and there have been no substantive developments.

In January 2022, the Company received a non-public civil investigative demand from the Federal Trade Commission (“FTC”), seeking the production of information related to certain of the Company's business practices and the Company responded to those information requests. On February 23, 2024, the FTC notified the Company that it has reason to believe that the Company violated Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a); the FTC's Mail, Internet, or Telephone Order Merchandise Rule, 16 C.F.R. Part 435; the FTC’s Used Motor Vehicle Trade Regulation Rule,16 C.F.R. Part 455; and the FTC’s Pre-Sale Availability Rule, 16 C.F.R. Part 702. The FTC advised the Company that it is authorized to negotiate a stipulated order and the Company intends to work cooperatively with the FTC towards a resolution. Because the matter is at an early stage and the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, the Company cannot determine at present whether any potential liability would have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfilment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. In May 2022, Vroom Automotive, LLC the Attorney General of the State of Texas agreed to a temporary injunction in which Vroom Automotive, LLC agreed to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. In December 2023, Vroom, Inc., Vroom Automotive, LLC and the Attorney General of the State of Texas reached a final agreement to resolve all claims in the petition, without any admission of wrongdoing by either Vroom entity. Under the agreement, the Company will pay a total of $2 million in civil penalties and $1 million in attorneys' fees, with the first half due in September 2024 and the remaining half due in September 2025, and abide permanently by an injunction of certain operational practices that were previously implemented. The agreement was approved by the District Court of Travis County on December 13, 2023.

In July 2022 and August 2022, respectively, certain plaintiffs filed two putative class action lawsuits in the District Court of Cleveland County, Oklahoma and the New York State Supreme Court, respectively, against Vroom, Inc., and Vroom Automotive LLC as defendants, alleging, among other things, deficiencies in Vroom’s titling and registration of sold vehicles: Blake Sonne, individually and on behalf of all others similar situated, v. Vroom Automotive, LLC and Vroom, Inc., No. CJ-2022-822 and Emely Reyes Martinez, on behalf of all others similarly situated, v. Vroom Automotive, LLC and Vroom Inc., No. 652684/2022. The Company removed the cases to the U.S. District Court for the Western District of Oklahoma (Case No. 22-cv-761) and the U.S. District Court for the Southern District of New York (Case No. 22-cv-7631), respectively, and filed motions to compel arbitration of all claims in both cases. In September 2023, Vroom's motions to compel arbitration were granted in both cases, and the court actions stayed pending the outcome of any arbitration proceeding over the respective plaintiffs' individual claims. On February 9, 2024, the parties filed a joint stipulation to dismiss the Sonne matter with prejudice.

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

Nasdaq Notice

On December 21, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying it that, for the last 30 consecutive business days, the bid price for the Company's common stock had closed

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the "Minimum Bid Price Requirement").

On February 13, 2024 after obtaining stockholder approval, the Company effected a 1-for-80 reverse stock split (the "Reverse Stock Split"), and the Company's stock began trading on a post-split adjusted basis on February 14, 2024. On February 29, 2024, the Company was notified by the Nasdaq Listing Qualifications staff that the closing bid price of its common stock had been at $1.00 per share or greater for 11 consecutive business days, from February 14, 2024 to February 28, 2024. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5450(a)(1) and this matter is now closed. If the Company's common stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, the Company would again receive another notice of non-compliance with Nasdaq's listing standards and face the risk of delisting.

All shares of the Company’s common stock, stock-based instruments, and per-share data included in these consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

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

15. Preferred Stock and Stockholders’ Equity

Preferred Stock

On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of December 31, 2023, there was no preferred stock issued or outstanding.

Common Stock

On February 13, 2024, the Company amended its certificate of incorporation to effect a 1-for-80 reverse stock split of shares of the Company’s outstanding common stock, such that every 80 shares of common stock became one of common stock. The shares of common stock authorized for issuance remained unchanged at 500,000,000 and the par value per share of common stock remained unchanged at $0.001. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders.

At-the-market Offering

On December 1, 2023, the Company entered into an equity distribution agreement with Virtu Americas LLC to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program (the "ATM offering"). As of December 31, 2023, the Company has up to $47.5 million remaining in aggregate gross proceeds that can be issued through the ATM offering.

16. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 37,379 shares of the Company’s common stock, (ii) an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030 of up to 4% of the shares of common stock outstanding on an as-converted basis on the last day of the immediately preceding fiscal year, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. As of December 31, 2023, the Company has registered an additional

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

137,647 shares of the Company's common stock to be issued pursuant to the 2020 Plan. As of December 31, 2023, there were 22,869 shares available for future issuance under the 2020 Plan.

On May 20, 2022, the Company adopted the 2022 Inducement Award Plan (the “Inducement Award Plan”). Awards under the Inducement Award Plan may only be granted to a newly hired employee who has not previously been an employee or a member of the Board or an employee who is being rehired following a bona fide period of non-employment by the Company, in each case as a material inducement to the employee’s entering into employment. An aggregate of 37,500 shares of the Company’s common stock are reserved for issuance under the Inducement Award Plan. As of December 31, 2023, there were 30,668 shares available for future issuance under the Inducement Award Plan.

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2022	35,715	$475.74	7.32
Granted	—	—
Exercised	—	—
Expired	(3,281)	336.80
Forfeited / cancelled	(6,346)	387.49
Outstanding as of December 31, 2023	26,088	$514.72	6.64
Vested and exercisable as of December 31, 2022	16,494	$378.40	5.71
Vested and exercisable as of December 31, 2023	16,861	$468.68	5.70

The Company recognized $0.8 million and $1.5 million of stock-based compensation expense related to stock options for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had $0.6 million and $1.6 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.2 years and 1.9 years, respectively.

There were no options exercised during the year ended December 31, 2023, and the aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2023 was not material.

On May 9, 2022 and May 20, 2022, 7,500 stock options having a fair value of $66.40 per share were granted to the CEO and an aggregate of 8,125 stock options having a grant date fair value of $91.20 per share were granted to certain members of key management, respectively. The exercise price of the stock options is $600.00 per share. The stock options vest ratably over a three-year period subject to continued employment through each applicable vesting date.

The grant date fair value of stock options granted during the year ended December 31, 2022 was estimated at the time of grant using the Black-Scholes option-pricing model and utilized the following assumptions:

	May 20, 2022	May 9, 2022
Fair value of common stock (per share)	$91.20	$66.40
Expected term (in years)	10	10
Risk-free interest rate	2.78%	3.05%
Expected volatility	100.00%	100.00%
Dividend yield	—%	—%

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs

The following table summarizes restricted stock unit ("RSUs") activity for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2022	108,268	$259.37
Granted	110,365	73.10
Vested and released	(20,278)	468.31
Forfeited / cancelled	(23,089)	213.51
Outstanding as of December 31, 2023	175,266	$124.33
Vested and exercisable	(1,152)	84.80
Unvested and outstanding as of December 31, 2023	174,114	$124.59

The Company recognized $9.2 million, $10.5 million, and $11.2 million of stock-based compensation expense related to RSUs for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had $12.1 million and $18.2 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.6 and 1.9 years, respectively.

On May 9, 2022, 15,000 RSUs having a grant date fair value of $86.40 per share were granted to the CEO and on May, 20, 2022, an aggregate of 39,875 RSUs having a grant date fair value of $116.00 per share were granted to certain members of the management team. On July 25, 2022, 1,750 RSUs having a grant date fair value of $131.20 per share were granted to a member of the management team. The RSUs were issued under the 2020 Plan and will vest on the third anniversary of the grant date, subject to continued employment through that date. The vesting of the RSUs will accelerate in one-third increments if the Company's common stock achieves a closing price at or above $600.00 per share for twenty consecutive trading days during the three-year vesting period; a closing price at or above $1,200.00 per share for twenty consecutive trading days in the second or third years of the vesting period; and a closing price at or above $1,680.00 per share for twenty consecutive trading days during the third year of the vesting period. As of December 31, 2023, the accelerated vesting conditions were not met.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to be sold as of the Acquisition Date, and certain other finance receivables. Under the fair value option allowable under ASC 825, “Financial Instruments” (“ASC 825”), the Company may elect to measure at fair value financial assets and liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings.

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$80	$—	$—	$80
CFE assets:
Finance receivables	—	—	316,998	316,998
Finance receivables at fair value	—	—	31,672	31,672
Beneficial interests in securitizations	—	4,485	—	4,485
Total financial assets	$80	$4,485	$348,670	$353,235
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	314,095	—	314,095
Total financial liabilities	$—	$314,095	$—	$314,095

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$182,687	$—	$—	$182,687
CFE assets:
Finance receivables	—	—	77,904	77,904
Finance receivables at fair value	—	—	75,270	75,270
Beneficial interests in securitizations	—	20,592	—	20,592
Total financial assets	$182,687	$20,592	$153,174	$356,453
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	79,829	—	79,829
Total financial liabilities	$—	$79,829	$—	$79,829

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company has multiple quotes that are not within a consensus range of each other, the Company deems these securities to be classified as Level 3 of the fair value hierarchy.

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value
Fair value as of January 1, 2023	$77,904	$75,270
Reclassification of finance receivables held for sale to finance receivables at fair value	248,081	—
Transfer within Level 3 categories	23,338	(23,338)
Consolidation of VIEs	180,706	—
Losses included in other income	(86,331)	(1,683)
Issuances, net of discount	—	3,392
Paydowns	(151,032)	(23,716)
Other	24,332	1,747
Fair value as of December 31, 2023	$316,998	$31,672

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2022	$—	$—	$—
Acquired in business combination	262,644	34,283	275,394
Transfer out of Level 3	—	—	(275,394)
Transfer within Level 3 categories	(51,330)	51,330	—
Losses included in other income	(29,825)	(14,388)	—
Issuances, net of discount	—	56,484
Sales	(24,312)	(14,114)	—
Paydowns	(90,410)	(41,980)	—
Other	11,137	3,655	—
Fair value as of December 31, 2022	$77,904	$75,270	$—

During the year ended December 31, 2023, $180.7 million of finance receivables related to the 2022-2 securitization transaction were consolidated and classified as Level 3 and $248.1 million of finance receivables held for sale related to the 2023-1 securitization transaction were reclassified to Level 3 finance receivables of consolidated CFEs.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Other loss (income), net" in the consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Year Ended December 31,
	2023	2022
Financial Assets
Finance receivables of CFEs	$75,064	$24,231
Finance receivables at fair value	(2,103)	11,624
Beneficial interests in securitizations	1,103	1,149
Financial Liabilities
Debt of securitized VIEs	(5,635)	(2,727)
Total net loss included in "Other loss (income), net"	$68,429	$34,277

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of December 31, 2023	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$361,609	$36,207
Aggregate fair value of finance receivables that are reported at fair value	$316,998	$31,672
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$6,700	$717
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,921	$544

As of December 31, 2022	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$84,477	$89,068
Aggregate fair value of finance receivables that are reported at fair value	$77,904	$75,270
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$1,097	$1,499
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$985	$1,311

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of December 31, 2023	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$318,085
Aggregate fair value of rated notes of securitized VIEs	$314,095

As of December 31, 2022	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$82,556
Aggregate fair value of rated notes of securitized VIEs	$79,829

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Finance receivables held for sale, net: For finance receivables eligible to be sold in a securitization, the Company determines the fair value of these finance receivables utilizing sales prices based on estimated securitization transactions, adjusted for transformation costs, risk and a normal profit margin associated with securitization transactions. Such fair value measurement of finance receivables held for sale, net is considered Level 3 of the fair value hierarchy. As of December 31, 2023, the Company determined that all of these finance receivables should be marked to their fair value of $468.8 million based on the results of the Company's lower of amortized cost basis or fair value analysis. As of December 31, 2022, the carrying value and fair value of the finance receivables held for sale, net were $299.2 million and $299.9 million, respectively.

In addition, from time to time the Company may mark certain receivables, that are no longer eligible to be sold in a securitization, classified as held for sale to fair value on a non-recurring basis. As of December 31, 2023 and 2022, there were $34.8 million and $22.4 million of these finance receivables that were marked to fair value on a non-recurring basis, respectively. These are finance receivables that became delinquent and no longer meet the expected securitization sales criteria. The Company uses a discounted cash flow model to estimate the present value of future recoveries for finance receivables. Such fair value measurement of finance receivables held for sale, net is considered Level 3 of the fair value hierarchy.

Convertible Senior Notes: The fair value of the Notes, which are not carried at fair value on the accompanying consolidated balance sheets, was determined utilizing actual bids and offer prices of the Notes in markets that are not active and are classified within Level 2 of the fair value hierarchy.

	December 31,
	2023	2022
Carrying value	$286,800	$359,254
Fair value	$152,506	$128,026

Financing of beneficial interests in securitizations: The fair value of the financing of beneficial interests in securitizations, which are not carried at fair value on the accompanying consolidated balance sheets, approximated their carrying value as of December 31, 2023 and are classified within Level 3 of the fair value hierarchy.

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the accompanying consolidated balance sheets, approximated their carrying value as of December 31, 2023 and 2022 and are classified within Level 3 of the fair value hierarchy.

Fair Value of Financial Instruments on a Nonrecurring Basis

Assets and liabilities acquired as part of a business combination and goodwill attributable to each of the Company's reporting units are recorded at fair value on a nonrecurring basis. Refer to Note 5 – Acquisition and Note 8 – Goodwill and Intangible Assets for additional information.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repurposed to replace the reconditioning facility in Stafford, Texas, which was also closed. The Company also restructured its network of logistics hubs in order to align with reduced unit volume and its regional operating model.

The restructuring activities associated with the Realignment Plan were substantially completed during 2022.

On January 18, 2023, the Company executed a reduction-in-force as part of the continued focus on reducing variable and fixed costs. The Company reduced Vroom’s headcount by approximately 275 employees based on the assessment of the Company's business needs, key initiatives, and long-term success and profitable growth. For the year ended December 31, 2023, the Company incurred expenses of approximately $4.1 million, primarily consisting of severance.

On April 26, 2023, as part of the Company’s ongoing reexamination of all facets of the business, the Company implemented an organizational restructuring that included a reduction-in-force. The Company reduced Vroom’s headcount by approximately 120 employees and incurred total expenses of approximately $2.3 million for the year ended December 31, 2023, primarily consisting of severance costs, as a result of this reduction-in-force.

The following table summarizes the components of the restructuring and related charges:

	Year Ended December 31,		Total Charges Incurred to Date
	2023	2022
Charges by activity:
Severance and termination benefits (1)	$6,703	$7,358	$14,061
Impairment of operating lease right-of-use assets (2)	—	6,491	6,491
Other costs (3)	—	1,176	1,176
Total restructuring and related charges	$6,703	$15,025	$21,728

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

Severance and termination benefits and other costs are included in "Selling, general, and administrative expenses" and impairment of operating lease right-of-use assets are included in "Impairment charges" in the consolidated statements of operations for the years ended December 31, 2023 and 2022.

The following table is a reconciliation of the beginning and ending restructuring liability for the years ended December 31, 2023 and 2022:

Balance as of December 31, 2021	$—
Accrual and accrual adjustments	7,941
Cash payments	(7,131)
Balance as of December 31, 2022	$810
Accrual and accrual adjustments	6,703
Cash payments	(7,440)
Balance as of December 31, 2023	$73

The restructuring liability for severance and termination benefits is reflected in "Accrued Expenses" in the consolidated balance sheet as of December 31, 2023 and 2022.

19. Segment Information

The Company has three reportable segments: Ecommerce, Wholesale, and Retail Financing. No operating segments have been aggregated to form the reportable segments.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Value Maximization Plan and the wind-down of the ecommerce operations, the Company will discontinue reporting its results through the Ecommerce and Wholesale segments starting in the first quarter of 2024.

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews revenue and gross profit for each of the reportable segments. Gross profit is defined as revenue less cost of sales incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of December 31, 2023 and 2022, long-lived assets were predominantly located in the United States.

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

Information about the Company’s reportable segments are as follows (in thousands):

	Year Ended December 31, 2023
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$576,170	$104,119	$156,938	$55,976	$893,203
Gross profit	$59,231	$(34,353)	$125,610	$11,459	$161,947

	Year Ended December 31, 2022
	Ecommerce	Wholesale	Retail Financing	All Other	Total
Revenues from external customers	$1,364,195	$293,528	$152,542	$138,636	$1,948,901
Gross profit	$99,973	$(10,620)	$138,381	$17,053	$244,787

The reconciliation between reportable segment gross profit to consolidated loss before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Reconciliation to consolidated total revenue
Total reportable segment revenue	$837,227	$1,810,265
All Other revenues	55,976	138,636
Consolidated total revenue	$893,203	$1,948,901
Reconciliation to consolidated loss before (benefit) provision for income taxes
Total reportable segment gross profit	$150,488	$227,734
All Other gross profit	11,459	17,053
Selling, general and administrative expenses	340,657	566,387
Depreciation and amortization	42,769	38,290
Impairment charges	48,748	211,873
Gain on debt extinguishment	(37,878)	(164,684)
Interest expense	45,445	40,693
Interest Income	(21,158)	(19,363)
Other loss, net	108,289	43,181
Consolidated loss before provision (benefit) for income taxes	$(364,925)	$(471,590)

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Income Taxes

Income Tax Provision

Domestic and foreign pretax income (loss) are as follows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Domestic	$(365,520)	$(472,203)
Foreign	595	613
Total	$(364,925)	$(471,590)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State and local	526	4,083
Foreign	89	92
Total current tax expense	615	4,175
Deferred tax (benefit):
Federal	—	(20,472)
State and local	—	(3,383)
Foreign	—	—
Total deferred tax (benefit)	—	(23,855)
Provision (benefit) for income taxes	$615	$(19,680)

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company evaluated the provisions included under the IRA and the provisions do not have a material impact to the Company's consolidated financial statements.

Tax Rate Reconciliation

The Company’s effective tax rate for the years ended December 31, 2023 and 2022 was (0.17)% and 4.17%, respectively. The increase in effective tax rate for the year ended December 31, 2022 was primarily driven by a deferred tax benefit recorded for the decrease of Valuation Allowance resulting from the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation) that occurred during the December 31, 2022 period, of $23.9 million.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes at the statutory rate to the amount reflected in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Income taxes at statutory rate	$(76,657)	$(99,034)
State income taxes, net of federal benefit	(23,718)	(3,529)
Foreign Rate Differential	(36)	(129)
Permanent differences	1,550	1,510
Goodwill impairment	—	41,241
Deferred tax adjustment for acquisition of business	—	(23,855)
Change in valuation allowance	99,926	66,634
Other	(450)	(2,518)
Provision (benefit) for income taxes	$615	$(19,680)

Deferred Tax Assets (Liabilities)

The Company computes income taxes using the liability method. This method requires recognition of deferred tax assets and liabilities, measured by enacted rates, attributable to temporary differences between the financial statements and the income tax basis of assets and liabilities. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that certain deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those specific jurisdictions prior to the dates on which such net operating losses expire. The Company maintained a full valuation allowance against its net deferred tax assets because the Company has determined that it is more likely than not that these assets will not be fully realized based on a current evaluation of expected future taxable income and the Company being in a cumulative 3-year loss position. As of December 31, 2023, 2022, and 2021, the valuation allowance balance was $358.7 million, $258.8 million and $216.0 million, respectively.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$365,841	$265,927
Inventory reserves	9,758	9,395
Stock-based compensation	2,169	3,067
Depreciation	3,729	—
Lease Liability	8,829	7,086
Unrealized Gains/Losses	3,636	10,549
Allowance for Doubtful Accounts	1,765	8,342
Other	2,441	2,612
Total deferred tax assets	398,168	306,978
Less: valuation allowance	(358,722)	(258,796)
Net deferred tax assets	39,446	48,182
Deferred tax liabilities:
Intangible amortization	(32,687)	(37,377)
Depreciation	—	(3,017)
Repo Expenses	(4,966)	(2,194)
Right of Use Asset	(1,793)	(5,594)
Net deferred tax liabilities	(39,446)	(48,182)
Net deferred income taxes	$—	$—

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Losses

As of December 31, 2023, the Company had total net operating loss carryforwards for U.S. federal income tax purposes of $1,504.9 million, of which $168.5 million expire from 2028 through 2042 and $1,336.4 million do not expire. The Company has net operating loss carryforwards for state income tax purposes of $767.8 million, which expire from 2034 through 2042.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2017 and prior. The company is not currently under audit for any US federal or state income tax audits.

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

The Company acquired Unitas Holdings Corp. (now known as Vroom Finance Corporation) on February 1, 2022 in a stock acquisition, refer to Note 5 – Acquisition for additional information. The NOLs and other tax attributes acquired are subject to Section 382 limitations.

Uncertain Tax Positions

The Company has not identified any uncertain tax positions as of December 31, 2023 or 2022. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

21. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2023	2022
Net loss	$(365,540)	$(451,910)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,743,128	1,723,843
Net loss per share attributable to common stockholders, basic and diluted	$(209.70)	$(262.15)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of December 31,
	2023	2022
Convertible senior notes	64,830	81,635
Stock options	26,088	35,715
Restricted stock units	175,266	108,268
Total	266,184	225,618

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, using the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, we completed the process of incorporating the internal controls of Unitas Holdings Corp., including its wholly owned subsidiaries United PanAm Financial Corp. and United Auto Credit Corporation, into our internal control over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act and the applicable rules and regulations under such law to include such entities. Except for the foregoing, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

On March 8, 2024 (the “Effective Date”), the Compensation Committee (the “Committee”) of the Board of Directors of Vroom, Inc. (the “Company”) approved retention letter agreements (each, a “Retention Agreement”) with each of Thomas Shortt, Robert Krakowiak and Patricia Moran providing for: (i) an amendment to each executive’s outstanding restricted stock units which are scheduled to vest in 2024, 2025 and 2026 to vest in full between March 17, 2025 and March 20, 2025, subject to the executive’s continued employment through such date (the “RSU Vesting Amendment”) or earlier acceleration on a termination without Cause or for Good Reason (each as defined in the Retention Agreement), (ii) in consideration of the executives’ agreement to the RSU Vesting Amendment, a grant of additional restricted stock units with respect to 2,250, 1,085, and 531 shares of common stock, respectively, with the same vesting terms, and (iii) an extension of the post-termination exercise period of any outstanding vested stock options held by such executive in the event of the executive’s termination without Cause or for Good Reason through the original expiration date of such options. In addition, Mr. Shortt’s Retention Agreement provides that he will be eligible to earn a retention bonus of $1,000,000, which will be payable in five equal installments on or shortly following each date of filing of the Company’s annual report on Form 10-K for fiscal year 2023, the quarterly reports on Form 10-Q for each of the first three fiscal quarters of fiscal year 2024, and the Company’s annual report on Form 10-K for fiscal year 2024, subject to his continued service with the Company on the applicable payment date or on an earlier termination without Cause or for Good Reason.

The Committee also determined to increase the base salaries of Mr. Krakowiak and Ms. Moran to $650,000 and $600,000, respectively, effective as of February 1, 2024. In addition, the Committee approved an amendment and restatement of the Company's Amended and Restated Executive Severance Plan (the "Executive Severance Plan") which: (i) clarifies that a Competing Business (as defined in the Executive Severance Plan) includes a business engaged in financing motor vehicles in order to reflect changes to the Company’s business activities since the effective date of the Executive Severance Plan, (ii) makes certain other clarifying changes, including to reflect the severance terms previously agreed to with the Company’s Chief Executive Officer Mr. Shortt in his employment letter with the Company dated May 9, 2022; and (iii) provides that the severance payments payable on a qualifying termination (outside of the Change in Control Period (as defined in the Executive Severance Plan)) will be paid in substantially equal installments over a period of four months (rather than the original eighteen- or twelve- month periods, as applicable).

The foregoing summary of the amendment and restatement to the Executive Severance Plan and Retention Agreements is not complete and is qualified in its entirety by reference to the full text of the amended and restated Executive Severance Plan, a copy of which is attached as Exhibit 10.15 and the Retention Agreements, a copy of which are attached as Exhibits 10.25, 10.26 and 10.27.

b)
Insider Trading Arrangements and Policies.

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remaining information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the headings "Our Board of Directors," "Our Executive Officers," "Corporate Governance," and, if applicable, "Delinquent Section 16(a) Reports".

Item 11. Executive Compensation

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the headings "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation".

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans".

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the headings "Certain Relationships and Related Person Transactions" and "Corporate Governance".

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023, under the subheading "Principal Accountant Fees and Services".

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

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

3.1	Amended and Restated Certificate of Incorporation of Vroom, Inc.	10-Q	001-39315	3.1	August 13, 2020

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Vroom, Inc., dated February 13, 2024.	8-K	001-39315	3.1	February 14, 2024

3.3	Amended and Restated Bylaws of Vroom, Inc.	10-Q	001-39315	3.2	August 13, 2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-238482	4.1	June 1, 2020

4.2	Indenture, dated as of June 18, 2021, between Vroom, Inc. and U.S. Bank National Association, as trustee	8-K	001-39315	4.1	June 21, 2021

4.3	Form of Global Note representing the 0.750% Convertible Senior Notes due 2026 (included in Exhibit 4.2)	8-K	001-39315	4.2	June 21, 2021

4.4	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

4.5	Description of Registrant’s Securities	10-K	001-39315	4.3	March 3, 2021

10.1†	Second Amended & Restated 2014 Equity Incentive Plan, as amended	S-1/A	333-238482	10.1	May 18, 2020

10.2†	First Amendment to the Second Amended and Restated Vroom, Inc. 2014 Equity Incentive Award Plan	10-Q	001-39315	10.3	August 13, 2020

10.3†	Second Amendment to the Second Amended and Restated Vroom, Inc. 2014 Equity Incentive Award Plan	10-Q	001-39315	10.4	August 13, 2020

10.4†	Form of Stock Option Agreement pursuant to the Second Amended and Restated 2014 Equity Incentive Award Plan	10-K	001-39315	10.4	March 3, 2021

10.5†	Form of Restricted Stock Unit Agreement pursuant to the Second Amended and Restated 2014 Equity Incentive Award Plan	10-K	001-39315	10.5	March 3, 2021

10.6†	2019 Short Term Incentive Plan	S-1/A	333-238482	10.2	May 18, 2020
10.7†	2020 Incentive Award Plan	S-1/A	333-238482	10.3	June 1, 2020

10.8†	Form of Restricted Stock Unit Agreement pursuant to the 2020 Incentive Award Plan	10-Q	001-39315	10.2	August 13, 2020

10.9†	Form of Stock Option Grant Notice and Stock Option Agreement pursuant to the 2020 Incentive Award Plan	10-Q	001-39315	10.4	August 8, 2022

10.10†	2022 Inducement Award Plan	S-8	333-265233	99.1	May 26, 2022

10.11†	Form of Restricted Stock Unit Agreement pursuant to the 2022 Inducement Award Plan	S-8	333-265233	99.2	May 26, 2022

10.12†	Form of Stock Option Agreement pursuant to the 2022 Inducement Award Plan	S-8	333-265233	99.3	May 26, 2022

10.13†	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39315	10.9	August 8, 2022

10.14†	Form of Indemnification Agreement	S-1/A	333-238482	10.5	June 1, 2020

10.15†	Amended and Restated Executive Severance Plan, as amended and restated					X

10.16#	Amended and Restated Inventory Financing and Security Agreement, dated November 4, 2022 by and among Ally Bank, Ally Financial Inc., Vroom Automotive, LLC and Vroom, Inc.	10-Q	001-39315	10.1	November 7, 2022

10.17	First Amendment to Amended and Restated Inventory Financing and Security Agreement, dated August 1, 2023, by and among Ally Bank, Ally Financial Inc., Vroom Automotive, LLC and Vroom, Inc.	10-Q	001-39315	10.1	August 8, 2023

10.18	Second Amendment to Amended and Restated Inventory Financing and Security Agreement, dated January 19, 2024, by and among Ally Bank, Ally Financial Inc., Vroom Automotive, LLC and Vroom, Inc.					X

10.19†

Agreement of Termination of Amended and Restated Inventory Financing and Security Agreement and Credit Balance Agreement, dated March 12, 2024 by and among Ally Bank, Ally Financial Inc., Vroom Automotive, LLC and Vroom, Inc.

						X

10.20†	Employment Offer Letter, dated December 29, 2018, by and between Vroom, Inc. and Patricia Moran	S-1/A	333-248655	10.18	September 8, 2020

10.21†	Employment Offer Letter, dated November 3, 2016, by and between Vroom, Inc. and Carol Denise Stott	S-1/A	333-248655	10.19	September 8, 2020

10.22†	Letter Agreement, dated as of September 13, 2021, by and between Robert Krakowiak and Vroom, Inc.	8-K	001-39315	10.1	September 13, 2021

10.23†	Amended Offer Letter, dated as of May 20, 2022, by and between Robert R. Krakowiak and Vroom, Inc.	8-K	001-39315	10.2	May 26, 2022

10.24†	Letter Agreement, dated as of December 15, 2021, by and between Thomas Shortt and Vroom, Inc.	8-K	001-39315	10.1	December 17, 2021

10.25†	Letter Agreement dated as of March 11, 2024, by and between Thomas Shortt and Vroom, Inc.					X

10.26†	Letter Agreement dated as of March 11, 2024, by and between Robert Ronald Krakowiak and Vroom, Inc.					X

10.27†	Letter Agreement dated as of March 11, 2024, by and between Patricia Moran and Vroom, Inc.					X

10.28†	Employment Letter, dated as of May 9, 2022, by and between Thomas Shortt and Vroom, Inc.	8-K	001-39315	10.1	May 9, 2022

10.29†	Nominee and Indemnity Agreement, dated September 1, 2020, by and among Catterton Management Company, L.L.C. as investment manager of CGP2 Lone Star, L.P., Michael Farello and Vroom, Inc.	S-1/A	333-248655	10.21	September 8, 2020

10.30†	Assignment of Contracts, dated July 29, 2021, by and between CGP2 Lone Star, LP as assignor and Catterton Growth Partners II, L.P., Catterton Growth Partners II Offshore, L.P., L Catterton Growth Partners III, L.P. and L Catterton Growth Partners Offshore III, L.P. as assignees, of the Nominee and Indemnity Agreements, dated September 1, 2020, of Scott Dahnke and Michael Farello	10-Q	001-39315	10.1	August 11, 2021

21.1	Subsidiaries of the Registrant					X
23.1	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

97.1†	Policy for Recovery of Erroneously Awarded Compensation	X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Vroom, Inc.

Date: March 13, 2024	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: March 13, 2024	By:	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas H. Shortt Thomas H. Shortt	Chief Executive Officer (Principal Executive Officer) and Director	March 13, 2024

/s/ Robert R. Krakowiak Robert R. Krakowiak	Chief Financial Officer (Principal Financial Officer)	March 13, 2024

/s/ Agnieszka Zakowicz Agnieszka Zakowicz	Senior Vice President and Principal Accounting Officer	March 13, 2024

/s/ Robert J. Mylod, Jr. Robert J. Mylod, Jr.	Director	March 13, 2024

/s/ Timothy M. Crow Timothy M. Crow	Director	March 13, 2024

/s/ Michael J. Farello Michael J. Farello	Director	March 13, 2024

/s/ Laura W. Lang Laura W. Lang	Director	March 13, 2024

/s/ Laura G. O’Shaughnessy Laura G. O’Shaughnessy	Director	March 13, 2024

/s/ Paula B. Pretlow Paula B. Pretlow	Director	March 13, 2024