Form 10-Q
period 2024-03-31
Vroom, Inc.
filed 2024-05-10
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 7, 2024, 1,809,267 shares of the registrants’ common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding general economic and market conditions, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, including the impact of the Value Maximization Plan and Ecommerce Wind-Down, the ongoing activities of and potential growth of our UACC and CarStory businesses, and the impact, if any, of identified errors in our financial statements, and the impact, if any, of identified errors in our financial statements, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including:

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
•
our actual operating results may differ significantly from our guidance; and
•
the risks described in the section titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of March 31,	As of December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$90,990	$135,585
Restricted cash (including restricted cash of consolidated VIEs of $48.1 million and $49.1 million, respectively)	49,516	73,234
Finance receivables at fair value (including finance receivables of consolidated VIEs of $381.3 million and $341.4 million, respectively)	421,279	348,670
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $450.0 million and $457.2 million, respectively)	454,189	503,546
Interest receivable (including interest receivables of consolidated VIEs of $13.4 million and $13.7 million, respectively)	14,142	14,484
Property and equipment, net	2,414	4,982
Intangible assets, net	125,136	131,892
Operating lease right-of-use assets	6,751	7,063
Other assets (including other assets of consolidated VIEs of $11.4 million and $13.3 million, respectively)	39,708	59,429
Assets from discontinued operations	18,142	196,537
Total assets	$1,222,267	$1,475,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Warehouse credit facilities of consolidated VIEs	$516,276	$421,268
Long-term debt (including securitization debt of consolidated VIEs of $238.0 million and $314.1 million at fair value, respectively)	548,142	626,583
Operating lease liabilities	9,809	10,459
Other liabilities (including other liabilities of consolidated VIEs of $16.0 million and $14.3 million, respectively)	61,260	61,321
Liabilities from discontinued operations	25,293	228,120
Total liabilities	1,160,780	1,347,751
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 1,795,626 and 1,791,286 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in-capital	2,089,814	2,088,381
Accumulated deficit	(2,028,329)	(1,960,712)
Total stockholders’ equity	61,487	127,671
Total liabilities and stockholders’ equity	$1,222,267	$1,475,422

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Interest income	$51,077	$34,368

Interest expense:
Warehouse credit facility	9,471	3,099
Securitization debt	4,869	4,345
Total interest expense	14,340	7,444
Net interest income	36,737	26,924

Realized and unrealized losses, net of recoveries	30,819	15,728
Net interest income after losses and recoveries	5,918	11,196

Noninterest (loss) income:
Servicing income	2,019	2,854
Warranties and GAP income, net	(9,642)	2,835
CarStory revenue	2,979	3,170
Gain on debt extinguishment	—	8,709
Other income	2,784	3,032
Total noninterest (loss) income	(1,860)	20,600

Expenses:
Compensation and benefits	24,110	23,221
Professional fees	3,343	4,973
Software and IT costs	4,622	5,246
Depreciation and amortization	7,626	7,232
Interest expense on corporate debt	1,391	1,340
Impairment charges	2,752	—
Other expenses	4,454	5,199
Total expenses	48,298	47,211

Loss from continuing operations before provision for income taxes	(44,240)	(15,415)
Provision for income taxes from continuing operations	436	54
Net loss from continuing operations	$(44,676)	$(15,469)
Net loss from discontinued operations	$(22,941)	$(59,272)
Net loss	$(67,617)	$(74,741)

Net loss per share attributable to common stockholders, continuing operations, basic and diluted	$(24.90)	$(8.93)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted	$(12.79)	$(34.23)
Total net loss per share attributable to common stockholders, basic and diluted	$(37.68)	$(43.16)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,794,303	1,731,636

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	1,727,525	$2	$2,075,931	$(1,596,100)	$479,833
Stock-based compensation	—	$—	$2,041	$—	$2,041
Vesting of restricted stock units	7,501	—	—	—	—
Net loss	—	$—	$—	$(74,741)	$(74,741)
Balance at March 31, 2023	1,735,026	$2	$2,077,972	$(1,670,841)	$407,133

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	1,791,286	$2	$2,088,381	$(1,960,712)	$127,671
Stock-based compensation	—	$—	$1,433	$—	$1,433
Vesting of restricted stock units	4,340	—	—	—	—
Net loss	—	$—	$—	$(67,617)	$(67,617)
Balance at March 31, 2024	1,795,626	$2	$2,089,814	$(2,028,329)	$61,487

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss from continuing operations	$(44,676)	$(15,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges	2,752	—
Profit share receivable	9,642	—
Gain on debt extinguishment	—	(8,709)
Depreciation and amortization	7,626	7,224
Amortization of debt issuance costs	843	802
Losses on finance receivables and securitization debt, net	40,163	16,603
Stock-based compensation expense	1,324	1,679
Provision to record finance receivables held for sale at lower of cost or fair value	306	(1,251)
Amortization of unearned discounts on finance receivables at fair value	(4,792)	(5,320)
Other, net	(1,921)	(3,256)
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables held for sale	(130,404)	(143,174)
Principal payments received on finance receivables held for sale	40,387	20,731
Other	404	1,850
Interest receivable	342	(3,737)
Other assets	3,022	7,069
Other liabilities	(61)	(6,740)
Net cash used in operating activities from continuing operations	(75,043)	(131,698)
Net cash provided by operating activities from discontinued operations	98,167	46,677
Net cash provided by (used in) operating activities	23,124	(85,021)
Investing activities
Finance receivables at fair value
Originations of finance receivables at fair value	—	(3,392)
Principal payments received on finance receivables at fair value	35,195	41,850
Consolidation of VIEs	—	11,409
Principal payments received on beneficial interests	773	2,144
Purchase of property and equipment	(644)	(814)
Net cash provided by investing activities from continuing operations	35,324	51,197
Net cash provided by (used in) investing activities from discontinued operations	5,747	(4,379)
Net cash provided by investing activities	41,071	46,818
Financing activities
Proceeds from borrowings under secured financing agreements	—	238,735
Principal repayment under secured financing agreements	(73,647)	(42,784)
Principal repayments of financing of beneficial interests in securitizations	(2,651)	—
Proceeds from warehouse credit facilities	125,100	135,900
Repayments of warehouse credit facilities	(30,092)	(241,351)
Repurchases of convertible senior notes	—	(5,883)
Other financing activities	(40)	(156)
Net cash provided by financing activities from continuing operations	18,670	84,461
Net cash used in financing activities from discontinued operations	(151,178)	(129,560)
Net cash used in financing activities	(132,508)	(45,099)
Net decrease in cash, cash equivalents and restricted cash	(68,313)	(83,302)
Cash, cash equivalents and restricted cash at the beginning of period	208,819	472,010
Cash, cash equivalents and restricted cash at the end of period	$140,506	$388,708

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,497	$6,347
Supplemental disclosure of non-cash investing and financing activities:
Finance receivables from consolidation of 2022-2 securitization transaction	$—	$180,706
Elimination of beneficial interest from the consolidation of 2022-2 securitization transaction	$—	$9,811
Securitization debt from consolidation of 2022-2 securitization transaction	$—	$186,386
Reclassification of finance receivables held for sale to finance receivables at fair value, net	$—	$248,081

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business and Organization

Vroom, Inc., through its wholly owned subsidiaries (collectively, the "Company”), is a leading automotive finance company that offers vehicle financing to consumers through third-party dealers and an artificial intelligence-powered analytics and digital services platform for automotive retail.

In January 2021, the Company completed the acquisition of Vast Holdings, Inc. (d/b/a CarStory). On February 1, 2022 (the "Acquisition Date"), the Company completed the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation), including its wholly owned subsidiaries United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and United Auto Credit Corporation ("UACC").

The Company was incorporated in Delaware on January 31, 2012 under the name BCM Partners III, Corp. On June 25, 2013, the Company changed its name to Auto America, Inc. and on July 9, 2015, the Company changed its name to Vroom, Inc.

Value Maximization Plan

The Company was previously an end-to-end ecommerce platform to buy and sell used vehicles. On January 22, 2024, the Company announced that its Board of Directors ("Board") had approved a Value Maximization Plan, pursuant to which the Company discontinued its ecommerce operations and wound down its used vehicle dealership business in order to preserve liquidity and enable the Company to maximize stakeholder value through its remaining businesses. The Company ceased transacting through vroom.com, completed transactions for customers who had previously contracted with the Company to purchase or sell a vehicle, halted purchases of additional vehicles, sold substantially all of its used vehicle inventory through wholesale channels, paid off its vehicle floorplan financing facility dated November 4, 2022 with Ally Bank and Ally Financial Inc. (the "2022 Vehicle Floorplan Facility") and conducted a reduction-in-force commensurate with the reduced operations. As of March 29, 2024, the Company substantially completed the wind-down of its ecommerce operations and used vehicle dealership business (the "Ecommerce Wind-Down").

The Company owns and operates UACC, a leading automotive finance company that offers vehicle financing to its customers through third-party dealers under the UACC brand, and CarStory, an artificial intelligence-powered analytics and digital services platform for automotive retail. The UACC and CarStory businesses continue to serve their third-party customers, with their operations substantially unaffected by the Ecommerce Wind-Down.

The accounting requirements for reporting the Company's ecommerce operations and used vehicle dealership business as a discontinued operation were met as of March 29, 2024. Accordingly, the condensed consolidated financial statements and notes to the condensed consolidated financial statements reflect the results of the Company's ecommerce operations and used vehicle dealership business as a discontinued operation for the periods presented. Refer to Note 5 — Discontinued Operations for further detail. The Company is now organized into two reportable segments: UACC and CarStory. The UACC reportable segment represents UACC’s operations with its network of third-party dealership customers, including the purchase and servicing of vehicle retail installment sales contracts. Prior to the Ecommerce Wind-Down, UACC also offered vehicle financing to Vroom’s customers through its ecommerce platform, the UACC reportable segment also includes the runoff of these previously originated contracts. The CarStory reportable segment represents sales of AI-powered analytics and digital services to automotive dealers, automotive financial services companies and others in the automotive industry. Refer to Note 15 — Segment Information for further detail.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Reverse Stock Split

On February 13, 2024, the Company effected a 1-for-80 reverse stock split of the Company’s common stock. All shares of the Company’s common stock, stock-based instruments and per-share data included in these condensed consolidated financial statements have been retroactively adjusted as though the stock split has been effected prior to all periods presented.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission ("SEC") regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2023.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2024 and its results of operations for the three months ended March 31, 2024 and 2023. The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the current fiscal year or any other future periods. Certain prior year amounts have been reclassified to conform to the current year presentation related to discontinued operations and new financial statement presentation as a result of the Ecommerce Wind-Down and the reverse stock split.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates, including, among others, those related to finance receivables, income taxes, stock-based compensation, contingencies, warranties and GAP (as defined below) income-related reserves, fair value measurements and useful lives of property and equipment and intangible assets. The Company bases its estimates on historical experience, market conditions, and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the three months ended March 31, 2024 and 2023. Accordingly, net loss and comprehensive loss are the same for the periods presented.

Restricted Cash

Restricted cash primarily includes UACC restricted cash. UACC collects and services finance receivables under the securitization transactions and warehouse credit facilities. These collections are restricted for use until properly remitted each month under the terms of the servicing agreement. UACC also maintains a reserve account for each

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

securitization and warehouse credit facility to provide additional collateral for the borrowings. Refer to Note 9 — Warehouse Credit Facilities of Consolidated VIEs and Note 10 — Long Term Debt for further detail.

Finance Receivables

Finance receivables consist of retail installment sale contracts purchased or acquired by UACC from its existing network of third-party dealership customers at a discount as well as retail installment sale contracts UACC offered to Vroom’s customers through its ecommerce platform prior to the Ecommerce Wind-Down.

The Company's finance receivables are generally secured by the vehicles being financed.

Finance receivables over 90 days delinquent are considered nonaccrual finance receivables. Interest income is subsequently recognized only to the extent cash payments are received until the consumer is able to make periodic interest and principal payments in accordance with the finance receivable terms.

Finance Receivables Held for Sale, Net

Finance receivables that the Company intends to sell and not hold to maturity are classified as held for sale. The Company intends to sell finance receivables through securitization transactions. Finance receivables classified as held for sale are recorded at the lower of cost or fair value. Deferred acquisition costs and any discounts are deferred until the finance receivables are sold and are then recognized as part of the total gain or loss on sale. Refer to Note 3 – Revenue Recognition.

The Company records a valuation allowance to report finance receivables at the lower of cost or fair value. To determine the valuation allowance, finance receivables are evaluated collectively as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differs from estimates, significant adjustments to the Company's valuation allowance may be needed. Fair value adjustments are recorded in "Realized and unrealized losses, net of recoveries" in the consolidated statements of operations. Principal balances and corresponding deferred acquisition costs and discounts of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. As of March 31, 2024 and December 31, 2023, the valuation allowance for finance receivables classified as held for sale was $32.9 million and $33.8 million, respectively. Refer to Note 14 – Financial Instruments and Fair Value Measurements.

Finance Receivables at Fair Value

Finance receivables for which the fair value option was elected under ASC 825 are classified as finance receivables at fair value. The Company reassesses the estimate for fair value at each reporting period with any changes reflected as a fair value adjustment and recorded in "Realized and unrealized losses, net of recoveries" in the consolidated statements of operations. The Company recognizes the acquisition fees as other income at the time of issuance and recognizes the acquisition costs as an expense in the period incurred.

Finance receivables at fair value include both finance receivables held for sale at fair value as well as finance receivables held for investment at fair value. Finance receivables held for sale at fair value represent finance receivables that the Company intends to sell but elected the fair value option as described above. The aggregate principal balance and the fair value of the finance receivables held for sale at fair value was $140.6 million and $125.6 million, respectively and the aggregate principal balance and the fair value of the finance receivables held for investment at fair value was $343.3 million and $295.7 million, respectively as of March 31, 2024. The Company did not have any finance receivables held for sale at fair value as of December 31, 2023.

Refer to Note 14 – Financial Instruments and Fair Value Measurements.

Consolidated CFEs

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company elected the fair value option upon consolidation of the assets and liabilities of its variable interest entities ("VIEs") related to the 2022-2 and 2023-1 securitization transactions. Refer to Note 4 – Variable Interest Entities and Securitizations. These VIEs are consolidated collateralized financing entities (CFEs) and are accounted for using the measurement alternative in accordance with ASU 2014-13, Measuring the Financial Assets and Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13"). During the three months ended March 31, 2024 and 2023, the Company recognized the following revenue and expenses associated with these CFEs in the condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
Interest income	$18,117	$20,628
Interest expense	$(4,906)	$(4,397)
Realized and unrealized losses, net of recoveries	$(15,751)	$(8,675)
Noninterest income, net	$273	$(3,378)

The assets and liabilities of the CFEs are presented as part of "Restricted cash", “Finance receivables at fair value”, "Interest receivable", "Other Assets", "Long term debt", and "Other liabilities", respectively, on the consolidated balance sheets. Refer to Note 4 – Variable Interest Entities and Securitizations and Note 14 – Financial Instruments and Fair Value Measurements for further details.

Concentration of Credit Risk and Significant Customers

The Company’s principal financial instruments subject to potential concentration of credit risk are cash and cash equivalents and finance receivables. The Company’s cash balances are maintained at various large, reputable financial institutions. Deposits held with financial institutions may at times exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, management believes they bear minimal risk. The Company’s cash equivalents primarily consist of money market funds that hold investments in highly liquid U.S. government securities. Concentration of credit risk with respect to finance receivables is generally mitigated by a large consumer base.

UACC’s customers, in this instance, are the third-party automotive dealers through which it purchases or acquires retail installment sale contracts for consumers. CarStory’s customers are dealers, automotive financial services companies and others in the automotive industry who purchase CarStory’s digital retailing services. For the years ended March 31, 2024 and 2023, no customer represented 10% or more of the Company’s income and no customer represented more than 10% of the Company’s finance receivables as of March 31, 2024 and 2023.

Liquidity

As of March 31, 2024, the Company had cash and cash equivalents of $91.0 million and restricted cash of $49.5 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $48.1 million. The Company has historically had negative cash flows and generated losses from operations and the Company’s primary source of liquidity has been cash generated through financing activities.

In January 2024, the Company announced its Value Maximization Plan to discontinue its ecommerce operations and wind-down its used vehicle dealership business, refer to Note 1 — Description of Business and Basis of Presentation — Value Maximization Plan. As a result of the liquidation of the Company's vehicle inventory as part of the Ecommerce Wind-Down, the Company repaid all amounts outstanding under the 2022 Vehicle Floorplan Facility in the first quarter of 2024 and the agreement was terminated.

UACC has four warehouse credit facilities with an aggregate borrowing limit of $825.0 million as of March 31, 2024. As of March 31, 2024, outstanding borrowings related to the Warehouse Credit Facilities were $516.3 million and excess borrowing capacity was $53.9 million. As of March 31, 2024, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and could have a material adverse effect on the financial condition of the Company, results of operations and liquidity. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 9 – Warehouse Credit Facilities of Consolidated VIEs for further discussion.

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

The Company’s future capital requirements will depend on many factors, including the ability to realize benefits of the Value Maximization Plan, available advance rates on the Warehouse Credit Facilities, our ability to complete additional securitization transactions at terms favorable to us, and our future credit losses.

The Company anticipates that existing cash and cash equivalents and UACC's Warehouse Credit Facilities will be sufficient to support the Company’s ongoing operations and obligations, inclusive of the Ecommerce Wind-Down, for at least the next twelve months from the date of issuance of the condensed consolidated financial statements.

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

Accounting Standards Issued But Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. The guidance will be effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all periods presented upon adoption, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. The guidance will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

3. Revenue Recognition

The Company’s revenue is disaggregated within the condensed consolidated statements of operations and is generated from consumers throughout the United States.

Interest Income

The Company’s interest income is related to finance receivables originated by UACC for its network of third-party dealership customers and vehicle financing UACC offered to Vroom’s customers through its ecommerce platform prior to the Ecommerce Wind-down. Interest income also includes discount income on finance receivables held for investment at fair value, which represents the amortization of unearned acquisition discounts over the contractual life of the underlying

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

finance receivables using the interest method. Interest income on each automotive finance receivables is calculated based on the finance receivable’s outstanding principal balance multiplied by the contractual interest rate.

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

Servicing Income

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced as well as late charges, collection payments, and other fees. Fees are earned monthly at an annual rate of approximately 4% for the 2022-1 securitization transaction and 3.25% for the 2022-2 and 2023-1 securitization transactions of the outstanding principal balance of the finance receivables serviced. Late charges and other fees are calculated at predetermined amounts or percentages of overdue finance receivable balances and are recorded on a cash basis. From January to March 2023, UACC waived the monthly servicing fees related to the 2022-2 securitization transaction, which resulted in consolidation of the 2022-2 VIE. Servicing fees related to the 2022-2 and 2023-1 securitization transactions are eliminated in consolidation. Refer to Note 4 – Variable Interest Entities and Securitizations.

Warranties and GAP income

Prior to the Ecommerce Wind-Down, the Company offered third-party financing and third-party value-added products such as vehicle service contracts, guaranteed asset protection (“GAP”) and tire and wheel coverage, to its used vehicle customers pursuant to arrangements with the third parties that sell and administered these products and are responsible for their fulfillment.

UACC also offers third-party vehicle service contracts and United Auto Credit GAP to consumers who obtain financing through UACC. United Auto Credit GAP is a debt waiver product that provides protection for consumers who purchase the product by waiving the difference between the actual cash value of the consumer’s vehicle and the balance of the consumer’s contract, subject to the terms and conditions of the United Auto Credit GAP, in the event of a total loss resulting from collision or theft. The total fees are earned over the contractual life of the related financial receivables on straight-line basis.

The Company concluded that it is an agent for any transactions with third-parties because it does not control the products before they are transferred to the consumer. The Company recognizes revenue on a net basis when the consumer enters into an arrangement for the products.

A portion of the fees earned on third-party financing and value-added products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of March 31, 2024 and December 31, 2023, the Company’s reserve for chargebacks was $13.3 million and $11.8 million, respectively, which are included within “Other liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to warranties and GAP income in the period identified. As of March 31, 2024 and December 31, 2023, the Company recognized $10.4 million and $22.3 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, which are included within “Other assets."

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

CarStory Revenue

CarStory generates advertiser, publisher and other user service revenue. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been performed, collection of the fees is reasonably assured, the fees are fixed or determinable, and no significant obligations by the Company remain. Generally, this results in revenues billed and recorded monthly in the month that services were performed and earned.

Deferred revenue includes advances received from customers in excess of revenue recognized.

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

In 2023, UACC completed the 2023-1 securitization transaction, in which it sold rated asset-backed non-investment grade securities, for proceeds of $260.9 million. UACC still retains the residual interests related to the 2023-1 securitization transaction. The trust is collateralized by finance receivables with an aggregate principal balance of $326.4 million. These finance receivables are serviced by UACC. The Company consolidated the 2023-1 VIE and accounted for this transaction as a secured borrowing. UACC retained the servicing rights to these finance receivables and receives an "at market" servicing fee.

UACC is the primary beneficiary of the 2023-1 securitization trusts, as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

benefits from the entity that could potentially be significant to the VIE. UACC also retained a portion of the economic interests in the 2023-1 asset-backed securitization transactions, in the form of residual interests in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules"). The Risk Retention Rules require the Company to retain at least 5% of the beneficial interests issued by the securitization trusts. Refer to Note 10 – Long Term Debt for further details.

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

The VIE model allows for a measurement alternative when a reporting entity elects the fair value option and consolidates a collateralized financing entity (“CFE”). This measurement alternative eliminates the accounting mismatch that may arise from measurement differences between the CFE’s financial assets and third-party financial liabilities in earnings and attributes those earnings to the controlling equity interest in the consolidated income statement. The 2022-2 and 2023-1 securitization trusts consolidated by UACC meet the definition of a CFE, therefore, the Company has elected to apply the measurement alternative when consolidating these VIEs. Refer to Note 14 – Financial Instruments and Fair Value Measurements for further detail.

UACC has four senior secured warehouse credit facilities. Through trusts, UACC entered into warehouse facility agreements with certain banking institutions, primarily to finance the purchase and origination of finance receivables as well as to provide funding for general operating activities. These trusts are secured by eligible finance receivables which are pledged as collateral for the warehouse facilities. These trusts are consolidated VIEs. Refer to Note 9 – Warehouse Credit Facilities of Consolidated VIEs for further details on the warehouse facilities.

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

	As of March 31, 2024
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$21,581	$26,522	$48,103
Finance receivables at fair value	239,978	141,360	381,338
Finance receivables held for sale	—	450,006	450,006
Interest receivable	4,344	9,064	13,408
Other assets	4,411	6,985	11,396
Total Assets	$270,314	$633,937	$904,251
Liabilities:
Securitization debt	$237,899	$—	$237,899
Warehouse credit facilities	—	516,276	516,276
Other liabilities	3,334	12,713	16,047
Total Liabilities	$241,233	$528,989	$770,222

	As of December 31, 2023
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$28,458	$20,688	$49,146
Finance receivables at fair value	316,998	24,446	341,444
Finance receivables held for sale	—	457,185	457,185
Interest receivable	6,107	7,586	13,693
Other assets	6,283	6,987	13,270
Total Assets	$357,846	$516,892	$874,738
Liabilities:
Securitization debt	$314,095	$—	$314,095
Warehouse credit facilities	—	421,268	421,268
Other liabilities	4,534	9,801	14,335
Total Liabilities	$318,629	$431,069	$749,698

1 Refer to Note 9 – Warehouse Credit Facilities of Consolidated VIEs for further details of the warehouse facilities.

UACC establishes securitization trusts to purchase finance receivables. The securitization trusts issue asset-backed securities, which are collateralized by the finance receivables that UACC sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables if it determines it qualifies for sale accounting treatment and it is not the primary beneficiary of the VIE or accounts for these securitization transactions as secured financing when it is the primary beneficiary.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2024 and December 31, 2023, the assets UACC retains in the unconsolidated VIEs were approximately $3.7 million and $4.5 million, respectively, and are included in "Other assets" in the Company's consolidated balance sheet. The beneficial interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities. During the three months ended March 31, 2023, the Company entered into a Risk Retention Financing Facility to finance the majority of its retained beneficial interests in securitizations. Refer to Note 10 – Long Term Debt for further detail.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to unconsolidated VIEs (in thousands):

	As of March 31, 2024			As of December 31, 2023
	Aggregate Principal Balance	Carrying Value	Total Exposure	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$3,766	$3,545	$3,545	$4,538	$4,345	$4,345
Certificates	—	177	177	—	140	140
Other assets	310	310	310	310	310	310
Total unconsolidated VIEs	$4,076	$4,032	$4,032	$4,848	$4,795	$4,795

Total exposure represents the estimated loss UACC would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented above is not an indication of the Company's expected losses.

5. Discontinued Operations

As discussed in Note 1 – Description of Business and Basis of Presentation, the Ecommerce Wind-Down was substantially completed as of March 29, 2024. The Company's ecommerce operations were previously a reportable segment and the exit represents a strategic shift that had a major effect on the Company's operations and financial results. Therefore, in accordance with ASC 205, as of and for the three months ended March 31, 2024, the Company reported the ecommerce operations and used vehicle dealership business as discontinued operations and recast prior periods to reflect this presentation.

During the three months ended March 31, 2024, the Company incurred charges of approximately $14.7 million for severance and other personnel-related costs and approximately $11.9 million for contract and lease termination costs as a result of the Ecommerce Wind-Down recorded in "Net loss from discontinued operations" in the consolidated statements of operations.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the major income and expense line items from discontinued operations as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue:
Retail vehicle, net	$47,320	$135,387
Wholesale vehicle	140,127	13,895
Product, net	1,635	4,158
Total revenue	189,082	153,440
Cost of sales:
Retail vehicle	43,673	135,724
Wholesale vehicle	141,800	13,833
Total cost of sales	185,473	149,557
Total gross profit	3,609	3,883
Selling, general and administrative expenses	34,886	57,750
Gain on disposal of long lived assets	(9,541)	(81)
Depreciation and amortization	383	3,299
Loss from operations	(22,119)	(57,085)
Interest expense	1,578	5,482
Interest income	(856)	(3,517)
Loss before provision (benefit) for income taxes	(22,841)	(59,050)
Provision for income taxes	99	222
Net loss from discontinued operations	$(22,941)	$(59,272)

The following table summarizes the major classes of assets and liabilities from discontinued operations as reported in the condensed consolidated balance sheets:

	As of March 31,	As of December 31,
	2024	2023
ASSETS
Inventory	$547	$163,250
Property and equipment, net	13,889	19,150
Other assets	3,706	14,137
Assets from discontinued operations	$18,142	$196,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$5,387	$6,440
Accrued expenses	12,897	27,133
Vehicle floorplan	—	151,178
Deferred revenue	531	14,025
Operating lease liabilities	4,900	23,461
Other liabilities	1,578	5,883
Liabilities from discontinued operations	$25,293	$228,120

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Equipment	$2,815	$2,653
Furniture and fixtures	314	503
Leasehold improvements	560	434
Internal-use software	2,647	4,807
Other	857	1,370
	7,193	9,767
Accumulated depreciation and amortization	(4,779)	(4,785)
Property and equipment, net	$2,414	$4,982

Depreciation and amortization expense was $0.9 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

The Company recorded impairment charges for "Property and equipment, net" of $2.7 million for the three months ended March 31, 2024, related to the Company's internal-use software that no longer have a planned future use.

7. Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$108,700	$(42,299)	$66,401	$108,700	$(38,050)	$87,647
Customer relationships	69,400	(19,505)	49,895	69,400	(17,336)	60,739
Trademarks and trade names	12,200	(3,360)	8,840	12,200	(3,022)	10,524
Total intangible assets	$190,300	$(65,164)	$125,136	$190,300	$(58,408)	$131,892

Amortization expense for intangible assets was $6.8 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively.

The estimated amortization expense for intangible assets subsequent to March 31, 2024, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2024	$20,267
2025	27,022
2026	21,979
2027	21,882
2028	21,882
Thereafter	12,104
$125,136

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Other Liabilities

The Company’s other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Warranty and GAP liabilities	$22,167	$21,279
Dealer related liabilities	8,216	6,934
Accrued compensation and benefits	6,952	8,923
Accrued professional services	1,499	2,542
Accrued software and IT costs	740	1,011
Interest payable	5,123	4,183
Insurance payable	1,102	2,142
Other	15,461	14,307
Total other liabilities	$61,260	$61,321

9. Warehouse Credit Facilities of Consolidated VIEs

UACC has four senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) with banking institutions as of March 31, 2024. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of March 31, 2024 and December 31, 2023, the Company had excess borrowing capacity of $53.9 million and $56.9 million on UACC's Warehouse Credit Facilities, respectively. The terms of the Warehouse Credit Facilities include the following (in thousands):

	Facility One	Facility Two	Facility Three	Facility Four
Execution date	May 30, 2012	November 19, 2013	July 11, 2019	November 18, 2022
Maturity date	July 21, 2025	June 2, 2025	August 29, 2025	September 12, 2025
Aggregate borrowings limit	$200,000	$200,000	$200,000	$225,000
As of March 31, 2024
Aggregate principal balance of finance receivables pledged as collateral	$201,092	$108,112	$148,241	$215,174
Outstanding balance	$163,626	$60,086	$120,929	$171,635
Restricted cash	$9,130	$2,692	$6,717	$7,983
As of December 31, 2023
Aggregate principal balance of finance receivables pledged as collateral	$223,207	$64,970	$165,927	$92,978
Outstanding balance	$177,375	$51,012	$117,264	$75,617
Restricted cash	$8,961	$2,550	$6,485	$2,692

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2024 and December 31, 2023, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 7.22% and 6.98%, respectively.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

10. Long Term Debt

Debt instruments, excluding warehouse credit facilities of consolidated VIEs, which are discussed in Note 9 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Convertible senior notes	$287,175	$286,800
Securitization debt of consolidated VIEs	237,899	314,095
Financing of beneficial interest in securitizations	12,758	15,378
Junior subordinated debentures	10,310	10,310
Total debt	$548,142	$626,583

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the three months ended March 31, 2024, the conditions allowing holders of the Notes to convert were not met.

During the three months ended March 31, 2023, the Company repurchased $14.6 million in aggregate principal amount of the Notes, net of deferred issuance costs, for $5.9 million in open-market transactions. The Company recognized a gain on extinguishment of debt of $8.7 million for the three months ended March 31, 2023.

The Company accounts for the Notes as a single liability-classified instrument measured at amortized cost. As of March 31, 2024, the unamortized debt discount and debt issuance costs was $3.3 million and the net carrying value was $287.2 million. As of December 31, 2023, the unamortized debt discount and debt issuance costs was $3.7 million and the net carrying value was $286.8 million.

The Notes were issued at par value and fees associated with the issuance of these Notes are amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense for the three months ended March 31, 2024 and 2023 were $0.9 million and $1.1 million, respectively. The effective interest rate of the Notes is 1.3%.

Securitization Debt of Consolidated VIEs

The securitization debt was issued under UACC's securitization program. The Company elected to account for the securitization debt under the fair value option using the measurement alternative. Fair value adjustments are recorded in "Realized and unrealized losses, net of recoveries" in the condensed consolidated statements of operations. Refer to Note 14 – Financial Instruments and Fair Value Measurements. For the 2022-2 and 2023-1 securitization transactions, the Company consolidated the VIEs and accounted for these transactions as secured borrowings. Refer to Note 4 – Variable Interest Entities and Securitizations for further discussion.

Upon the issuance of the securitization debt for the 2023-1 securitization transaction, UACC retained the residual interests. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it is responsible for the administration and collection of the amounts owed under the contracts. In the first quarter of 2023, UACC waived its servicing fees related to the 2022-2 securitization and subsequently consolidated the 2022-2 trust. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $21.6 million and $28.5 million as of March 31, 2024 and December 31, 2023, respectively.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The securitization debt issued is included in "Long-term debt" on the condensed consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of March 31, 2024
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2022-2-B	December 10, 2025	$30,324	5.41%	$15,287	$15,275
United Auto Credit 2022-2-C	May 10, 2027	26,533	5.81%	26,533	26,467
United Auto Credit 2022-2-D	January 10, 2028	32,889	6.84%	32,889	31,271
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	33,440	27,976
United Auto Credit 2023-1-B	July 10, 2028	51,157	5.91%	44,053	43,978
United Auto Credit 2023-1-C	July 10, 2028	33,326	6.28%	33,326	33,143
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	35,653	36,174
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	23,615
Total rated notes		$266,578		$244,437	$237,899

As of December 31, 2023
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2021-1-D	June 10, 2026	$29,380	1.14%	$3,246	$3,235
United Auto Credit 2021-1-E	June 10, 2026	20,800	2.58%	20,800	20,540
United Auto Credit 2021-1-F	September 10, 2027	13,910	4.30%	13,910	13,644
United Auto Credit 2022-2-B	December 10, 2025	30,324	5.41%	28,786	28,745
United Auto Credit 2022-2-C	May 10, 2027	26,533	5.81%	26,533	26,331
United Auto Credit 2022-2-D	January 10, 2028	32,889	6.84%	32,889	32,642
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	33,440	29,691
United Auto Credit 2023-1-A	July 10, 2025	118,598	5.57%	15,089	15,083
United Auto Credit 2023-1-B	July 10, 2028	51,157	5.91%	51,157	51,019
United Auto Credit 2023-1-C	July 10, 2028	33,326	6.28%	33,326	33,199
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	35,653	36,152
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	23,814
Total rated notes		$449,266		$318,085	$314,095

The final scheduled payment date represents legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $85.8 million in 2024, $72.3 million in 2025, $41.1 million in 2026, $22.1 million in 2027 and $23.1 million in 2028.

In February 2024, UACC exercised its option to repurchase the 2021-1 securitization debt for a total redemption price of $35.6 million.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The aggregate principal balance and the fair value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of March 31,		As of December 31,
	2024		2023
	Aggregate Principal Balance	Fair Value	Aggregate Principal Balance	Fair Value
United Auto Credit 2021-1	$—	$—	$38,951	$35,790
United Auto Credit 2022-2	107,766	94,850	125,072	111,379
United Auto Credit 2023-1	171,318	145,128	197,586	169,829
Total finance receivables of CFEs	$279,084	$239,978	$361,609	$316,998

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

The outstanding balance of this facility, net of unamortized debt issuance costs, was $12.8 million and $15.4 million as of March 31, 2024 and December 31, 2023, respectively, and is included in "Long-term debt" on the condensed consolidated balance sheet. As of March 31, 2024 and December 31, 2023, the fair value of the collateral pledged under this facility was $13.1 million and $15.8 million, respectively.

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

In April 2022 and April 2024, two of the Company’s stockholders filed separate purported shareholder derivative lawsuits on behalf of the Company in the U.S. District Court for the District of Delaware against certain of the Company’s officers and directors, and nominally against the Company, alleging violations of the federal securities law and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. The case filed in April 2022 is captioned Godlu v. Hennessy et al., Case No. 22-cv-569, the case filed in April 2024 is captioned Hudda v. Hennessy et al. Case No. 24-cv-4499., and the court in each has approved the parties’ stipulations that each case would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. Both lawsuits remain in preliminary stages and there have been no substantive developments.

In January 2022, the Company received a non-public civil investigative demand from the Federal Trade Commission (“FTC”), seeking the production of information related to certain of the Company's business practices and the Company responded to those information requests. On February 23, 2024, the FTC notified the Company that it has reason to believe that the Company violated Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a); the FTC's Mail, Internet, or Telephone Order Merchandise Rule, 16 C.F.R. Part 435; the FTC’s Used Motor Vehicle Trade Regulation Rule,16 C.F.R. Part 455; and the FTC’s Pre-Sale Availability Rule, 16 C.F.R. Part 702. On May 6, 2024, Vroom, Inc., and Vroom Automotive, LLC and the FTC reached an agreement to resolve the FTC’s allegations, subject to final approval by the FTC and the court. Under the agreement, the Company will pay a total of $1 million in customer redress and abide permanently by an injunction.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In August 2022, a plaintiff filed a putative class action lawsuit in the New York State Supreme Court against Vroom, Inc., and Vroom Automotive LLC as defendants, alleging, among other things, deficiencies in Vroom’s titling and registration of sold vehicles: Emely Reyes Martinez, on behalf of all others similarly situated, v. Vroom Automotive, LLC and Vroom Inc., No. 652684/2022. The Company removed the case to the U.S. District Court for the Southern District of New York (Case No. 22-cv-7631) and filed a motion to compel arbitration of all claims. In September 2023, Vroom’s motion to compel arbitration was granted, and the court action stayed pending the outcome of any arbitration proceeding over the plaintiff’s individual claims.

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

Nasdaq Notice

On December 21, 2023, the Company received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) notifying it that, for the last 30 consecutive business days, the bid price for the Company's common stock had closed below the $1.00 per share minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the "Minimum Bid Price Requirement").

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

All shares of the Company’s common stock, stock-based instruments, and per-share data included in these condensed consolidated financial statements have been retroactively adjusted as though the Reverse Stock Split has been effected prior to all periods presented.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

12. Preferred Stock and Stockholders’ Equity

Preferred Stock

On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of March 31, 2024, there was no preferred stock issued or outstanding.

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

At-the-market Offering

On December 1, 2023, the Company entered into an equity distribution agreement with Virtu Americas LLC to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program (the "ATM offering"). As of March 31, 2024, the Company has up to $47.5 million remaining in aggregate gross proceeds that can be issued through the ATM offering.

13. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 37,739 shares of the Company’s common stock, (ii) an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030 of up to 4% of the shares of common stock outstanding on an as-converted basis on the last day of the immediately preceding fiscal year, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. As of March 31, 2024, the Company has registered an additional 209,299 shares of the Company's common stock to be issued pursuant to the 2020 Plan. As of March 31, 2024, there were 94,624 shares available for future issuance under the 2020 Plan.

On May 20, 2022, the Company adopted the 2022 Inducement Award Plan (the “Inducement Award Plan”). Awards under the Inducement Award Plan may only be granted to a newly hired employee who has not previously been an employee or a member of the Board or an employee who is being rehired following a bona fide period of non-employment by the Company, in each case as a material inducement to the employee’s entering into employment. An aggregate of 37,500 shares of the Company’s common stock are reserved for issuance under the Inducement Award Plan. As of March 31, 2024, there were 31,501 shares available for future issuance under the Inducement Award Plan.

RSUs

The Company recognized $1.3 million and $1.7 million of stock-based compensation expense related to RSUs for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, the Company had $6.0 million and $4.4 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 1.1 and 1.2 years, respectively.

Certain of the Company’s RSU grants are subject to acceleration upon a change of control and termination within 12 months, and upon death, disability and certain other “good leaver” circumstances.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Items Measured at Fair Value on a Recurring Basis

The Company holds certain financial assets that are required to be measured at fair value on a recurring basis. Additionally, the Company elected the fair value option for the financial assets and liabilities of UACC’s consolidated CFEs, beneficial interests in the 2022-1 securitization transaction, certain of UACC’s finance receivables that are ineligible to be sold, and certain other finance receivables. Under the fair value option allowable under ASC 825, “Financial Instruments” (“ASC 825”), the Company may elect to measure at fair value financial assets and liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$69,064	$—	$—	$69,064
CFE assets:
Finance receivables	—	—	239,978	239,978
Finance receivables at fair value	—	—	181,301	181,301
Other assets	—	3,722	—	3,722
Total financial assets	$69,064	$3,722	$421,279	$494,065
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	237,899	—	237,899
Total financial liabilities	$—	$237,899	$—	$237,899

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$27,121	$—	$—	$27,121
CFE assets:
Finance receivables	—	—	316,998	316,998
Finance receivables at fair value	—	—	31,672	31,672
Other assets	—	4,485	—	4,485
Total financial assets	$27,121	$4,485	$348,670	$380,276
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	314,095	—	314,095
Total financial liabilities	$—	$314,095	$—	$314,095

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

In accordance with ASC 825, the Company has elected the fair value option, for the eligible financial assets and liabilities of the 2022-2 and 2023-1 consolidated CFEs in order to mitigate potential accounting mismatches between the carrying value of the financial assets and liabilities. To eliminate potential measurement differences, the Company elected the measurement alternative included in ASU 2014-13, allowing the Company to measure both the financial assets and liabilities of a qualifying CFE using the fair value of either the CFE’s financial assets or liabilities, whichever is more observable. Under the measurement alternative prescribed by ASU 2014-13, the Company recognizes changes in the

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

CFE’s net assets, including changes in fair value adjustments and net interest earned, in its condensed consolidated statements of operations.

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

Finance receivables at fair value: Finance receivables at fair value represent finance receivables for which the Company elected the fair value option in accordance with ASC 825. The Company estimates the fair value of these receivables using a discounted cash flow model and incorporates key inputs that include prepayment speed, default rate, recovery rate, as well as certain macroeconomics events the Company believes market participants would consider relevant.

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

Beneficial interests may initially be classified as Level 2 if the transactions occur within close proximity to the end of each respective reporting period. Subsequently, similar to the securitization debt described above, fair value is determined by requesting a non-binding quote from broker dealers, or by utilizing market acceptable valuation models, such as discounted cash flows. Broker dealer quotes may be based on an income approach, which converts expected future cash flows to a single present value amount, with specific consideration of inputs relevant to particular security types. Such inputs may include ratings, collateral types, geographic concentrations, underlying loan vintages, delinquencies and defaults, loss severity assumptions, prepayments, and maturities. When the volume or level of market activity for a security is limited, certain inputs used to determine fair value may not be observable in the market. Broker dealer quotes may also be based on a market approach that considers recent transactions involving identical or similar securities. When the Company obtains prices from multiple broker dealers for the same security and has a consensus among them, it deems these fair values to be based on observable valuation inputs and classified as Level 2 of the fair value hierarchy. Where a third-party broker dealer quote is not available, the Company utilizes an internally developed model using unobservable inputs. If internally developed models are utilized or if the Company has multiple quotes that are not within a consensus range of each other, the Company deems these securities to be classified as Level 3 of the fair value hierarchy.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value
Fair value as of January 1, 2024	$316,998	$31,672
Transfer within Level 3 categories	(39,040)	39,040
Losses included in realized and unrealized losses	(14,771)	(7,606)
Issuances, net of discount	—	130,290
Paydowns	(27,332)	(12,762)
Other	4,123	667
Fair value as of March 31, 2024	$239,978	$181,301

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value
Fair value as of January 1, 2023	$77,904	$75,270
Reclassification of finance receivables held for sale to finance receivables at fair value, net	248,081	—
Transfer within Level 3 categories	26,128	(26,128)
Consolidation of VIEs	180,706	—
Losses included in realized and unrealized losses	(12,624)	(10)
Issuances, net of discount	—	3,392
Paydowns	(32,787)	(9,062)
Other	4,735	665
Fair value as of March 31, 2023	$492,143	$44,127

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis, except for assets and liabilities acquired during the prior period as described below. During the three months ended March 31, 2024, there were no transfer between levels of the fair value hierarchy. During the three months ended March 31, 2023, $180.7 million of finance receivables related to the 2022-2 securitization transaction were consolidated and classified as Level 3 and $248.1 million of finance receivables held for sale related to the 2023-1 securitization transaction were reclassified to Level 3 finance receivables of consolidated CFEs.

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Realized and unrealized losses, net of recoveries" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Three Months Ended March 31,
	2024	2023
Financial Assets
Finance receivables of CFEs	$15,884	$9,896
Finance receivables at fair value	4,869	(1,412)
Beneficial interests in securitizations	(10)	661
Financial Liabilities
Debt of securitized VIEs	(2,549)	(1,222)
Total net loss included in "Realized and unrealized losses, net of recoveries"	$18,194	$7,923

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of March 31, 2024	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$279,084	$204,860
Aggregate fair value of finance receivables that are reported at fair value	$239,978	$181,301
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$4,953	$1,265
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$4,263	$944

As of December 31, 2023	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$361,609	$36,207
Aggregate fair value of finance receivables that are reported at fair value	$316,998	$31,672
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$6,700	$717
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,921	$544

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of March 31, 2024	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$244,437
Aggregate fair value of rated notes of securitized VIEs	$237,899

As of December 31, 2023	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$318,085
Aggregate fair value of rated notes of securitized VIEs	$314,095

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fair Value of Financial Instruments Not Carried at Fair Value

The carrying amounts of restricted cash, accounts payable and accrued liabilities approximate fair value due to their short-term nature. The carrying value of the Warehouse Credit Facilities was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period.

Finance receivables held for sale, net: For finance receivables eligible to be sold in a securitization, the Company determines the fair value of these finance receivables utilizing sales prices based on estimated securitization transactions, adjusted for transformation costs, risk and a normal profit margin associated with securitization transactions. Such fair value measurement of finance receivables held for sale, net is considered Level 3 of the fair value hierarchy. As of March 31, 2024, the carrying value and fair value of the finance receivables held for sale, net were $419.1 million. As of December 31, 2023, the Company determined that all of these finance receivables should be marked to their fair value of $468.8 million based on the results of the Company's lower of amortized cost basis or fair value analysis.

In addition, from time to time the Company may mark certain receivables, that are no longer eligible to be sold in a securitization, classified as held for sale to fair value on a non-recurring basis. As of March 31, 2024 and December 31, 2023, there were $35.1 million and $34.8 million of these finance receivables that were marked to fair value on a non-recurring basis, respectively. These are finance receivables that became delinquent and no longer meet the expected securitization sales criteria. The Company uses a discounted cash flow model to estimate the present value of future recoveries for finance receivables. Such fair value measurement of finance receivables held for sale, net is considered Level 3 of the fair value hierarchy.

Convertible Senior Notes: The fair value of the Notes, which are not carried at fair value on the accompanying condensed consolidated balance sheets, was determined utilizing actual bids and offer prices of the Notes in markets that are not active and are classified within Level 2 of the fair value hierarchy.

	March 31,	December 31,
	2024	2023
Carrying value	$287,175	$286,800
Fair value	$149,601	$152,506

Financing of beneficial interests in securitizations: The fair value of the financing of beneficial interests in securitizations, which are not carried at fair value on the accompanying condensed consolidated balance sheets, approximated their carrying value as of March 31, 2024 and are classified within Level 3 of the fair value hierarchy.

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the accompanying consolidated balance sheets, approximated their carrying value as of March 31, 2024 and 2023 and are classified within Level 3 of the fair value hierarchy.

15. Segment Information

As a result of the Ecommerce Wind-Down during the three months ended March 31, 2024, the Company revised its reportable segments. The Company is now organized into two reportable segments: UACC and CarStory. Corporate activities are presented in "corporate" and do not constitute a reportable segment. These activities include costs not directly attributable to the segments and are primarily related to costs associated with corporate and governance functions, including executive functions, corporate finance, legal, human resources, information technology, cyber security and other shared costs. Certain shared costs, including corporate administration, are allocated to segments based upon specific allocation of expenses. Corporate activities also include the runoff of legacy Vroom third party vehicle service and GAP policies sold prior to the Ecommerce Wind-Down as well as certain Vroom contracts that are continuing to be renegotiated and right-sized to account for reduced headcount following the Ecommerce Wind-down. The Company retrospectively restated segment results for the comparative period to conform to the new presentation. No operating segments have been aggregated to form the reportable segments.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews Adjusted EBITDA for each of the reportable segments. Adjusted EBITDA is defined as net loss before interest expense on corporate debt, interest income on cash and cash equivalents, income tax expense, depreciation and amortization expense, stock compensation expense, gain on debt extinguishment and long-lived asset impairment charges, incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of March 31, 2024 and December 31, 2023, long-lived assets were predominantly located in the United States.

The UACC reportable segment represents UACC’s operations with its network of third-party dealership customers, including the purchases and servicing of vehicle installment contracts. The segment also includes the runoff portfolio of retail installment sale contracts originated for Vroom or purchased from Vroom prior to the Ecommerce Wind-Down.

The CarStory reportable segment represents sales of AI-powered analytics and digital services to automotive dealers, automotive financial services companies and others in the automotive industry.

Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended March 31,
	2024				2023
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$51,541	$—	$(464)	$51,077	$35,299	$—	$(931)	$34,368

Interest expense:
Warehouse credit facility	9,471	—	—	9,471	3,099	—	—	3,099
Securitization debt	4,869	—	—	4,869	4,345	—	—	4,345
Total interest expense	14,340	—	—	14,340	7,444	—	—	7,444
Net interest income	37,201	—	(464)	36,737	27,855	—	(931)	26,924

Realized and unrealized losses, net of recoveries	27,761	—	3,058	30,819	12,272	—	3,456	15,728
Net interest income after losses and recoveries	9,439	—	(3,521)	5,918	15,582	—	(4,387)	11,196

Noninterest (loss) income:
Servicing income	2,019	—	—	2,019	2,854	—	—	2,854
Warranties and GAP income, net	1,610	—	(11,252)	(9,642)	2,203	—	632	2,835
CarStory revenue	—	2,979	—	2,979	—	3,170	—	3,170
Gain on debt extinguishment	—	—	—	—	—	—	8,709	8,709
Other income	2,470	173	141	2,784	1,054	48	1,930	3,032
Total noninterest (loss) income	6,099	3,152	(11,111)	(1,860)	6,111	3,218	11,271	20,600

Expenses:
Compensation and benefits	18,788	2,214	3,109	24,110	18,537	2,401	2,284	23,221
Professional fees	876	122	2,345	3,343	2,541	177	2,256	4,973
Software and IT costs	3,097	167	1,358	4,622	2,705	174	2,366	5,246
Depreciation and amortization	6,021	1,605	—	7,626	5,627	1,605	—	7,232
Interest expense on corporate debt	471	—	920	1,391	197	—	1,143	1,340
Impairment charges	2,752	—	—	2,752	—	—	—	—
Other expenses	2,523	118	1,813	4,454	2,420	149	2,631	5,199
Total expenses	34,529	4,225	9,544	48,298	32,026	4,505	10,681	47,211

Adjusted EBITDA	$(10,147)	$559	$(22,564)	$(32,152)	$(4,467)	$567	$(12,398)	$(16,298)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The reconciliation between reportable segment Adjusted EBITDA to consolidated net loss from continuing operations is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA by Segment
UACC	$(10,147)	$(4,467)
CarStory	559	567
Corporate	(22,564)	(12,398)
Total	$(32,152)	$(16,298)

Interest income on cash and cash equivalents	1,005	2,425
Provision for income taxes	(436)	(54)
Depreciation and amortization	(7,626)	(7,232)
Stock compensation expense	(1,324)	(1,679)
Gain on debt extinguishment	-	8,709
Impairment charges	(2,752)	-
Net loss from continuing operations	$(44,676)	$(15,469)

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

The Company’s effective tax rate from continuing operations for the three months ended March 31, 2024 and 2023 was (1.0)% and (0.35)%, respectively.

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

The Company has not identified any uncertain tax positions as of March 31, 2024 or December 31, 2023. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company evaluated the provisions included under the IRA and the provisions do not have a material impact to the Company's condensed consolidated financial statements.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

17. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2024	2023
Net loss from continuing operations	$(44,676)	$(15,469)
Net loss from discontinued operations	$(22,941)	$(59,272)
Net loss	$(67,617)	$(74,741)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,794,303	1,731,636
Net loss per share attributable to common stockholders, continuing operations, basic and diluted	$(24.90)	$(8.93)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted	$(12.79)	$(34.23)
Total net loss per share attributable to common stockholders, basic and diluted	$(37.68)	$(43.16)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of March 31,
	2024	2023
Convertible senior notes	64,830	78,326
Stock options	26,042	34,858
Restricted stock units	170,406	191,505
Total	261,278	304,689

18. Revised Consolidated Financial Statements Information

In March 2024, in connection with the Ecommerce Wind-Down, the Company identified errors related to an overstatement of credit balances in other current liabilities and accounts payable as of and prior to December 31, 2023. The Company incorrectly recorded approximately $1.4 million of other current liabilities and $4.1 million of accounts payable, instead of a reduction in operating expenses of $5.5 million, of which $4.6 million related to annual periods prior to 2023. The Company evaluated the impact of these errors and concluded that they are not material to any previously issued annual or interim consolidated financial statements. As a result of these errors, the Company has revised the consolidated financial statements for the three months ended March 31, 2023 and as of December 31, 2023 and 2022 and for the years then ended. The Company intends to reflect these revisions in its 2024 Quarterly Reports to be filed on Form 10-Q and 2024 Annual Report to be filed on Form 10-K.

The following table (in thousands) sets forth the Company’s consolidated results of operations for the three months ended March 31, 2023 and the years ended December 31, 2023 and 2022, which have been retrospectively adjusted for the impact of the immaterial errors identified as well as new financial statement presentation and discontinued operations presentation related to the Ecommerce Wind-Down.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended March 31, 2023
	As Reported	Adjustments	Discontinued Operations	Presentation Reclasses (1)	As Recasted and Revised
Total revenue	$196,467	$—	$(153,440)	$(43,026)	$—
Total cost of sales	157,662	—	(149,557)	(8,105)	—
Total gross profit	38,805	—	(3,883)	(34,921)	—

Selling, general and administrative expenses	96,537	(303)	(57,672)	(38,562)	—
Depreciation and amortization	10,531		(3,299)	(7,232)	—
Loss from operations	(68,263)	303	57,088	10,872	—

Gain on debt extinguishment	(8,709)			8,709	—
Interest expense	9,919		(5,482)	(4,437)	—
Interest income	(5,942)		3,517	2,425	—
Other loss, net	11,240			(11,240)	—

Interest income				34,368	34,368

Total interest expense				7,444	7,444

Net interest income				26,924	26,924

Realized and unrealized losses, net of recoveries				15,728	15,728
Net interest income after losses and recoveries				11,196	11,196

Total noninterest (loss) income				20,600	20,600

Total expenses				47,211	47,211

Loss before provision (benefit) for income taxes	(74,771)	303	59,053	(15,415)	(15,415)
Provision (benefit) for income taxes	273		(219)		54
Net loss from continuing operations					(15,469)
Net loss from discontinued operations					(59,272)
Total net loss	$(75,044)	$303			$(74,741)

Net loss per share attributable to common stockholders, continuing operations, basic and diluted					(8.93)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted					(34.23)
Total net loss per share attributable to common stockholders, basic and diluted	$(43.34)				$(43.16)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,731,636				1,731,636

(1) Reflects revised presentation as a result of the Ecommerce Wind-Down.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Year ended December 31, 2023

	As Reported	Adjustments	Discontinued Operations	Presentation Reclasses (1)	As Recasted and Revised
Total revenue	$893,203	$—	$(687,215)	$(205,988)	$—
Total cost of sales	731,256	—	(692,037)	(39,219)	—
Total gross profit	161,947	—	4,822	(166,769)	—

Selling, general and administrative expenses	340,657	(929)	(205,977)	(133,751)	—
Depreciation and amortization	42,769		(13,656)	(29,113)	—
Impairment charges	48,748		(48,748)		—
Loss from operations	(270,227)	929	273,203	(3,905)	—

Gain on debt extinguishment	(37,878)	—	—	37,878	—
Interest expense	45,445		(19,556)	(25,889)	—
Interest income	(21,158)		13,218	7,940	—
Other loss (income), net	108,289	—	—	(108,289)	—

Interest income				$178,482	$178,482

Total interest expense				41,893	41,893
Net interest income				136,589	136,589

Realized and unrealized losses, net of recoveries				122,541	122,541
Net interest income after losses and recoveries				14,048	14,048

Total noninterest (loss) income				75,126	75,126

Total expenses				173,629	173,629

Loss before provision (benefit) for income taxes	(364,925)	929	279,541	(84,455)	(84,455)
Provision (benefit) for income taxes	615		(492)		123
Net loss from continuing operations					(84,578)
Net loss from discontinued operations					(280,033)
Total net loss	$(365,540)	$929			(364,611)

Net loss per share attributable to common stockholders, continuing operations, basic and diluted					(48.52)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted					(160.65)
Total net loss per share attributable to common stockholders, basic and diluted	$(209.70)				$(209.17)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,743,128				1,743,128

(1) Reflects revised presentation as a result of the Ecommerce Wind-Down.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Year ended December 31, 2022
	As Reported	Adjustments	Discontinued Operations	Presentation Reclasses (1)	As Recasted and Revised
Total revenue	$1,948,901	$—	$(1,774,270)	$(174,631)	$—
Total cost of sales	1,704,114	—	(1,686,340)	(17,774)	—
Total gross profit	244,787	—	(87,930)	(156,857)	—

Selling, general and administrative expenses	566,387	(1,447)	(424,985)	(139,955)	—
Depreciation and amortization	38,290		(11,220)	(27,070)	—
Impairment charges	211,873		(211,873)		—
Loss from operations	(571,763)	1,447	560,148	10,168	—

Gain on debt extinguishment	(164,684)	—	—	164,684	—
Interest expense	40,693		(26,831)	(13,862)	—
Interest income	(19,363)		15,934	3,429	—
Other loss (income), net	43,181		—	(43,181)	—

Interest income				91,671	91,671

Total interest expense				9,508	9,508

Net interest income				82,163	82,163

Realized (gain) on sale of finance receivables				(44,481)	(44,481)
Realized and unrealized losses, net of recoveries				54,761	54,761
Net interest income after gains, losses and recoveries				71,883	71,883

Total noninterest (loss) income				208,983	208,983

Total expenses				179,965	179,965

(Loss) income before provision (benefit) for income taxes	(471,590)	1,447	571,045	100,901	100,901
Provision (benefit) for income taxes	(19,680)				(19,680)
Net income from continuing operations					120,581
Net loss from discontinued operations					(571,045)
Total net loss	$(451,910)	$1,447			$(450,464)

Net loss per share attributable to common stockholders, continuing operations, basic and diluted					69.95
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted					$(331.26)
Total net loss per share attributable to common stockholders, basic and diluted	$(262.15)				$(261.31)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,723,843				1,723,843

(1) Reflects revised presentation as a result of the Ecommerce Wind-Down.

The impacts to our Consolidated Balance Sheets as of December 31, 2023 and 2022 were as follows (in thousands):

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	As of December 31, 2023
	As Reported	Adjustments	Discontinued Operations	Presentation Reclasses (1)	As Recasted and Revised
ASSETS
Current Assets:
Cash and cash equivalents	$135,585				$135,585
Restricted cash	73,234				73,234
Accounts receivable, net of allowance	9,139		(4,413)	(4,726)	—
Finance receivables at fair value	12,501			(12,501)	—
Finance receivables held for sale, net	503,546				503,546
Inventory	163,250		(163,250)		—
Beneficial interests in securitizations	4,485			(4,485)	—
Prepaid expenses and other current assets	50,899		(8,818)	(42,081)	—
Total current assets	952,639	—	(176,481)	(63,793)
Finance receivables at fair value	336,169			12,501	348,670
Property and equipment, net	24,132		(19,150)		4,982
Intangible assets, net	131,892				131,892
Operating lease right-of-use assets	7,063				7,063
Interest Receivable				14,484	14,484
Other assets (including other assets of consolidated VIEs of $1.8 million)	23,527		(906)	36,808	59,429
Assets from discontinued operations			196,537		196,537
Total assets	$1,475,422	$—	$—	$—	$1,475,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$26,762	$(4,138)	$(6,439)	$(16,185)	$—
Accrued expenses	52,452		(27,133)	(25,319)	—
Vehicle floorplan	151,178		(151,178)		—
Warehouse credit facilities of consolidated VIEs	421,268		—		421,268
Current portion of long-term debt	172,410		—	(172,410)	—
Deferred revenue	14,025		(14,025)		—
Operating lease liabilities, current	8,737		(6,105)	(2,632)	—
Other current liabilities	9,974	(1,382)	(5,884)	(2,708)	—
Total current liabilities	856,806	(5,520)	(210,764)	(219,254)
Long-term debt, net of current portion	454,173		—	172,410	626,583
Operating lease liabilities, excluding current portion	25,183		(17,356)	2,632	10,459
Other long-term liabilities	17,109		—	44,212	61,321
Liabilities from discontinued operations			228,120		228,120
Total liabilities	1,353,271	(5,520)	—	—	1,347,751
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2023; 1,791,286 shares issued and outstanding as of December 31, 2023	2				2
Additional paid-in-capital	2,088,381				2,088,381
Accumulated deficit	(1,966,232)	5,520			(1,960,712)
Total stockholders’ equity	122,151	5,520	—	—	127,671
Total liabilities and stockholders’ equity	$1,475,422	$—	$—	$—	$1,475,422

(1) Reflects revised presentation as a result of the Ecommerce Wind-Down.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	As of December 31, 2022
	As Reported		Adjustments		Discontinued Operations		Presentation Reclasses (1)	As Recasted and Revised
ASSETS
Current Assets:
Cash and cash equivalents	$398,915							$398,915
Restricted cash	73,095							73,095
Accounts receivable, net of allowance	13,967				(13,046)		(921)	0
Finance receivables at fair value	12,939						(12,939)	—
Finance receivables held for sale, net	321,626							321,626
Inventory	320,648				(320,648)			—
Beneficial interests in securitizations	20,592							20,592
Prepaid expenses and other current assets	58,327				(28,552)		(29,775)	0
Total current assets	1,220,109		—		(362,246)		(43,635)	814,228
Finance receivables at fair value	140,235						12,939	153,174
Property and equipment, net	50,201				(45,735)			4,466
Intangible assets, net	158,910							158,910
Operating lease right-of-use assets	23,568				(21,015)			2,553
Interest receivable							7,242	7,242
Other assets	26,004				(3,246)		23,454	46,212
Assets from discontinued operations					432,242			432,242
Total assets	$1,619,027		$—		$—		$—	$1,619,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,702		$(3,310)		$(14,523)		$(16,869)	$0
Accrued expenses	76,795				(47,062)		(29,733)	(0)
Vehicle floorplan	276,988				(276,988)			—
Warehouse credit facilities of consolidated VIEs	229,518							229,518
Current portion of long-term debt	47,239						(47,239)	—
Deferred revenue	10,655				(10,655)			—
Operating lease liabilities, current	9,730				(7,352)		(2,378)	(0)
Other current liabilities	17,693		(1,283)		(9,966)		(6,444)	0
Total current liabilities	703,320		(4,592)		(366,547)		(102,663)	229,518
Long-term debt, net of current portion	402,154						47,239	449,393
Operating lease liabilities, excluding current portion	20,129				(17,276)		2,378	5,231
Other long-term liabilities	18,183						53,046	71,229
Liabilities from discontinued operations					383,823			383,823
Total liabilities	1,143,786		(4,592)		—		—	1,139,194
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2023 and 2022; 1,791,286 and 1,727,525 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2							2
Additional paid-in-capital	2,075,931							2,075,931
Accumulated deficit	(1,600,692)		4,592					(1,596,100)
Total stockholders’ equity	475,241		4,592		—		—	479,833
Total liabilities and stockholders’ equity	$1,619,027	$—	$—	$—	$—	$—	$—	$1,619,027

(1) Reflects revised presentation as a result of the Ecommerce Wind-Down.

There is no impact to our Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and years ended December 31, 2023 and 2022 other than the impact to accumulated deficit as a result of the changes in Net loss as presented above and as a result of impacts for periods prior to 2023 to opening accumulated deficit as of December 31, 2022.

There is no impact to net cash used in (provided by) operating activities; investing activities or financing activities in our Consolidated Statements of Cash Flows.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

19. Subsequent Event

In April 2024, UACC sold approximately $262.5 million of rated asset-backed securities in an auto loan securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $261.3 million. The trust is collateralized by finance receivables with an aggregate principal balance of $380.1 million. These finance receivables are serviced by UACC. As a result of market conditions, which led to unfavorable pricing, the Company retained the Class E non-investment grade securities and residual interests, which will require the Company to account for the 2024-1 securitization as secured borrowings and remain on balance sheet pending the sale of such retained interests. In May 2024, UACC sold approximately $37.5 million of Class E non-investment grade securities that were initially retained for proceeds of $35.9 million. The Company continues to retain the residual interest and 5% or $15.8 million of the rated notes.

The Company also pledged $13.8 million of its retained beneficial interests as collateral under the Risk Retention Financing Facility, and received proceeds of $13.7 million, with expected repurchase dates ranging from August 2026 to November 2029 at the initial closing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Reported amounts reflect the revisions discussed in Note 18 to the condensed consolidated financial statements. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and in the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), as updated by reference into the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Recent Events

Value Maximization Plan

On January 22, 2024, we announced that our Board had approved the Value Maximization Plan, pursuant to which we discontinued our ecommerce operations and wound down our used vehicle dealership business in order to preserve liquidity and enable us to maximize stakeholder value through our remaining businesses. We have ceased transacting through vroom.com, completed transactions for customers who had previously contracted with us to purchase or sell a vehicle, halted purchases of additional vehicles, sold substantially all of our used vehicle inventory through wholesale channels and paid off our 2022 Vehicle Floorplan Facility. We continue to take other actions to maximize the value by seeking to monetize our legacy ecommerce platform, reduce our outstanding commitments and preserve our liquidity, and have been executing a reduction-in-force commensurate with our reduced operations. On March 29, 2024, we substantially completed the wind-down of our ecommerce operations and used vehicle dealership business, however, we may incur additional wind-down costs through the end of 2024 (the "Ecommerce Wind-Down").

We also own and operate UACC, a leading automotive finance company that offers vehicle financing to its customers through third-party dealers under the UACC brand, and CarStory, an artificial intelligence-powered analytics and digital services platform for automotive retail. The UACC and CarStory businesses continue to serve their third-party customers, with their operations substantially unaffected by the Ecommerce Wind-Down. We will seek to grow and enhance the profitability of the UACC and CarStory businesses going forward.

As a result of the Value Maximization Plan, we estimate that we will incur total cash charges during 2024 of approximately $16.4 million for severance and other personnel-related costs, with $14.7 million incurred during the three months ended March 31, 2024, and approximately $14.3 million in contract and lease termination costs, with $11.9 million settled during the three months ended March 31, 2024. As part of a planned reduction-in-force under the Value Maximization Plan, approximately 800 employees were impacted by the wind-down, resulting in a reduction of approximately 93% of the employees not engaged in UACC’s or CarStory’s ongoing operations.

Repayment of 2022 Vehicle Floorplan Facility

As a result of the liquidation of our vehicle inventory as part of the "Ecommerce Wind-Down", we repaid the remaining outstanding balance under the 2022 Vehicle Floorplan Facility in full and the agreement has been terminated.

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

On February 13, 2024, after obtaining stockholder approval, we effected a 1-for-80 reverse stock split (the "Reverse Stock Split"), and our stock began trading on a split-adjusted basis on February 14, 2024. On February 29, 2024, we were notified by the Nasdaq Listing Qualifications staff that the closing bid price of our common stock had been at $1.00 per share or greater for 11 consecutive business days, from February 14, 2024 to February 28, 2024.

Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5450(a)(1) and this matter is now closed. If our common stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, we would again receive another notice of non-compliance with Nasdaq's listing standards and face the risk of delisting.

All shares of the Company’s common stock, stock-based instruments, and per-share data included in this Quarterly Report on Form 10-Q have been retroactively adjusted as though the Reverse Stock Split had been effected prior to all periods presented.

2024-1 Securitization Transaction

In April 2024, UACC sold approximately $262.5 million of rated asset-backed securities in an auto loan securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $261.3 million. The trust is collateralized by finance receivables with an aggregate principal balance of $380.1 million. These finance receivables are serviced by UACC. As a result of market conditions, which led to unfavorable pricing, UACC retained the Class E non-investment grade securities and residual interests, which will require us to account for the 2024-1 securitization as secured borrowings and remain on balance sheet pending the sale of such retained interests. In May 2024, UACC sold approximately $37.5 million of Class E non-investment grade securities that were initially retained for proceeds of $35.9 million. UACC continues to retain the residual interest and 5% or $15.8 million of the rated notes.

Overview

Vroom owns United Auto Credit Corporation, a leading automotive finance company that offers vehicle financing to consumers through third-party dealers under the UACC brand, and the CarStory business, a leader in AI-powered analytics and digital services for automotive retail.

UACC

UACC, which Vroom acquired in February 2022, is an indirect lender that offers vehicle financing to consumers through third-party dealers under the UACC brand, focusing primarily on the non-prime market. Prior to the Ecommerce Wind-Down, UACC also offered vehicle financing to Vroom’s customers through its ecommerce platform.

UACC, which has been engaged in automotive finance since 1996, currently offers financing services to a nationwide network of thousands of independent motor vehicle dealers and manufacturer-franchised dealers in 49 states, and we seek to expand that network over time. UACC enables these dealers to finance their customers' purchases of new and used automobiles, medium and light duty trucks and vans with competitive financing terms. The credit programs offered by UACC are primarily designed to serve consumers who have limited access to traditional motor vehicle financing.

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting, and servicing capabilities. UACC services the retail installment sales contracts it originates or purchases and will continue to service the contracts it originated or purchased for customers of Vroom’s former ecommerce business. Because UACC focuses primarily on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. As of March 31, 2024, UACC serviced a portfolio of approximately 82,000 retail installment sales contracts with an aggregate principal outstanding balance of $1.1 billion.

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

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe the following non-GAAP financial measures are useful in evaluating our operating performance: EBITDA and Adjusted EBITDA. These non-GAAP financial measures have limitations as analytical tools in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. Because of these limitations, these non-GAAP financial measures should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with U.S. GAAP. We have reconciled all non-GAAP financial measures with the most directly comparable U.S. GAAP financial measures.

EBITDA and Adjusted EBITDA are supplemental performance measures that our management uses to assess our operating performance and the operating leverage in our business. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes.

EBITDA and Adjusted EBITDA

We calculate EBITDA as net loss before interest expense on corporate debt, interest income on cash and cash equivalents, income tax expense and depreciation and amortization expense.

We calculate Adjusted EBITDA as EBITDA adjusted to exclude stock compensation expense, gain on debt extinguishment and long-lived asset impairment charges.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net loss from continuing operations	$(44,676)	$(15,469)
Adjusted to exclude the following:
Interest expense on corporate debt	1,391	1,340
Interest income on cash and cash equivalents	(1,005)	(2,425)
Provision for income taxes	436	54
Depreciation and amortization	7,626	7,232
EBITDA	$(36,228)	$(9,268)
Stock compensation expense	1,324	1,679
Gain on debt extinguishment	—	(8,709)
Impairment charges	2,752	—
Adjusted EBITDA	$(32,152)	$(16,298)

Key Factors and Trends Affecting our Operating Results

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors and trends, including the following:

Ability to manage credit losses and enhance profitability at UACC

While credit losses are inherent in the automotive finance receivables business, several variables have affected UACC’s recent loss and delinquency rates, including rising interest rates, the current inflationary environment and vehicle depreciation. UACC is currently experiencing higher loss severity and higher losses on its finance receivables, which has negatively impacted the fair value of our finance receivables and the losses recognized for the three months ended March 31, 2024 and are expected to continue to negatively impact our business for the remainder of 2024. UACC primarily operates in the non-prime sector of the market which tends to have more volatility. In 2020 and 2021, COVID related stimulus and used vehicle appreciation resulted in significantly lower delinquencies and subsequent losses. In late 2022 and 2023, delinquencies and loss rates rose as a result of the aforementioned factors and, in response, we implemented changes to our credit program, such as tightening credit, which is starting to return our delinquencies and expected portfolio performance on those vintages to normalized levels. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity.

Ability to continue to access capital

UACC has four senior secured warehouse credit facilities, which are primarily used to finance the origination of finance receivables as well as to provide funding for general operating activities. UACC has also developed a securitization program that involves selling finance receivables to securitization trusts through the private issuance of asset-backed securities which are collateralized by the finance receivables.

The success of UACC's business is highly dependent on the ability to continue to access capital through both its warehousing arrangements and securitization program. As a result of high interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity.

In addition, due to UACC's increased credit losses, UACC may not be able to securitize its loan portfolio on favorable terms, or may not be able to sell the subordinate notes or residual certificates issued in its securitizations at a favorable price or at all. As a result of market conditions at the time, which led to unfavorable pricing, UACC retained the residual interests for the 2023-1 securitization transaction.

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

Ability to expand our dealer network to increase vehicle finance offerings and expand the size of our serviced loan portfolio

We intend to moderately grow our automotive financing business while focusing on enhancing profitability. UACC will continue to provide financing services to its existing dealer network and will seek to expand its network over time. UACC provides funding that allows independent motor vehicle dealers and manufacturer-franchised dealers to finance new and used vehicles. Currently, UACC serves a nationwide network of thousands of dealers in 49 states. UACC's credit programs are primarily designed to serve consumers in the non-prime market, who have limited access to traditional vehicle financing, although UACC intends to expand its offerings across a broader range of the credit spectrum going forward.

During the three months ended March 31, 2024, UACC originated $128.7 million in finance receivables and maintained its serviced loan portfolio at $1.1 billion. As of March 31, 2024, retail installment sale contracts originated from Vroom customers or purchased from Vroom represented approximately 28% of UACC's total serviced loan portfolio. If UACC is unable to replace the volume of retail installment sale contracts it previously received from the Vroom ecommerce business, our business, financial condition, and results of operations could be materially adversely affected.

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

Macroeconomic Factors

Both the United States and global economies are experiencing a sustained inflationary environment and the Federal Reserve’s efforts to tame inflation have led to increased interest rates, which affects automotive finance rates and our borrowing rates, reducing discretionary spending and making vehicle financing more costly and less accessible to many consumers. In December 2023, the Federal Reserve announced that it expects to cut interest rates in 2024; however, based on the April 2024 meeting, they announced they are holding the rates steady until inflation retreats. It is too soon to know when and to what degree rates may be cut and the impact it may have on the economy. Moreover, geopolitical conflicts and war, including those in Europe and the Middle East, have increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets. A significant escalation or expansion of economic disruption could continue to impact consumer spending, broaden inflationary costs, and could have a material adverse effect on our results of operations. We will continue to actively monitor and develop responses to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our business in 2024.

Results of Operations

The following table presents our consolidated results of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Interest income	$51,077	$34,368	$16,709	48.6%

Interest expense:
Warehouse credit facility	9,471	3,099	6,372	205.6%
Securitization debt	4,869	4,345	524	12.1%
Total interest expense	14,340	7,444	6,897	92.6%
Net interest income	36,737	26,924	9,812	36.4%

Realized and unrealized losses, net of recoveries	30,819	15,728	15,091	95.9%
Net interest income after losses and recoveries	5,918	11,196	(5,279)	(47.1)%

Noninterest (loss) income:
Servicing income	2,019	2,854	(835)	(29.3)%
Warranties and GAP income, net	(9,642)	2,835	(12,477)	(440.1)%
CarStory revenue	2,979	3,170	(191)	(6.0)%
Gain on debt extinguishment	—	8,709	(8,709)	(100.0)%
Other income	2,784	3,032	(248)	(8.2)%
Total noninterest (loss) income	(1,860)	20,600	(22,460)	(109.0)%

Expenses:
Compensation and benefits	24,110	23,221	889	3.8%
Professional fees	3,343	4,973	(1,630)	(32.8)%
Software and IT costs	4,622	5,246	(624)	(11.9)%
Depreciation and amortization	7,626	7,232	394	5.4%
Interest expense on corporate debt	1,391	1,340	51	3.8%
Impairment charges	2,752	—	2,752	100.0%
Other expenses	4,454	5,199	(745)	(14.3)%
Total expenses	48,298	47,211	1,087	2.3%

Loss from continuing operations before provision for income taxes	(44,240)	(15,415)	(28,825)	187.0%
Provision for income taxes from continuing operations	436	54	382	707.4%
Net loss from continuing operations	$(44,676)	$(15,469)	$(29,207)	188.8%
Net loss from discontinued operations	$(22,941)	$(59,272)	$36,331	61.3%
Net loss	$(67,617)	$(74,741)	$7,124	9.5%

Segments

•
UACC: The UACC reportable segment represents UACC’s operations with its network of third-party dealership customers, including the purchases and servicing of vehicle retail installment sales contracts. The segment also includes the runoff portfolio of retail installment sale contracts originated for Vroom or purchased from Vroom prior to the Ecommerce Wind-Down.

•
CarStory: The CarStory reportable segment represents sales of AI-powered analytics and digital services to automotive dealers, automotive financial services companies and others in the automotive industry.

The Company retrospectively restated segment results for the comparative period to conform to the new presentation.

Three Months Ended March 31, 2024 and 2023

UACC

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(in thousands, except unit data and average days to sale)
Interest income	$51,541	$35,299	$16,242	46.0%

Interest expense:
Warehouse credit facility	9,471	3,099	6,372	205.6%
Securitization debt	4,869	4,345	524	12.1%
Total interest expense	14,340	7,444	6,896	92.6%
Net interest income	37,201	27,855	9,346	33.6%

Realized and unrealized losses, net of recoveries	27,761	12,272	15,489	126.2%
Net interest income after losses and recoveries	9,439	15,582	(6,143)	(39.4)%

Noninterest income:
Servicing income	2,019	2,854	(835)	(29.3)%
Warranties and GAP income, net	1,610	2,203	(593)	(26.9)%
Other income	2,470	1,054	1,416	134.3%
Total noninterest income	6,099	6,111	(12)	(0.2)%

Expenses:
Compensation and benefits	18,788	18,537	252	1.4%
Professional fees	876	2,541	(1,664)	(65.5)%
Software and IT costs	3,097	2,705	392	14.5%
Depreciation and amortization	6,021	5,627	394	7.0%
Interest expense on corporate debt	471	197	274	139.1%
Impairment charges	2,752	—	2,752	100.0%
Other expenses	2,523	2,420	103	4.3%
Total expenses	34,529	32,026	2,503	7.8%

Adjusted EBITDA	$(10,147)	$(4,467)	$(5,680)	127.1%

Interest income on cash and cash equivalents	$(568)	$(448)	(120)	26.7%
Stock compensation expense	$168	$490	(322)	(65.8)%

Interest Income

UACC acquires and services finance receivables from its network of third-party dealership customers and generates interest income, which consists of discount income and interest income. Discount income represents the amortization of unearned discounts over the contractual life of the underlying finance receivables held for investment at fair value. Discounts on the finance receivables held-for-sale are deferred until they are sold.

For securitization transactions that are accounted for as secured borrowings, we recognize interest income in accordance with the terms of the related retail installment sale contracts. Interest income also includes the runoff portfolio of retail installment sale contracts originated for Vroom or purchased from Vroom prior to the Ecommerce Wind-Down.

For securitization transactions that are accounted as a sale of finance receivables in accordance with ASC Topic 860, Transfers and Servicing of Financial Assets ("ASC 860"). We recognized gain on sale of finance receivables. There were no securitizations which were accounted for as sales in the periods presented.

Interest income increased $16.2 million, or 46.0%, to $51.5 million for the three months ended March 31, 2024 from $35.3 million for the three months ended March 31, 2023. This increase was primarily a result of new originations and the consolidation of our 2022-2 securitization, which increased the loan portfolio to $875.5 million as of March 31, 2024 from $723.1 million as of March 31, 2023. Due to the timing of the consolidation, which occurred at the end of the quarter, the average outstanding balance of finance receivables was $869.9 million for the three months ended March 31, 2024, as compared to $579.9 million for the three months ended March 31, 2023. The increase in interest income is also attributable to higher discount income during the three months ended March 31, 2024 as a result of a larger balance of finances receivables held for investment measured at fair value, with discount being amortized, as compared to finance receivables held for sale with discount deferred until receivables are sold. The average outstanding balance of finance receivables held for investment at fair value was $315.3 million for the three months ended March 31, 2024, as compared to $273.4 million for the three months ended March 31, 2023.

Interest expense

Interest expense primarily includes interest expense on UACC's Warehouse Credit Facilities, interest expense incurred on securitization debt, and interest expense on financing of beneficial interests in securitizations.

Interest expense increased $6.9 million or 92.6% to $14.3 million for the three months ended March 31, 2024 from $7.4 million for the three months ended March 31, 2023, primarily as a result of higher interest expense incurred on the Warehouse Credit Facilities, which increased $6.4 million to $9.5 million for the three months ended March 31, 2024 from $3.1 million for the three months ended March 31, 2023. The increase is attributable to a higher outstanding balance of $516.3 million as of March 31, 2024 as compared to $124.2 million as of March 31, 2023, due to financing the larger finance receivable portfolio and an increase in the weighted average interest rates, which increased from 6.70% to 7.22%.

Realized and unrealized losses, net of recoveries

Realized and unrealized losses, net of recoveries, primarily represents charge-offs of finance receivables held-for-sale, changes in the fair value of finance receivables for which the fair value option was selected under ASC 825, changes in the valuation allowance on the held-for-sale portfolio, changes in the fair value of securitization debt accounted in accordance with the measurement alternative under ASU 2014-13, changes in the fair value of beneficial interest, as well as collection expenses related to servicing finance receivables.

Realized and unrealized losses, net of recoveries, increased $15.5 million or 126.2% to $27.8 million for the three months ended March 31, 2024 from $12.3 million for the three months ended March 31, 2023. This increase was primarily driven by an increase in realized and unrealized losses on finance receivables as a result of a larger finance receivable portfolio, due to new originations as well as the consolidation of the 2022-2 securitization, which was previously off- balance sheet, as well as higher credit losses as of March 31, 2024 as compared to March 31, 2023.

Servicing Income

Servicing income primarily represents the annual fees earned as a percentage of the outstanding principal balance of the finance receivables sold that were accounted for as off-balance sheet securitizations. When our securitizations are accounted for as secured borrowings, the servicing income we receive is eliminated in consolidation. In addition, we also earn other income generated from servicing our finance receivables portfolio, including late and other fees.

Servicing income decreased by $0.9 million or 29.3% to $2.0 million for the three months ended March 31, 2024 from $2.9 million for the three months ended March 31, 2023, primarily driven by a lower balance of the 2022-1 securitization, which is off-balance sheet.

Warranties and GAP Income

UACC earns fees by selling third-party value-added products, such as vehicle service contracts. UACC is also contractually entitled to receive profit-sharing based on the performance of the vehicle service contract policies once a required claims period has passed. UACC recognizes a profit-share to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its consumers, as well as other qualitative assumptions.

United Auto Credit GAP is a debt waiver product that provides protection for consumers who purchase the product by waiving the difference between the actual cash value of the consumer’s vehicle and the balance of the consumer’s finance receivable, subject to the terms and conditions of the United Auto Credit GAP, in the event of a total loss resulting from collision or theft. The total fees are earned over the contractual life of the related financial receivables on straight-line basis.

Warranties and GAP income decreased by $0.6 million or 26.9% to $1.6 million for the three months ended March 31, 2024 from $2.2 million for the three months ended March 31, 2023, primarily due to higher losses incurred on the GAP debt waiver product.

Other Income

Other income increased $1.4 million or 134.3% to $2.5 million for the three months ended March 31, 2024 from $1.1 million for the three months ended March 31, 2023, primarily driven by higher income related to acquisition fees for originations of finance receivables at fair value, which is recognized in the period the finance receivable is originated.

Professional fees

Professional fees decreased $1.6 million or 64.3% to $0.9 million for the three months ended March 31, 2024 from $2.5 million for the three months ended March 31, 2023, primarily as a result of additional professional fees incurred during the first quarter of 2023 as a result of the completion of the 2023-1 securitization transaction.

Impairment charges

Impairment charges increased $2.8 million related to the impairment of capitalized internal-use software that no longer have a planned future use.

Adjusted EBITDA

Adjusted EBITDA loss increased $5.6 million to $10.1 million for the three months ended March 31, 2024 from $4.5 million for the three months ended March 31, 2023, primarily as a result of the $4.3 million decrease in net interest income after losses and recoveries as discuss above.

CarStory

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(in thousands, except unit data and average days to sale)
Noninterest income:
CarStory revenue	$2,979	$3,170	$(191)	(6.0)%
Other income	173	48	125	260.4%
Total noninterest income	3,152	3,218	(66)	(2.1)%

Expenses:
Compensation and benefits	2,214	2,401	(187)	(7.8)%
Professional fees	122	177	(55)	(31.1)%
Software and IT costs	167	174	(7)	(4.0)%
Depreciation and amortization	1,605	1,605	-	0.0%
Other expenses	118	149	(31)	(20.8)%
Total expenses	4,225	4,505	(280)	(6.2)%

Adjusted EBITDA	$559	$567	$(8)	(1.4)%

Interest income on cash and cash equivalents	$(173)	$(46)	(126)	272.1%
Stock compensation expense	$200	$296	(95)	(32.3)%

CarStory revenue

CarStory generates advertiser, publisher and other user service revenue by offering its AI-powered analytics and digital retailing services to dealers, automotive financial services companies and others in the automotive industry, which use CarStory’s solutions to enhance their customer experience and drive increased vehicle purchases.

CarStory revenue decreased $0.2 million or 6.0% to $3.0 million for the three months ended March 31, 2024 from $3.2 million for the three months ended March 31, 2023, primarily as a result of a change in the scope of service and data provided to our customers.

Adjusted EBITDA

Adjusted EBITDA remained flat at $0.6 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Corporate

	Three Months Ended March 31,
	2024	2023	Change	% Change
	(in thousands, except unit data and average days to sale)
Interest income	$(464)	$(931)	$467	50.2%

Realized and unrealized losses, net of recoveries	3,058	3,456	(398)	(11.5)%
Net interest income after losses and recoveries	(3,521)	(4,387)	865	19.7%

Noninterest (loss) income:
Warranties and GAP income, net	$(11,252)	$632	$(11,884)	(1,880.4)%
Gain on debt extinguishment	—	8,709	(8,709)	(100.0)%
Other income	141	1,930	(1,789)	(92.7)%
Total noninterest (loss) income	(11,111)	11,271	(22,382)	(198.6)%

Expenses:
Compensation and benefits	3,109	2,284	824	36.1%
Professional fees	2,345	2,256	89	3.9%
Software and IT costs	1,358	2,366	(1,009)	(42.6)%
Interest expense on corporate debt	920	1,143	(223)	(19.5)%
Other expenses	1,813	2,631	(819)	(31.1)%
Total expenses	9,544	10,681	(1,137)	(10.6)%

Adjusted EBITDA	$(22,564)	$(12,398)	$(10,166)	82.0%

Interest income on cash and cash equivalents	$(264)	$(1,930)	1,666	86.3%
Stock compensation expense	$956	$894	63	7.0%

Corporate activities do not constitute a reportable segment. These activities include costs not directly attributable to the segments and are primarily related to costs associated with corporate and governance functions, including executive functions, corporate finance, legal, human resources, information technology, cyber security and other shared costs. Certain shared costs, including corporate administration, are allocated to segments based upon a specific allocation of expenses. Corporate activities also include the runoff of legacy Vroom warranty and GAP policies sold prior to the Ecommerce Wind-Down as well as certain Vroom contracts, primarily Software and IT related, that are continuing to be renegotiated and right-sized to account for reduced headcount following the Ecommerce Wind-down. We expect these costs to decrease in the future. Adjusted EBITDA loss of $22.6 million for the three months ended March 31, 2024 is comprised of a loss of $21.6 million related to runoff of the legacy Vroom related items and ongoing contracts, and a loss of $1.0 million related to public company expenses.

Warranties and GAP Income, net

Prior to the Ecommerce Wind-Down, we offered value-added products to our customers pursuant to arrangements with the third parties that sell and administer these products as well as estimated profit-sharing amounts to which we are entitled based on the performance of third-party protection products once a required claims period has passed. A portion of the fees we received are subject to chargeback in the event of early termination, default, or prepayment of the contracts by our customers. Warranties and GAP income, net, recorded within Corporate, relates to the runoff of policies sold prior to the Ecommerce Wind-Down.

See “Note 3—Revenue Recognition” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Warranties and GAP income, net, decreased $11.9 million to a loss of $11.3 million for the three months ended March 31, 2024 from income of $0.6 million for the three months ended March 31, 2023, primarily as a result of a revised estimate of proceeds we expect to recover.

Gain on debt extinguishment

Gain on debt extinguishment represents a gain of $8.7 million for the three months ended March 31, 2023, related to the repurchase of $14.6 million in aggregate principal balance of the Notes, net of deferred issuance costs, for $5.9 million.

Other Income

Other income primarily represents interest earned on cash and cash equivalents. Other income decreased $1.8 million or 92.7% to $0.1 million for the three months ended March 31, 2024 from $1.9 million for the three months ended March 31, 2023, primarily driven by lower cash and cash equivalent balances and lower interest rates earned on cash and cash equivalents.

Compensation and benefits

Compensation and benefits expense increased $0.8 million or 36.1% to $3.1 million for the three months ended March 31, 2024 from $2.3 million for the three months ended March 31, 2023, primarily as a result of annual salary increases during 2023 and retention bonuses granted to retain key employees subsequent to the Ecommerce Wind-Down.

Software and IT costs

Software and IT costs decreased $1.0 million or 42.6% to $1.4 million for the three months ended March 31, 2024 from $2.4 million for the three months ended March 31, 2023, primarily related to volume-based fees as a result of reduced headcount and more efficient targeted software use. We are continuing to renegotiate and right-size our Software and IT contracts to account for reduced headcount following the Ecommerce Wind-down and expect these costs to decrease in the future.

Other expenses

Other expenses decreased $0.8 million or 31.1% to $1.8 million for the three months ended March 31, 2024 from $2.6 million for the three months ended March 31, 2023, primarily related to a decrease in public company related insurance costs as we renegotiated our insurance policies during the third quarter of 2023 as a result of the reduced scale of business.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $91.0 million and restricted cash of $49.5 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $48.1 million. Prior to the Ecommerce Wind-Down, our primary source of liquidity was cash generated through financing activities. Additionally, we had excess borrowing capacity of $53.9 million under UACC's Warehouse Credit Facilities as of March 31, 2024.

As a result of the liquidation of our vehicle inventory as part of the Ecommerce Wind-Down, we repaid all amounts outstanding under the 2022 Vehicle Floorplan Facility in full and the agreement has been terminated.

We expect to use our cash and cash equivalents to finance our future capital requirements and UACC’s Warehouse Credit Facilities to fund our finance receivables. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increased credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity.

We anticipate that our existing cash and cash equivalents and UACC's Warehouse Credit Facilities will be sufficient to support the Company for at least the next twelve months from the date of this Quarterly Report on Form 10-Q.

Our future capital requirements will depend on many factors, including our ability to successfully implement the Value Maximization Plan and realize its benefits, available advance rates on our Warehouse Credit Facilities, our ability to complete additional securitization transactions on terms favorable to us, and our future credit losses. We have no significant debt maturities due until July 2026 and the payments on our securitization debt are funded by cashflows on the finance receivables within the securitization trusts.

Convertible Senior Notes

On June 18, 2021, we issued $625.0 million aggregate principal amount of the Notes pursuant to an indenture between us and U.S. Bank National Association, as trustee (the “Indenture”).

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs, were approximately $608.9 million. During the three months ended March 31, 2024, the conditions allowing holders of the Notes to convert were not met.

As of March 31, 2024, $287.2 million aggregate principal amount of the Notes remain outstanding, net of deferred issuance costs of $3.3 million. Subject to market conditions and availability, we may continue to opportunistically repurchase Notes from time to time to reduce our outstanding indebtedness at a discount. Refer to Note 10 — Long Term Debt of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Securitization Transactions

Subject to market conditions, we plan to sell finance receivables originated by UACC through asset-backed securitization transactions. In April 2024, UACC sold approximately $262.5 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $261.3 million. The trust is collateralized by finance receivables with an aggregate principal balance of $380.1 million. These finance receivables are serviced by UACC. As a result of market conditions, which led to unfavorable pricing, UACC retained the Class E non-investment grade securities and residual interests, which will require us to account for the 2024-1 securitization as secured borrowings and remain on balance sheet pending the sale of such retained interests. In May 2024, UACC sold approximately $37.5 million of Class E non-investment grade securities that were initially retained for proceeds of $35.9 million. UACC continues to retain the residual interest and 5% or $15.8 million of the rated notes.

In 2023, UACC sold investment and non-investment grade rated asset-backed securities in the 2023-1 auto loan securitization transaction for proceeds of $260.9 million. The securitization trust is collateralized by finance receivables with an aggregate principal balance of $326.4 million. As a result of market conditions at the time, which led to unfavorable pricing, UACC retained the residual interests, and we accounted for the 2023-1 securitization transaction as secured borrowings.

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

UACC Risk Retention Financing Facility

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance a portion of the asset-backed securities issued in its securitization transactions and held by UACC pursuant to applicable risk retention rules. Under this facility, UACC sells such retained interests and agrees to repurchase them at fair value on a future date. In its initial transaction under this facility, UACC pledged $24.5 million of its retained beneficial interests as collateral, and received proceeds of $24.1 million, with expected repurchase dates ranging from March 2025 to September 2029. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lenders, which will reduce the beneficial interests in securitizations and the related debt balance.

In April 2024, we pledged an additional $13.8 million of our retained beneficial interest in the 2024-1 securitization transaction as collateral under the Risk Retention Financing Facility, and received proceeds of $13.7 million, with expected repurchase dates ranging from August 2026 to November 2029 at the initial closing date.

Warehouse Credit Facilities

UACC has four senior secured warehouse credit facility agreements the (“Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. The aggregate borrowing limit is $825.0 million with maturities between June 2025 and September 2025. As of March 31, 2024, outstanding borrowings related to the Warehouse Credit Facilities were $516.3 million and we were in compliance with all covenants under the terms of the Warehouse Credit Facilities. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 9 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the years ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities from continuing operations	$(75,043)	$(131,698)
Net cash provided by investing activities from continuing operations	35,324	51,197
Net cash provided by financing activities from continuing operations	18,670	84,461
Net cash provided by operating activities from discontinued operations	98,167	46,677
Net cash provided by (used in) investing activities from discontinued operations	5,747	(4,379)
Net cash used in financing activities from discontinued operations	(151,178)	(129,560)
Net decrease in cash, cash equivalents and restricted cash	(68,313)	(83,302)
Cash and cash equivalents and restricted cash at beginning of period	208,819	472,010
Cash and cash equivalents and restricted cash at end of period	$140,506	$388,708

Operating Activities

Net cash flows used in operating activities from continuing operations decreased by $56.7 million, from $131.7 million for the three months ended March 31, 2023 to $75.0 million for the three months ended March 31, 2024. The decrease was primarily due an increase in principal payments received on finance receivables held for sale of $19.7 million, a $17.2 million improvement in net loss from continuing operations after reconciling adjustments, a $14.5 million decrease of originations of finance receivables held for sale, as a result of no longer originating loans for legacy Vroom customers, and changes in working capital of $6.7 million.

Investing Activities

Net cash flows provided by investing activities from continuing operations decreased by $15.9 million, from $51.2 million for the three months ended March 31, 2023 to $35.3 million for the three months ended March 31, 2024. The decrease is primarily due the consolidation of the 2022-2 securitization transaction which resulted in a cash inflow of $11.4 million during the three months ended March 31, 2023 and a $6.7 million decrease in principal payments received on finance receivables at fair value.

Financing Activities

Net cash flows provided by financing activities from continuing operations decreased $65.8 million, from $84.5 million for the three months ended March 31, 2023 to $18.7 million for the three months ended March 31, 2024. The change was primarily related to proceeds from borrowings under secured financing arrangements of $238.7 million related to the 2023-1 securitization transaction in the first quarter of 2023 and an increase in principal repayments under secured financing agreements of $30.9 million, primarily as a result of calling the 2021-1 securitization transaction in the first quarter of 2024. The changes were partially offset by an increase in net cash inflow of $200.5 million related to our Warehouse Credit Facilities, as the Warehouse Credit Facilities were paid down in the first quarter of 2023 following the 2031-1 securitization transaction.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including, among others, those related to finance receivables, income taxes, stock-based compensation, contingencies, warranties and GAP income-related reserves, fair value measurements and useful lives of property and equipment and intangible assets. We base our estimates on historical experience, market conditions and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

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

Fair Value of Finance Receivables

The valuation of finance receivables at fair value is derived from an internally developed model that estimates the present value of future cash flows. We estimate the present value of these future cash flows using a valuation model consisting of internally developed estimates that rely on unobservable assumptions third-party market participants would use in determining fair value, including prepayment speed, default rate, recovery rate, and discount rates. All these assumptions are primarily based on historical performance. These valuation models are calculated by combining similarly priced loans and vintages to determine a stream of expected cash flows which are then discounted. The individual discounted pools of cash flows are then aggregated to determine the total expected discounted cash flows on the outstanding receivable at a given measurement period.

The estimates for the aforementioned assumptions significantly affect the reported amount (and changes thereon) of our finance receivables at fair value on our consolidated balance sheets and condensed consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined in Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item 3.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2022 and April 2024, two of the Company’s stockholders filed separate purported shareholder derivative lawsuits on behalf of the Company in the U.S. District Court for the District of Delaware against certain of the Company’s officers and directors, and nominally against the Company, alleging violations of the federal securities law and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. The case filed in April 2022 is captioned Godlu v. Hennessy et al., Case No. 22-cv-569, the case filed in April 2024 is captioned Hudda v. Hennessy et al. Case No. 24-cv-4499., and the court in each has approved the parties’ stipulations that each case would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. Both lawsuits remain in preliminary stages and there have been no substantive developments.

In January 2022, the Company received a non-public civil investigative demand from the Federal Trade Commission (“FTC”), seeking the production of information related to certain of the Company's business practices and the Company responded to those information requests. On February 23, 2024, the FTC notified the Company that it has reason to believe that the Company violated Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a); the FTC's Mail, Internet, or Telephone Order Merchandise Rule, 16 C.F.R. Part 435; the FTC’s Used Motor Vehicle Trade Regulation Rule,16 C.F.R. Part 455; and the FTC’s Pre-Sale Availability Rule, 16 C.F.R. Part 702. On May 6, 2024, Vroom, Inc., and Vroom Automotive, LLC and the FTC reached an agreement to resolve the FTC’s allegations, subject to final approval by the FTC and the court. Under the agreement, the Company will pay a total of $1 million in customer redress and abide permanently by an injunction.

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

In August 2022, a plaintiff filed a putative class action lawsuit in the New York State Supreme Court against Vroom, Inc., and Vroom Automotive LLC as defendants, alleging, among other things, deficiencies in Vroom’s titling and registration of sold vehicles: Emely Reyes Martinez, on behalf of all others similarly situated, v. Vroom Automotive, LLC and Vroom Inc., No. 652684/2022. The Company removed the case to the U.S. District Court for the Southern District of New York (Case No. 22-cv-7631) and filed a motion to compel arbitration of all claims. In September 2023, Vroom’s motion to compel arbitration was granted, and the court action stayed pending the outcome of any arbitration proceeding over the plaintiff’s individual claims.

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

On January 22, 2024, we announced the Value Maximization Plan, pursuant to which we discontinued our ecommerce operations and wound down our used vehicle dealership business in order to preserve cash and maximize stakeholder value through our remaining businesses. As a result, we have incurred, and will continue to incur, costs including severance costs, inventory liquidation costs, contract and lease termination costs and non-cash asset impairments, and such costs are expected to exceed any cash we generate on the liquidation of assets. The Company estimates that it will incur total cash charges during 2024 of approximately $16.4 million for severance and other personnel-related costs, with $14.7 million incurred during the three months ended March 31, 2024, and approximately $14.3 million in contract and lease termination costs, with $11.9 million settled during the three months ended March 31, 2024. The actual amount of wind down, transition and impairment charges may materially exceed our estimates, due to various factors, many of which are outside of our control, including the outcomes of discussions and negotiations (a number of which are currently ongoing) with the counterparties to the contracts and leases we intend to terminate or modify. In addition, because of uncertainties with respect to our wind-down plan (including those described above), we may not be able to realize the anticipated benefits of or complete the wind-down in the expected timeframe, on the terms or in the manner we expect, and the costs incurred in connection with such wind-down activities may exceed our estimates. If the time to complete the wind-down takes longer than expected, or the actual costs or impairment charges exceed our estimates, the Company’s business, operational results, financial position and cash flows could be adversely affected.

The purpose of the Value Maximization Plan was to wind-down our ecommerce operations, which were not profitable and had significant cash burn, in order to preserve cash and enable us to maximize stakeholder value through our remaining businesses, UACC and CarStory. As of March 31, 2024, we had cash and cash equivalents of approximately $91.0 million. Given our wind-down expenses, including employee severance costs, our ongoing operating expenses and recent losses at UACC, there can be no assurance that we will succeed in growing and enhancing the profitability of UACC and CarStory and create meaningful stakeholder value.

Additionally, the announced wind-down involves further risks, including:

•
the inability to retain qualified personnel necessary to achieve our goals for UACC and CarStory;
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

As of March 31, 2024, we had cash and cash equivalents of approximately $91.0 million. We expect to use our cash and cash equivalents to finance our future capital requirements and UACC’s four senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) to fund our finance receivables. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall higher interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity. If we are unable to maintain the Warehouse Credit Facilities, all of which expire on varying dates in 2025, absent renewal, on favorable terms or at all, or if they are terminated or expire and are not renewed or we are unable to find a satisfactory replacement, we may be unable to fund our finance receivables, and our business, operational results, financial position and cash flows would be adversely affected. In addition, in April 2024, UACC sold approximately $262.5 million of rated asset-backed securities in an auto loan securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $261.3 million. The trust is collateralized by finance receivables with an aggregate principal balance of $380.1 million. These finance receivables are serviced by UACC. As a result of market conditions, which led to unfavorable pricing, UACC retained the Class E non-investment grade securities and residual interests, which will require us to account for the 2024-1 securitization as secured borrowings and remain on balance sheet pending the sale of such retained interests. In May 2024, UACC sold approximately $37.5 million of Class E non-investment grade securities that were initially retained for proceeds of $35.9 million.

UACC and CarStory both incurred losses in the first quarter of 2024. We cannot assure you that we will generate sufficient revenue to offset the cost of maintaining our remaining operations, including significant accounting, legal, administrative and other costs associated with being a public company, and to service the interest and repay the outstanding Convertible Senior Notes due 2026 (the "Notes") when due. Our revenue growth may be adversely affected by our inability to grow and develop the UACC and CarStory businesses; weakness in the automotive retail industry generally; general economic conditions, including high interest rates and inflation; global pandemics and other public health emergencies; and increasing competition. Our historical revenue growth is not indicative of our future performance, particularly given the wind-down of our ecommerce business. If we are unable to grow and develop the UACC and CarStory businesses and generate sufficient revenue, our business, financial condition and results of operations will be materially and adversely affected. Additionally, our cash needs may increase in the future as we focus on growing and developing the UACC and CarStory businesses.

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

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to retain, develop, motivate and attract highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to retain and attract them. In particular, we are highly dependent on the services of our leadership team to the development of our business, future vision, and strategic direction, including as we realign our business in accordance with the Value Maximization Plan. On February 29, 2024, James G. Vagim, III, UACC's Co-President and Chief Executive Officer, and Ravi Gandhi, UACC's Co-President and Chief Financial Officer stepped down. The Company's Chief Executive Officer, Tom Shortt succeeded Mr. Vagim as President and Chief Executive Officer of UACC, and the Company's Vice President of Investor Relations and Financial Planning & Analysis, Jon Sandison, succeeded Mr. Gandhi as UACC's Chief Financial Officer. In addition, effective May 17, 2024 (the "CFO Transition Date"), Robert R. Krakowiak will cease his service as Chief Financial Officer, Treasurer and principal financial officer of the Company. On May 6, 2024, the Board appointed Mr. Krakowiak as a member of the board of directors (the “Board”) of the Company, and as Vice Chair of the Board, in each case effective as of the CFO Transition Date, for a term ending at the Company's 2024 Annual Meeting of Stockholders (the "Annual Meeting"), where the Board has nominated him for re-election by our stockholders. On the CFO Transition Date, the Company's Senior Vice President and principal accounting officer, Agnieszka Zakowicz, will succeed Mr. Krakowiak as the Company's Chief Financial Officer, Treasurer and principal financial officer and will retain her role as principal accounting officer. Also effective on the CFO Transition Date, C. Denise Stott will step down as the Company's Chief People & Culture Officer. Our future performance will depend, in part, on the successful transition of these positions and any other key management positions that may experience turnover in the future. We heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business, including with respect to strategic initiatives such as our Value Maximization Plan. If members of our senior management team, including our executive leadership, become ill, or if we are otherwise unable to retain them, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis then our business and future growth prospects could be harmed.

In addition, we issue equity awards to certain of our employees as part of our hiring and retention efforts, and job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Our employees’ ability to sell their shares in the public market at times and/or at prices desired may lead to a larger than normal turnover rate. The market value of our common stock has declined significantly. If the actual or perceived value of our common stock does not recover, or if our common stock is delisted from the Nasdaq Global Select Market, it may adversely affect our ability to hire or retain employees. See “Risk Factors —We may be unable to satisfy a continued listing rule from the Nasdaq” in our Annual Report on Form 10-K for the year ended December 31, 2023. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size or value of equity awards granted per employee or undertaking other efforts that may prove to be an unsuccessful retention mechanism. For instance, on April 27, 2024, our Board of Directors adopted, subject to stockholder approval at the Annual Meeting, an amendment to the Company’s 2020 Incentive Award Plan (the “2020 Plan”) to (i) increase the number of shares of our common stock authorized for issuance under the 2020 Plan by 350,000 shares and (ii) correspondingly increase by 350,000 shares the limit on the number of shares that can be issued under the 2020 Plan pursuant to the exercise of “incentive stock options.” The purpose of the proposed amendment is to ensure the Company has a sufficient reserve of shares available to attract, retain and motivate selected employees, consultants and directors who are essential to the Company’s long-term growth while preserving cash, particularly in light of the goals of the Value Maximization Plan. If we are unable to make meaningful equity awards to our employees or directors, including if stockholders do not approve the proposed amendment to the 2020 Plan and we do not have sufficient shares of our common stock authorized for issuance to make equity awards, or otherwise fail to attract, integrate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business and future growth prospects could be harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider Trading Arrangements and Policies

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

3.1	Amended and Restated Certificate of Incorporation of Vroom, Inc.	10-Q	001-39315	3.1	August 13, 2020

3.2	Certificate of Amendment of Amended and Restated Certificate	8-K	001-39315	3.1	February 14, 2024

	of Incorporation of Vroom, Inc., dated February 13, 2024.

3.3	Amended and Restated Bylaws of Vroom, Inc.	10-Q	001-39315	3.2	August 13, 2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-238482	4.1	June 1, 2020

4.2	Indenture, dated as of June 18, 2021, between Vroom, Inc. and U.S. Bank National Association, as trustee	8-K	001-39315	4.1	June 21, 2021

4.3	Form of Global Note representing the 0.750% Convertible Senior Notes due 2026 (included in Exhibit 4.2)	8-K	001-39315	4.2	June 21, 2021

4.4	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

10.1#

Warehouse Agreement, dated as of November 19, 2013, by and among UACC Auto Financing Trust IV, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, the agent parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent, as amended through December 15, 2023

						X

10.2#

Amended and Restated Warehouse Agreement, dated as of July 16, 2013, by and among UACC Auto Financing Trust III, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, the agent parties thereto, and Wells Fargo Bank, National Association as administrative agent, as amended through November 30, 2023

						X

10.3#	Amended and Restated Warehouse Agreement, dated as of March 29, 2021, by and among UACC Auto Financing Trust V, as borrower, United Auto Credit					X

Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, and Capital One, N.A. as administrative agent, as amended through August 31, 2023

10.4#

Warehouse Agreement, dated as of November 18, 2022, by and among VFS Near Prime Trust I, as borrower, United Auto Credit Corporation, as servicer and custodian, a paying agent, the lender parties thereto, and Fifth Third Bank, National Association, as administrative agent, as amended through October 20, 2023

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

Vroom, Inc.

Date: May 10, 2024	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: May 10, 2024	By:	/s/ Robert R. Krakowiak
Robert R. Krakowiak
Chief Financial Officer
(principal financial officer)