Form 10-Q
period 2024-06-30
Vroom, Inc.
filed 2024-08-08
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, 1,820,462 shares of the registrants’ common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding general economic and market conditions, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, including the impact of the Value Maximization Plan and Ecommerce Wind-Down, the ongoing activities of and potential growth of our UACC and CarStory businesses, the amendment and renewal of the Warehouse Credit Facilities (as defined herein), the retention of key employees, and the impact, if any, of identified errors in our financial statements, and the impact, if any, of identified errors in our financial statements, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

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
•
our recent reverse stock split may not result in a sustained market price per share of our common stock at or in excess of the $1.00 minimum bid price as required by The Nasdaq Stock Market LLC ("Nasdaq"), or have any of its other anticipated impacts;
•
we may be unable to satisfy other Nasdaq continued listing rules, including the requirement that we maintain at least $10 million in stockholders' equity;
•
our level of indebtedness could have a material adverse effect on our ability to generate sufficient cash to fulfill our obligations under such indebtedness, to react to changes in our business and to incur additional indebtedness to fund future needs;
•
our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could materially adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations;
•
our business may be adversely affected by general business and economic conditions and risks related to the larger automotive ecosystem, including consumer demand;
•
we have a history of losses and we may not achieve or maintain profitability in the future;
•
we depend on key personnel to operate our business, and if we are unable to retain, integrate, adequately compensate, and attract qualified personnel, our ability to develop and successfully grow our business could be harmed;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of June 30,	As of December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$63,393	$135,585
Restricted cash (including restricted cash of consolidated VIEs of $47.3 million and $49.1 million, respectively)	48,205	73,234
Finance receivables at fair value (including finance receivables of consolidated VIEs of $429.3 million and $341.4 million, respectively)	466,905	348,670
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $399.3 million and $457.2 million, respectively)	413,670	503,546
Interest receivable (including interest receivables of consolidated VIEs of $13.9 million and $13.7 million, respectively)	14,973	14,484
Property and equipment, net	2,219	4,982
Intangible assets, net	118,381	131,892
Operating lease right-of-use assets	8,918	7,063
Other assets (including other assets of consolidated VIEs of $9.6 million and $13.3 million, respectively)	33,908	59,429
Assets from discontinued operations	10,137	196,537
Total assets	$1,180,709	$1,475,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Warehouse credit facilities of consolidated VIEs	$270,784	$421,268
Long-term debt (including securitization debt of consolidated VIEs of $272.4 million at amortized cost and $199.8 million at fair value as of June 30, 2024 and $314.1 million at fair value as of December 31, 2023)	794,734	626,583
Operating lease liabilities	11,587	10,459
Other liabilities (including other liabilities of consolidated VIEs of $16.0 million and $14.3 million, respectively)	51,581	61,321
Liabilities from discontinued operations	8,881	228,120
Total liabilities	1,137,567	1,347,751
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 1,806,777 and 1,791,286 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in-capital	2,092,657	2,088,381
Accumulated deficit	(2,049,517)	(1,960,712)
Total stockholders’ equity	43,142	127,671
Total liabilities and stockholders’ equity	$1,180,709	$1,475,422

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$51,862	$46,995	$102,939	$81,363

Interest expense:
Warehouse credit facility	6,986	3,658	16,457	6,757
Securitization debt	7,995	5,981	12,864	10,326
Total interest expense	14,981	9,639	29,321	17,083
Net interest income	36,881	37,356	73,618	64,280

Realized and unrealized losses, net of recoveries	18,729	23,187	49,548	38,915
Net interest income after losses and recoveries	18,152	14,169	24,070	25,365

Noninterest income:
Servicing income	1,587	2,551	3,606	5,405
Warranties and GAP income (loss), net	1,378	751	(8,264)	3,586
CarStory revenue	2,913	3,224	5,892	6,394
Gain on debt extinguishment	—	10,931	—	19,640
Other income	3,141	3,071	5,925	6,103
Total noninterest income	9,019	20,528	7,159	41,128

Expenses:
Compensation and benefits	27,176	21,341	51,286	44,562
Professional fees	1,488	2,444	4,831	7,417
Software and IT costs	4,036	4,804	8,658	10,050
Depreciation and amortization	7,232	7,190	14,858	14,422
Interest expense on corporate debt	1,549	1,527	2,940	2,867
Impairment charges	—	—	2,752	—
Other expenses	4,961	4,571	9,416	9,773
Total expenses	46,442	41,877	94,741	89,091

Loss from continuing operations before provision for income taxes	(19,271)	(7,180)	(63,512)	(22,598)
(Benefit) provision for income taxes from continuing operations	(167)	286	269	337
Net loss from continuing operations	$(19,104)	$(7,466)	$(63,781)	$(22,935)
Net loss from discontinued operations	$(2,084)	$(58,573)	$(25,025)	$(117,844)
Net loss	$(21,188)	$(66,039)	$(88,806)	$(140,779)

Net loss per share attributable to common stockholders, continuing operations, basic and diluted	$(10.61)	$(4.29)	$(35.49)	$(13.22)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted	$(1.16)	$(33.68)	$(13.92)	$(67.90)
Total net loss per share attributable to common stockholders, basic and diluted	$(11.77)	$(37.97)	$(49.41)	$(81.12)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,800,486	1,739,336	1,797,394	1,735,486

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	1,727,525	$2	$2,075,931	$(1,596,100)	$479,833
Stock-based compensation	—	$—	$2,041	$—	$2,041
Vesting of restricted stock units	7,501	—	—	—	—
Net loss	—	—	—	(74,741)	(74,741)
Balance at March 31, 2023	1,735,026	$2	$2,077,972	$(1,670,841)	$407,133
Stock-based compensation	—	$—	$2,316	$—	$2,316
Vesting of restricted stock units	10,591	—	—	—	—
Net loss	—	—	—	(66,039)	(66,039)
Balance at June 30, 2023	1,745,617	$2	$2,080,288	$(1,736,880)	$343,410

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	1,791,286	$2	$2,088,381	$(1,960,712)	$127,671
Stock-based compensation	—	$—	$1,433	$—	$1,433
Vesting of restricted stock units	4,340	—	—	—	—
Net loss	—	—	—	(67,617)	(67,617)
Balance at March 31, 2024	1,795,626	$2	$2,089,814	$(2,028,329)	$61,487
Stock-based compensation	—	$—	$2,843	$—	$2,843
Vesting of restricted stock units	11,151	—	—	—	—
Net loss	—	—	—	(21,188)	(21,188)
Balance at June 30, 2024	1,806,777	$2	$2,092,657	$(2,049,517)	$43,142

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss from continuing operations	$(63,781)	$(22,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges	2,752	—
Profit share receivable	11,405	—
Gain on debt extinguishment	—	(19,640)
Depreciation and amortization	14,858	14,422
Amortization of debt issuance costs	2,021	1,623
Losses on finance receivables and securitization debt, net	69,430	42,532
Stock-based compensation expense	3,937	3,348
Provision to record finance receivables held for sale at lower of cost or fair value	(4,434)	1,651
Amortization of unearned discounts on finance receivables at fair value	(9,772)	(13,414)
Other, net	(2,845)	(6,755)
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables, held for sale	(231,639)	(274,707)
Principal payments received on finance receivables, held for sale	85,905	42,862
Other	790	505
Interest receivable	(489)	(5,028)
Other assets	5,605	7,161
Other liabilities	(9,740)	(11,488)
Net cash used in operating activities from continuing operations	(125,997)	(239,863)
Net cash provided by operating activities from discontinued operations	82,820	7,738
Net cash used in operating activities	(43,177)	(232,125)
Investing activities
Finance receivables, held for investment at fair value
Purchases of finance receivables, held for investment at fair value	—	(3,392)
Principal payments received on finance receivables, held for investment at fair value	65,523	91,892
Consolidation of VIEs	—	11,409
Principal payments received on beneficial interests	1,421	3,306
Purchase of property and equipment	(926)	(1,249)
Net cash provided by investing activities from continuing operations	66,018	101,966
Net cash provided by (used in) investing activities from discontinued operations	10,834	(7,272)
Net cash provided by investing activities	76,852	94,694
Financing activities
Proceeds from borrowings under secured financing agreements, net of issuance costs	296,569	261,991
Principal repayment under secured financing agreements	(135,017)	(103,980)
Proceeds from financing of beneficial interests in securitizations	15,821	24,506
Principal repayments of financing of beneficial interests in securitizations	(6,281)	(2,304)
Proceeds from warehouse credit facilities	193,400	211,400
Repayments of warehouse credit facilities	(343,884)	(263,216)
Repurchases of convertible senior notes	—	(13,194)
Other financing activities	(326)	(1,043)
Net cash provided by financing activities from continuing operations	20,282	114,160
Net cash used in financing activities from discontinued operations	(151,178)	(144,508)
Net cash used in financing activities	(130,896)	(30,348)
Net decrease in cash, cash equivalents and restricted cash	(97,221)	(167,779)
Cash, cash equivalents and restricted cash at the beginning of period	208,819	472,010
Cash, cash equivalents and restricted cash at the end of period	$111,598	$304,231

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$29,321	$16,301
Cash paid for income taxes	$373	$3,682
Supplemental disclosure of non-cash investing and financing activities:
Finance receivables from consolidation of 2022-2 securitization transaction	$—	$180,706
Elimination of beneficial interest from the consolidation of 2022-2 securitization transaction	$—	$9,811
Securitization debt from consolidation of 2022-2 securitization transaction	$—	$186,386
Reclassification of finance receivables held for sale to finance receivables at fair value, net	$—	$248,081

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business and Organization

Vroom, Inc., through its wholly owned subsidiaries (collectively, the "Company”), is a leading automotive finance company that offers vehicle financing to consumers through third-party dealers and an artificial intelligence ("AI")-powered analytics and digital services platform for automotive retail.

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

The Company owns and operates UACC, a leading automotive finance company that offers vehicle financing to consumers through third-party dealers under the UACC brand, and CarStory, an AI-powered analytics and digital services platform for automotive retail. The UACC and CarStory businesses continue to serve their third-party customers, with their operations substantially unaffected by the Ecommerce Wind-Down.

The accounting requirements for reporting the Company's ecommerce operations and used vehicle dealership business as a discontinued operation were met as of March 29, 2024. Accordingly, the condensed consolidated financial statements and notes to the condensed consolidated financial statements reflect the results of the Company's ecommerce operations and used vehicle dealership business as a discontinued operation for the periods presented. Refer to Note 5 — Discontinued Operations for further detail. The Company is now organized into two reportable segments: UACC and CarStory. The UACC reportable segment represents UACC’s operations with its network of third-party dealership customers, including the purchase and servicing of vehicle retail installment sales contracts. Prior to the Ecommerce Wind-Down, UACC also offered vehicle financing to Vroom’s customers through its ecommerce platform; the UACC reportable segment also includes the runoff of these previously originated contracts. The CarStory reportable segment represents sales of AI-powered analytics and digital services to automotive dealers, automotive financial services companies and others in the automotive industry. Refer to Note 15 — Segment Information for further detail.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2024 and its results of operations for the three and six months ended June 30, 2024 and 2023. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the current fiscal year or any other future periods. Certain prior year amounts have been reclassified to conform to the current year presentation related to discontinued operations and new financial statement presentation as a result of the Ecommerce Wind-Down and the reverse stock split.

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

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the three and six months ended June 30, 2024 and 2023. Accordingly, net loss and comprehensive loss are the same for the periods presented.

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

The Company records a valuation allowance to report finance receivables at the lower of cost or fair value. To determine the valuation allowance, finance receivables are evaluated collectively as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differs from estimates, significant adjustments to the Company's valuation allowance may be needed. Fair value adjustments are recorded in "Realized and unrealized losses, net of recoveries" in the consolidated statements of operations. Principal balances and corresponding deferred acquisition costs and discounts of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. As of June 30, 2024 and December 31, 2023, the valuation allowance for finance receivables classified as held for sale was $28.9 million and $33.8 million, respectively. Refer to Note 14 – Financial Instruments and Fair Value Measurements.

Finance Receivables at Fair Value

Finance receivables for which the fair value option was elected under ASC 825 are classified as finance receivables at fair value. Finance receivables at fair value include both finance receivables held for sale at fair value as well as finance receivables held for investment at fair value. Finance receivables held for sale at fair value represent finance receivables that the Company intends to sell but elected the fair value option. The aggregate principal balance and the fair value of the finance receivables held for sale at fair value was $237.7 million and $212.4 million, respectively and the aggregate principal balance and the fair value of the finance receivables held for investment at fair value was $297.5 million and $254.5 million, respectively as of June 30, 2024. The Company did not have any finance receivables held for sale at fair value as of December 31, 2023.

The Company reassesses the estimate for fair value at each reporting period with any changes reflected as a fair value adjustment and recorded in "Realized and unrealized losses, net of recoveries" in the consolidated statements of operations. For all finance receivables at fair value, the Company recognizes the fees it charges to dealers upon acquisition as other income at the time of issuance of the finance receivable and recognizes the acquisition costs to underwrite the finance receivables as an expense in the period incurred. For finance receivables held for sale at fair value, any discounts are deferred until the finance receivables are sold. For finance receivables held for investment at fair value, any discounts are amortized over the contractual life of the underlying finance receivables.

Refer to Note 14 – Financial Instruments and Fair Value Measurements.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidated CFEs

The 2022-2, 2023-1, and 2024-1 securitization transaction VIEs are consolidated collateralized financing entities (CFEs). Refer to Note 4 – Variable Interest Entities and Securitizations. During the three and six months ended June 30, 2024 and 2023, the Company recognized the following revenue and expenses associated with these CFEs in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$33,965	$29,870	$52,082	$50,498
Interest expense	$(8,042)	$(6,033)	$(12,948)	$(10,430)
Realized and unrealized losses, net of recoveries	$(10,455)	$(16,507)	$(26,205)	$(25,182)
Noninterest loss, net	$(2,838)	$(404)	$(2,564)	$(3,782)

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

UACC’s customers, in this instance, are the third-party automotive dealers through which it purchases or acquires retail installment sale contracts for consumers. CarStory’s customers are dealers, automotive financial services companies and others in the automotive industry who purchase CarStory’s digital retailing services. For the three and six months ended June 30, 2024 and 2023, no customer represented 10% or more of the Company’s income and no customer represented more than 10% of the Company’s finance receivables as of June 30, 2024 and 2023.

Liquidity

As of June 30, 2024, the Company had cash and cash equivalents of $63.4 million and restricted cash of $48.2 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $47.3 million. The Company has historically had negative cash flows and generated losses from operations and the Company’s primary source of liquidity has been cash generated through financing activities.

In January 2024, the Company announced its Value Maximization Plan pursuant to which it discontinued its ecommerce operations and wound-down its used vehicle dealership business. Refer to Note 1 — Description of Business and Basis of Presentation — Value Maximization Plan. As a result of the liquidation of the Company's vehicle inventory as part of the Ecommerce Wind-Down, the Company repaid all amounts outstanding under the 2022 Vehicle Floorplan Facility in the first quarter of 2024 and the agreement was terminated.

As of June 30, 2024, UACC has four warehouse credit facilities with an aggregate borrowing limit of $825.0 million and outstanding borrowings of $270.8 million with excess borrowing capacity of $34.4 million. The terms of the facilities generally mature within two years and the Company typically renews the facilities in the ordinary course. Currently, all four Warehouse Credit Facilities expire in 2025. Refer to Note 9 — Warehouse Credit Facilities and Consolidated VIEs. The Company has commenced discussions with its lenders to extend the terms beyond the current expiration dates and, consistent with prior periods, expects those facilities to be amended and renewed. As of June 30, 2024, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Failure to secure warehouse borrowing capacity beyond the expiration of the current facilities in 2025 or failure to satisfy the covenants therein and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and would have a material adverse effect on the financial condition, results of operations and liquidity of the Company. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 9 – Warehouse Credit Facilities of Consolidated VIEs for further discussion.

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

The Company’s future capital requirements will depend on many factors, including the ability to realize the benefits of the Value Maximization Plan, available advance rates on and the amendment and renewal of the Warehouse Credit Facilities, the ability continue to meet the requirements of Nasdaq for continued listing on the Nasdaq Global Select Market, the ability to complete additional securitization transactions on terms favorable to the Company, and future credit losses.

The Company anticipates that existing cash and cash equivalents and UACC's Warehouse Credit Facilities will be sufficient to support the Company’s ongoing operations and obligations, inclusive of the Ecommerce Wind-Down, for at least the next twelve months from the date of issuance of the condensed consolidated financial statements.

While the Company has no significant debt maturities due until July 2026, if the Company undergoes a fundamental change (as defined in the indenture between the Company and U.S. Bank National Association, as trustee, with respect to the Company’s Convertible Senior Notes due 2026 (the “Notes”)), subject to certain conditions, holders of the Notes may require the Company to immediately repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. The delisting of the Company’s common stock from the Nasdaq Global Select Market would constitute a fundamental change under the terms of the Indenture.

Nasdaq maintains several standards for continued listing of the Company’s common stock on the Nasdaq Global Select Market. For example, under the “equity standard”, the Company is required to have stockholders’ equity of at least $10 million. Under the “total asset standard”, the Company’s market value of its publicly held shares must be at least $15 million. Only one standard has to be met to comply with Nasdaq requirements. The Company currently meets the "equity standard". If the Company is not able to satisfy a continued listing requirement from Nasdaq, it will be required to repurchase the Notes prior to its maturity, as discussed above.

As of June 30, 2024, and as of the date of issuance of the condensed consolidated financial statements, the Company does not have sufficient liquidity to repurchase the Notes in the event of a fundamental change and would be required to seek financing. Such financing may not be available to the Company on favorable terms, or at all.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Interest Income

The Company’s interest income is related to finance receivables originated by UACC for its network of third-party dealership customers and vehicle financing UACC offered to Vroom’s customers through its ecommerce platform prior to the Ecommerce Wind-down. Interest income also includes discount income on finance receivables held for investment at fair value, which represents the amortization of unearned acquisition discounts over the contractual life of the underlying finance receivables using the interest method. Interest income on each automotive finance receivable is calculated based on the finance receivable’s outstanding principal balance multiplied by the contractual interest rate.

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

Servicing Income

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced as well as late charges, collection payments, and other fees. Fees are earned monthly at an annual rate of approximately 4% for the 2022-1 securitization transaction and 3.25% for the 2022-2, 2023-1, and 2024-1 securitization transactions of the outstanding principal balance of the finance receivables serviced. Late charges and other fees are calculated at predetermined amounts or percentages of overdue finance receivable balances and are recorded on a cash basis. From January to March 2023, UACC waived the monthly servicing fees related to the 2022-2 securitization transaction, which resulted in consolidation of the 2022-2 VIE. Servicing fees related to the 2022-2, 2023-1, and 2024-1 securitization transactions are eliminated in consolidation. Refer to Note 4 – Variable Interest Entities and Securitizations.

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

UACC also offers third-party vehicle service contracts and United Auto Credit GAP to consumers who obtain financing through UACC. United Auto Credit GAP is a debt waiver product that is underwritten directly by UACC. It provides protection for consumers who purchase the product by waiving the difference between the actual cash value of the consumer’s vehicle and the balance of the consumer’s contract, subject to the terms and conditions of the United Auto Credit GAP, in the event of a total loss resulting from collision or theft. The total fees are earned over the contractual life of the related finance receivables on straight-line basis.

The Company concluded that it is an agent for any transactions with third-parties because it does not control the products before they are transferred to the consumer. The Company recognizes revenue on a net basis when the consumer enters into an arrangement for the products.

A portion of the fees earned on third-party financing and value-added products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of June 30, 2024 and December 31, 2023, the Company’s reserve for chargebacks was $11.9 million and $11.8 million, respectively, which are included within “Other liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to warranties and GAP income in the period identified. As of June 30, 2024 and December 31, 2023, the Company recognized $9.4 million and $22.3 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, which are included within “Other assets."

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

During the three months ended June 30, 2024, UACC completed the 2024-1 securitization transaction, in which it sold approximately $300.0 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $297.2 million. The trust is collateralized by finance receivables with an aggregate principal balance of $380.1 million as of April 30, 2024. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. As a result of market conditions, the Company retained the residual interests, therefore the 2024-1 securitization was accounted for as secured borrowings and remains on balance sheet pending the sale of such retained interests. The Company also repurchased $4.2 million of the non-investment grade securities related to the 2022-2 securitization transaction for $4.8 million.

In 2023, UACC completed the 2023-1 securitization transaction, in which it sold rated asset-backed non-investment grade securities, for proceeds of $260.9 million. UACC still retains the residual interests related to the 2023-1 securitization transaction and therefore consolidated the 2023-1 VIE and accounted for this transaction as a secured borrowing. The trust is collateralized by finance receivables with an aggregate principal balance of $326.4 million as of January 31, 2023. These finance receivables are serviced by UACC. UACC retained the servicing rights to these finance receivables and receives an "at market" servicing fee.

UACC is the primary beneficiary of the 2024-1 and 2023-1 securitization trusts, as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. UACC also retained a portion of the economic interests in the 2024-1 and 2023-1 asset-backed securitization transactions, in the form of residual interests in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules"). The Risk Retention Rules require the Company to retain at least 5% of the beneficial interests issued by the securitization trusts. Refer to Note 10 – Long Term Debt for further details.

In July 2022, UACC sold a pool of finance receivables in the 2022-2 securitization transaction. UACC retained the servicing rights to these finance receivables and receives an "at market" servicing fee. UACC retained an insignificant amount of the asset-backed securities issued in the securitization in order to comply with Risk Retention Rules. Originally, the Company concluded that it was not the primary beneficiary of the 2022-2 securitization trust because UACC retained interests in the VIE are insignificant. Therefore, the Company did not originally consolidate the 2022-2 trust. From January to March 2023, although not contractually required, UACC elected to waive its servicing fee on the 2022-2 securitization,

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

due to higher-than-expected losses, which transferred more than an insignificant portion of the corresponding risk of loss from the VIE to the Company. Since UACC has the power to direct the significant activities of the VIE, as it is the servicer, and additionally it absorbs the risk of loss, the Company concluded that it is the primary beneficiary of the VIE. In March 2023, the Company accounted for the transaction as secured borrowings and consolidated the 2022-2 securitization trust. The beneficial interest was then eliminated.

The VIE model allows for a measurement alternative when a reporting entity elects the fair value option and consolidates a collateralized financing entity (“CFE”). This measurement alternative eliminates the accounting mismatch that may arise from measurement differences between the CFE’s financial assets and third-party financial liabilities in earnings and attributes those earnings to the controlling equity interest in the consolidated income statement. The 2022-2 and 2023-1 securitization trusts consolidated by UACC meet the definition of a CFE and the Company has elected to apply the measurement alternative when consolidating these VIEs. Refer to Note 14 – Financial Instruments and Fair Value Measurements for further detail.

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

	As of June 30, 2024
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$34,379	$12,909	$47,288
Finance receivables at fair value	292,533	136,718	429,251
Finance receivables held for sale	230,284	169,003	399,287
Interest receivable	8,885	4,973	13,858
Other assets	6,054	3,548	9,602
Total Assets	$572,135	$327,151	$899,286
Liabilities:
Securitization debt	$472,116	$—	$472,116
Warehouse credit facilities	—	270,784	270,784
Other liabilities	8,931	7,031	15,962
Total Liabilities	$481,047	$277,815	$758,862

	As of December 31, 2023
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$28,458	$20,688	$49,146
Finance receivables at fair value	316,998	24,446	341,444
Finance receivables held for sale	—	457,185	457,185
Interest receivable	6,107	7,586	13,693
Other assets	6,283	6,987	13,270
Total Assets	$357,846	$516,892	$874,738
Liabilities:
Securitization debt	$314,095	$—	$314,095
Warehouse credit facilities	—	421,268	421,268
Other liabilities	4,534	9,801	14,335
Total Liabilities	$318,629	$431,069	$749,698

1 Refer to Note 9 – Warehouse Credit Facilities of Consolidated VIEs for further details of the warehouse facilities.

UACC establishes securitization trusts to purchase finance receivables. The securitization trusts issue asset-backed securities, which are collateralized by the finance receivables that UACC sells to the securitization trusts. Upon sale of the finance receivables to the securitization trusts, the Company recognizes a gain or loss on sales of finance receivables if it determines it qualifies for sale accounting treatment and it is not the primary beneficiary of the VIE or accounts for these securitization transactions as secured borrowings when it is the primary beneficiary.

In February 2022, UACC sold a pool of finance receivables in the 2022-1 securitization transaction. UACC retained the servicing rights to these finance receivables and receives an "at market" servicing fee. UACC retained an insignificant amount of the asset-backed securities issued in the securitization in order to comply with Risk Retention Rules. The 2022-1 securitization trust is a VIE that the Company does not consolidate. As the servicer, UACC retained the power to direct the activities that are most significant to the VIE, however, the Company concluded that it is not the primary beneficiary of the 2022-1 securitization trust because UACC's retained interests in the VIE are insignificant. The beneficial interest retained by UACC included rated notes and unrated residual certificates issued by the 2022-1 securitization trust.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2024 and December 31, 2023, the assets UACC retains in the unconsolidated VIEs were approximately $3.1 million and $4.5 million, respectively, and are included in "Other assets" in the Company's consolidated balance sheet. The beneficial interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities. During the three months ended March 31, 2023, the Company entered into a Risk Retention Financing Facility to finance the majority of its retained beneficial interests in securitizations. Refer to Note 10 – Long Term Debt for further detail.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to the unconsolidated VIE (in thousands):

	As of June 30, 2024			As of December 31, 2023
	Aggregate Principal Balance	Carrying Value	Total Exposure	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$3,117	$2,917	$2,917	$4,538	$4,345	$4,345
Certificates	—	192	192	—	140	140
Other assets	310	310	310	310	310	310
Total unconsolidated VIEs	$3,427	$3,419	$3,419	$4,848	$4,795	$4,795

Total exposure represents the estimated loss UACC would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented above is not an indication of the Company's expected losses.

5. Discontinued Operations

As discussed in Note 1 – Description of Business and Basis of Presentation, the Ecommerce Wind-Down was substantially completed as of March 29, 2024. The Company's ecommerce operations were previously a reportable segment and the exit represents a strategic shift that had a major effect on the Company's operations and financial results. Therefore, in accordance with ASC 205, as of and for the three and six months ended June 30, 2024, the Company reported the ecommerce operations and used vehicle dealership business as discontinued operations and recast prior periods to reflect this presentation.

During the three and six months ended June 30, 2024, the Company incurred charges of approximately $0.9 million and $15.6 million, respectively for severance and other personnel-related costs and approximately $1.6 million and $13.5 million, respectively for contract and lease termination costs as a result of the Ecommerce Wind-Down recorded in "Net loss from discontinued operations" in the condensed consolidated statements of operations.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the major income and expense line items from discontinued operations as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Retail vehicle, net	$—	$136,693	$47,320	$272,080
Wholesale vehicle	587	30,800	140,714	44,695
Product, net	—	3,816	1,635	7,974
Total revenue	587	171,309	189,669	324,749
Cost of sales:
Retail vehicle	—	134,538	43,673	270,262
Wholesale vehicle	543	34,793	142,343	48,626
Total cost of sales	543	169,331	186,016	318,888
Total gross profit	44	1,978	3,653	5,861
Selling, general and administrative expenses	3,716	54,560	38,603	112,228
Gain on disposal of long lived assets	(1,738)	—	(11,279)	—
Depreciation and amortization	—	3,114	383	6,413
Impairment charges	—	1,353	—	1,353
Loss from operations	(1,934)	(57,049)	(24,053)	(114,133)
Interest expense	29	3,752	1,607	9,234
Interest income	—	(2,328)	(856)	(5,845)
Loss before provision for income taxes	(1,963)	(58,473)	(24,804)	(117,522)
Provision for income taxes	121	100	221	322
Net loss from discontinued operations	$(2,084)	$(58,573)	$(25,025)	$(117,844)

The following table summarizes the major classes of assets and liabilities from discontinued operations as reported in the condensed consolidated balance sheets:

	As of June 30,	As of December 31,
	2024	2023
ASSETS
Inventory	$—	$163,250
Property and equipment, net	8,728	19,150
Other assets	1,409	14,137
Assets from discontinued operations	$10,137	$196,537
LIABILITIES
Accounts payable	$122	$6,440
Accrued expenses	7,682	27,133
Vehicle floorplan	—	151,178
Deferred revenue	—	14,025
Operating lease liabilities	1,077	23,461
Other liabilities	—	5,883
Liabilities from discontinued operations	$8,881	$228,120

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Equipment	$2,871	$2,653
Furniture and fixtures	326	503
Leasehold improvements	596	434
Internal-use software	2,881	4,807
Other	795	1,370
	7,469	9,767
Accumulated depreciation and amortization	(5,250)	(4,785)
Property and equipment, net	$2,219	$4,982

Depreciation and amortization expense was $0.5 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, and $1.3 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively.

The Company recorded impairment charges for "Property and equipment, net" of $2.7 million for the six months ended June 30, 2024, related to the Company's internal-use software that no longer have a planned future use.

7. Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$108,700	$(46,548)	$62,152	$108,700	$(38,050)	$70,650
Customer relationships	69,400	(21,674)	47,726	69,400	(17,336)	52,064
Trademarks and trade names	12,200	(3,697)	8,503	12,200	(3,022)	9,178
Total intangible assets	$190,300	$(71,919)	$118,381	$190,300	$(58,408)	$131,892

Amortization expense for intangible assets was $6.8 million and $6.8 million for the three months ended June 30, 2024 and 2023, respectively, and $13.5 million and $13.5 million for the six months ended June 30, 2024 and 2023, respectively.

The estimated amortization expense for intangible assets subsequent to June 30, 2024, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2024	$13,512
2025	27,022
2026	21,979
2027	21,882
2028	21,882
Thereafter	12,104
$118,381

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Other Liabilities

The Company’s other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Warranty and GAP liabilities	$20,133	$21,279
Dealer related liabilities	5,149	6,934
Accrued compensation and benefits	8,785	8,923
Accrued professional services	561	2,542
Accrued software and IT costs	388	1,011
Interest payable	4,120	4,183
Insurance payable	388	2,142
Other	12,057	14,307
Total other liabilities	$51,581	$61,321

9. Warehouse Credit Facilities of Consolidated VIEs

UACC has four senior secured warehouse facility agreements, through consolidated VIEs, (the “Warehouse Credit Facilities”) with banking institutions as of June 30, 2024. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of June 30, 2024 and December 31, 2023, the Company had excess borrowing capacity of $34.4 million and $56.9 million on UACC's Warehouse Credit Facilities, respectively. The terms of the Warehouse Credit Facilities include the following (in thousands):

	Facility One	Facility Two	Facility Three	Facility Four
Execution date	May 30, 2012	November 19, 2013	July 11, 2019	November 18, 2022
Commitment termination date	July 21, 2025	June 2, 2025	August 29, 2025	September 12, 2025
Aggregate borrowings limit	$200,000	$200,000	$200,000	$225,000
As of June 30, 2024
Aggregate principal balance of finance receivables pledged as collateral	$—	$97,141	$152,259	$99,745
Outstanding balance	$—	$74,968	$112,300	$83,516
Restricted cash	$—	$3,666	$5,973	$3,270
As of December 31, 2023
Aggregate principal balance of finance receivables pledged as collateral	$223,207	$64,970	$165,927	$92,978
Outstanding balance	$177,375	$51,012	$117,264	$75,617
Restricted cash	$8,961	$2,550	$6,485	$2,692

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of June 30, 2024 and December 31, 2023, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 7.19% and 6.98%, respectively.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

10. Long Term Debt

Debt instruments, excluding warehouse credit facilities of consolidated VIEs, which are discussed in Note 9 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Convertible senior notes	$287,550	$286,800
Securitization debt of consolidated VIEs at fair value	199,754	314,095
Securitization debt of consolidated VIEs at amortized cost	272,362	—
Financing of beneficial interest in securitizations	24,758	15,378
Junior subordinated debentures	10,310	10,310
Total debt	$794,734	$626,583

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

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the three and six months ended June 30, 2024, the conditions allowing holders of the Notes to convert were not met.

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

The Company accounts for the Notes as a single liability-classified instrument measured at amortized cost. As of June 30, 2024, the unamortized debt discount and debt issuance costs was $2.9 million and the net carrying value was $287.6 million. As of December 31, 2023, the unamortized debt discount and debt issuance costs was $3.7 million and the net carrying value was $286.8 million.

The Notes were issued at par value and fees associated with the issuance of these Notes are amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense was $0.9 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and $1.8 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively. The effective interest rate of the Notes is 1.3%.

Securitization Debt of Consolidated VIEs

The securitization debt was issued under UACC's securitization program. The Company elected to account for the 2022-2 and 2023-1 securitization debt under the fair value option using the measurement alternative. Fair value adjustments are recorded in "Realized and unrealized losses, net of recoveries" in the condensed consolidated statements of operations. Refer to Note 14 – Financial Instruments and Fair Value Measurements. The 2024-1 securitization debt is measured at amortized cost. For the 2022-2, 2023-1 and 2024-1 securitization transactions, the Company consolidated the VIEs and accounted for these transactions as secured borrowings. Refer to Note 4 – Variable Interest Entities and Securitizations for further discussion.

Upon the issuance of the securitization debt for the 2023-1 and 2024-1 securitization transactions, UACC retained the residual interests. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

is responsible for the administration and collection of the amounts owed under the contracts. In the first quarter of 2023, UACC waived its servicing fees related to the 2022-2 securitization and subsequently consolidated the 2022-2 trust. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $34.4 million and $28.5 million as of June 30, 2024 and December 31, 2023, respectively.

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

The securitization debt issued is included in "Long-term debt" on the condensed consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of June 30, 2024
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2022-2-B	December 10, 2025	$30,324	5.41%	$1,617	$1,616
United Auto Credit 2022-2-C	May 10, 2027	26,533	5.81%	26,533	26,499
United Auto Credit 2022-2-D	January 10, 2028	32,889	6.84%	32,889	32,106
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	28,440	20,864
United Auto Credit 2023-1-B	July 10, 2028	51,157	5.91%	25,699	25,679
United Auto Credit 2023-1-C	July 10, 2028	33,326	6.28%	33,326	33,253
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	35,653	36,124
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	23,613
Total rated notes at fair value		$266,578		$207,413	$199,754

United Auto Credit 2024-1-A	August 10, 2026	$132,340	6.17%	$107,745
United Auto Credit 2024-1-B	June 10, 2027	42,770	6.57%	42,770
United Auto Credit 2024-1-C	October 10, 2029	35,190	7.06%	35,190
United Auto Credit 2024-1-D	November 12, 2029	52,160	8.30%	52,160
United Auto Credit 2024-1-E	November 12, 2030	37,540	10.45%	37,540
Total rated notes at amortized cost		$300,000		$275,405
Unamortized debt issuance costs				$3,043
Net carrying value				$272,362

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of December 31, 2023
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Net Carrying Value
United Auto Credit 2021-1-D	June 10, 2026	$29,380	1.14%	$3,246	$3,235
United Auto Credit 2021-1-E	June 10, 2026	20,800	2.58%	20,800	20,540
United Auto Credit 2021-1-F	September 10, 2027	13,910	4.30%	13,910	13,644
United Auto Credit 2022-2-B	December 10, 2025	30,324	5.41%	28,786	28,745
United Auto Credit 2022-2-C	May 10, 2027	26,533	5.81%	26,533	26,331
United Auto Credit 2022-2-D	January 10, 2028	32,889	6.84%	32,889	32,642
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	33,440	29,691
United Auto Credit 2023-1-A	July 10, 2025	118,598	5.57%	15,089	15,083
United Auto Credit 2023-1-B	July 10, 2028	51,157	5.91%	51,157	51,019
United Auto Credit 2023-1-C	July 10, 2028	33,326	6.28%	33,326	33,199
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	35,653	36,152
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	23,814
Total rated notes		$449,266		$318,085	$314,095

The final scheduled payment date represents legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $113.2 million in 2024, $161.4 million in 2025, $111.5 million in 2026, $59.7 million in 2027 and $37.0 million in 2028.

In February 2024, UACC exercised its option to repurchase the 2021-1 securitization debt for a total redemption price of $35.6 million.

The aggregate principal balance and the fair value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of June 30,		As of December 31,
	2024		2023
	Aggregate Principal Balance	Net Carrying Value	Aggregate Principal Balance	Net Carrying Value
United Auto Credit 2021-1	$—	$—	$38,951	$35,790
United Auto Credit 2022-2	93,209	80,388	125,072	111,379
United Auto Credit 2023-1	149,351	126,308	197,586	169,829
United Auto Credit 2024-1	351,133	316,121	—	—
Total finance receivables of CFEs	$593,693	$522,817	$361,609	$316,998

Financing of Beneficial Interests in Securitizations

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance asset-backed securities issued in its securitization transactions and held by UACC pursuant to applicable Risk Retention Rules. Under this facility, UACC sells such retained interests and agrees to repurchase them on a future date. In its initial transaction under this facility, UACC pledged $24.5 million of its retained beneficial interests as collateral, and received proceeds of $24.1 million, with expected repurchase dates ranging from March 2025 to September 2029. Following the completion of the 2024-1 securitization transaction, the Company pledged an additional $15.8 million of its retained beneficial interests as collateral under the Risk Retention Financing Facility, and received proceeds of $15.6 million, with expected repurchase dates ranging from August 2026 to November 2030 at the initial closing date. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lender, which will

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

reduce the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, UACC may be required to transfer cash or additional securities as pledged under this facility. At the termination of this agreement, UACC is obligated to return the amounts borrowed.

The outstanding balance of this facility, net of unamortized debt issuance costs, was $24.8 million and $15.4 million as of June 30, 2024 and December 31, 2023, respectively, and is included in "Long-term debt" on the condensed consolidated balance sheet. As of June 30, 2024 and December 31, 2023, the fair value of the collateral pledged under this facility was $25.0 million and $15.8 million, respectively.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In January 2022, the Company received a non-public civil investigative demand from the Federal Trade Commission (“FTC”), seeking the production of information related to certain of the Company's business practices and the Company responded to those information requests. On February 23, 2024, the FTC notified the Company that it has reason to believe that the Company violated Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a); the FTC's Mail, Internet, or Telephone Order Merchandise Rule, 16 C.F.R. Part 435; the FTC’s Used Motor Vehicle Trade Regulation Rule,16 C.F.R. Part 455; and the FTC’s Pre-Sale Availability Rule, 16 C.F.R. Part 702. On May 6, 2024, Vroom, Inc., and Vroom Automotive, LLC and the FTC reached an agreement to resolve the FTC’s allegations without any admission of wrongdoing by either Vroom entity, subject to final approval by the FTC and the court. Under the agreement, the Company will pay a total of $1 million in customer redress and abide permanently by an injunction. The FTC issued its final approval of the agreement on July 2, 2024, and a mutually-agreed upon order reflecting the agreement was entered by the Court on July 10, 2024. The case is captioned Federal Trade Commission v. Vroom, Inc. et al., Case No. 4:24-cv-02496.

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

12. Preferred Stock and Stockholders’ Equity

Preferred Stock

On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of June 30, 2024, there was no preferred stock issued or outstanding.

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

At-the-market Offering

On December 1, 2023, the Company entered into an equity distribution agreement with Virtu Americas LLC to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program (the "ATM offering"). As of June 30, 2024, the Company has up to $47.5 million remaining in aggregate gross proceeds that can be issued through the ATM offering.

13. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 37,739 shares of the Company’s common stock, (ii) an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030 of up to 4% of the shares of common stock outstanding on an as-converted basis on the last day of the immediately preceding fiscal year, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. As of June 30, 2024, the Company has registered an additional 209,299 shares of the Company's common stock to be issued pursuant to the 2020 Plan.

Effective as of June 13, 2024, the stockholders approved an amendment to the 2020 Plan to increase the number of authorized shares by 350,000 shares. As of June 30, 2024, there were 455,099 shares available for future issuance under the 2020 Plan.

On May 20, 2022, the Company adopted the 2022 Inducement Award Plan (the “Inducement Award Plan”). Awards under the Inducement Award Plan may only be granted to a newly hired employee who has not previously been an employee or a member of the Board or an employee who is being rehired following a bona fide period of non-employment by the Company, in each case as a material inducement to the employee’s entering into employment. An aggregate of 37,500 shares of the Company’s common stock are reserved for issuance under the Inducement Award Plan. As of June 30, 2024, there were 32,027 shares available for future issuance under the Inducement Award Plan.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RSUs

The Company recognized $2.4 million and $1.7 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2024 and 2023, respectively and $3.7 million and $3.3 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and December 31, 2023, the Company had $3.9 million and $4.5 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 0.8 and 1.1 years, respectively.

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

Items Measured at Fair Value on a Recurring Basis

The Company holds certain financial assets that are required to be measured at fair value on a recurring basis. Additionally, the Company elected the fair value option for the financial assets and liabilities of UACC’s 2022-2 and 2023-1 consolidated CFEs, beneficial interests in the 2022-1 securitization transaction, certain of UACC’s finance receivables that are ineligible to be sold, and certain other finance receivables held for sale. Under the fair value option allowable under ASC 825, “Financial Instruments” (“ASC 825”), the Company may elect to measure at fair value financial assets and liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$42,949	$—	$—	$42,949
CFE assets:
Finance receivables	—	—	292,533	292,533
Finance receivables at fair value	—	—	174,372	174,372
Other assets (beneficial interests in securitizations)	—	3,109	—	3,109
Total financial assets	$42,949	$3,109	$466,905	$512,963
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	199,754	—	199,754
Total financial liabilities	$—	$199,754	$—	$199,754

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$27,121	$—	$—	$27,121
CFE assets:
Finance receivables	—	—	316,998	316,998
Finance receivables at fair value	—	—	31,672	31,672
Other assets (beneficial interests in securitizations)	—	4,485	—	4,485
Total financial assets	$27,121	$4,485	$348,670	$380,276
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	314,095	—	314,095
Total financial liabilities	$—	$314,095	$—	$314,095

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

Financial assets and liabilities of CFEs: In accordance with ASC 825, the Company has elected the fair value option, for the eligible financial assets and liabilities of the 2022-2 and 2023-1 consolidated CFEs in order to mitigate potential accounting mismatches between the carrying value of the financial assets and liabilities. To eliminate potential measurement differences, the Company elected the measurement alternative included in ASC 810-30, allowing the Company to measure both the financial assets and liabilities of a qualifying CFE using the fair value of either the CFE’s financial assets or liabilities, whichever is more observable. Under the measurement alternative prescribed by ASC 810-30, the Company recognizes changes in the CFE’s net assets, including changes in fair value adjustments and net interest earned, in its condensed consolidated statements of operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value
Fair value as of January 1, 2024	$316,998	$31,672
Transfer within Level 3 categories	55,320	(55,320)
Losses included in realized and unrealized losses	(29,498)	(9,846)
Issuances, net of discount	—	233,257
Paydowns	(58,089)	(26,462)
Other	7,802	1,071
Fair value as of June 30, 2024	$292,533	$174,372

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value
Fair value as of January 1, 2023	$77,904	$75,270
Reclassification of finance receivables held for sale to finance receivables at fair value, net	248,081	—
Transfer within Level 3 categories	25,718	(25,718)
Consolidation of VIEs	180,706	—
Losses included in realized and unrealized losses	(37,890)	(1,396)
Issuances, net of discount	—	3,392
Paydowns	(77,007)	(14,883)
Other	12,510	1,010
Fair value as of June 30, 2023	$430,022	$37,675

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis. During the three and six months ended June 30, 2024, there were no transfer between levels of the fair value hierarchy. During the six months ended June 30, 2023, $180.7 million of finance receivables related to the 2022-2 securitization transaction were consolidated and classified as Level 3 and $248.1 million of finance receivables held for sale related to the 2023-1 securitization transaction were reclassified to Level 3 finance receivables of consolidated CFEs.

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Realized and unrealized losses, net of recoveries" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Financial Assets
Finance receivables of CFEs	$10,660	$21,988	$26,544	$31,885
Finance receivables at fair value	1,074	(10)	6,000	(1,422)
Beneficial interests in securitizations	(82)	261	(92)	922
Financial Liabilities
Debt of securitized VIEs	(1,938)	(6,029)	(4,486)	(7,251)
Total net loss included in "Realized and unrealized losses, net of recoveries"	$9,714	$16,210	$27,966	$24,134

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of June 30, 2024	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$337,501	$197,695
Aggregate fair value of finance receivables that are reported at fair value	$292,533	$174,372
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$5,799	$1,260
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$4,973	$900

As of December 31, 2023	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$361,609	$36,207
Aggregate fair value of finance receivables that are reported at fair value	$316,998	$31,672
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$6,700	$717
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,921	$544

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of June 30, 2024	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$207,413
Aggregate fair value of rated notes of securitized VIEs	$199,754

As of December 31, 2023	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$318,085
Aggregate fair value of rated notes of securitized VIEs	$314,095

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fair Value of Financial Instruments Not Carried at Fair Value

The carrying amounts of restricted cash and other liabilities approximate fair value due to their short-term nature. The carrying value of the Warehouse Credit Facilities was determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period.

Finance receivables held for sale, net: For finance receivables eligible to be sold in a securitization, the Company determines the fair value of these finance receivables utilizing sales prices based on estimated securitization transactions, adjusted for transformation costs, risk and a normal profit margin associated with securitization transactions. Such fair value measurement of finance receivables held for sale, net is considered Level 3 of the fair value hierarchy. As of June 30, 2024, the carrying value and fair value of the finance receivables held for sale, net were $362.3 million. As of December 31, 2023, the Company determined that all of these finance receivables should be marked to their fair value of $468.8 million based on the results of the Company's lower of amortized cost basis or fair value analysis.

In addition, from time to time the Company may mark certain receivables, that are no longer eligible to be sold in a securitization, classified as held for sale to fair value on a non-recurring basis. As of June 30, 2024 and December 31, 2023, there were $51.4 million and $34.8 million of these finance receivables that were marked to fair value on a non-recurring basis, respectively. These are finance receivables that became delinquent and no longer meet the expected securitization sales criteria. The Company uses a discounted cash flow model to estimate the present value of future recoveries for finance receivables. Such fair value measurement of finance receivables held for sale, net is considered Level 3 of the fair value hierarchy.

Convertible Senior Notes: The fair value of the Notes, which are not carried at fair value on the accompanying condensed consolidated balance sheets, was determined utilizing actual bids and offer prices of the Notes in markets that are not active and are classified within Level 2 of the fair value hierarchy.

	June 30,	December 31,
	2024	2023
Carrying value	$287,550	$286,800
Fair value	$145,244	$152,506

Securitization Debt: The fair value of the 2024-1 securitization debt, which is not carried at fair value on the accompanying condensed consolidated balance sheets, was determined utilizing non-binding quoted prices provided by broker dealers, as discussed above, and classified as Level 2 of the fair value hierarchy.

June 30,
2024
Carrying value	$272,362
Fair value	$274,721

Financing of beneficial interests in securitizations: The fair value of the financing of beneficial interests in securitizations, which are not carried at fair value on the accompanying condensed consolidated balance sheets, approximated their carrying value as of June 30, 2024 and 2023 and are classified within Level 3 of the fair value hierarchy.

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the accompanying consolidated balance sheets, approximated their carrying value as of June 30, 2024 and 2023 and are classified within Level 3 of the fair value hierarchy.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews Adjusted EBITDA for each of the reportable segments. Adjusted EBITDA is defined as net loss before interest expense on corporate debt, interest income on cash and cash equivalents, income tax expense, depreciation and amortization expense, stock compensation expense, severance expense related to the continuing operations, gain on debt extinguishment and long-lived asset impairment charges, incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of June 30, 2024 and December 31, 2023, long-lived assets were predominantly located in the United States.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended June 30,
	2024				2023
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$52,389	$—	$(527)	$51,862	$47,531	$—	$(536)	$46,995

Interest expense:
Warehouse credit facility	6,986	—	—	6,986	3,658	—	—	3,658
Securitization debt	7,995	—	—	7,995	5,981	—	—	5,981
Total interest expense	14,981	—	—	14,981	9,639	—	—	9,639
Net interest income	37,408	—	(527)	36,881	37,892	—	(536)	37,356

Realized and unrealized losses, net of recoveries	19,582	—	(853)	18,729	20,386	—	2,801	23,187
Net interest income after losses and recoveries	17,826	—	325	18,152	17,506	—	(3,337)	14,169

Noninterest income:
Servicing income	1,587	—	—	1,587	2,551	—	—	2,551
Warranties and GAP income (loss), net	1,640	—	(262)	1,378	1,478	—	(727)	751
CarStory revenue	—	2,913	—	2,913	—	3,224	—	3,224
Gain on debt extinguishment	—	—	—	—	—	—	10,931	10,931
Other income	2,098	190	853	3,141	977	93	2,001	3,071
Total noninterest income	5,325	3,103	591	9,019	5,006	3,317	12,205	20,528

Expenses:
Compensation and benefits	20,539	2,461	4,176	27,176	16,392	2,420	2,529	21,341
Professional fees	575	80	833	1,488	1,028	113	1,303	2,444
Software and IT costs	2,605	21	1,410	4,036	2,974	171	1,659	4,804
Depreciation and amortization	5,630	1,602	—	7,232	5,582	1,608	—	7,190
Interest expense on corporate debt	629	—	920	1,549	436	—	1,091	1,527
Other expenses	3,054	55	1,852	4,961	1,841	152	2,578	4,571
Total expenses	33,032	4,219	9,191	46,442	28,253	4,464	9,160	41,877

Adjusted EBITDA	$(2,824)	$372	$(5,089)	$(7,541)	$291	$634	$(11,244)	$(10,319)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended June 30,
	2024				2023
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$103,930	$—	$(991)	$102,939	$82,830	$—	$(1,467)	$81,363

Interest expense:
Warehouse credit facility	16,457	—	—	16,457	6,757	—	—	6,757
Securitization debt	12,864	—	—	12,864	10,326	—	—	10,326
Total interest expense	29,321	—	—	29,321	17,083	—	—	17,083
Net interest income	74,609	—	(991)	73,618	65,747	—	(1,467)	64,280

Realized and unrealized losses, net of recoveries	47,343	—	2,205	49,548	32,658	—	6,257	38,915
Net interest income after losses and recoveries	27,266	—	(3,196)	24,070	33,089	—	(7,724)	25,365

Noninterest (loss) income:
Servicing income	3,606	—	—	3,606	5,405	—	—	5,405
Warranties and GAP income (loss), net	3,250	—	(11,514)	(8,264)	3,681	—	(95)	3,586
CarStory revenue	—	5,892	—	5,892	—	6,394	—	6,394
Gain on debt extinguishment	—	—	—	—	—	—	19,640	19,640
Other income	4,568	363	994	5,925	2,031	141	3,931	6,103
Total noninterest (loss) income	11,424	6,255	(10,520)	7,159	11,117	6,535	23,476	41,128

Expenses:
Compensation and benefits	39,327	4,675	7,284	51,286	34,928	4,821	4,813	44,562
Professional fees	1,451	202	3,178	4,831	3,569	290	3,559	7,417
Software and IT costs	5,702	188	2,768	8,658	5,679	345	4,025	10,050
Depreciation and amortization	11,651	3,207	—	14,858	11,209	3,213	—	14,422
Interest expense on corporate debt	1,100	—	1,840	2,940	633	—	2,234	2,867
Impairment charges	2,752	—	—	2,752	—	—	—	—
Other expenses	5,577	173	3,666	9,416	4,261	301	5,211	9,773
Total expenses	67,561	8,444	18,735	94,741	60,279	8,969	19,842	89,091

Adjusted EBITDA	$(12,970)	$930	$(27,654)	$(39,694)	$(4,177)	$1,201	$(23,644)	$(26,620)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The reconciliation between reportable segment Adjusted EBITDA to consolidated net loss from continuing operations is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA by Segment
UACC	$(2,824)	$291	$(12,970)	$(4,177)
CarStory	372	634	930	1,201
Corporate	(5,089)	(11,244)	(27,654)	(23,644)
Total	$(7,541)	$(10,319)	$(39,694)	$(26,620)

Interest expense on corporate debt	(1,549)	(1,527)	(2,940)	(2,867)
Interest income on cash and cash equivalents	1,182	2,594	2,187	5,019
Provision for income taxes	167	(286)	(269)	(337)
Depreciation and amortization	(7,232)	(7,190)	(14,858)	(14,422)
Stock compensation expense	(2,446)	(1,669)	(3,770)	(3,348)
Gain on debt extinguishment	—	10,931	—	19,640
Severance	(1,685)	—	(1,685)	—
Impairment charges	—	—	(2,752)	—
Net loss from continuing operations	$(19,104)	$(7,466)	$(63,781)	$(22,935)

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

The Company’s effective tax rate from continuing operations for the three months ended June 30, 2024 and 2023 was 0.87% and (3.98)%, respectively. The Company’s effective tax rate from continuing operations for the six months ended June 30, 2024 and 2023 was (0.42)% and (1.49)%, respectively.

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

The Company has not identified any uncertain tax positions as of June 30, 2024 or December 31, 2023. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock buybacks, and significant tax incentives for

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

energy and climate initiatives, among other provisions. The Company evaluated the provisions included under the IRA and the provisions do not have a material impact to the Company's condensed consolidated financial statements.

17. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Net loss from continuing operations	$(19,104)	$(7,466)	$(63,781)	$(22,935)
Net loss from discontinued operations	$(2,084)	$(58,573)	$(25,025)	$(117,844)
Net loss	$(21,188)	$(66,039)	$(88,806)	$(140,779)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,800,486	1,739,336	1,797,394	1,735,486
Net loss per share attributable to common stockholders, continuing operations, basic and diluted	$(10.61)	$(4.29)	$(35.49)	$(13.22)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted	$(1.16)	$(33.68)	$(13.92)	$(67.90)
Total net loss per share attributable to common stockholders, basic and diluted	$(11.77)	$(37.97)	$(49.41)	$(81.12)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of June 30,
	2024	2023
Convertible senior notes	64,830	74,203
Stock options	25,911	32,040
Restricted stock units	134,738	178,145
Total	225,479	284,388

18. Revised Consolidated Financial Statements Information

In March 2024, in connection with the Ecommerce Wind-Down, the Company identified errors related to an overstatement of credit balances in other current liabilities and accounts payable as of and prior to December 31, 2023. The Company incorrectly recorded approximately $1.4 million of other current liabilities and $4.1 million of accounts payable, instead of a reduction in operating expenses of $5.5 million, of which $4.6 million related to annual periods prior to 2023. The Company evaluated the impact of these errors and concluded that they are not material to any previously issued annual or interim consolidated financial statements. As a result of these errors, the Company has revised the consolidated financial statements for the three and six months ended June 30, 2023 and as of December 31, 2023 and 2022 and for the years then ended. The Company intends to reflect these revisions in its 2024 Quarterly Reports to be filed on Form 10-Q and 2024 Annual Report to be filed on Form 10-K.

The following table (in thousands) sets forth the Company’s consolidated results of operations for the three and six months ended June 30, 2023 and the years ended December 31, 2023 and 2022, which have been retrospectively adjusted for the impact of the immaterial errors identified as well as new financial statement presentation and discontinued operations presentation related to the Ecommerce Wind-Down.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended June 30, 2023
	As Reported	Adjustments	Discontinued Operations	Presentation Reclasses (1)	As Recasted and Revised
Total revenue	$225,178	$—	$(171,308)	$(53,869)	$—
Total cost of sales	179,177	—	(169,332)	(9,845)	—
Total gross profit	46,001	—	(1,976)	(44,024)	—

Selling, general and administrative expenses	86,955	(280)	(54,558)	(32,117)	—
Depreciation and amortization	10,304		(3,114)	(7,190)	—
Impairment charges	1,353		(1,353)
Loss from operations	(52,611)	280	57,049	(4,717)	—

Gain on debt extinguishment	(10,931)			10,931	—
Interest expense	8,938		(3,752)	(5,186)	—
Interest income	(4,921)		2,328	2,593	—
Other loss, net	20,236			(20,236)	—

Interest income				46,995	46,995

Total interest expense				9,639	9,639

Net interest income				37,356	37,356

Realized and unrealized losses, net of recoveries				23,187	23,187
Net interest income after losses and recoveries				14,169	14,169

Total noninterest (loss) income				20,528	20,528

Total expenses				41,877	41,877

Loss before provision (benefit) for income taxes	(65,933)	280	58,473	(7,180)	(7,180)
Provision (benefit) for income taxes	385		(99)		286
Net loss from continuing operations					(7,466)
Net loss from discontinued operations					(58,573)
Total net loss	$(66,318)	$280			$(66,039)

Net loss per share attributable to common stockholders, continuing operations, basic and diluted					(4.29)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted					(33.68)
Total net loss per share attributable to common stockholders, basic and diluted	$(38.13)				$(37.97)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,739,336				1,739,336

(1) Reflects revised presentation as a result of the Ecommerce Wind-Down.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Six Months Ended June 30, 2023
	As Reported	Adjustments	Discontinued Operations	Presentation Reclasses (1)	As Recasted and Revised
Total revenue	$421,645	$—	$(324,748)	$(96,896)	$—
Total cost of sales	336,839	—	(318,889)	(17,950)	—
Total gross profit	84,806	—	(5,859)	(78,946)	—

Selling, general and administrative expenses	183,492	(583)	(112,227)	(70,682)	—
Depreciation and amortization	20,835		(6,413)	(14,422)	—
Impairment charges	1,353		(1,353)		—
Loss from operations	(120,874)	583	114,134	6,158	—

Gain on debt extinguishment	(19,640)			19,640	—
Interest expense	18,857		(9,233)	(9,624)	—
Interest income	(10,863)		5,845	5,018	—
Other loss, net	31,476			(31,476)	—

Interest income				81,363	81,363

Total interest expense				17,083	17,083

Net interest income				64,280	64,280

Realized and unrealized losses, net of recoveries				38,915	38,915
Net interest income after losses and recoveries				25,365	25,365

Total noninterest (loss) income				41,128	41,128

Total expenses				89,091	89,091

Loss before provision (benefit) for income taxes	(140,704)	583	117,522	(22,598)	(22,598)
Provision (benefit) for income taxes	658		(321)		337
Net loss from continuing operations					(22,935)
Net loss from discontinued operations					(117,844)
Total net loss	$(141,362)	$583			$(140,779)

Net loss per share attributable to common stockholders, continuing operations, basic and diluted					(13.22)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted					(67.90)
Total net loss per share attributable to common stockholders, basic and diluted	$(81.45)				$(81.12)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,735,486				1,735,486

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	As of December 31, 2022
	As Reported	Adjustments	Discontinued Operations	Presentation Reclasses (1)	As Recasted and Revised
ASSETS
Current Assets:
Cash and cash equivalents	$398,915				$398,915
Restricted cash	73,095				73,095
Accounts receivable, net of allowance	13,967		(13,046)	(921)	0
Finance receivables at fair value	12,939			(12,939)	—
Finance receivables held for sale, net	321,626				321,626
Inventory	320,648		(320,648)		—
Beneficial interests in securitizations	20,592				20,592
Prepaid expenses and other current assets	58,327		(28,552)	(29,775)	0
Total current assets	1,220,109	—	(362,246)	(43,635)	814,228
Finance receivables at fair value	140,235			12,939	153,174
Property and equipment, net	50,201		(45,735)		4,466
Intangible assets, net	158,910				158,910
Operating lease right-of-use assets	23,568		(21,015)		2,553
Interest receivable				7,242	7,242
Other assets	26,004		(3,246)	23,454	46,212
Assets from discontinued operations			432,242		432,242
Total assets	$1,619,027	$—	$—	$—	$1,619,027
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$34,702	$(3,310)	$(14,523)	$(16,869)	$0
Accrued expenses	76,795		(47,062)	(29,733)	(0)
Vehicle floorplan	276,988		(276,988)		—
Warehouse credit facilities of consolidated VIEs	229,518				229,518
Current portion of long-term debt	47,239			(47,239)	—
Deferred revenue	10,655		(10,655)		—
Operating lease liabilities, current	9,730		(7,352)	(2,378)	(0)
Other current liabilities	17,693	(1,283)	(9,966)	(6,444)	0
Total current liabilities	703,320	(4,592)	(366,547)	(102,663)	229,518
Long-term debt, net of current portion	402,154			47,239	449,393
Operating lease liabilities, excluding current portion	20,129		(17,276)	2,378	5,231
Other long-term liabilities	18,183			53,046	71,229
Liabilities from discontinued operations			383,823		383,823
Total liabilities	1,143,786	(4,592)	—	—	1,139,194
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2023 and 2022; 1,791,286 and 1,727,525 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2				2
Additional paid-in-capital	2,075,931				2,075,931
Accumulated deficit	(1,600,692)	4,592			(1,596,100)
Total stockholders’ equity	475,241	4,592	—	—	479,833
Total liabilities and stockholders’ equity	$1,619,027	$—	$—	$—	$1,619,027

(1) Reflects revised presentation as a result of the Ecommerce Wind-Down.

There is no impact to our Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and years ended December 31, 2023 and 2022 other than the impact to accumulated deficit as a result of the changes in net loss as presented above and as a result of impacts for periods prior to 2023 to opening accumulated deficit as of December 31, 2022.

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

Recent Events

Value Maximization Plan

On January 22, 2024, we announced that our Board had approved the Value Maximization Plan, pursuant to which we discontinued our ecommerce operations and wound down our used vehicle dealership business in order to preserve liquidity and enable us to maximize stakeholder value through our remaining businesses. We have ceased transacting through vroom.com, completed transactions for customers who had previously contracted with us to purchase or sell a vehicle, halted purchases of additional vehicles, sold substantially all of our used vehicle inventory through wholesale channels and paid off our 2022 Vehicle Floorplan Facility. We continue to take other actions to maximize stakeholder value by seeking to monetize our legacy ecommerce platform, reduce our outstanding commitments and preserve our liquidity, and have executed a reduction-in-force commensurate with our reduced operations. On March 29, 2024, we substantially completed the wind-down of our ecommerce operations and used vehicle dealership business (the "Ecommerce Wind-Down"), however, we may incur additional wind-down costs through the end of 2024.

We also own and operate UACC, a leading automotive finance company that offers vehicle financing to consumers through third-party dealers under the UACC brand, and CarStory, an artificial intelligence ("AI")-powered analytics and digital services platform for automotive retail. The UACC and CarStory businesses continue to serve their third-party customers, with their operations substantially unaffected by the Ecommerce Wind-Down. We will seek to grow and enhance the profitability of the UACC and CarStory businesses going forward.

As a result of the Value Maximization Plan, we estimate that we will incur total cash charges during 2024 of approximately $15.8 million for severance and other personnel-related costs, with $15.6 million incurred during the six months ended June 30, 2024, and approximately $13.7 million in contract and lease termination costs, with $13.5 million settled during the six months ended June 30, 2024. As part of a planned reduction-in-force under the Value Maximization Plan, approximately 800 employees were impacted by the wind-down, resulting in a reduction of approximately 93% of the employees not engaged in UACC’s or CarStory’s ongoing operations.

2024-1 Securitization Transaction

During the three months ended June 30, 2024, UACC sold approximately $300.0 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust established and sponsored by UACC for proceeds of $297.2 million. The trust is collateralized by finance receivables with an aggregate principal balance of $380.1 million as of April 30, 2024. These finance receivables are serviced by UACC. As a result of market conditions, UACC retained the residual interests, which required us to account for the 2024-1 securitization as secured borrowings and remain on balance sheet pending the sale of such retained interests. We also pledged an additional $15.8 million of our retained beneficial interest in the 2024-1 securitization transaction as collateral under the Risk Retention Financing Facility, and received proceeds of $15.6 million, with expected repurchase dates ranging from August 2026 to November 2030 at the initial closing date.

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

UACC, which has been engaged in automotive finance since 1996, currently offers financing services to a nationwide network of thousands of independent motor vehicle dealers and manufacturer-franchised dealers in 49 states, and we seek to optimize that network over time. UACC enables these dealers to finance their customers' purchases of new and used automobiles, medium and light duty trucks and vans with competitive financing terms. The credit programs offered by UACC are primarily designed to serve consumers who have limited access to traditional motor vehicle financing.

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting, and servicing capabilities. UACC services the retail installment sales contracts it originates or purchases and will continue to service the contracts it originated or purchased for customers of Vroom’s former ecommerce business. Because UACC focuses primarily on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. As of June 30, 2024, UACC serviced a portfolio of approximately 82,000 retail installment sales contracts with an aggregate principal outstanding balance of $1.1 billion.

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

We calculate Adjusted EBITDA as EBITDA adjusted to exclude stock compensation expense, severance expense related to the continuing operations, gain on debt extinguishment and long-lived asset impairment charges.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net loss from continuing operations, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net loss from continuing operations	$(19,104)	$(7,466)	$(63,781)	$(22,935)
Adjusted to exclude the following:
Interest expense on corporate debt	1,549	1,527	2,940	2,867
Interest income on cash and cash equivalents	(1,182)	(2,594)	(2,187)	(5,019)
Provision for income taxes	(167)	286	269	337
Depreciation and amortization	7,232	7,190	14,858	14,422
EBITDA	$(11,672)	$(1,057)	$(47,901)	$(10,328)
Stock compensation expense	2,446	1,669	$3,770	$3,348
Severance	1,685	—	$1,685	—
Gain on debt extinguishment	—	(10,931)	—	(19,640)
Impairment charges	—	—	2,752	—
Adjusted EBITDA	$(7,541)	$(10,319)	$(39,694)	$(26,620)

Key Factors and Trends Affecting our Operating Results

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors and trends, including the following:

Ability to manage credit losses

While credit losses are inherent in the automotive finance receivables business, several variables have affected UACC’s recent loss and delinquency rates, including rising interest rates, the current inflationary environment and vehicle depreciation. UACC is currently experiencing higher loss severity and higher losses on its finance receivables, which has negatively impacted the fair value of our finance receivables and the losses recognized for the six months ended June 30, 2024 and are expected to continue to negatively impact our business for the remainder of 2024. UACC primarily operates in the non-prime sector of the market which tends to have more volatility. In 2020 and 2021, COVID related stimulus and used vehicle appreciation resulted in significantly lower delinquencies and subsequent losses. In late 2022 and 2023, delinquencies and loss rates rose as a result of the aforementioned factors and, in response, we implemented changes to our credit program, such as tightening credit, which is starting to return our delinquencies and expected portfolio performance on those vintages to normalized levels. We also intend to leverage CarStory data to improve VIN-level valuations to support underwriting decisions and servicing operations. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity.

Enhance profitability at UACC

In addition to higher credit losses, UACC’s ability to achieve profitability has been negatively affected by increased operating expenses and productivity challenges. Also, we have identified vulnerabilities in certain IT systems and determined additional investment will be needed to update and secure those systems. We are undertaking a number of initiatives designed to reduce operating expenses, introduce improved processes, and reporting metrics across UACC’s operations, invest in IT systems, improve origination and servicing productivity, and leverage CarStory data to improve underwriting and servicing performance. We intend to grow UACC’s business profitably by reducing credit losses, increasing UACC’s market share, and streamlining its operations.

Ability to continue to access capital

UACC has four Warehouse Credit Facilities, which are primarily used to finance the origination of finance receivables as well as to provide funding for general operating activities. UACC has also developed a securitization program that involves selling finance receivables to securitization trusts through the private issuance of asset-backed securities which are collateralized by the finance receivables.

The success of UACC's business is highly dependent on the ability to continue to access capital through both its warehousing arrangements and securitization program. As a result of high interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity. Certain advance rates available to UACC on borrowings from UACC’s four senior secured warehouse credit facility agreements (the “Warehouse Credit Facilities”) have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity. Currently, all four Warehouse Credit Facilities expire in 2025. We have commenced discussions with our lenders to extend the terms beyond the current expiration dates and, consistent with prior periods, expect those facilities to be amended and renewed. See Part II, Item 1A Risk Factors—We may not generate sufficient liquidity to operate our business, and, UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business.

In addition, due to UACC's increased credit losses, UACC may not be able to securitize its loan portfolio on favorable terms, or may not be able to sell the subordinate notes or residual certificates issued in its securitizations at a favorable price or at all. As a result of market conditions at the time, UACC retained the residual interests for the 2023-1 and 2024-1 securitization transactions.

Ability to optimize our dealer network to increase vehicle finance offerings

We intend to moderately grow our automotive financing business while focusing on achieving profitability. UACC will seek to optimize its dealer network over time. UACC provides funding that allows independent motor vehicle dealers and manufacturer-franchised dealers to finance vehicles for their customers. Currently, UACC serves a nationwide network of thousands of dealers in 49 states. UACC's credit programs are primarily designed to serve consumers in the non-prime market, who have limited access to traditional vehicle financing, although UACC intends to expand its offerings across a broader range of the credit spectrum going forward and has launched a pilot program for near-prime consumers. We also intend to drive dealer and customer engagement through technology innovations.

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

Macroeconomic Factors

Both the United States and global economies are experiencing a sustained inflationary environment and the Federal Reserve’s efforts to tame inflation have led to increased interest rates, which affects automotive finance rates and our borrowing rates, reducing discretionary spending and making vehicle financing more costly and less accessible to many consumers. In December 2023, the Federal Reserve announced that it expects to cut interest rates in 2024; however, based on the July 2024 meeting, they announced they are holding the rates steady until inflation retreats. It is too soon to know when and to what degree rates may be cut and the impact it may have on the economy. Moreover, geopolitical conflicts and war, including those in Europe and the Middle East, have increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets. A significant escalation or expansion of economic disruption could continue to impact consumer spending, broaden inflationary costs, and could have a material adverse effect on our results of operations. We will continue to actively monitor and develop responses to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our business for the remainder of 2024.

Results of Operations

The following table presents our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	$ Change	2024	2023	$ Change
Interest income	$51,862	$46,995	$4,867	$102,939	$81,363	$21,576

Interest expense:
Warehouse credit facility	6,986	3,658	3,328	16,457	6,757	9,700
Securitization debt	7,995	5,981	2,014	12,864	10,326	2,538
Total interest expense	14,981	9,639	5,342	29,321	17,083	12,238
Net interest income	36,881	37,356	(475)	73,618	64,280	9,338

Realized and unrealized losses, net of recoveries	18,729	23,187	(4,458)	49,548	38,915	10,633
Net interest income after losses and recoveries	18,152	14,169	3,983	24,070	25,365	(1,295)

Noninterest income:
Servicing income	1,587	2,551	(964)	3,606	5,405	(1,799)
Warranties and GAP income (loss), net	1,378	751	627	(8,264)	3,586	(11,850)
CarStory revenue	2,913	3,224	(311)	5,892	6,394	(502)
Gain on debt extinguishment	—	10,931	(10,931)	—	19,640	(19,640)
Other income	3,141	3,071	70	5,925	6,103	(178)
Total noninterest income	9,019	20,528	(11,509)	7,159	41,128	(33,969)

Expenses:
Compensation and benefits	27,176	21,341	5,835	51,286	44,562	6,724
Professional fees	1,488	2,444	(956)	4,831	7,417	(2,586)
Software and IT costs	4,036	4,804	(768)	8,658	10,050	(1,392)
Depreciation and amortization	7,232	7,190	42	14,858	14,422	436
Interest expense on corporate debt	1,549	1,527	22	2,940	2,867	73
Impairment charges	—	—	—	2,752	—	2,752
Other expenses	4,961	4,571	390	9,416	9,773	(357)
Total expenses	46,442	41,877	4,565	94,741	89,091	5,650

Loss from continuing operations before provision for income taxes	(19,271)	(7,180)	(12,091)	(63,512)	(22,598)	(40,914)
(Benefit) provision for income taxes from continuing operations	(167)	286	(453)	269	337	(68)
Net loss from continuing operations	$(19,104)	$(7,466)	$(11,638)	$(63,781)	$(22,935)	$(40,846)
Net loss from discontinued operations	$(2,084)	$(58,573)	$56,489	$(25,025)	$(117,844)	$92,819
Net loss	$(21,188)	$(66,039)	$44,851	$(88,806)	$(140,779)	$51,973

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

Three Months Ended June 30, 2024 and 2023

UACC

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands)
Interest income	$52,389	$47,531	$4,858	10.2%

Interest expense:
Warehouse credit facility	6,986	3,658	3,328	91.0%
Securitization debt	7,995	5,981	2,014	33.7%
Total interest expense	14,981	9,639	5,342	55.4%
Net interest income	37,408	37,892	(484)	(1.3)%

Realized and unrealized losses, net of recoveries	19,582	20,386	(804)	(3.9)%
Net interest income after losses and recoveries	17,826	17,506	320	1.8%

Noninterest income:
Servicing income	1,587	2,551	(964)	(37.8)%
Warranties and GAP income, net	1,640	1,478	162	11.0%
Other income	2,098	977	1,121	114.7%
Total noninterest income	5,325	5,006	319	6.4%

Expenses:
Compensation and benefits	20,539	16,392	4,147	25.3%
Professional fees	575	1,028	(453)	(44.1)%
Software and IT costs	2,605	2,974	(369)	(12.4)%
Depreciation and amortization	5,630	5,582	48	0.9%
Interest expense on corporate debt	629	436	193	44.2%
Other expenses	3,054	1,841	1,213	65.9%
Total expenses	33,032	28,253	4,779	16.9%

Adjusted EBITDA	$(2,824)	$291	$(3,115)	(1,070.4)%

Interest income on cash and cash equivalents	$(560)	$(506)	(54)	10.7%
Stock compensation expense	$865	$519	346	66.8%

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

For securitization transactions that are accounted as a sale of finance receivables in accordance with ASC Topic 860, Transfers and Servicing of Financial Assets ("ASC 860"), we recognize a gain on sale of finance receivables. There were no securitizations which were accounted for as sales in the periods presented.

Interest income increased $4.9 million, or 10.2%, to $52.4 million for the three months ended June 30, 2024 from $47.5 million for the three months ended June 30, 2023. This increase was primarily a result of new originations, which increased the loan portfolio to $880.6 million as of June 30, 2024 from $757.7 million as of June 30, 2023. The increase in interest income was partially offset by lower amortization of discount income during the three months ended June 30, 2024 as a result of a lower balance of finances receivables held for investment measured at fair value, with discount being amortized, as compared to finance receivables held for sale with discount deferred until receivables are sold. The outstanding balance of finance receivables held for investment at fair value was $254.5 million as of June 30, 2024, as compared to $467.7 million as of June 30, 2023. The outstanding balance of finance receivables held for sale was $626.1 million as of June 30, 2024, as compared to $290.0 million as of June 30, 2023.

Interest expense

Interest expense primarily includes interest expense on UACC's Warehouse Credit Facilities, interest expense incurred on securitization debt, and interest expense on financing of beneficial interests in securitizations.

Interest expense increased $5.3 million or 55.4% to $15.0 million for the three months ended June 30, 2024 from $9.6 million for the three months ended June 30, 2023, primarily as a result of higher interest expense incurred on the Warehouse Credit Facilities, which increased $3.3 million to $7.0 million for the three months ended June 30, 2024 from $3.7 million for the three months ended June 30, 2023 as well as higher interest expense incurred on securitization debt, which increased $2.0 million to $8.0 million for the three months ended June 30, 2024 from $6.0 million for the three months ended June 30, 2023. The increase of interest expense incurred on the Warehouse Credit Facilities is attributable to a higher outstanding balance of $270.8 million as of June 30, 2024 as compared to $177.9 million as of June 30, 2023, due to financing the larger finance receivable portfolio and an increase in the weighted average interest rates, which increased from 7.00% to 7.19%. The increase of interest expense incurred on securitization debt is attributable to a higher outstanding balance of $472.1 million as of June 30, 2024 as compared to $417.0 million as of June 30, 2023 as well as overall higher interest rates.

Realized and unrealized losses, net of recoveries

Realized and unrealized losses, net of recoveries, primarily represents charge-offs of finance receivables held-for-sale, changes in the fair value of finance receivables for which the fair value option was selected under ASC 825, changes in the valuation allowance on the held-for-sale portfolio, changes in the fair value of securitization debt accounted in accordance with the measurement alternative under ASC 810-30, changes in the fair value of beneficial interest, as well as collection expenses related to servicing finance receivables.

Realized and unrealized losses, net of recoveries, decreased $0.8 million or 3.9% to $19.6 million for the three months ended June 30, 2024 from $20.4 million for the three months ended June 30, 2023, driven by slightly lower default rates.

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

Servicing income decreased by $1.0 million or 37.8% to $1.6 million for the three months ended June 30, 2024 from $2.6 million for the three months ended June 30, 2023, primarily driven by a lower balance of the 2022-1 securitization, which is accounted for as an off-balance sheet securitization.

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

Warranties and GAP income remained relatively consistent at $1.6 million for the three months ended June 30, 2024 as compared to $1.5 million for the three months ended June 30, 2023.

Other Income

Other income increased $1.1 million or 114.7% to $2.1 million for the three months ended June 30, 2024 from $1.0 million for the three months ended June 30, 2023, primarily driven by higher income related to acquisition fees for originations of finance receivables at fair value, which is recognized in the period the finance receivable is originated.

Compensation and benefits

Compensation and benefits increased $4.1 million or 25.3% to $20.5 million for the three months ended June 30, 2024 from $16.4 million for the three months ended June 30, 2023. The increase was primarily a result of the following: retention bonuses granted to retain key employees; allocation of incremental data and technology departments' time to UACC as a result of a shift in focus of the business; severance expense related to the termination of certain UACC employees; and a decrease in deferred acquisition costs as a result of accounting for the origination of all new finance receivables at fair value, with acquisition costs being expensed in the period incurred rather than deferred.

Professional fees

Professional fees decreased $0.5 million or 44.1% to $0.6 million for the three months ended June 30, 2024 from $1.0 million for the three months ended June 30, 2023, primarily as a result of higher professional fees incurred during the first quarter of 2023 as a result of the completion of the 2023-1 securitization transaction, as the 2023-1 securitization debt is carried at fair value the associated debt issuance costs were expensed as incurred. As the 2024-1 securitization debt is carried at amortized costs, the associated debt issuance costs are capitalized and amortized over the life of the debt.

Other expenses

Other expenses increased $1.2 million or 65.9% to $3.1 million for the three months ended June 30, 2024 from $1.8 million for the three months ended June 30, 2023, primarily as a result of a loss on the repurchase of the non-investment grade securities related to the 2022-2 securitization transaction, a decrease in deferred acquisition costs as a result of accounting for the origination of all new finance receivables at fair value, with acquisition costs being expensed in the period incurred rather than deferred, and an increase in dealer equity program expense.

Adjusted EBITDA

Adjusted EBITDA loss increased $3.1 million to $2.8 million for the three months ended June 30, 2024 from income of $0.3 million for the three months ended June 30, 2023, primarily as a result of the $4.8 million increase in expenses, including compensation and benefits, professional fees, and other expenses, as discussed above.

CarStory

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands)
Noninterest income:
CarStory revenue	$2,913	$3,224	$(311)	(9.6)%
Other income	190	93	97	104.3%
Total noninterest income	3,103	3,317	(214)	(6.5)%

Expenses:
Compensation and benefits	2,461	2,420	41	1.7%
Professional fees	80	113	(33)	(29.3)%
Software and IT costs	21	171	(150)	(87.7)%
Depreciation and amortization	1,602	1,608	(6)	(0.4)%
Other expenses	55	152	(97)	(63.8)%
Total expenses	4,219	4,464	(245)	(5.5)%

Adjusted EBITDA	$372	$634	$(262)	(41.3)%

Interest income on cash and cash equivalents	$(190)	$(88)	(102)	116.9%
Stock compensation expense	$76	$261	(185)	(71.0)%

CarStory revenue

CarStory generates advertiser, publisher and other user service revenue by offering its AI-powered analytics and digital retailing services to dealers, automotive financial services companies and others in the automotive industry, which use CarStory’s solutions to enhance their customer experience and drive increased vehicle purchases.

CarStory revenue decreased $0.3 million or 9.6% to $2.9 million for the three months ended June 30, 2024 from $3.2 million for the three months ended June 30, 2023, primarily as a result of a change in the scope of service and data provided to our customers.

Adjusted EBITDA

Adjusted EBITDA decreased $0.3 million or 41.3% to $0.4 million for the three months ended June 30, 2024 as compared to $0.6 million for the three months ended June 30, 2023.

Corporate

	Three Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands)
Interest income	$(527)	$(536)	$9	1.7%

Realized and unrealized losses, net of recoveries	(853)	2,801	(3,654)	(130.4)%
Net interest income after losses and recoveries	325	(3,337)	3,663	109.8%

Noninterest income:
Warranties and GAP loss, net	$(262)	$(727)	$465	64.0%
Gain on debt extinguishment	—	10,931	(10,931)	(100.0)%
Other income	853	2,001	(1,148)	(57.4)%
Total noninterest income	591	12,205	(11,614)	(95.2)%

Expenses:
Compensation and benefits	4,176	2,529	1,647	65.1%
Professional fees	833	1,303	(470)	(36.0)%
Software and IT costs	1,410	1,659	(249)	(15.0)%
Interest expense on corporate debt	920	1,091	(171)	(15.7)%
Other expenses	1,852	2,578	(726)	(28.2)%
Total expenses	9,191	9,160	31	0.3%

Adjusted EBITDA	$(5,089)	$(11,244)	$6,155	54.7%

Interest income on cash and cash equivalents	$(432)	$(2,000)	1,568	78.4%
Stock compensation expense	$1,505	$889	615	69.2%

Corporate activities do not constitute a reportable segment. These activities include costs not directly attributable to the segments and are primarily related to costs associated with corporate and governance functions, including executive functions, corporate finance, legal, human resources, information technology, cyber security and other shared costs. Certain shared costs, including corporate administration, are allocated to segments based upon a specific allocation of expenses. Corporate activities also include the runoff of legacy Vroom warranty and GAP policies sold prior to the Ecommerce Wind-Down as well as certain Vroom contracts, primarily Software and IT related, that are continuing to be renegotiated and right-sized to account for reduced headcount following the Ecommerce Wind-down. We expect these costs to decrease in the future. Adjusted EBITDA loss of $5.1 million for the three months ended June 30, 2024 is comprised of a loss of $2.5 million related to runoff of the legacy Vroom related items and ongoing contracts, and a loss of $2.6 million related to public company expenses.

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

Other income

Other income primarily represents interest earned on cash and cash equivalents. Other income decreased $1.1 million or 57.4% to $0.9 million for the three months ended June 30, 2024 from $2.0 million for the three months ended June 30, 2023, primarily driven by lower cash and cash equivalent balances and lower interest rates earned on cash and cash equivalents.

Compensation and benefits

Compensation and benefits expense increased $1.6 million or 65.1% to $4.2 million for the three months ended June 30, 2024 from $2.5 million for the three months ended June 30, 2023, primarily as a result of severance expense related to the departure of certain executives and retention bonuses granted to retain key employees subsequent to the Ecommerce Wind-Down.

Other expenses

Other expenses decreased $0.7 million or 28.2% to $1.9 million for the three months ended June 30, 2024 from $2.6 million for the three months ended June 30, 2023, primarily related to a decrease in public company related insurance costs as we renegotiated our insurance policies during the third quarter of 2023 as a result of the reduced scale of the business.

Six Months Ended June 30, 2024 and 2023

UACC

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands)
Interest income	$103,930	$82,830	$21,100	25.5%

Interest expense:
Warehouse credit facility	16,457	6,757	9,700	143.6%
Securitization debt	12,864	10,326	2,538	24.6%
Total interest expense	29,321	17,083	12,238	71.6%
Net interest income	74,609	65,747	8,862	13.5%

Realized and unrealized losses, net of recoveries	47,343	32,658	14,685	45.0%
Net interest income after losses and recoveries	27,266	33,089	(5,823)	(17.6)%

Noninterest income:
Servicing income	3,606	5,405	(1,799)	(33.3)%
Warranties and GAP income, net	3,250	3,681	(431)	(11.7)%
Other income	4,568	2,031	2,537	124.9%
Total noninterest income	11,424	11,117	307	2.8%

Expenses:
Compensation and benefits	39,327	34,928	4,399	12.6%
Professional fees	1,451	3,569	(2,118)	(59.3)%
Software and IT costs	5,702	5,679	23	0.4%
Depreciation and amortization	11,651	11,209	442	3.9%
Interest expense on corporate debt	1,100	633	467	73.7%
Impairment charges	2,752	—	2,752	100.0%
Other expenses	5,577	4,261	1,316	30.9%
Total expenses	67,561	60,279	7,282	12.1%

Adjusted EBITDA	$(12,970)	$(4,177)	$(8,793)	210.5%

Interest income on cash and cash equivalents	$(1,128)	$(954)	(174)	18.2%
Stock compensation expense	$1,033	$1,008	24	2.4%

Interest Income

Interest income increased $21.1 million, or 25.5%, to $103.9 million for the six months ended June 30, 2024 from $82.8 million for the six months ended June 30, 2023. This increase was primarily a result of new originations and the consolidation of our 2022-2 securitization, which increased the loan portfolio to $880.6 million as of June 30, 2024 from $757.7 million as of June 30, 2023. The increase in interest income was partially offset by lower discount income during the six months ended June 30, 2024 as a result of a smaller balance of finances receivables held for investment measured at fair value, with discount being amortized, as compared to finance receivables held for sale with discount deferred until receivables are sold. The outstanding balance of finance receivables held for investment at fair value was $254.5 million as of June 30, 2024, as compared to $467.7 million as of June 30, 2023. The outstanding balance of finance receivables held for sale was $626.1 million as of June 30, 2024, as compared to $290.0 million as of June 30, 2023.

Interest expense

Interest expense increased $12.2 million or 71.6% to $29.3 million for the six months ended June 30, 2024 from $17.1 million for the six months ended June 30, 2023, primarily as a result of higher interest expense incurred on the

Warehouse Credit Facilities, which increased $9.7 million to $16.5 million for the six months ended June 30, 2024 from $6.8 million for the six months ended June 30, 2023. The increase is attributable to a higher outstanding balance of $270.8 million as of June 30, 2024 as compared to $177.9 million as of June 30, 2023, due to financing the larger finance receivable portfolio and an increase in the weighted average interest rates, which increased from 7.00% to 7.19%. The increase in interest expense is also partially attributable to higher interest expense incurred on securitization debt, which increased $2.5 million to $12.9 million for the six months ended June 30, 2024 from $10.3 million for the six months ended June 30, 2023, as a result of a higher outstanding balance for securitization debt of $472.1 million as of June 30, 2024 as compared to $417.0 million as of June 30, 2023, as well as overall higher interest rates.

Realized and unrealized losses, net of recoveries

Realized and unrealized losses, net of recoveries, increased $14.7 million or 45.0% to $47.3 million for the six months ended June 30, 2024 from $32.7 million for the six months ended June 30, 2023. This increase was primarily driven by an increase in realized and unrealized losses on finance receivables as a result of a larger finance receivable portfolio, due to new originations as well as the consolidation of the 2022-2 securitization, which was previously off- balance sheet, as well as higher credit losses as of June 30, 2024 as compared to June 30, 2023.

Servicing Income

Servicing income decreased by $1.8 million or 33.3% to $3.6 million for the six months ended June 30, 2024 from $5.4 million for the six months ended June 30, 2023, primarily driven by a lower balance of the 2022-1 securitization, which is off-balance sheet.

Warranties and GAP Income

Warranties and GAP income decreased by $0.4 million or 11.7% to $3.3 million for the six months ended June 30, 2024 from $3.7 million for the six months ended June 30, 2023, primarily due to higher losses incurred on the GAP debt waiver product.

Other Income

Other income increased $2.5 million or 124.9% to $4.6 million for the six months ended June 30, 2024 from $2.0 million for the six months ended June 30, 2023, primarily driven by higher income related to acquisition fees for originations of finance receivables at fair value, which is recognized in the period the finance receivable is originated.

Compensation and benefits

Compensation and benefits increased $4.4 million or 12.6% to $39.3 million for the six months ended June 30, 2024 from $34.9 million for the six months ended June 30, 2023. The increase was primarily a result of the following: retention bonuses granted to retain key employees; allocation of incremental data and technology departments' time to UACC as a result of a shift in focus of the business; severance expense related to the termination of certain UACC employees; and a decrease in deferred acquisition costs as a result of accounting for the origination of all new finance receivables at fair value, with acquisition costs being expensed in the period incurred rather than deferred.

Professional fees

Professional fees decreased $2.1 million or 59.3% to $1.5 million for the six months ended June 30, 2024 from $3.6 million for the six months ended June 30, 2023, primarily as a result of additional professional fees incurred during the first quarter of 2023 as a result of the completion of the 2023-1 securitization transaction, as the 2023-1 securitization debt is carried at fair value the associated debt issuance costs were expensed as incurred. As the 2024-1 securitization debt is carried at amortized costs, the associated debt issuance costs are capitalized and amortized over the life of the debt.

Impairment charges

Impairment charges increased $2.8 million related to the impairment of capitalized internal-use software that no longer have a planned future use.

Other expenses

Other expenses increased $1.3 million or 30.9% to $5.6 million for the six months ended June 30, 2024 from $4.3 million for the six months ended June 30, 2023, primarily as a result of a loss on the repurchase of the non-investment grade securities related to the 2022-2 securitization transaction, a decrease in deferred acquisition costs as a result of accounting for the origination of all new finance receivables at fair value, with acquisition costs being expensed in the period incurred rather than deferred, and an increase in dealer equity program expense.

Adjusted EBITDA

Adjusted EBITDA loss increased $8.8 million to $13.0 million for the six months ended June 30, 2024 from $4.2 million for the six months ended June 30, 2023, primarily as a result of the $5.8 million decrease in net interest income after losses and recoveries and the $7.3 million increase in expenses, including compensation and benefits, professional fees, impairment charges, and other expenses, as discussed above.

CarStory

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands)
Noninterest income:
CarStory revenue	$5,892	$6,394	$(502)	(7.9)%
Other income	363	141	222	157.4%
Total noninterest income	6,255	6,535	(280)	(4.3)%

Expenses:
Compensation and benefits	4,675	4,821	(146)	(3.0)%
Professional fees	202	290	(88)	(30.4)%
Software and IT costs	188	345	(157)	(45.5)%
Depreciation and amortization	3,207	3,213	(6)	(0.2)%
Other expenses	173	301	(128)	(42.5)%
Total expenses	8,444	8,969	(525)	(5.9)%

Adjusted EBITDA	$930	$1,201	$(271)	(22.5)%

Interest income on cash and cash equivalents	$(363)	$(134)	(229)	170.7%
Stock compensation expense	$276	$556	(281)	(50.4)%

CarStory revenue

CarStory revenue decreased $0.5 million or 7.9% to $5.9 million for the six months ended June 30, 2024 from $6.4 million for the six months ended June 30, 2023, primarily as a result of a change in the scope of service and data provided to our customers.

Adjusted EBITDA

Adjusted EBITDA decreased $0.3 million or 22.5% to $0.9 million for the six months ended June 30, 2024 as compared to $1.2 million for the six months ended June 30, 2023.

Corporate

	Six Months Ended June 30,
	2024	2023	Change	% Change
	(in thousands)
Interest income	$(991)	$(1,467)	$476	32.5%

Realized and unrealized losses, net of recoveries	2,205	6,257	(4,052)	(64.8)%
Net interest income after losses and recoveries	(3,196)	(7,724)	4,528	58.6%

Noninterest (loss) income:
Warranties and GAP loss, net	(11,514)	(95)	$(11,419)	12,020.0%
Gain on debt extinguishment	—	19,640	(19,640)	(100.0)%
Other income	994	3,931	(2,937)	(74.7)%
Total noninterest (loss) income	(10,520)	23,476	(33,996)	(144.8)%

Expenses:
Compensation and benefits	7,284	4,813	2,470	51.3%
Professional fees	3,178	3,559	(381)	(10.7)%
Software and IT costs	2,768	4,025	(1,258)	(31.2)%
Interest expense on corporate debt	1,840	2,234	(394)	(17.6)%
Other expenses	3,666	5,211	(1,546)	(29.7)%
Total expenses	18,735	19,842	(1,108)	(5.6)%

Adjusted EBITDA	$(27,654)	$(23,644)	$(4,010)	17.0%

Interest income on cash and cash equivalents	$(695)	$(3,930)	3,235	82.3%
Stock compensation expense	$2,461	$1,783	678	38.0%

Adjusted EBITDA loss of $27.7 million for the six months ended June 30, 2024 is comprised of a loss of $23.5 million related to runoff of the legacy Vroom related items and ongoing contracts, and a loss of $4.2 million related to public company expenses.

Warranties and GAP Income, net

Warranties and GAP income, net, decreased $11.4 million to a loss of $11.5 million for the six months ended June 30, 2024 from a loss of $0.1 million for the six months ended June 30, 2023, primarily as a result of a revised estimate of proceeds we expect to recover.

Gain on debt extinguishment

Gain on debt extinguishment represents a gain of $19.6 million for the six months ended June 30, 2023, related to the repurchase of $32.8 million in aggregate principal balance of the Notes, net of deferred issuance costs, for $13.2 million.

Other Income

Other income decreased $2.9 million or 74.7% to $1.0 million for the six months ended June 30, 2024 from $3.9 million for the six months ended June 30, 2023, primarily driven by lower cash and cash equivalent balances and lower interest rates earned on cash and cash equivalents.

Compensation and benefits

Compensation and benefits expense increased $2.5 million or 51.3% to $7.3 million for the six months ended June 30, 2024 from $4.8 million for the six months ended June 30, 2023, primarily as a result of severance expense related to the departure of certain executives and retention bonuses granted to retain key employees subsequent to the Ecommerce Wind-Down.

Software and IT costs

Software and IT costs decreased $1.3 million or 31.2% to $2.8 million for the six months ended June 30, 2024 from $4.0 million for the six months ended June 30, 2023, primarily related to volume-based fees as a result of reduced headcount and more efficient targeted software use. We are continuing to renegotiate and right-size our Software and IT contracts to account for reduced headcount following the Ecommerce Wind-down and expect these costs to decrease in the future.

Other expenses

Other expenses decreased $1.5 million or 29.7% to $3.7 million for the six months ended June 30, 2024 from $5.2 million for the six months ended June 30, 2023, primarily related to a decrease in public company related insurance costs as we renegotiated our insurance policies during the third quarter of 2023 as a result of the reduced scale of the business.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $63.4 million and restricted cash of $48.2 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $47.3 million. Prior to the Ecommerce Wind-Down, our primary source of liquidity was cash generated through financing activities. Additionally, we had excess borrowing capacity of $34.4 million under UACC's Warehouse Credit Facilities as of June 30, 2024.

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

UACC relies on borrowings under senior secured warehouse credit facilities to finance the origination of finance receivables as well as to provide funding for general operating activities. The terms of those facilities generally mature within two years and we typically renew those facilities in the ordinary course. UACC currently has four Warehouse Credit Facilities, all of which have terms expiring in 2025. See Note 9, Warehouse Credit Facilities and Consolidated VIEs, to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q. We have commenced discussions with our lenders under the Warehouse Credit Facilities regarding amended facilities that would extend the terms beyond the current expiration dates and, consistent with prior periods, expect those facilities to be amended and renewed. Failure to secure warehouse borrowing capacity beyond the expiration of the current facilities in 2025 would have a material adverse effect on our ability to finance UACC’s lending operations and our results of operations and liquidity.

We anticipate that our existing cash and cash equivalents and UACC's Warehouse Credit Facilities will be sufficient to support the Company for at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.

Our future liquidity and capital requirements will depend on many factors, including our ability to successfully implement the Value Maximization Plan and realize its benefits, available advance rates on and the amendment and renewal of our Warehouse Credit Facilities, our ability to continue to meet the requirements of Nasdaq for continued listing on the Nasdaq Global Select Market, our ability to complete additional securitization transactions on terms favorable to us, and our future credit losses.

While we have no significant debt maturities due until July 2026, if we undergo a fundamental change under the terms of our Indenture, holders of the Notes could, subject to certain conditions, require us to immediately repurchase for cash all or any portion of the Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. The delisting of the Company’s common stock from the Nasdaq Global Select Market would constitute a fundamental change under the terms of the Indenture.

Nasdaq maintains several standards for continued listing of our common stock on the Nasdaq Global Select Market. There can be no assurance that we will continue to meet such standards and maintain our listing. For example, under the “equity standard”, the Company is required to have stockholders’ equity of at least $10 million. Under the “total asset standard”, the Company’s market value of its publicly held shares must be at least $15 million. Only one standard has to be met to comply with Nasdaq requirements. We currently meet the "equity standard", however, there can be no assurance that we will continue to do so, or that we will be able to satisfy any other standard. If we are not able to satisfy a continued listing requirement from Nasdaq and our common stock is delisted, we will be required to repurchase the Notes prior to maturity, as discussed above.

As of June 30, 2024, and as of the date of issuance of this Quarterly Report on Form 10-Q, we do not have sufficient liquidity to repurchase the Notes in the event of a fundamental change and would be required to seek financing. Such financing may not be available to us on favorable terms, or at all. See Part II, Item 1A Risk Factors—Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could materially adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations; We may be unable to satisfy a continued listing rule from Nasdaq; We may not generate sufficient liquidity to operate our business; and, UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business.

Convertible Senior Notes

On June 18, 2021, we issued $625.0 million aggregate principal amount of the Convertible Senior Notes due 2026 (the “Notes”) pursuant to an indenture between us and U.S. Bank National Association, as trustee (the “Indenture”).

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs, were approximately $608.9 million. During the six months ended June 30, 2024, the conditions allowing holders of the Notes to convert were not met.

As of June 30, 2024, $287.6 million aggregate principal amount of the Notes remain outstanding, net of deferred issuance costs of $2.9 million. Subject to market conditions and availability, we may continue to opportunistically repurchase Notes from time to time to reduce our outstanding indebtedness at a discount. Refer to Note 10 — Long Term Debt of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Securitization Transactions

Subject to market conditions, we plan to sell finance receivables originated by UACC through asset-backed securitization transactions. During the second quarter of 2024, UACC completed the 2024-1 securitization transaction, in which it sold approximately $300.0 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $297.2 million. The trust is collateralized by finance receivables with an aggregate principal balance of $380.1 million as of April 30, 2024. These finance receivables are serviced by UACC. As a result of market conditions, UACC retained the residual interests, which required us to account for the 2024-1 securitization as secured borrowings and remain on balance sheet pending the sale of such retained interests. We also repurchased $4.2 million of the non-investment grade securities related to the 2022-2 securitization transaction for $4.8 million.

In 2023, UACC sold investment and non-investment grade rated asset-backed securities in the 2023-1 securitization transaction for proceeds of $260.9 million. The securitization trust is collateralized by finance receivables with an aggregate principal balance of $326.4 million as of January 31, 2023. As a result of market conditions at the time, which led to unfavorable pricing, UACC retained the residual interests, and we accounted for the 2023-1 securitization transaction as secured borrowings.

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

During the second quarter of 2024, we pledged an additional $15.8 million of our retained beneficial interest in the 2024-1 securitization transaction as collateral under the Risk Retention Financing Facility, and received proceeds of $15.6 million, with expected repurchase dates ranging from August 2026 to November 2030 at the initial closing date.

Warehouse Credit Facilities

UACC has four senior secured warehouse credit facility agreements the (“Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. The aggregate borrowing limit is $825.0 million with maturities between June 2025 and September 2025. As of June 30, 2024, outstanding borrowings related to the Warehouse Credit Facilities were $270.8 million and we were in compliance with all covenants under the terms of the Warehouse Credit Facilities. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 9 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities from continuing operations	$(125,997)	$(239,863)
Net cash provided by investing activities from continuing operations	66,018	101,966
Net cash provided by financing activities from continuing operations	20,282	114,160
Net cash provided by operating activities from discontinued operations	82,820	7,738
Net cash provided by (used in) investing activities from discontinued operations	10,834	(7,272)
Net cash used in financing activities from discontinued operations	(151,178)	(144,508)
Net decrease in cash, cash equivalents and restricted cash	(97,221)	(167,779)
Cash and cash equivalents and restricted cash at beginning of period	208,819	472,010
Cash and cash equivalents and restricted cash at end of period	$111,598	$304,231

Operating Activities

Net cash flows used in operating activities from continuing operations decreased by $113.9 million, from $239.9 million for the six months ended June 30, 2023 to $126.0 million for the six months ended June 30, 2024. The decrease was primarily due to an increase in principal payments received on finance receivables held for sale of $43.0 million, a $43.0 million decrease of originations of finance receivables held for sale, as a result of no longer originating loans for legacy Vroom customers, a $22.9 million improvement in net loss from continuing operations after reconciling adjustments, and changes in working capital of $5.0 million.

Investing Activities

Net cash flows provided by investing activities from continuing operations decreased by $36.0 million, from $102.0 million for the six months ended June 30, 2023 to $66.0 million for the six months ended June 30, 2024. The decrease is primarily due to a $26.4 million decrease in principal payments received on finance receivables at fair value as well as the consolidation of the 2022-2 securitization transaction which resulted in a cash inflow of $11.4 million during the six months ended June 30, 2023.

Financing Activities

Net cash flows provided by financing activities from continuing operations decreased $93.9 million, from $114.2 million for the six months ended June 30, 2023 to $20.3 million for the six months ended June 30, 2024. The decrease was primarily related to a $98.7 million decrease in net cashflows related to our Warehouse Credit Facilities, as a result of less borrowings and higher repayments following the 2024-1 securitization transaction and a $12.9 million decrease in net cashflows from financing of beneficial interests in securitizations. These decreases were partially offset by $13.2 million in repurchases of the Notes during the six months ended June 30, 2023 and a $3.5 million increase in net cashflows from secured financing agreements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2022, the Company received a non-public civil investigative demand from the Federal Trade Commission (“FTC”), seeking the production of information related to certain of the Company's business practices and the Company responded to those information requests. On February 23, 2024, the FTC notified the Company that it has reason to believe that the Company violated Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a); the FTC's Mail, Internet, or Telephone Order Merchandise Rule, 16 C.F.R. Part 435; the FTC’s Used Motor Vehicle Trade Regulation Rule,16 C.F.R. Part 455; and the FTC’s Pre-Sale Availability Rule, 16 C.F.R. Part 702. On May 6, 2024, Vroom, Inc., and Vroom Automotive, LLC and the FTC reached an agreement to resolve the FTC’s allegations without any admission of wrongdoing by either Vroom entity, subject to final approval by the FTC and the court. Under the agreement, the Company will pay a total of $1 million in customer redress and abide permanently by an injunction. The FTC issued its final approval of the agreement on July 2, 2024, and a mutually-agreed upon order reflecting the agreement was entered by the Court on July 10, 2024. The case is captioned Federal Trade Commission v. Vroom, Inc. et al., Case No. 4:24-cv-02496.

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

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could materially adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.

As of June 30, 2024, we, including our subsidiaries, had approximately $1,066.0 million principal amount of consolidated indebtedness. Of that amount, $472.1 million of securitization debt is funded by cashflows on receivables within the securitization trusts. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

For example, on December 21, 2023, we received written notice from Nasdaq notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the $1.00 minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market. On February 13, 2024, after obtaining stockholder approval, we effected a 1-for-80 reverse stock split (the “Reverse Stock Split”), and our stock began trading on a post-split adjusted basis on February 14, 2024. On February 29, 2024, we were notified by Nasdaq Listing Qualifications that the closing bid price of our common stock had been at $1.00 per share or greater for 11 consecutive business days, from February 14, 2024 to February 28, 2024. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5450(a)(1) and this matter is now closed. However, if our common stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, we again would receive another notice of non-compliance with Nasdaq’s listing standards and would face the risk of delisting. There can be no assurance that our common stock will continue to close at or above the $1.00 per share minimum bid price as required by Nasdaq, or that we will meet the other requirements of Nasdaq for continued listing on Nasdaq Global Select Market. For example, under the "equity standard", applicable Nasdaq listing standards currently require us to have stockholders’ equity of at least $10 million. Under the "total asset standard", the Company's market value of its publicly held shares must be at least $15 million. Only one standard has to be met to comply with Nasdaq requirements. While we currently meet the equity standard, there can be no assurance that we will continue to do so, or that we will be able to satisfy any other standard. A delisting of our common stock from the Nasdaq Global Select Market would constitute a fundamental change under the terms of our Indenture and holders of the Notes could, subject to certain conditions, require us to immediately repurchase for cash all or any portion of the Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. As of June 30, 2024, and as of the date of issuance of the condensed consolidated financial statements, the Company does not have sufficient liquidity to repurchase the Notes in the event of a fundamental change and would be required to seek financing. Such financing may not be available to the Company on favorable terms, or at all. Additionally, if we fail to comply with the terms of our Indenture or to service the interest under the Notes and repay the Notes as and when they become due, that could in turn also result in our other indebtedness becoming immediately payable in full. Our ability to maintain our indebtedness, including to service the interest under the Notes and repay the Notes, as and when they become due, will depend on our ability to generate and maintain sufficient cash, and if necessary, raise additional capital.

We may be unable to satisfy a continued listing rule from Nasdaq.

Nasdaq maintains several requirements for continued listing of our common stock, one of which is the maintenance of a minimum closing bid price of $1.00. On December 21, 2023, we received written notice from Nasdaq notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the $1.00 minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market. On February 13, 2024, after obtaining stockholder approval, we effected a 1-for-80 reverse stock split (the “Reverse Stock Split”), and our stock began trading on a post-split adjusted basis on February 14, 2024. On February 29, 2024, we were notified by Nasdaq Listing Qualifications that the closing bid price of our common stock had been at $1.00 per share or greater for 11 consecutive business days, from February 14, 2024 to February 28, 2024. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5450(a)(1) and this matter is now closed. However, if our common stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, we would receive another notice of non-compliance with Nasdaq's listing standards and may be provided a period of 180 calendar days from the date of such notice to regain compliance with the minimum bid closing price requirement of at least $1.00 per share for a minimum of 10 consecutive business days. However, there can be no assurance that our common stock will continue to close at or above the $1.00 per share minimum bid price as required by Nasdaq, We intend to continue to actively monitor the closing bid price of our common stock and, if we lose compliance with Nasdaq’s minimum bid price closing requirements, will consider all available options to regain compliance.

There can also be no assurance that we will meet the other requirements of Nasdaq for continued listing on the Nasdaq Global Select Market. For example, under the "equity standard", applicable Nasdaq listing standards currently require us to have stockholders’ equity of at least $10 million. Under the "total asset standard", the Company's market value of its publicly held shares must be at least $15 million. Only one standard has to be met to comply with Nasdaq requirements. While we currently meet the equity standard, there can be no assurance that we will continue to do so, or that we will be able to satisfy any other standard. A delisting of our common stock from the Nasdaq Global Select Market would constitute a fundamental change under the terms of our Indenture and holders of the Notes could, subject to certain conditions, require us to immediately repurchase for cash all or any portion of the Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. As of June 30, 2024, and as of the date of issuance of the condensed consolidated financial statements, the Company does not have sufficient liquidity to repurchase the Notes in the event of a fundamental change and would be required to seek financing. Such financing may not be available to the Company on favorable terms, or at all.

If our common stock is delisted in the future based on the bid price closing requirement, the stockholders’ equity requirement, or any other continued listing requirement, it is unlikely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations and analyst coverage for our common stock, and reduced liquidity for the trading of our securities. In addition, a delisting would constitute a fundamental change under the terms of our Indenture and holders of the Notes could, subject to certain conditions, require us to immediately repurchase for cash all or any portion of the Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. Additionally, if we fail to comply with the terms of our Indenture or to service the interest under the Notes and repay the Notes as and when they become due, that could in turn also result in our other indebtedness becoming immediately payable in full. See “—Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could materially adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.”

Delisting also could result in, among other things, a loss of investor confidence or interest in strategic transactions or opportunities, us being subject to regulation in each state in which we offer our securities, and difficulty in recruiting and retaining personnel through equity incentive awards.

We may not generate sufficient liquidity to operate our business.

As of June 30, 2024, we had cash and cash equivalents of approximately $63.4 million. We expect to use our cash and cash equivalents to finance our future capital requirements and UACC’s four senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) to fund our finance receivables. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall higher interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity. If we are unable to maintain the Warehouse Credit Facilities, all of which expire on varying dates in 2025 absent renewal, on favorable terms or at all, or if they are terminated or expire and are not renewed or we are unable to find a satisfactory replacement, we may be unable to fund our finance receivables, and our business, operational results, financial position and cash flows would be materially adversely affected.

In addition, in April 2024, UACC sold approximately $262.5 million of rated asset-backed securities in an auto loan securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $261.3 million. The trust is collateralized by finance receivables with an aggregate principal balance of $380.1 million. These finance receivables are serviced by UACC. As a result of market conditions, UACC retained the Class E non-investment grade securities and residual interests, which will require us to account for the 2024-1 securitization as secured borrowings and remain on balance sheet pending the sale of such retained interests. In May 2024, UACC sold approximately $37.5 million of Class E non-investment grade securities that were initially retained for proceeds of $35.9 million.

We cannot assure you that we will generate sufficient revenue to offset the cost of maintaining our remaining operations, including significant accounting, legal, administrative and other costs associated with being a public company, and to service the interest and repay the Notes when due. Additionally, there can be no assurance that our common stock will continue to close at or above the $1.00 per share minimum bid price as required by Nasdaq, or that we will meet the other requirements of Nasdaq for continued listing on Nasdaq Global Select Market. For example, under the "equity standard", applicable Nasdaq listing standards currently require us to have stockholders’ equity of at least $10 million. Under the "total asset standard", the Company's market value of its publicly held shares must be at least $15 million. Only one standard has to be met to comply with Nasdaq requirements. While we currently meet the equity standard, there can be no assurance that we will continue to do so, or that we will be able to satisfy any other standard. If we are not able to maintain compliance with the requirements of Nasdaq for continued listing on the Nasdaq Global Select Market, including compliance with applicable bid price and stockholders’ equity requirements, we could be delisted. See “Risk Factors—We may be unable to satisfy a continued listing rule from the Nasdaq”. The delisting of our common stock from the Nasdaq Global Select Market would constitute a fundamental change under the terms of our Indenture and holders of the Notes could require us to immediately repurchase for cash all or any portion of the Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. As of June 30, 2024, and as of the date of issuance of the condensed consolidated financial statements, the Company does not have sufficient liquidity to repurchase the Notes in the event of a fundamental change and would be required to seek financing. Such financing may not be available to the Company on favorable terms, or at all. Additionally, if we fail to comply with the terms of our Indenture or to service the interest under the Notes and repay the Notes as and when they become due, that could in turn also result in our other indebtedness becoming immediately payable in full. Our ability to maintain our indebtedness, including to service the interest under the Notes and repay the Notes, as and when they become due, will depend on our ability to generate and maintain sufficient cash, and if necessary, raise additional capital.

Our revenue growth may be adversely affected by factors including our inability to grow and develop the UACC and CarStory businesses; weakness in the automotive retail industry generally; general economic conditions, including high interest rates and inflation; global pandemics and other public health emergencies; and increasing competition. Our historical revenue growth is not indicative of our future performance, particularly given the wind-down of our ecommerce business. If we are unable to grow and develop the UACC and CarStory businesses and generate sufficient revenue and achieve profitability, our business, financial condition and results of operations will be materially and adversely affected. Additionally, our cash needs may increase in the future as we focus on growing and developing the UACC and CarStory businesses.

In addition to our ongoing cash requirements, in the near term, our liquidity will also be used to fund costs related to the wind-down of our ecommerce operations, primarily severance and early contract and lease termination payments. Such payments could be significant and have a material effect on our cash flows from operations. Our future capital requirements will depend on many factors, including the ability to realize the benefits of the Value Maximization Plan, available advance rates on and the amendment and renewal of the Warehouse Credit Facilities, the ability to continue to meet the requirements of Nasdaq for continued listing on the Nasdaq Global Select Market, the ability to complete additional securitization transactions on terms favorable to us, future credit losses, the ability to obtain the necessary financing to meet obligations and repay liabilities arising from business operations when they come due, the ability to generate and maintain sufficient cash, and the ability to generate profitable operations in the future. We have no significant debt maturities due until July 2026 and the payments on our securitization debt are funded by cashflows on the finance receivables within the securitization trusts. However, there can be no assurance that our liquidity will be sufficient to achieve the objectives of our Value Maximization Plan, grow and develop UACC and CarStory, operate our business, or comply with the terms of our indebtedness. See "—UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business" and “—Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could materially adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.”

UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business.

UACC uses debt financing to maintain and grow its business. UACC relies on borrowings under senior secured warehouse credit facilities to finance the origination of finance receivables as well as to provide funding for general operating activities. The terms of those facilities generally mature within two years and we typically renew those facilities in the ordinary course. UACC currently has four Warehouse Credit Facilities, all of which have terms expiring in 2025. See Note 9, Warehouse Credit Facilities and Consolidated VIEs, to the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q and "UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business." We have commenced discussions with our lenders under the Warehouse Credit Facilities regarding amended facilities that would extend the terms beyond the current expiration dates. Failure to secure warehouse borrowing capacity beyond the expiration of the current facilities in 2025 would have a material adverse effect on our ability to finance UACC’s lending operations and our results of operations and liquidity. We cannot guarantee that the Warehouse Credit Facilities will continue to be available beyond their current maturity dates, on acceptable terms, or at all, or that UACC will be able to obtain additional financing on acceptable terms or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the losses incurred in UACC's loan portfolio, UACC’s financial position, its results of operations, and the capacity for additional borrowing under its existing financing arrangements. If UACC’s various financing alternatives were to become limited or unavailable, it may be unable to maintain or grow loan volume at the level that we anticipate and our financial condition and results of operations would be materially adversely affected.

There are risks associated with the discontinuance of our ecommerce operations and wind-down of our used vehicle dealership business.

On January 22, 2024, we announced the Value Maximization Plan, pursuant to which we discontinued our ecommerce operations and wound down our used vehicle dealership business in order to preserve cash and maximize stakeholder value through our remaining businesses. As a result, we have incurred, and will continue to incur, costs including severance costs, inventory liquidation costs, contract and lease termination costs and non-cash asset impairments, and such costs are expected to exceed any cash we generate on the liquidation of assets. The Company incurred total cash charges during the six months ended June 30, 2024 of approximately $15.6 million for severance and other personnel-related costs, with $0.9 million and $15.6 million incurred during the three and six months ended June 30, 2024, respectively and approximately $13.5 million in contract and lease termination costs during the six months ended June 30, 2024, with $1.6 million and $13.5 million settled during the three and six months ended June 30, 2024, respectively. The actual amount of wind down, transition and impairment charges may materially exceed our estimates, due to various factors, many of which are outside of our control, including the outcomes of discussions and negotiations (a number of which are currently ongoing) with the counterparties to the contracts and leases we intend to terminate or modify. In addition, because of uncertainties with respect to our wind-down plan (including those described above), we may not be able to realize the anticipated benefits of or complete the wind-down in the expected timeframe, on the terms or in the manner we expect, or at all, and the costs incurred in connection with such wind-down activities may exceed our estimates. If the time to complete the wind-down takes longer than expected, or the actual costs or impairment charges exceed our estimates, the Company’s business, operational results, financial position and cash flows could be adversely affected.

The purpose of the Value Maximization Plan was to wind-down our ecommerce operations, which were not profitable and had significant cash burn, in order to preserve cash and enable us to maximize stakeholder value through our remaining businesses, UACC and CarStory. As of June 30, 2024, we had cash and cash equivalents of approximately $63.4 million. Given our wind-down expenses, including employee severance costs, our ongoing operating expenses and recent losses at UACC, there can be no assurance that we will succeed in achieving profitability and creating meaningful stakeholder value.

Additionally, the announced wind-down involves further risks, including:

•
the ongoing cost of retaining (as was realized in connection with the payment of retention bonuses during the six months ended June 30, 2024) and, in some cases, the inability to retain qualified personnel necessary to achieve our goals for UACC and CarStory;
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

In January 2022, the Company received a non-public civil investigative demand from the Federal Trade Commission (“FTC”), seeking the production of information related to certain of the Company's business practices and the Company responded to those information requests. On February 23, 2024, the FTC notified the Company that it has reason to believe that the Company violated Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a); the FTC's Mail, Internet, or Telephone Order Merchandise Rule, 16 C.F.R. Part 435; the FTC’s Used Motor Vehicle Trade Regulation Rule,16 C.F.R. Part 455; and the FTC’s Pre-Sale Availability Rule, 16 C.F.R. Part 702. On May 6, 2024, Vroom, Inc., and Vroom Automotive, LLC and the FTC reached an agreement to resolve the FTC’s allegations without any admission of wrongdoing by either Vroom entity, subject to final approval by the FTC and the court. Under the agreement, the Company will pay a total of $1 million in customer redress and abide permanently by an injunction. The FTC issued its final approval of the agreement on July 2, 2024, and a mutually-agreed upon order reflecting the agreement was entered by the Court on July 10, 2024. The case is captioned Federal Trade Commission v. Vroom, Inc. et al., Case No. 4:24-cv-02496.

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

We depend on key personnel to operate our business, and if we are unable to retain, integrate, adequately compensate, and attract qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to retain, develop, motivate and attract highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to retain and attract them. In particular, we are highly dependent on the services of our leadership team to the development of our business, future vision, and strategic direction, including as we realign our business in accordance with the Value Maximization Plan. On February 29, 2024, James G. Vagim, III, UACC's Co-President and Chief Executive Officer, and Ravi Gandhi, UACC's Co-President and Chief Financial Officer stepped down. The Company's Chief Executive Officer, Tom Shortt succeeded Mr. Vagim as President and Chief Executive Officer of UACC, and the Company's Vice President of Investor Relations and Financial Planning & Analysis, Jon Sandison, succeeded Mr. Gandhi as UACC's Chief Financial Officer. On May 17, 2024 (the "CFO Transition Date"), Robert R. Krakowiak ceased his service as Chief Financial Officer, Treasurer and principal financial officer of the Company. On May 6, 2024, the Board appointed Mr. Krakowiak as a member of the board of directors (the “Board”) of the Company, and as Vice Chair of the Board, in each case effective as of the CFO Transition Date, for a term ending at the Company's 2024 Annual Meeting of Stockholders (the "Annual Meeting"), where he was re-elected by our stockholders for a term ending at the Company's 2025 Annual Meeting of Stockholders. On the CFO Transition Date, the Company's Senior Vice President and principal accounting officer, Agnieszka Zakowicz, succeeded Mr. Krakowiak as the Company's Chief Financial Officer, Treasurer and principal financial officer and retained her role as principal accounting officer. Also effective on the CFO Transition Date, C. Denise Stott stepped down as the Company's Chief People & Culture Officer and, on August 23, 2024, Patricia Moran will be stepping down as Chief Legal Officer. Our future performance will depend, in part, on the successful transition of these positions and any other key management positions that may experience turnover in the future. We heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business, including with respect to strategic initiatives such as our Value Maximization Plan. If members of our senior management team, including our executive leadership, become ill, or if we are otherwise unable to retain them, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, or if we are unable to retain key employees in a cost effective manner or at all, then our business and future growth prospects could be harmed.

In addition, we issue equity awards to certain of our employees as part of our hiring and retention efforts, and job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Our employees’ inability to sell their shares in the public market at times and/or at prices desired may lead to a larger than normal turnover rate. The market value of our common stock has declined significantly. If the actual or perceived value of our common stock does not recover, or if our common stock is delisted from the Nasdaq Global Select Market, it may adversely affect our ability to hire or retain employees. See “Risk Factors —We may be unable to satisfy a continued listing rule from the Nasdaq”. In addition, we may periodically change our equity compensation practices, which may include reducing the number of employees eligible for equity awards or reducing the size or value of equity awards granted per employee or undertaking other efforts that may prove to be an unsuccessful retention mechanism. For instance, on April 27, 2024, our Board of Directors adopted, and on June 13, 2024 our stockholders approved, an amendment to the Company’s 2020 Incentive Award Plan (the “2020 Plan”) to (i) increase the number of shares of our common stock authorized for issuance under the 2020 Plan by 350,000 shares and (ii) correspondingly increase by 350,000 shares the limit on the number of shares that can be issued under the 2020 Plan pursuant to the exercise of “incentive stock options.” The purpose of the amendment was to ensure the Company has a sufficient reserve of shares available to attract, retain and motivate selected employees, consultants and directors who are essential to the Company’s long-term growth while preserving cash, particularly in light of the goals of the Value Maximization Plan. If we are unable to make meaningful equity awards to our employees or directors, or otherwise fail to attract, integrate, adequately compensate, or retain the qualified and highly skilled personnel required to fulfill our current or future needs, our business and future growth prospects could be harmed.

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

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider Trading Arrangements and Policies

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

3.1	Amended and Restated Certificate of Incorporation of Vroom, Inc.	10-Q	001-39315	3.1	August 13, 2020

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Vroom, Inc., dated February 13, 2024.	8-K	001-39315	3.1	February 14, 2024

3.3	Amended and Restated Bylaws of Vroom, Inc.	10-Q	001-39315	3.2	August 13, 2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-238482	4.1	June 1, 2020

4.2	Indenture, dated as of June 18, 2021, between Vroom, Inc. and U.S. Bank National Association, as trustee	8-K	001-39315	4.1	June 21, 2021

4.3	Form of Global Note representing the 0.750% Convertible Senior Notes due 2026 (included in Exhibit 4.2)	8-K	001-39315	4.2	June 21, 2021

4.4	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

10.1	Separation Agreement, dated as of May 7, 2024, by and between Robert R. Krakowiak and Vroom, Inc.					X

10.2	Separation Agreement, dated as of May 7, 2024, by and between C. Denise Stott and Vroom, Inc.	X

10.3	Employment Letter, dated as of May 7, 2024, by and between Agnieszka Zakowicz and Vroom, Inc.	X

10.4	Separation and Consulting Agreement, dated as of July 23, 2024, between Patricia Moran and Vroom, Inc.	X

10.5	Employment Letter, dated as of July 23, 2024, between Anna-Lisa Corrales and Vroom, Inc.	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: August 8, 2024	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: August 8, 2024	By:	/s/ Agnieszka Zakowicz
Agnieszka Zakowicz
Chief Financial Officer
(principal financial officer and principal accounting officer)