Form 10-Q
period 2024-09-30
Vroom, Inc.
filed 2024-11-12
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 7, 2024, 1,822,166 shares of the registrants’ common stock were outstanding.

GLOSSARY

Unless the context otherwise requires, or the term is otherwise defined, references in this Quarterly Report on Form 10-Q to:

•
“Bankruptcy Code” are to title 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended from time to time and as applicable to the Chapter 11 Case.
•
“Bankruptcy Court” are to the United States Bankruptcy Court for the Southern District of Texas, Houston Division, or any other court having jurisdiction over the Chapter 11 Case.
•
“Consenting Noteholders” are the Unsecured Noteholders party to the RSA, together with any Unsecured Noteholder that subsequently becomes a party to the RSA, pursuant to a joinder agreement in the form attached to the RSA, solely in its capacity as an Unsecured Noteholder.
•
“Consenting Stakeholders” are to the holders of any Equity Security or other ownership interest in Vroom, the Consenting Equity Interest Holders and the Consenting Noteholders.
•
“Consenting Equity Interest Holders” are to the holders of the Equity Interests or other ownership interest in Vroom that are party to the RSA.
•
“Equity Interests” are to any Equity Security or other ownership interest in Vroom.
•
“Equity Security” are to an “equity security” as defined in section 101(16) of the Bankruptcy Code.
•
“ESO Grants” are to the five percent (5%) grant of the Fully-Diluted New Common Stock as of immediately following the Plan Effective Date that will be reserved for the issuance of stock options to purchase New Common Stock to management employees of the Company.
•
“Existing Equity Awards” are to any options or restricted stock units representing rights to purchase or acquire any Equity Securities of the Debtor as in existence immediately before the Plan Effective Date.
•
“Existing Equity Interests” are to any Equity Security or other ownership interest in the Debtor as in existence immediately before the Plan Effective Date, but excluding any Existing Equity Awards.
•
“Existing Securities Litigation Claims” are to any claims against the Company in the following matters: (a) In re Vroom, Inc. Securities Litigation, 21-cv-2477-PGG (S.D.N.Y. Mar. 22, 2021); (b) In re Vroom, Inc. Shareholder Derivative Litigation, 21-cv-6933-PGG (S.D.N.Y. Apr. 17, 2021); (c) Godlu v. Vroom, Inc., 22-cv-00569-MN (D. Del. Apr. 28, 2022); and (d) Hudda v. Vroom, Inc., 24-cv-4499-MN (D. Del. Apr. 15, 2024).
•
“Fully-Diluted New Common Stock” are to the New Common Stock calculated by including the New Common Stock issued on the Plan Effective Date, the New Warrants, the MIP Awards, and the Post-Effective Date Equity Awards, in each case on an as-converted-to-common-stock basis.
•
“General Unsecured Claims” are to any unsecured Claim against the Debtor that is not an Administrative Claim, a Priority Tax Claim, an Other Priority Claim, an Unsecured Notes Claim, a 510(b) Claim, or an Intercompany Claim.
•
“MIP Awards” are to the RSU Awards and ESO Grants, together.
•
“MIP” are to the Management Incentive Plan.
•
“MIP Term Sheet” are to the terms and conditions related to the MIP set forth in the Plan.
•
“New Board” are to the new board of directors of Vroom upon the Plan Effective Date.

•
“New Common Stock” are to the new common stock to be issued by the Company after the Plan Effective Date.
•
“New Warrants” are to the warrants to purchase shares of New Common Stock to be issued in accordance with the Plan pursuant to section 1145 of the Bankruptcy Code.
•
“Plan Effective Date” is to the date on which the Plan has become effective in accordance with its terms.
•
“Post-Effective Date Equity Awards” are to equity awards exchangeable into New Common Stock on the same terms and conditions that Existing Equity Awards are convertible into existing common stock of the Debtor, and for the same number of shares applicable to the Existing Equity Awards as of immediately prior to the Plan Effective Date.
•
“Reorganized Debtor” are to the Company, as reorganized pursuant to and under the Plan or any successor thereto on or after the Plan Effective Date, and its successors.
•
“RSU Awards” are to restricted stock units with respect to New Common Stock to be granted to employees of the Company which will (a) constitute (on an as-converted to common stock basis) ten percent (10%) of the Fully-Diluted New Common Stock as of immediately following the Plan Effective Date; (b) be allocated in good faith by the New Board in consultation with the Company’s chief executive officer; (c) unless otherwise determined by the New Board, vest on the fourth anniversary of grant, subject to the continued service of the applicable employee through such date and (d) otherwise have such terms as are determined by the New Board in consultation with the Company’s chief executive officer.
•
“Unsecured Notes” are to the 0.75% unsecured Convertible Senior Notes due 2026.
•
“Unsecured Noteholder” are to all holders of the Unsecured Notes Claims, whether or not party to the RSA.
•
“Unsecured Notes Claim” are to all claims or causes of action relating to the Unsecured Notes.
•
“510(b) Claims” are to any claim subordinated pursuant to section 510(b) of the Bankruptcy Code. For the avoidance of doubt, 510(b) Claims include the Existing Securities Litigation Claims.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding the filing of, eventual stockholder approval of, our ability to implement, and impact or benefits of the Prepackaged Chapter 11 Case (as defined below), our ability to continue as a going concern, general economic and market conditions, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, including the impact of the Value Maximization Plan and Ecommerce Wind-Down, the ongoing activities of and potential growth of our UACC and CarStory businesses, our Long-Term Strategic Plan, our ability to maintain compliance with the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”), the amendment and renewal of the Warehouse Credit Facilities (as defined herein), and the retention of key employees, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including:

•
we are subject to risks and uncertainties associated with the anticipated Prepackaged Chapter 11 Case;
•
we may not be able to obtain confirmation of the prepackaged plan of reorganization (the “Plan") as outlined in the Restructuring Support Agreement (“RSA");
•
if the RSA is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected;
•
the RSA is subject to significant conditions and milestones that may be difficult for us to satisfy;
•
trading in our securities is highly speculative and poses substantial risks. If the Plan becomes effective, the holders of our existing common stock will be diluted;
•
following the effectiveness of the Plan, certain holders of Unsecured Notes Claims (as defined herein), if they choose to act together, will have the ability to significantly influence all matters submitted to stockholders of the reorganized company for approval;
•
our business could suffer from a long and protracted restructuring;
•
as a result of the anticipated Prepackaged Chapter 11 Case, our historical financial information will not be indicative of our future performance;
•
we are subject to claims that will not be discharged in the anticipated Prepackaged Chapter 11 Case, which could have a material adverse effect on our financial condition and results of operations;
•
the anticipated Prepackaged Chapter 11 Case has consumed and is expected to continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may experience increased levels of employee attrition;
•
upon our emergence from bankruptcy, the composition of our Board of Directors may change;
•
the Prepackaged Chapter 11 Case raises substantial doubt regarding our ability to continue as a going concern;
•
our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could materially adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations;
•
we may be unable to satisfy a continued listing rule from Nasdaq, and if we are delisted, we may not be able to satisfy an initial listing rule from Nasdaq or another national securities exchange;

•
our tax attributes and future tax deductions may be reduced or significantly limited as a result of the consummation of the Plan and any restructuring or reorganization in connection therewith;
•
there are risks associated with the discontinuance of our ecommerce operations and wind-down of our used vehicle dealership business;
•
we may not generate sufficient liquidity to operate our business;
•
our Value Maximization Plan may not be successful, and may not lead to growth and enhanced profitability for our UACC or CarStory businesses;
•
UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business;
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

As used in this Quarterly Report on Form 10-Q, “Prepackaged Chapter 11 Case” refers to our anticipated filing of the voluntary proceeding under the Bankruptcy Code to be commenced by us in the United States Bankruptcy Court for the Southern District of Texas.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of September 30,	As of December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$51,093	$135,585
Restricted cash (including restricted cash of consolidated VIEs of $46.2 million and $49.1 million, respectively)	47,068	73,234
Finance receivables at fair value (including finance receivables of consolidated VIEs of $446.7 million and $341.4 million, respectively)	487,573	348,670
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $353.8 million and $457.2 million, respectively)	363,029	503,546
Interest receivable (including interest receivables of consolidated VIEs of $13.1 million and $13.7 million, respectively)	14,024	14,484
Property and equipment, net	3,055	4,982
Intangible assets, net	111,625	131,892
Operating lease right-of-use assets	6,805	7,063
Other assets (including other assets of consolidated VIEs of $12.2 million and $13.3 million, respectively)	36,446	59,429
Assets from discontinued operations	3,016	196,537
Total assets	$1,123,734	$1,475,422
LIABILITIES AND STOCKHOLDERS’ EQUITY
Warehouse credit facilities of consolidated VIEs	$321,812	$421,268
Long-term debt (including securitization debt of consolidated VIEs of $242.3 million at amortized cost and $167.7 million at fair value as of September 30, 2024 and $314.1 million at fair value as of December 31, 2023)	729,372	626,583
Operating lease liabilities	11,396	10,459
Other liabilities (including other liabilities of consolidated VIEs of $16.4 million and $14.3 million, respectively)	51,474	61,321
Liabilities from discontinued operations	4,997	228,120
Total liabilities	1,119,051	1,347,751
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 1,808,243 and 1,791,286 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in-capital	2,093,941	2,088,381
Accumulated deficit	(2,089,260)	(1,960,712)
Total stockholders’ equity	4,683	127,671
Total liabilities and stockholders’ equity	$1,123,734	$1,475,422

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$50,213	47,579	$153,152	$128,942

Interest expense:
Warehouse credit facility	6,251	5,522	22,708	12,279
Securitization debt	9,096	6,116	21,960	16,442
Total interest expense	15,347	11,638	44,668	28,721
Net interest income	34,866	35,941	108,484	100,221

Realized and unrealized losses, net of recoveries	38,346	37,258	87,894	76,173
Net interest income after losses and recoveries	(3,480)	(1,317)	20,590	24,048

Noninterest income:
Servicing income	1,495	2,430	5,101	7,835
Warranties and GAP income (loss), net	3,917	146	(4,347)	3,732
CarStory revenue	2,890	2,998	8,782	9,392
Gain on debt extinguishment	—	—	—	19,640
Other income	2,419	2,057	8,344	8,160
Total noninterest income	10,721	7,631	17,880	48,759

Expenses:
Compensation and benefits	25,365	19,851	76,651	64,413
Professional fees	1,587	3,648	6,418	11,065
Software and IT costs	3,360	4,685	12,018	14,735
Depreciation and amortization	7,105	7,298	21,963	21,720
Interest expense on corporate debt	1,601	1,593	4,541	4,460
Impairment charges	2,407	—	5,159	—
Other expenses	3,436	3,861	12,853	13,631
Total expenses	44,861	40,936	139,603	130,024

Loss from continuing operations before provision for income taxes	(37,620)	(34,622)	(101,133)	(57,217)
Provision for income taxes from continuing operations	124	117	393	453
Net loss from continuing operations	$(37,744)	$(34,739)	$(101,526)	$(57,670)
Net loss from discontinued operations	$(1,999)	$(47,988)	$(27,024)	$(165,838)
Net loss	$(39,743)	$(82,727)	$(128,550)	$(223,508)

Net loss per share attributable to common stockholders, continuing operations, basic and diluted	$(20.88)	$(19.89)	$(56.38)	$(33.16)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted	$(1.11)	$(27.48)	$(15.01)	$(95.36)
Total net loss per share attributable to common stockholders, basic and diluted	$(21.99)	$(47.38)	$(71.39)	$(128.52)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,807,398	1,746,154	1,800,729	1,739,042

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	1,727,525	$2	$2,075,931	$(1,596,100)	$479,833
Stock-based compensation	—	$—	$2,041	$—	$2,041
Vesting of restricted stock units	7,501	—	—	—	—
Net loss	—	—	—	(74,741)	(74,741)
Balance at March 31, 2023	1,735,026	$2	$2,077,972	$(1,670,841)	$407,133
Stock-based compensation	—	$—	$2,316	$—	$2,316
Vesting of restricted stock units	10,591	—	—	—	—
Net loss	—	—	—	(66,039)	(66,039)
Balance at June 30, 2023	1,745,617	$2	$2,080,288	$(1,736,880)	$343,410
Stock-based compensation	—	$—	$2,891	$—	$2,891
Vesting of restricted stock units	1,295	—	—	—	—
Net loss	—	—	—	(82,727)	(82,727)
Balance at September 30, 2023	1,746,912	$2	$2,083,179	$(1,819,607)	$263,574

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2023	1,791,286	$2	$2,088,381	$(1,960,712)	$127,671
Stock-based compensation	—	$—	$1,433	$—	$1,433
Vesting of restricted stock units	4,340	—	—	—	—
Net loss	—	—	—	(67,617)	(67,617)
Balance at March 31, 2024	1,795,626	$2	$2,089,814	$(2,028,329)	$61,487
Stock-based compensation	—	$—	$2,843	$—	$2,843
Vesting of restricted stock units	11,151	—	—	—	—
Net loss	—	—	—	(21,188)	(21,188)
Balance at June 30, 2024	1,806,777	$2	$2,092,657	$(2,049,517)	$43,142
Stock-based compensation	—	$—	$1,284	$—	$1,284
Vesting of restricted stock units	1,466	—	—	—	—
Net loss	—	—	—	(39,743)	(39,743)
Balance at September 30, 2024	1,808,243	$2	$2,093,941	$(2,089,260)	$4,683

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net loss from continuing operations	$(101,526)	$(57,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges	5,159	—
Profit share receivable	10,899	—
Gain on debt extinguishment	—	(19,640)
Depreciation and amortization	21,963	21,720
Amortization of debt issuance costs	3,312	2,480
Losses on finance receivables and securitization debt, net	109,992	80,246
Stock-based compensation expense	4,949	5,126
Provision to record finance receivables held for sale at lower of cost or fair value	(3,586)	4,375
Amortization of unearned discounts on finance receivables at fair value	(12,674)	(20,273)
Other, net	(3,846)	(12,871)
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables, held for sale	(322,967)	(420,793)
Principal payments received on finance receivables, held for sale	133,920	71,906
Other	1,243	(868)
Interest receivable	460	(5,367)
Other assets	8,395	1,629
Other liabilities	(9,847)	(6,826)
Net cash used in operating activities from continuing operations	(154,154)	(356,826)
Net cash provided by (used in) operating activities from discontinued operations	79,257	(68,805)
Net cash used in operating activities	(74,897)	(425,631)
Investing activities
Finance receivables, held for investment at fair value
Purchases of finance receivables, held for investment at fair value	—	(3,392)
Principal payments received on finance receivables, held for investment at fair value	92,217	136,644
Consolidation of VIEs	—	11,409
Principal payments received on beneficial interests	1,953	4,334
Purchase of property and equipment	(2,111)	(1,926)
Net cash provided by investing activities from continuing operations	92,059	147,069
Net cash provided by (used in) investing activities from discontinued operations	15,908	(9,627)
Net cash provided by investing activities	107,967	137,442
Financing activities
Proceeds from borrowings under secured financing agreements, net of issuance costs	296,145	261,991
Principal repayment under secured financing agreements	(194,746)	(159,384)
Proceeds from financing of beneficial interests in securitizations	15,821	24,506
Principal repayments of financing of beneficial interests in securitizations	(9,958)	(5,699)
Proceeds from warehouse credit facilities	257,200	332,700
Repayments of warehouse credit facilities	(356,656)	(269,698)
Repurchases of convertible senior notes	—	(13,194)
Other financing activities	(356)	(1,462)
Net cash provided by financing activities from continuing operations	7,450	169,760
Net cash used in financing activities from discontinued operations	(151,178)	(64,502)
Net cash (used in) provided by financing activities	(143,728)	105,258
Net decrease in cash, cash equivalents and restricted cash	(110,658)	(182,931)
Cash, cash equivalents and restricted cash at the beginning of period	208,819	472,010
Cash, cash equivalents and restricted cash at the end of period	$98,161	$289,079

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$43,669	$26,746
Cash paid for income taxes	$351	$5,153
Supplemental disclosure of non-cash investing and financing activities:
Finance receivables from consolidation of 2022-2 securitization transaction	$—	$180,706
Elimination of beneficial interest from the consolidation of 2022-2 securitization transaction	$—	$9,811
Securitization debt from consolidation of 2022-2 securitization transaction	$—	$186,386
Reclassification of finance receivables held for sale to finance receivables at fair value, net	$—	$248,081

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

Value Maximization Plan

The Company was previously an end-to-end ecommerce platform to buy and sell used vehicles. On January 22, 2024, the Company announced that its Board of Directors ("Board") had approved a Value Maximization Plan, pursuant to which the Company discontinued its ecommerce operations and wound down its used vehicle dealership business in order to preserve liquidity and enable the Company to maximize stakeholder value through its remaining businesses. The Company ceased transacting through vroom.com, completed transactions for customers who had previously contracted with the Company to purchase or sell a vehicle, halted purchases of additional vehicles, sold its used vehicle inventory through wholesale channels, paid off its vehicle floorplan financing facility dated November 4, 2022 with Ally Bank and Ally Financial Inc. (the "2022 Vehicle Floorplan Facility") and conducted a reduction-in-force commensurate with the reduced operations. As of March 29, 2024, the Company substantially completed the wind-down of its ecommerce operations and used vehicle dealership business (the "Ecommerce Wind-Down").

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

Restructuring Support Agreement and Anticipated Prepackaged Chapter 11 Case

On November 12, 2024, the Company entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with creditors holding, over 80% of the aggregate outstanding principal amount of the Notes (as defined in Note 10, Long Term Debt) and the largest shareholder. The RSA contemplates a comprehensive restructuring of the Company’s debt obligations and capital structure to be implemented through a prepackaged plan of reorganization (the “Plan”) to be implemented through the anticipated filing of the Prepackaged Chapter 11 Case (as defined below). Capitalized terms used in this section but not defined herein have the meanings ascribed to them in the RSA.

Vroom, Inc. (in the context of the anticipated Prepackaged Chapter 11 Case, the “Debtor”) is expected to commence a voluntary proceeding (the “Prepackaged Chapter 11 Case”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtor plans to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtor plans to seek approval of certain “first day” motions containing customary relief intended to assure the Debtor’s ability to continue its ordinary course operations. None of Vroom, Inc.’s subsidiaries are expected to commence Chapter 11 proceedings.

Commitments and Representations. Each of the Debtor and the Consenting Stakeholders have made certain customary commitments and representations in the RSA. The Debtor has agreed, among other things, to support and take all commercially reasonable actions necessary and appropriate to facilitate the restructuring and meet milestones set forth in the RSA. The Consenting Stakeholders have committed to the Debtor, among other things, to support and vote for the Plan and use their commercially reasonable efforts to consummate and complete the restructuring.

Milestones. The RSA contains milestones ("Milestones") relating to the progress of the Prepackaged Chapter 11 Case, which include, among other things, entry of an order by the Bankruptcy Court, confirming the Plan and approving the related disclosure statement no later than 60 days following the Petition Date and the occurrence of the date on which the Plan has become effective in accordance with its terms (the “Plan Effective Date”) no later than 75 days following the Petition Date.

Termination. Each of the parties to the RSA may terminate the agreement (and thereby their support for the Plan) under certain limited circumstances, including, among other things: (i) in the case of the Company and the Consenting Noteholders, the failure to meet the Milestones; (ii) the occurrence of certain breaches of the RSA; (iii) the mutual agreement of the parties; and (iv) in the case of the Company, if the Board, members, or managers, as applicable, of the Company reasonably determines in good faith and based upon advice of outside legal counsel that performance under the RSA would be inconsistent with its applicable fiduciary duties.

Consummation. Consummation of the restructuring contemplated by the RSA is subject to approval of the Plan by the Bankruptcy Court and other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated.

Summary of Material Terms. The following is a summary of the material terms of the restructuring that are set forth in the Plan:

•
The capital structure of the reorganized Debtor upon the Plan Effective Date will consist of the new common stock to be issued by the reorganized Debtor on the Plan Effective Date (the “New Common Stock”), distributed to (a) the holders of Unsecured Notes Claims; and (b) the holders of Existing Equity Interests, and resulting in pro forma ownership percentages of (x) 92.94% of the New Common Stock held by the holders of Unsecured Notes Claims; and (y) 7.06% of the New Common Stock held by holders of Existing Equity

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Interests; in each case, subject to dilution by the (i) New Warrants, (ii) the MIP Awards, and (iii) the Post-Effective Date Equity Awards.
•
Promptly following the Plan Effective Date, the New Board will approve and implement the Management Incentive Plan (the “MIP”). The RSU Awards and the ESO Grants will be granted subject to approval by the New Board, with the allocation of such grants to be determined in good faith by the New Board in consultation with the reorganized company’s chief executive officer.
•
The reorganized company reserves the right to register the New Warrants with the U.S. Securities and Exchange Commission (“SEC”) by filing a Registration Statement on Form S-1 in its discretion if it determines that doing so would be necessary or desirable in connection with the trading of such securities. As contemplated, the New Warrants will have the following key terms:
o
Number: The New Warrants will be for the purchase of an aggregate of 1,808,243 shares of New Common Stock, equal to the number of presently existing outstanding shares of common stock of the Company;
o
Exercise Price: The New Warrants will have an exercise price of $12.19 per share;
o
Expiration: The New Warrants will expire on the 5th anniversary of the Plan Effective Date;
o
Anti-Dilution Protections: The New Warrants will contain customary anti-dilution protection for stock splits, stock dividends, and similar events but will not have Black-Scholes protections; and
o
Transferability: The New Warrants will be freely transferable, subject to applicable securities laws.

Under the Plan, certain classes of claims will receive upon consummation the following treatment:

•
Holders of Other Priority Claims, Secured Claims, General Unsecured Claims, and 510(b) Claims will be unimpaired.
•
Each holder of Claims under the Unsecured Notes Indenture (the “Unsecured Notes Claims”) will receive, except to the extent that such holder agrees in writing to less favorable treatment, on the Effective Date, its pro rata share of 92.94% of the New Common Stock (subject to dilution by (i) the New Warrants, (ii) the MIP Awards, and (iii) the Post-Effective Date Equity Awards).
•
Each holder of any Equity Security or other ownership interest in the Debtor as in existence immediately before the Plan Effective Date, but excluding any Existing Equity Awards (the “Existing Equity Interests”), will receive, except to the extent that such holder agrees in writing to less favorable treatment, on the Effective Date, (i) its pro rata share of 7.06% of the New Common Stock (subject to dilution by (a) the New Warrants, (b) the MIP Awards, and (c) the Post-Effective Date Equity Awards) and (ii) the right to receive New Warrants in an amount equal to its pro rata share of Existing Equity Interests.
•
Except to the extent the holder of any options or restricted stock units representing rights to purchase or acquire any Equity Securities of the Debtor as in existence immediately before the Plan Effective Date (the “Existing Equity Awards,” and together with the Existing Equity Interests, the “Equity Interests”) agrees in writing to less favorable treatment, on the Effective Date, all Existing Equity Awards will be converted into new awards (the “Post-Effective Date Equity Awards”) exchangeable into New Common Stock on the same terms and conditions, and for the same number of units, applicable to the Existing Equity Awards in respect of the Existing Equity Interests, as of immediately prior to the Plan Effective Date.

In connection with the restructuring, trade creditors and all other general unsecured creditors are expected to be unimpaired.

As described above, the Plan contemplates for the amendment and restatement, subject to approval by the New Board, of the Company’s 2020 Incentive Award Plan in order to implement the MIP, pursuant to which 10% of the New Common Stock (as defined in the Plan) outstanding on a fully diluted basis as of immediately following emergence may be issued in the form of restricted stock unit awards and 5% of the New Common Stock outstanding on a fully diluted basis as of immediately following emergence may be issued in the form of stock options to certain employees of the Debtor, in each case on the terms contemplated by the MIP Term Sheet.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Going Concern

As described above, the Company is contemplating the filing of the Prepackaged Chapter 11 Case to implement the transactions described herein. Management believes the Company will be able to emerge from bankruptcy and continue to operate as a viable going concern. However, there is no assurance that: (a) the Plan will become effective, (b) the Plan will ultimately be approved by the requisite voting creditors and interest holders and confirmed by the Bankruptcy Court, (c) the Bankruptcy Court will grant or deny motions in a manner that is not adverse to the Debtor, and (d) the anticipated Prepackaged Chapter 11 Case will not be converted into cases under chapter 7 of the Bankruptcy Code. The transactions contemplated by the RSA and Plan are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, management can provide no assurance that the transactions described therein will be consummated.

Due to the uncertainties described above, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is contingent upon management's plans, which includes, among other things, its ability to, subject to the approval by the Bankruptcy Court, implement a comprehensive restructuring and successfully emerge from the anticipated Prepackaged Chapter 11 Case. Despite the anticipated Chapter 11 filing, the Company retains sufficient liquidity, with approximately $51.1 million of unrestricted cash on its Condensed Consolidated Balance Sheet as of September 30, 2024, and it continues to meet its obligations to customers, vendors, counterparties and employees in the ordinary course of business.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. The condensed consolidated balance sheet as of December 31, 2023, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2023.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2024 and its results of operations for the three and nine months ended September 30, 2024 and 2023. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the current fiscal year or any other future periods. Certain prior year amounts have been reclassified to conform to the current year presentation related to discontinued operations and new financial statement presentation as a result of the Ecommerce Wind-Down and the reverse stock split.

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

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the three and nine months ended September 30, 2024 and 2023. Accordingly, net loss and comprehensive loss are the same for the periods presented.

Restricted Cash

Restricted cash primarily includes UACC restricted cash. UACC collects and services finance receivables under the securitization transactions and warehouse credit facilities. These collections are restricted for use until properly remitted each month under the terms of the servicing agreement. UACC also maintains a reserve account for each securitization and warehouse credit facility to provide additional collateral for the borrowings. Refer to Note 9 — Warehouse Credit Facilities of Consolidated VIEs and Note 10 — Long Term Debt for further detail.

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

The Company records a valuation allowance to report finance receivables at the lower of cost or fair value. To determine the valuation allowance, finance receivables are evaluated collectively as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differs from estimates, significant adjustments to the Company's valuation allowance may be needed. Fair value adjustments are recorded in "Realized and unrealized losses, net of recoveries" in the consolidated statements of operations. Principal balances and corresponding deferred acquisition costs and discounts of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. As of September 30, 2024 and December 31, 2023, the valuation allowance for finance receivables classified as held for sale was $32.6 million and $33.8 million, respectively. Refer to Note 14 – Financial Instruments and Fair Value Measurements.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Finance Receivables at Fair Value

Finance receivables for which the fair value option was elected under ASC 825 are classified as finance receivables at fair value. Finance receivables at fair value include both finance receivables held for sale at fair value as well as finance receivables held for investment at fair value. Finance receivables held for sale at fair value represent finance receivables that the Company intends to sell but elected the fair value option. The aggregate principal balance and the fair value of the finance receivables held for sale at fair value was $310.8 million and $277.6 million, respectively and the aggregate principal balance and the fair value of the finance receivables held for investment at fair value was $250.7 million and $210.0 million, respectively as of September 30, 2024. The Company did not have any finance receivables held for sale at fair value as of December 31, 2023.

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

Refer to Note 14 – Financial Instruments and Fair Value Measurements.

Consolidated CFEs

The 2022-2, 2023-1, and 2024-1 securitization transaction VIEs are consolidated collateralized financing entities (CFEs). Refer to Note 4 – Variable Interest Entities and Securitizations. During the three and nine months ended September 30, 2024 and 2023, the Company recognized the following revenue and expenses associated with these CFEs in the condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$29,018	$27,303	$81,100	$77,801
Interest expense	(9,143)	(6,163)	(22,091)	(16,593)
Realized and unrealized losses, net of recoveries	(24,928)	(24,983)	(53,544)	(50,165)
Noninterest income (loss), net	767	104	(1,797)	(3,678)

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

UACC’s customers, in this instance, are the third-party automotive dealers through which it purchases or acquires retail installment sale contracts for consumers. CarStory’s customers are dealers, automotive financial services companies and others in the automotive industry who purchase CarStory’s digital retailing services. For the three and nine months ended September 30, 2024 and 2023, no customer represented 10% or more of the Company’s income and

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

no customer represented more than 10% of the Company’s finance receivables as of September 30, 2024 and December 31, 2023.

Liquidity

As of September 30, 2024, the Company had cash and cash equivalents of $51.1 million and restricted cash of $47.1 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $46.2 million. The Company has historically had negative cash flows and generated losses from operations and the Company’s primary source of liquidity has been cash generated through financing activities.

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

As of September 30, 2024, UACC has four warehouse credit facilities with an aggregate borrowing limit of $825.0 million and outstanding borrowings of $321.8 million with excess borrowing capacity of $32.9 million. The terms of the facilities generally mature within two years and the Company typically renews the facilities in the ordinary course. Currently, all four Warehouse Credit Facilities expire between June and September 2025. Refer to Note 9 — Warehouse Credit Facilities and Consolidated VIEs. The Company has commenced discussions with its lenders to extend the terms beyond the current expiration dates and, consistent with prior periods, expects those facilities to be amended and renewed. As of September 30, 2024, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

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

The Company expects to use cash and cash equivalents to finance future capital requirements and UACC’s Warehouse Credit Facilities to fund finance receivables. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC’s portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on the Company's liquidity.

If the Company undergoes a fundamental change (as defined in the Indenture between the Company and U.S. Bank National Association, as trustee, with respect to the Notes), subject to certain conditions, holders of the Notes may require the Company to immediately repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. The delisting of the Company’s common stock from the Nasdaq Global Select Market would constitute a fundamental change under the terms of the Indenture.

Nasdaq maintains several standards for continued listing of the Company’s common stock on the Nasdaq Global Select Market. For example, under the “equity standard”, the Company is required to have stockholders’ equity of at least $10 million, among other requirements. Under the “total asset standard”, the market value of the Company’s publicly held shares must be at least $15 million, among other requirements. Only one standard has to be met to comply with Nasdaq requirements. The Company currently meets the "total asset standard". If the Company is not able to satisfy a continued listing requirement from Nasdaq and its common stock is delisted, it will be required to repurchase the Notes prior to their maturity, as discussed above.

As of September 30, 2024, and as of the date of issuance of the condensed consolidated financial statements, the Company does not have sufficient liquidity to repurchase the Notes in the event of a fundamental change and would be required to seek financing or otherwise restructure its existing capital structure. Such financing may not be available to the Company on favorable terms, or at all. On November 12, 2024, the Company announced its entry into the RSA and its intention to commence the Prepackaged Chapter 11 Case. The RSA contemplates and the Plan proposes that, upon

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

effectiveness, each holder of an Allowed Unsecured Notes Claim (as defined therein) will receive, in full and final satisfaction, settlement, discharge and release of, and in exchange for, its Allowed Unsecured Notes Claim, its pro rata share of 92.94% of the New Common Stock (subject to dilution by the New Warrants, the MIP, and the Post-Effective Date Equity Awards, all terms as defined therein). On the Plan Effective Date, all notes, instruments, certificates, and other documents evidencing Unsecured Notes Claims will be canceled and/or updated to record such cancellation and the obligations of the Debtor thereunder or in any way related thereto will be deemed satisfied in full and discharged. As discussed herein, the consummation of the Plan is subject to numerous conditions and the Plan may not be consummated, including if the Prepackaged Chapter 11 Case is not commenced for any reason. The Company may be delisted by Nasdaq due the anticipated Prepackaged Chapter 11 Case, and the Company may be unable to relist on Nasdaq or another national securities exchange.

The Company’s future capital requirements will depend on many factors, including the outcome of the anticipated Prepackaged Chapter 11 Case, the ability to realize the benefits of the Value Maximization Plan, available advance rates on and the amendment and renewal of the Warehouse Credit Facilities, the ability to continue to meet the requirements of Nasdaq for continued listing on the Nasdaq Global Select Market, the ability to complete additional securitization transactions on terms favorable to the Company, and future credit losses. While the financial statements have been prepared on a going concern basis, there is substantial doubt about the Company’s ability to continue as a going concern due to the anticipated Prepackaged Chapter 11 Case, as discussed in Note 1, above.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

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

A portion of the fees earned on third-party financing and value-added products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2024 and December 31, 2023, the Company’s reserve for chargebacks was $10.9 million and $11.8 million, respectively, which are included within “Other liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to warranties and GAP income in the period identified. As of September 30, 2024 and December 31, 2023, the Company recognized $11.2 million and $22.3 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, which are included within “Other assets."

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the nine months ended September 30, 2024, UACC completed the 2024-1 securitization transaction, in which it sold approximately $300.0 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $297.2 million. The trust is collateralized by finance receivables with an aggregate principal balance of $380.1 million as of April 30, 2024. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. As a result of market conditions, the Company retained the residual interests, therefore the 2024-1 securitization was accounted for as secured borrowings and remains on balance sheet pending the sale of such retained interests. The Company also repurchased $4.2 million of the non-investment grade securities related to the 2022-2 securitization transaction for $4.8 million.

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

	As of September 30, 2024
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$30,390	$15,760	$46,150
Finance receivables at fair value	244,981	201,672	446,653
Finance receivables held for sale	201,271	152,547	353,818
Interest receivable	7,617	5,520	13,137
Other assets	7,462	4,761	12,223
Total Assets	$491,721	$380,260	$871,981
Liabilities:
Securitization debt	$410,011	$—	$410,011
Warehouse credit facilities	—	321,812	321,812
Other liabilities	7,136	9,227	16,363
Total Liabilities	$417,147	$331,039	$748,186

	As of December 31, 2023
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$28,458	$20,688	$49,146
Finance receivables at fair value	316,998	24,446	341,444
Finance receivables held for sale	—	457,185	457,185
Interest receivable	6,107	7,586	13,693
Other assets	6,283	6,987	13,270
Total Assets	$357,846	$516,892	$874,738
Liabilities:
Securitization debt	$314,095	$—	$314,095
Warehouse credit facilities	—	421,268	421,268
Other liabilities	4,534	9,801	14,335
Total Liabilities	$318,629	$431,069	$749,698

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2024 and December 31, 2023, the assets UACC retains in the unconsolidated VIEs were approximately $2.6 million and $4.5 million, respectively, and are included in "Other assets" in the Company's consolidated balance sheet. The beneficial interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities. During the three months ended March 31, 2023, the Company entered into a Risk Retention Financing Facility to finance the majority of its retained beneficial interests in securitizations. Refer to Note 10 – Long Term Debt for further detail.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to the unconsolidated VIE (in thousands):

	As of September 30, 2024			As of December 31, 2023
	Aggregate Principal Balance	Carrying Value	Total Exposure	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$2,585	$2,440	$2,440	$4,538	$4,345	$4,345
Certificates	—	172	172	—	140	140
Other assets	310	310	310	310	310	310
Total unconsolidated VIEs	$2,895	$2,922	$2,922	$4,848	$4,795	$4,795

Total exposure represents the estimated loss UACC would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented above is not an indication of the Company's expected losses.

5. Discontinued Operations

As discussed in Note 1 – Description of Business and Basis of Presentation, the Ecommerce Wind-Down was substantially completed as of March 29, 2024. The Company's ecommerce operations were previously a reportable segment and the exit represents a strategic shift that had a major effect on the Company's operations and financial results. Therefore, in accordance with ASC 205, as of and for the three and nine months ended September 30, 2024, the Company reported the ecommerce operations and used vehicle dealership business as discontinued operations and recast prior periods to reflect this presentation.

During the three and nine months ended September 30, 2024, the Company incurred charges of approximately $0.2 million and $15.8 million, respectively for severance and other personnel-related costs and approximately $0.4 million and $13.9 million, respectively for contract and lease termination costs as a result of the Ecommerce Wind-Down recorded in "Net loss from discontinued operations" in the condensed consolidated statements of operations.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the major income and expense line items from discontinued operations as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Retail vehicle, net	$—	147,840	$47,320	$419,920
Wholesale vehicle	—	30,898	140,714	75,593
Product, net	—	4,225	1,635	12,199
Total revenue	—	182,963	189,669	507,712
Cost of sales:
Retail vehicle	—	144,655	43,673	414,917
Wholesale vehicle	—	32,393	142,343	81,019
Total cost of sales	—	177,048	186,016	495,936
Total gross profit	—	5,915	3,653	11,776
Selling, general and administrative expenses	1,000	48,609	39,602	160,924
Loss (gain) on disposal of long lived assets	924	—	(10,355)	(81)
Depreciation and amortization	—	3,712	383	10,125
Impairment charges	—	—	—	1,353
Loss from operations	(1,924)	(46,406)	(25,977)	(160,545)
Interest expense	—	4,944	1,607	14,178
Interest income	—	(3,505)	(856)	(9,350)
Loss before provision for income taxes	(1,924)	(47,845)	(26,728)	(165,373)
Provision for income taxes	75	143	296	465
Net loss from discontinued operations	$(1,999)	$(47,988)	$(27,024)	$(165,838)

The following table summarizes the major classes of assets and liabilities from discontinued operations as reported in the condensed consolidated balance sheets:

	As of September 30,	As of December 31,
	2024	2023
ASSETS
Inventory	$—	$163,250
Property and equipment, net	2,864	19,150
Other assets	152	14,137
Assets from discontinued operations	$3,016	$196,537
LIABILITIES
Accounts payable	$19	$6,440
Accrued expenses	4,817	27,133
Vehicle floorplan	—	151,178
Deferred revenue	—	14,025
Operating lease liabilities	161	23,461
Other liabilities	—	5,883
Liabilities from discontinued operations	$4,997	$228,120

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Equipment	$2,843	$2,653
Furniture and fixtures	333	503
Leasehold improvements	625	434
Internal-use software	4,049	4,807
Other	829	1,370
	8,679	9,767
Accumulated depreciation and amortization	(5,624)	(4,785)
Property and equipment, net	$3,055	$4,982

Depreciation and amortization expense was $0.3 million and $0.5 million for the three months ended September 30, 2024 and 2023, respectively, and $1.7 million and $1.4 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company recorded impairment charges for "Property and equipment, net" of nil and $2.7 million for the three and nine months ended September 30, 2024, respectively, related to the Company's internal-use software that no longer have a planned future use.

7. Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$108,700	$(50,798)	$57,902	$108,700	$(38,050)	$70,650
Customer relationships	69,400	(23,842)	45,558	69,400	(17,336)	52,064
Trademarks and trade names	12,200	(4,035)	8,165	12,200	(3,022)	9,178
Total intangible assets	$190,300	$(78,675)	$111,625	$190,300	$(58,408)	$131,892

Amortization expense for intangible assets was $6.8 million and $6.8 million for the three months ended September 30, 2024 and 2023, respectively, and $20.3 million and $20.3 million for the nine months ended September 30, 2024 and 2023, respectively.

The estimated amortization expense for intangible assets subsequent to September 30, 2024, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2024	$6,756
2025	27,022
2026	21,979
2027	21,882
2028	21,882
Thereafter	12,104
$111,625

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

8. Other Liabilities

The Company’s other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Warranty and GAP liabilities	$17,792	$21,279
Dealer related liabilities	4,506	6,934
Accrued compensation and benefits	11,155	8,923
Accrued professional services	798	2,542
Accrued software and IT costs	571	1,011
Interest payable	4,781	4,183
Insurance payable	365	2,142
Other	11,506	14,307
Total other liabilities	$51,474	$61,321

9. Warehouse Credit Facilities of Consolidated VIEs

UACC has four senior secured warehouse facility agreements, through consolidated VIEs, (the “Warehouse Credit Facilities”) with banking institutions as of September 30, 2024. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of September 30, 2024 and December 31, 2023, the Company had excess borrowing capacity of $32.9 million and $56.9 million on UACC's Warehouse Credit Facilities, respectively.

The terms of the Warehouse Credit Facilities include the following (in thousands):

	Facility One	Facility Two	Facility Three	Facility Four
Execution date	May 30, 2012	November 19, 2013	July 11, 2019	November 18, 2022
Commitment termination date	July 21, 2025	June 2, 2025	August 29, 2025	September 12, 2025
Aggregate borrowings limit	$200,000	$200,000	$200,000	$225,000
As of September 30, 2024
Aggregate principal balance of finance receivables pledged as collateral	$—	$87,508	$152,172	$162,435
Outstanding balance	$—	$68,689	$123,331	$129,792
Restricted cash	$—	$3,196	$6,422	$6,143
As of December 31, 2023
Aggregate principal balance of finance receivables pledged as collateral	$223,207	$64,970	$165,927	$92,978
Outstanding balance	$177,375	$51,012	$117,264	$75,617
Restricted cash	$8,961	$2,550	$6,485	$2,692

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2024 and December 31, 2023, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 6.97% and 6.98%, respectively.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

10. Long Term Debt

Debt instruments, excluding warehouse credit facilities of consolidated VIEs, which are discussed in Note 9 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Convertible senior notes	$287,926	$286,800
Securitization debt of consolidated VIEs at fair value	167,716	314,095
Securitization debt of consolidated VIEs at amortized cost	242,295	—
Financing of beneficial interest in securitizations	21,125	15,378
Junior subordinated debentures	10,310	10,310
Total debt	$729,372	$626,583

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

On November 12, 2024, the Company announced its entry into the RSA and its intention to commence the Prepackaged Chapter 11 Case. The RSA contemplates and the Plan proposes that, upon effectiveness, each holder of an Allowed Unsecured Notes Claim (as defined therein) will receive, in full and final satisfaction, settlement, discharge and release of, and in exchange for, its Allowed Unsecured Notes Claim, its pro rata share of 92.94% of the New Common Stock (subject to dilution by the New Warrants, the MIP, and the Post-Effective Date Equity Awards, all terms as defined therein). On the effective date, all notes, instruments, certificates, and other documents evidencing Unsecured Notes Claims will be canceled and/or updated to record such cancellation and the obligations of the Debtor thereunder or in any way related thereto will be deemed satisfied in full and discharged. As discussed herein, the consummation of the Plan is subject to numerous conditions and the Plan may not be consummated, including if the Prepackaged Chapter 11 Case is not commenced for any reason.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

If the Company undergoes a fundamental change (as defined in the Indenture), subject to certain conditions, holders of the Notes may require the Company to repurchase for cash all or any portion of their Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their Notes in connection with such a corporate event. During the three and nine months ended September 30, 2024, the conditions allowing holders of the Notes to convert were not met.

During the nine months ended September 30, 2023, the Company repurchased $32.8 million in aggregate principal amount of the Notes, net of deferred issuance costs, for $13.2 million in open-market transactions. The Company recognized a gain on extinguishment of debt of $19.6 million for the nine months ended September 30, 2023

The Company accounts for the Notes as a single liability-classified instrument measured at amortized cost. As of September 30, 2024, the unamortized debt discount and debt issuance costs was $2.6 million and the net carrying value was $287.9 million. As of December 31, 2023, the unamortized debt discount and debt issuance costs was $3.7 million and the net carrying value was $286.8 million.

The Notes were issued at par value and fees associated with the issuance of these Notes are amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense was $0.9 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and $2.8 million and $3.3 million for the nine months ended September 30, 2024 and 2023, respectively. The effective interest rate of the Notes is 1.3%.

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

Upon the issuance of the securitization debt for the 2023-1 and 2024-1 securitization transactions, UACC retained the residual interests. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it is responsible for the administration and collection of the amounts owed under the contracts. In the first quarter of 2023, UACC waived its servicing fees related to the 2022-2 securitization and subsequently consolidated the 2022-2 trust. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $30.4 million and $28.5 million as of September 30, 2024 and December 31, 2023, respectively.

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

The securitization debt issued is included in "Long-term debt" on the condensed consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of September 30, 2024
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2022-2-C	May 10, 2027	$26,533	5.81%	$14,774	$14,778
United Auto Credit 2022-2-D	January 10, 2028	32,889	6.84%	32,889	32,813
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	28,440	16,925
United Auto Credit 2023-1-B	July 10, 2028	51,157	5.91%	9,604	9,604
United Auto Credit 2023-1-C	July 10, 2028	33,326	6.28%	33,326	33,346
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	35,653	36,366
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	23,884
Total rated notes at fair value		$236,254		$177,942	$167,716

United Auto Credit 2024-1-A	August 10, 2026	$132,340	6.17%	$77,489
United Auto Credit 2024-1-B	June 10, 2027	42,770	6.57%	42,770
United Auto Credit 2024-1-C	October 10, 2029	35,190	7.06%	35,190
United Auto Credit 2024-1-D	November 12, 2029	52,160	8.30%	52,160
United Auto Credit 2024-1-E	November 12, 2030	37,540	10.45%	37,540
Total rated notes at amortized cost		$300,000		$245,149
Unamortized debt issuance costs				$2,854
Net carrying value				$242,295

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

The final scheduled payment date represents legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $55.5 million in 2024, $170.0 million in 2025, $102.4 million in 2026, $53.8 million in 2027 and $41.3 million in 2028.

In February 2024, UACC exercised its option to repurchase the 2021-1 securitization debt for a total redemption price of $35.6 million.

The aggregate principal balance and the fair value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of September 30,		As of December 31,
	2024		2023
	Aggregate Principal Balance	Net Carrying Value	Aggregate Principal Balance	Net Carrying Value
United Auto Credit 2021-1	$—	$—	$38,951	$35,790
United Auto Credit 2022-2	77,932	66,070	125,072	111,379
United Auto Credit 2023-1	126,289	103,178	197,586	169,829
United Auto Credit 2024-1	313,348	277,004	—	—
Total finance receivables of CFEs	$517,569	$446,252	$361,609	$316,998

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The outstanding balance of this facility, net of unamortized debt issuance costs, was $21.1 million and $15.4 million as of September 30, 2024 and December 31, 2023, respectively, and is included in "Long-term debt" on the condensed consolidated balance sheet. As of September 30, 2024 and December 31, 2023, the fair value of the collateral pledged under this facility was $22.0 million and $15.8 million, respectively.

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

In January 2022, the Company received a non-public civil investigative demand from the Federal Trade Commission (“FTC”), seeking the production of information related to certain of the Company's business practices and the Company responded to those information requests. On February 23, 2024, the FTC notified the Company that it has reason to believe that the Company violated Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a); the FTC's Mail, Internet, or Telephone Order Merchandise Rule, 16 C.F.R. Part 435; the FTC’s Used Motor Vehicle Trade Regulation Rule,16 C.F.R. Part 455; and the FTC’s Pre-Sale Availability Rule, 16 C.F.R. Part 702. On May 6, 2024, Vroom, Inc., Vroom Automotive, LLC and the FTC reached an agreement to resolve the FTC’s allegations without any admission of wrongdoing by either Vroom entity, subject to final approval by the FTC and the court. Under the agreement, the Company agreed to pay a total of $1 million in customer redress and abide permanently by an injunction. The FTC issued its final approval of the agreement on July 2, 2024, and a mutually-agreed upon order reflecting the agreement was entered by the Court on July 10, 2024. The case is captioned Federal Trade Commission v. Vroom, Inc. et al., Case No. 4:24-cv-02496.

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfilment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. In May 2022, Vroom Automotive, LLC and the Attorney General of the State of Texas agreed to a temporary injunction in which Vroom Automotive, LLC agreed to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. In December 2023, Vroom, Inc., Vroom Automotive, LLC and the Attorney General of the State of Texas reached a final agreement to resolve all claims in the petition, without any admission of wrongdoing by either Vroom entity. Under the agreement, the Company agreed to pay a total of $2 million in civil penalties and $1 million in attorneys' fees, with the first half due in September 2024 and the remaining half due in September 2025, and abide permanently by an injunction of certain operational practices that were previously implemented.

As previously disclosed, the Company has been subject to audits, requests for information, investigations and other inquiries from its regulators. These regulatory matters could continue to progress into legal proceedings as well as enforcement actions. The Company has incurred fines in certain states and could continue to incur fines, penalties, restitution, or alterations in the Company's business practices, which in turn, could lead to increased business expenses, additional limitations on the Company's business activities and further reputational damage, although to date such expenses have not had a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

Upon the filing of the Prepackaged Chapter 11 Case, it is anticipated that all litigation against the Debtor will be stayed pursuant to the automatic stay of the Bankruptcy Code. The RSA contemplates that all existing litigation will be unimpaired by the bankruptcy and the associated liabilities are not currently proposed to be discharged pursuant to the

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

proposed plan of reorganization. Following the Plan Effective Date, it is anticipated that any litigation stayed during the Prepackaged Chapter 11 Case will continue.

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

12. Preferred Stock and Stockholders’ Equity

Preferred Stock

On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock. As of September 30, 2024, there was no preferred stock issued or outstanding.

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

At-the-market Offering

On December 1, 2023, the Company entered into an equity distribution agreement with Virtu Americas LLC to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $50.0 million, from time to time, through an “at-the-market” equity offering program (the "ATM offering"). As of September 30, 2024, the Company has up to $47.5 million remaining in aggregate gross proceeds that can be issued through the ATM offering.

13. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 37,739 shares of the Company’s common stock, (ii) an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030 of up to 4% of the shares of common stock outstanding on an as-converted basis on the last day of the immediately preceding fiscal year, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. As of September 30, 2024, the Company has registered an additional 264,299 shares of the Company's common stock to be issued pursuant to the 2020 Plan.

Effective as of June 13, 2024, the stockholders approved an amendment to the 2020 Plan to increase the number of authorized shares by 350,000 shares. As of September 30, 2024, there were 455,348 shares available for future issuance under the 2020 Plan.

On May 20, 2022, the Company adopted the 2022 Inducement Award Plan (the “Inducement Award Plan”). Awards under the Inducement Award Plan may only be granted to a newly hired employee who has not previously been an employee or a member of the Board or an employee who is being rehired following a bona fide period of non-employment by the Company, in each case as a material inducement to the employee’s entering into employment. An aggregate of 37,500 shares of the Company’s common stock are reserved for issuance under the Inducement Award Plan. As of September 30, 2024, there were 32,436 shares available for future issuance under the Inducement Award Plan.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RSUs

The Company recognized $1.2 million and $1.8 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2024 and 2023, respectively and $4.9 million and $5.1 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, the Company had $2.1 million and $4.5 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 0.8 and 1.1 years, respectively.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$34,456	$—	$—	$34,456
CFE assets:
Finance receivables	—	—	244,981	244,981
Finance receivables at fair value	—	—	242,592	242,592
Other assets (beneficial interests in securitizations)	—	2,613	—	2,613
Total financial assets	$34,456	$2,613	$487,573	$524,642
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	150,791	16,925	167,716
Total financial liabilities	$—	$150,791	$16,925	$167,716

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$27,121	$—	$—	$27,121
CFE assets:
Finance receivables	—	—	316,998	316,998
Finance receivables at fair value	—	—	31,672	31,672
Other assets (beneficial interests in securitizations)	—	4,485	—	4,485
Total financial assets	$27,121	$4,485	$348,670	$380,276
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	314,095	—	314,095
Total financial liabilities	$—	$314,095	$—	$314,095

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

In determining the fair value of the securitization debt of consolidated CFEs, the broker dealers consider contractual cash payments and yields expected by market participants. Broker dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including ratings, coupon, collateral type and seasoning or age of the security. When the Company obtains prices from multiple broker dealers for the same security and has a consensus among them, it deems these fair values to be based on observable valuation inputs and classified as Level 2 of the fair value hierarchy. Where a third-party broker dealer quote is not available, an internal model is utilized using unobservable inputs or if the Company has multiple quotes that are not within determined range, it classifies the securitization debt as Level 3 of the fair value hierarchy.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2024	$316,998	$31,672	$—
Transfer within Level 3 categories	53,899	(53,899)	—
Transfers into Level 3	—	—	20,864
Losses included in realized and unrealized losses	(52,017)	(14,956)	(3,939)
Issuances, net of discount	—	322,853	—
Paydowns	(84,821)	(44,786)	—
Other	10,922	1,708	—
Fair value as of September 30, 2024	$244,981	$242,592	$16,925

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value
Fair value as of January 1, 2023	$77,904	$75,270
Reclassification of finance receivables held for sale to finance receivables at fair value, net	248,081	—
Transfer within Level 3 categories	24,175	(24,175)
Consolidation of VIEs	180,706	—
Losses included in realized and unrealized losses	(67,035)	(1,349)
Issuances, net of discount	—	3,392
Paydowns	(117,002)	(19,641)
Other	18,965	1,406
Fair value as of September 30, 2023	$365,794	$34,903

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis. During the three and nine months ended September 30, 2024, transfers into Level 3 liabilities related to not achieving consensus pricing from third-party broker dealers on the 2022-2 E rated notes related to the securitization debt of consolidated CFEs. During the nine months ended September 30, 2023, $180.7 million of finance receivables related to the 2022-2 securitization transaction were consolidated and classified as Level 3 and $248.1 million of finance receivables held for sale related to the 2023-1 securitization transaction were reclassified to Level 3 finance receivables of consolidated CFEs.

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Realized and unrealized losses, net of recoveries" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Financial Assets
Finance receivables of CFEs	$16,689	$23,103	$43,233	$54,987
Finance receivables at fair value	3,758	2,027	9,758	605
Beneficial interests in securitizations	(65)	238	(157)	1,160
Financial Liabilities
Debt of securitized VIEs	(2,567)	335	(7,053)	(6,916)
Total net loss included in "Realized and unrealized losses, net of recoveries"	$17,815	$25,703	$45,781	$49,836

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of September 30, 2024	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$287,993	$273,600
Aggregate fair value of finance receivables that are reported at fair value	$244,981	$242,592
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$6,430	$2,529
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,436	$1,774

As of December 31, 2023	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$361,609	$36,207
Aggregate fair value of finance receivables that are reported at fair value	$316,998	$31,672
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$6,700	$717
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,921	$544

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of September 30, 2024	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$177,942
Aggregate fair value of rated notes of securitized VIEs	$167,716

As of December 31, 2023	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$318,085
Aggregate fair value of rated notes of securitized VIEs	$314,095

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

Finance receivables held for sale, net: For finance receivables eligible to be sold in a securitization, the Company determines the fair value of these finance receivables utilizing sales prices based on estimated securitization transactions, adjusted for transformation costs, risk and a normal profit margin associated with securitization transactions. Such fair value measurement of finance receivables held for sale, net is considered Level 3 of the fair value hierarchy. As of September 30, 2024, the carrying value and fair value of the finance receivables held for sale, net were $254.9 million. As of December 31, 2023, the Company determined that all of these finance receivables should be marked to their fair value of $468.8 million based on the results of the Company's lower of amortized cost basis or fair value analysis.

In addition, from time to time the Company may mark certain receivables, that are no longer eligible to be sold in a securitization, classified as held for sale to fair value on a non-recurring basis. As of September 30, 2024 and December

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

31, 2023, there were $108.1 million and $34.8 million of these finance receivables that were marked to fair value on a non-recurring basis, respectively. These are finance receivables that became delinquent and no longer meet the expected securitization sales criteria. The Company uses a discounted cash flow model to estimate the present value of future recoveries for finance receivables. Such fair value measurement of finance receivables held for sale, net is considered Level 3 of the fair value hierarchy.

Convertible Senior Notes: The fair value of the Notes, which are not carried at fair value on the accompanying condensed consolidated balance sheets, was determined utilizing actual bids and offer prices of the Notes in markets that are not active and are classified within Level 2 of the fair value hierarchy.

	September 30,	December 31,
	2024	2023
Carrying value	$287,926	$286,800
Fair value	$145,244	$152,506

Securitization Debt: The fair value of the 2024-1 securitization debt, which is not carried at fair value on the accompanying condensed consolidated balance sheets, was determined utilizing non-binding quoted prices provided by broker dealers, as discussed above, and classified as Level 2 of the fair value hierarchy.

September 30,
2024
Carrying value	$242,295
Fair value	$248,526

Financing of beneficial interests in securitizations: The fair value of the financing of beneficial interests in securitizations, which are not carried at fair value on the accompanying condensed consolidated balance sheets, approximated their carrying value as of September 30, 2024 and December 31, 2023 and are classified within Level 3 of the fair value hierarchy.

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the accompanying consolidated balance sheets, approximated their carrying value as of September 30, 2024 and December 31, 2023 and are classified within Level 3 of the fair value hierarchy.

15. Segment Information

As a result of the Ecommerce Wind-Down during the three months ended March 31, 2024, the Company revised its reportable segments. The Company is now organized into two reportable segments: UACC and CarStory. Corporate activities are presented in "corporate" and do not constitute a reportable segment. These activities include costs not directly attributable to the segments and are primarily related to costs associated with corporate and governance functions, including executive functions, corporate finance, legal, human resources, information technology, cyber security and other shared costs. Certain shared costs, including corporate administration, are allocated to segments based upon specific allocation of expenses. Corporate activities also include the runoff of legacy Vroom third party vehicle service and GAP policies sold prior to the Ecommerce Wind-Down as well as certain Vroom contracts that have been renegotiated and right-sized to account for reduced headcount following the Ecommerce Wind-down. The Company retrospectively restated segment results for the comparative period to conform to the new presentation. No operating segments have been aggregated to form the reportable segments.

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The CODM reviews Adjusted EBITDA for each of the reportable segments. Adjusted EBITDA is defined as net loss before interest expense on corporate debt, interest income on cash and cash equivalents, income tax expense, depreciation and amortization expense, stock compensation expense, severance expense related to the continuing operations, gain on debt extinguishment and long-lived asset impairment charges, incurred by the segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of September 30, 2024 and December 31, 2023, long-lived assets were predominantly located in the United States.

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

Information about the Company’s reportable segments are as follows (in thousands):

	Three Months Ended September 30,
	2024				2023
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$50,801	$—	$(588)	$50,213	$48,068	$—	$(489)	$47,579

Interest expense:
Warehouse credit facility	6,251	—	—	6,251	5,522	—	—	5,522
Securitization debt	9,096	—	—	9,096	6,116	—	—	6,116
Total interest expense	15,347	—	—	15,347	11,638	—	—	11,638
Net interest income	35,454	—	(588)	34,866	36,430	—	(489)	35,941

Realized and unrealized losses, net of recoveries	30,117	—	8,229	38,346	30,323	—	6,935	37,258
Net interest income after losses and recoveries	5,338	—	(8,818)	(3,480)	6,107	—	(7,424)	(1,317)

Noninterest income:
Servicing income	1,495	—	—	1,495	2,430	—	—	2,430
Warranties and GAP income (loss), net	2,074	—	1,843	3,917	1,487	—	(1,341)	146
CarStory revenue	—	2,890	—	2,890	—	2,998	—	2,998
Gain on debt extinguishment	—	—	—	—	—	—	—	—
Other income	1,698	199	522	2,419	570	141	1,346	2,057
Total noninterest income	5,267	3,089	2,365	10,721	4,487	3,139	5	7,631

Expenses:
Compensation and benefits	19,819	3,127	2,419	25,365	14,976	2,328	2,547	19,851
Professional fees	875	(112)	824	1,587	986	71	2,591	3,648
Software and IT costs	2,346	17	997	3,360	2,798	170	1,717	4,685
Depreciation and amortization	5,505	1,600	—	7,105	5,689	1,609	—	7,298
Interest expense on corporate debt	681	—	920	1,601	540	—	1,053	1,593
Impairment charges	2,407	—	—	2,407	—	—	—	—
Other expenses	1,991	127	1,318	3,436	1,666	161	2,034	3,861
Total expenses	33,624	4,759	6,478	44,861	26,656	4,339	9,941	40,936

Adjusted EBITDA	$(14,119)	$(210)	$(11,205)	$(25,534)	$(9,780)	$536	$(16,715)	$(25,959)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended September 30,
	2024				2023
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$154,731	$—	$(1,579)	$153,152	$130,897	$—	$(1,955)	$128,942

Interest expense:
Warehouse credit facility	22,708	—	—	22,708	12,279	—	—	12,279
Securitization debt	21,960	—	—	21,960	16,442	—	—	16,442
Total interest expense	44,668	—	—	44,668	28,721	—	—	28,721
Net interest income	110,063	—	(1,579)	108,484	102,176	—	(1,955)	100,221

Realized and unrealized losses, net of recoveries	77,460	—	10,434	87,894	62,980	—	13,192	76,173
Net interest income after losses and recoveries	32,604	—	(12,013)	20,590	39,196	—	(15,148)	24,048

Noninterest (loss) income:
Servicing income	5,101	—	—	5,101	7,835	—	—	7,835
Warranties and GAP income (loss), net	5,324	—	(9,671)	(4,347)	5,168	—	(1,436)	3,732
CarStory revenue	—	8,782	—	8,782	—	9,392	—	9,392
Gain on debt extinguishment	—	—	—	—	—	—	19,640	19,640
Other income	6,266	562	1,516	8,344	2,601	282	5,277	8,160
Total noninterest (loss) income	16,691	9,344	(8,155)	17,880	15,604	9,674	23,481	48,759

Expenses:
Compensation and benefits	59,146	7,802	9,703	76,651	49,904	7,149	7,360	64,413
Professional fees	2,326	90	4,002	6,418	4,555	361	6,149	11,065
Software and IT costs	8,048	205	3,765	12,018	8,478	515	5,742	14,735
Depreciation and amortization	17,156	4,807	—	21,963	16,898	4,822	—	21,720
Interest expense on corporate debt	1,781	—	2,760	4,541	1,173	—	3,287	4,460
Impairment charges	5,159	—	—	5,159	—	—	—	—
Other expenses	7,569	300	4,984	12,853	5,927	462	7,242	13,631
Total expenses	101,187	13,203	25,213	139,603	86,935	13,308	29,781	130,024

Adjusted EBITDA	$(27,091)	$720	$(38,858)	$(65,229)	$(13,956)	$1,738	$(40,358)	$(52,576)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The reconciliation between reportable segment Adjusted EBITDA to consolidated loss from continuing operations before provision for income taxes is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA by Segment
UACC	$(14,119)	$(9,780)	$(27,091)	$(13,956)
CarStory	(210)	536	720	1,738
Corporate	(11,205)	(16,715)	(38,858)	(40,358)
Total	$(25,534)	$(25,959)	$(65,229)	$(52,576)

Interest expense on corporate debt	(1,601)	(1,593)	(4,541)	(4,460)
Interest income on cash and cash equivalents	1,035	2,007	3,221	7,026
Depreciation and amortization	(7,105)	(7,298)	(21,963)	(21,720)
Stock compensation expense	(1,244)	(1,779)	(5,014)	(5,126)
Gain on debt extinguishment	—	—	—	19,640
Severance	(763)	—	(2,448)	—
Impairment charges	(2,407)	—	(5,159)	—
Loss from continuing operations before provision for income taxes	$(37,620)	$(34,622)	$(101,133)	$(57,217)

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

The Company’s effective tax rate from continuing operations for the three months ended September 30, 2024 and 2023 was (0.33)% and (0.34)%, respectively. The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2024 and 2023 was (0.39)% and (0.79)%, respectively.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2017 and prior. The company is not currently under audit for any US federal or state income tax audits.

The Internal Revenue Code (IRC) Section 382 provides for a limitation of the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the IRC Section 382) that limits the Company’s ability to utilize these carryforwards. The Company completed a Section 382 study to determine the applicable limitation, if any. It was determined that the Company has undergone four ownership changes the most recent of which was April 2021. These changes will limit the use of the net operating losses generated before the change in control.

The Company has not identified any uncertain tax positions as of September 30, 2024 or December 31, 2023. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

17. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Net loss from continuing operations	$(37,744)	$(34,739)	$(101,526)	$(57,670)
Net loss from discontinued operations	$(1,999)	$(47,988)	$(27,024)	$(165,838)
Net loss	$(39,743)	$(82,727)	$(128,550)	$(223,508)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,807,398	1,746,154	1,800,729	1,739,042
Net loss per share attributable to common stockholders, continuing operations, basic and diluted	$(20.88)	$(19.89)	$(56.38)	$(33.16)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted	$(1.11)	$(27.48)	$(15.01)	$(95.36)
Total net loss per share attributable to common stockholders, basic and diluted	$(21.99)	$(47.38)	$(71.39)	$(128.52)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of September 30,
	2024	2023
Convertible senior notes	64,830	74,203
Stock options	25,911	29,744
Restricted stock units	132,614	175,103
Total	223,355	279,050

18. Revised Consolidated Financial Statements Information

In March 2024, in connection with the Ecommerce Wind-Down, the Company identified errors related to an overstatement of credit balances in other current liabilities and accounts payable as of and prior to December 31, 2023. The Company incorrectly recorded approximately $1.4 million of other current liabilities and $4.1 million of accounts payable, instead of a reduction in operating expenses of $5.5 million, of which $4.6 million related to annual periods prior to 2023. The Company evaluated the impact of these errors and concluded that they are not material to any previously issued annual or interim consolidated financial statements. As a result of these errors, the Company has revised the consolidated financial statements for the three and nine months ended September 30, 2023 and as of December 31, 2023 and 2022 and for the years then ended. The Company has reflected these revisions in its 2024 Quarterly Reports on Form 10-Q and intends to reflect the revisions in it 2024 Annual Report to be filed on Form 10-K.

The following table (in thousands) sets forth the Company’s consolidated results of operations for the three and nine months ended September 30, 2023 and the years ended December 31, 2023 and 2022, which have been retrospectively adjusted for the impact of the immaterial errors identified as well as new financial statement presentation and discontinued operations presentation related to the Ecommerce Wind-Down.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Three Months Ended September 30, 2023
	As Reported	Adjustments	Discontinued Operations	Presentation Reclasses (1)	As Recasted and Revised
Total revenue	$235,634	$—	$(182,965)	$(52,668)	$—
Total cost of sales	187,540	—	(177,047)	(10,493)	—
Total gross profit	48,094	—	(5,918)	(42,175)	—

Selling, general and administrative expenses	79,586	(130)	(48,609)	(30,847)	—
Depreciation and amortization	11,010		(3,712)	(7,298)	—
Impairment charges	—		—
Loss from operations	(42,502)	130	46,403	(4,030)	—

Gain on debt extinguishment	—			—	—
Interest expense	12,058		(4,944)	(7,114)	—
Interest income	(5,506)		3,502	2,004	—
Other loss, net	33,543			(33,543)	—

Interest income				47,579	47,579

Total interest expense				11,638	11,638

Net interest income				35,941	35,941

Realized and unrealized losses, net of recoveries				37,258	37,258
Net interest income after losses and recoveries				(1,317)	(1,317)

Total noninterest (loss) income				7,631	7,631

Total expenses				40,936	40,936

Loss before provision (benefit) for income taxes	(82,597)	130	47,845	(34,622)	(34,622)
Provision (benefit) for income taxes	260		(143)		117
Net loss from continuing operations					(34,739)
Net loss from discontinued operations					(47,988)
Total net loss	$(82,857)	$130			$(82,727)

Net loss per share attributable to common stockholders, continuing operations, basic and diluted					(19.89)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted					(27.48)
Total net loss per share attributable to common stockholders, basic and diluted	$(47.45)				$(47.38)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,746,154				1,746,154

(1) Reflects revised presentation as a result of the Ecommerce Wind-Down.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Nine Months Ended September 30, 2023
	As Reported	Adjustments	Discontinued Operations	Presentation Reclasses (1)	As Recasted and Revised
Total revenue	$657,279	$—	$(507,712)	$(149,566)	$—
Total cost of sales	524,379	—	(495,936)	(28,443)	—
Total gross profit	132,900	—	(11,776)	(121,123)	—

Selling, general and administrative expenses	263,078	(711)	(160,843)	(101,524)	—
Depreciation and amortization	31,845		(10,125)	(21,720)	—
Impairment charges	1,353		(1,353)		—
Loss from operations	(163,376)	711	160,545	2,121	—

Gain on debt extinguishment	(19,640)			19,640	—
Interest expense	30,915		(14,178)	(16,737)	—
Interest income	(16,369)		9,350	7,019	—
Other loss, net	65,019			(65,019)	—

Interest income				128,942	128,942

Total interest expense				28,721	28,721

Net interest income				100,221	100,221

Realized and unrealized losses, net of recoveries				76,173	76,173
Net interest income after losses and recoveries				24,048	24,048

Total noninterest (loss) income				48,759	48,759

Total expenses				130,024	130,024

Loss before provision (benefit) for income taxes	(223,301)	711	165,373	(57,217)	(57,217)
Provision (benefit) for income taxes	918		(465)		453
Net loss from continuing operations					(57,670)
Net loss from discontinued operations					(165,838)
Total net loss	$(224,219)	$711			$(223,508)

Net loss per share attributable to common stockholders, continuing operations, basic and diluted					(33.16)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted					(95.36)
Total net loss per share attributable to common stockholders, basic and diluted	$(128.93)				$(128.52)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,739,042				1,739,042

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

There is no impact to our Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and years ended December 31, 2023 and 2022 other than the impact to accumulated deficit as a result of the changes in net loss as presented above and as a result of impacts for periods prior to 2023 to opening accumulated deficit as of December 31, 2022.

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

Recent Events

Recapitalization of Balance Sheet Debt: Entry into the RSA and Anticipated Prepackaged Chapter 11 Case

On November 12, 2024, we entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with creditors holding, in the aggregate, over 80% of the aggregate outstanding principal amount of the Notes (as defined below) and the largest shareholder. The RSA contemplates a comprehensive restructuring of the Company’s debt obligations and capital structure to be implemented through a prepackaged plan of reorganization (the “Plan”) to be implemented through the anticipated filing of the Prepackaged Chapter 11 Case (as defined below). Capitalized terms used in this section but not defined herein have the meanings ascribed to them in the RSA.

In connection with the restructuring contemplated by the anticipated filing of the Prepackaged Chapter 11 Case, the ordinary course operations of Vroom, Inc.’s subsidiaries are expected to continue with minimal impact, if any, and trade creditors and all other general unsecured creditors are expected to be unimpaired. If the Plan is consummated, we will emerge without any remaining Notes, but will maintain UACC’s Warehouse Credit Facilities (as defined below), securitization debt, financing of beneficial interest in securitizations, and junior subordinated debentures.

Vroom, Inc. (in the context of the anticipated Prepackaged Chapter 11 Case, the “Debtor”) is expected to commence a voluntary proceeding (the “Prepackaged Chapter 11 Case”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). We plan to continue to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We plan to seek approval of certain “first day” motions containing customary relief intended to assure our ability to continue ordinary course operations. None of Vroom, Inc.’s subsidiaries are expected to commence Chapter 11 proceedings.

Our pursuit of the Prepackaged Chapter 11 Case is intended to address the impact of the Notes and their upcoming maturity, or any potential acceleration, while providing the potential for our stockholders to retain value in their investment, limiting disruption to our ongoing ordinary course operations, emerging as a public company without any long-term debt at the Vroom, Inc. level, and maximizing the ability to utilize a substantial portion of our net operating losses. See “Liquidity and Capital Resources” for more information on our Notes and the potential restructuring of our debt obligations as a result of the Prepackaged Chapter 11 Case, and Part II, Item 1A Risk Factors for risks associated with the Prepackaged Chapter 11 Case and our ability to realize its intended benefits.

Commitments and Representations. Each of the Debtor and the Consenting Stakeholders have made certain customary commitments and representations in the RSA. The Debtor has agreed, among other things, to support and take all commercially reasonable actions necessary and appropriate to facilitate the restructuring and meet milestones set forth in the RSA. The Consenting Stakeholders have committed to the Debtor, among other things, to support and vote for the Plan and use their commercially reasonable efforts to consummate and complete the restructuring.

Milestones. The RSA contains milestones ("Milestones") relating to the progress of the Prepackaged Chapter 11 Case, which include, among other things, entry of an order by the Bankruptcy Court confirming the Plan and approving the related disclosure statement no later than 60 days following the Petition Date and the occurrence of the date on which the Plan has become effective in accordance with its terms (the “Plan Effective Date”) no later than 75 days following the Petition Date.

Termination. Each of the parties to the RSA may terminate the agreement (and thereby their support for the Plan) under certain limited circumstances, including, among other things: (i) in the case of the Company and the Consenting Noteholders, the failure to meet the Milestones; (ii) the occurrence of certain breaches of the RSA; (iii) the mutual agreement of the parties; and (iv) in the case of the Company, if the Board, members, or managers, as applicable, of the Company reasonably determines in good faith and based upon advice of outside legal counsel that performance under the RSA would be inconsistent with its applicable fiduciary duties.

Consummation. Consummation of the restructuring contemplated by the RSA is subject to approval of the Plan by the Bankruptcy Court and other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated.

Summary of Material Terms. The following is a summary of the material terms of the restructuring that are set forth in the Plan:

•
The capital structure of the reorganized Debtor upon the Plan Effective Date will consist of the new common stock to be issued by the reorganized Debtor on the Plan Effective Date (the “New Common Stock”), distributed to (a) the holders of Unsecured Notes Claims; and (b) the holders of Existing Equity Interests, and resulting in pro forma ownership percentages of (x) 92.94% of the New Common Stock held by the holders of Unsecured Notes Claims; and (y) 7.06% of the New Common Stock held by holders of Existing Equity Interests; in each case, subject to dilution by the (i) New Warrants, (ii) the MIP Awards, and (iii) the Post-Effective Date Equity Awards.
•
Promptly following the Plan Effective Date, the New Board will approve and implement the Management Incentive Plan (the “MIP”). The RSU Awards and the ESO Grants will be granted subject to approval by the New Board, with the allocation of such grants to be determined in good faith by the New Board in consultation with the reorganized company’s chief executive officer.
•
The reorganized company reserves the right to register the New Warrants with the U.S. Securities and Exchange Commission (“SEC”) by filing a Registration Statement on Form S-1 in its discretion if it determines that doing so would be necessary or desirable in connection with the trading of such securities. As contemplated, the New Warrants will have the following key terms:
o
Number: The New Warrants will be for the purchase of an aggregate of 1,808,243 shares of New Common Stock, equal to the number of presently existing outstanding shares of common stock of the Company;
o
Exercise Price: The New Warrants will have an exercise price of $12.19 per share;
o
Expiration: The New Warrants will expire on the 5th anniversary of the Plan Effective Date;
o
Anti-Dilution Protections: The New Warrants will contain customary anti-dilution protection for stock splits, stock dividends, and similar events but will not have Black-Scholes protections; and
o
Transferability: The New Warrants will be freely transferable, subject to applicable securities laws.

The Plan is attached as an exhibit to the RSA, which is filed as Exhibit 10.1 hereto. Under the Plan, certain classes of claims will receive upon consummation the following treatment:

•
Holders of Other Priority Claims, Secured Claims, General Unsecured Claims, and 510(b) Claims will be unimpaired.
•
Each holder of Claims under the Unsecured Notes Indenture (the “Unsecured Notes Claims”) will receive, except to the extent that such holder agrees in writing to less favorable treatment, on the Effective Date, its pro rata share of 92.94% of the New Common Stock (subject to dilution by (i) the New Warrants, (ii) the MIP Awards, and (iii) the Post-Effective Date Equity Awards).

•
Each holder of any Equity Security or other ownership interest in the Debtor as in existence immediately before the Plan Effective Date, but excluding any Existing Equity Awards (the “Existing Equity Interests”), will receive, except to the extent that such holder agrees in writing to less favorable treatment, on the Effective Date, (i) its pro rata share of 7.06% of the New Common Stock (subject to dilution by (a) the New Warrants, (b) the MIP Awards, and (c) the Post-Effective Date Equity Awards) and (ii) the right to receive New Warrants in an amount equal to its pro rata share of Existing Equity Interests.
•
Except to the extent the holder of any options or restricted stock units representing rights to purchase or acquire any Equity Securities of the Debtor as in existence immediately before the Plan Effective Date (the “Existing Equity Awards,” and together with the Existing Equity Interests, the “Equity Interests”) agrees in writing to less favorable treatment, on the Effective Date, all Existing Equity Awards will be converted into new awards (the “Post-Effective Date Equity Awards”) exchangeable into New Common Stock on the same terms and conditions, and for the same number of units, applicable to the Existing Equity Awards in respect of the Existing Equity Interests, as of immediately prior to the Plan Effective Date.

In connection with the restructuring, trade creditors and all other general unsecured creditors are expected to be unimpaired.

As described above, the Plan contemplates for the amendment and restatement, effective upon approval by the New Board, of the Company’s 2020 Incentive Award Plan in order to implement the MIP, pursuant to which 10% of the New Common Stock (as defined in the Plan) outstanding on a fully diluted basis as of immediately following emergence may be issued in the form of restricted stock unit awards and 5% of the New Common Stock outstanding on a fully diluted basis as of immediately following emergence may be issued in the form of stock options to certain employees of the Debtor, in each case on the terms set forth in the MIP Term Sheet.

Going Concern

As described above, we are contemplating the filing of the Prepackaged Chapter 11 Case. We believe we will be able to emerge from bankruptcy and continue to operate as a viable going concern. However, there is no assurance that: (a) the Plan will become effective, (b) the Plan will ultimately be approved by the requisite voting creditors and interest holders and confirmed by the Bankruptcy Court, (c) the Bankruptcy Court will grant or deny motions in a manner that is not adverse to the Debtor, and (d) the anticipated Prepackaged Chapter 11 Case will not be converted into cases under chapter 7 of the Bankruptcy Code. The transactions contemplated by the RSA and Plan are subject to approval by the Bankruptcy Court, among other conditions. Accordingly, we can provide no assurance that the transactions described therein will be consummated.

Due to the uncertainties described above, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon our plans, which includes, among other things, our ability to, subject to the approval by the Bankruptcy Court, implement a comprehensive restructuring and successfully emerge from the anticipated Prepackaged Chapter 11 Case. Despite the anticipated Chapter 11 filing, we retain sufficient liquidity, with approximately $51.1 million of unrestricted cash on our Condensed Consolidated Balance Sheet as of September 30, 2024, and we continue to meet our obligations to customers, vendors, counterparties and employees in the ordinary course of business.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date. Accordingly, the accompanying unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

As a result of the Value Maximization Plan, we estimate that we will incur total cash charges during 2024 of approximately $15.9 million for severance and other personnel-related costs, with $15.8 million incurred during the nine months ended September 30, 2024, and approximately $13.9 million in contract and lease termination costs, with the total amount settled during the nine months ended September 30, 2024. As part of a planned reduction-in-force under the Value Maximization Plan, approximately 800 employees were impacted by the wind-down, resulting in a reduction of approximately 93% of the employees not engaged in UACC’s or CarStory’s ongoing operations.

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

UACC, which has been engaged in automotive finance since 1996, currently offers financing services to a nationwide network of thousands of independent motor vehicle dealers and manufacturer-franchised dealers in 49 states, and we seek to optimize that network over time. UACC enables these dealers to finance their customers' purchases of automobiles, medium and light duty trucks and vans with competitive financing terms. The credit programs offered by UACC are primarily designed to serve consumers who have limited access to traditional motor vehicle financing.

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting, and servicing capabilities. UACC services the retail installment sales contracts it originates or purchases and will continue to service the contracts it originated or purchased for customers of Vroom’s former ecommerce business. Because UACC focuses primarily on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. As of September 30, 2024, UACC serviced a portfolio of approximately 80,000 retail installment sales contracts with an aggregate principal outstanding balance of $1.1 billion.

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

In addition to its data analytics and digital services, CarStory powers white labeled storefronts for automotive marketplaces and finance companies. In developing its white label capabilities, CarStory also has developed a variety of consumer-focused functions designed to enhance the customer experience and drive conversion. CarStory's data and data science assets create significant opportunity for automotive AI product development, with over 200 million VINs, over three billion photos, and price and price elasticity models.

Long-term Strategic Plan

Since the announcement of the Value Maximization Plan in January 2024, we have been focused on building a long-term strategic plan leveraging our remaining assets to improve the profitability of the business and achieve three key objectives: achieve pre-COVID Cumulative Net Losses (CNL) or lower, grow origination with pre-COVID CNL or lower, and lower operating cost.

In order to achieve these objectives, we are focused on four strategic initiatives:

•
Build a world class lending program: Focus on using advanced models and analytics to predict losses and drive profitable growth, bringing subprime CNL to pre-COVID levels. Expand the near-prime program to enable UACC to become a more significant partner to dealers.

•
Build a world class sales and marketing program: Attract and retain the best dealers and drive deeper dealer engagement to enable growth. Improve the Fast Lane, a portal built to provide the dealer with everything they need from application through contracting.

•
Build operational excellence in originations: Enhance systemic capabilities and decisioning for a more efficient process. Integrate Vroom patent-pending AI agent into UACC's funding process to reduce costs, improve accuracy, and reduce fraud. Build a pre-verification automated engine to improve dealer service, improve credit quality and increase capture rates.

•
Build operational excellence in servicing: Utilize data science, advanced analytics and technology to enable an improved approach to servicing effectiveness. Utilize the native consumer mobile app, which was launched in September 2024, to improve customer engagement and communication and target more on-time payments.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net loss from continuing operations, which is the most directly comparable U.S. GAAP measure:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net loss from continuing operations	$(37,744)	$(34,739)	$(101,526)	$(57,670)
Adjusted to exclude the following:
Interest expense on corporate debt	1,601	1,593	4,541	4,460
Interest income on cash and cash equivalents	(1,035)	(2,007)	(3,221)	(7,026)
Provision for income taxes	124	117	393	453
Depreciation and amortization	7,105	7,298	21,963	21,720
EBITDA	$(29,949)	$(27,738)	$(77,850)	$(38,063)
Stock compensation expense	1,244	1,779	5,014	5,126
Severance	763	—	2,448	—
Gain on debt extinguishment	—	—	—	(19,640)
Impairment charges	2,407	—	5,159	—
Adjusted EBITDA	$(25,534)	$(25,959)	$(65,229)	$(52,576)

Key Factors and Trends Affecting our Operating Results

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors and trends, including the following:

Anticipated Prepackaged Chapter 11 Case

We are subject to risks and uncertainties associated with the anticipated Prepackaged Chapter 11 Case, including the impact on our liquidity, cash balances, and Nasdaq listing status. In addition, the entry into the RSA and the anticipated filing of the Prepackaged Chapter 11 Case has consumed, and is expected to continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may experience increased levels of employee attrition. Our business could also suffer from a long and protracted restructuring. Furthermore, we may not realize any or all of the intended benefits of the Prepackaged Chapter 11 Case. All of these factors could limit our ability to pursue growth strategies for our business in the near- to mid-term.

Ability to manage credit losses

While credit losses are inherent in the automotive finance receivables business, several variables have affected UACC’s recent loss and delinquency rates, including rising interest rates, the current inflationary environment and vehicle depreciation. UACC is currently experiencing higher loss severity and higher losses on its finance receivables, which has negatively impacted the fair value of our finance receivables and the losses recognized for the nine months ended September 30, 2024 and are expected to continue to negatively impact our business for the remainder of 2024. UACC primarily operates in the non-prime sector of the market which tends to have more volatility. In 2020 and 2021, COVID related stimulus and used vehicle appreciation resulted in significantly lower delinquencies and subsequent losses. In late 2022 and 2023, delinquencies and loss rates rose as a result of the aforementioned factors and, in response, we implemented changes to our credit program, such as tightening credit, which is starting to return our delinquencies and expected portfolio performance on those vintages to normalized levels. We also intend to leverage CarStory data to improve VIN-level valuations to support underwriting decisions and servicing operations. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity.

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

The success of UACC's business is highly dependent on the ability to continue to access capital through both its warehousing arrangements and securitization program. As a result of high interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity. Certain advance rates available to UACC on borrowings from UACC’s four senior secured warehouse credit facility agreements (the “Warehouse Credit Facilities”) have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity. Currently, all four Warehouse Credit Facilities expire between June and September 2025. We have commenced discussions with our lenders to extend the terms beyond the current expiration dates and, consistent with prior periods, expect those facilities to be amended and renewed. We believe that our ability to eliminate our long-term debt obligations under the Notes in connection with the Prepackaged Chapter 11 Plan may support our position as we engage in these discussions with our Warehouse Credit Facilities lenders. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all. See Part II, Item 1A Risk Factors—We may not generate sufficient liquidity to operate our business, and, UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business.

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

Macroeconomic Factors

Both the United States and global economies are experiencing a sustained inflationary environment and the Federal Reserve’s efforts to tame inflation have led to increased interest rates, which affects automotive finance rates and our borrowing rates, reducing discretionary spending and making vehicle financing more costly and less accessible to many consumers. In December 2023, the Federal Reserve announced that it expects to cut interest rates in 2024; in September 2024 they enacted the first interest rate cut by reducing benchmark rates by half a percentage point. It is too soon to know when and to what degree rates may be cut further and the impact it may have on the economy. Moreover, geopolitical conflicts and war, including those in Europe and the Middle East, have increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets. A significant escalation or expansion of economic disruption could continue to impact consumer spending, broaden inflationary costs, and could have a material adverse effect on our results of operations. We will continue to actively monitor and develop responses to these disruptions, but depending on duration and severity, these trends could continue to negatively impact our business for the remainder of 2024.

Results of Operations

The following table presents our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	$ Change	2024	2023	$ Change
Interest income	$50,213	$47,579	$2,634	$153,152	$128,942	$24,210

Interest expense:
Warehouse credit facility	6,251	5,522	729	22,708	12,279	10,429
Securitization debt	9,096	6,116	2,980	21,960	16,442	5,518
Total interest expense	15,347	11,638	3,709	44,668	28,721	15,947
Net interest income	34,866	35,941	(1,075)	108,484	100,221	8,263

Realized and unrealized losses, net of recoveries	38,346	37,258	1,088	87,894	76,173	11,721
Net interest income after losses and recoveries	(3,480)	(1,317)	(2,163)	20,590	24,048	(3,458)

Noninterest income:
Servicing income	1,495	2,430	(935)	5,101	7,835	(2,734)
Warranties and GAP income (loss), net	3,917	146	3,771	(4,347)	3,732	(8,079)
CarStory revenue	2,890	2,998	(108)	8,782	9,392	(610)
Gain on debt extinguishment	—	—	—	—	19,640	(19,640)
Other income	2,419	2,057	362	8,344	8,160	184
Total noninterest income	10,721	7,631	3,090	17,880	48,759	(30,879)

Expenses:
Compensation and benefits	25,365	19,851	5,514	76,651	64,413	12,238
Professional fees	1,587	3,648	(2,061)	6,418	11,065	(4,647)
Software and IT costs	3,360	4,685	(1,325)	12,018	14,735	(2,717)
Depreciation and amortization	7,105	7,298	(193)	21,963	21,720	243
Interest expense on corporate debt	1,601	1,593	8	4,541	4,460	81
Impairment charges	2,407	—	2,407	5,159	—	5,159
Other expenses	3,436	3,861	(425)	12,853	13,631	(778)
Total expenses	44,861	40,936	3,925	139,603	130,024	9,579

Loss from continuing operations before provision for income taxes	(37,620)	(34,622)	(2,998)	(101,133)	(57,217)	(43,916)
Provision for income taxes from continuing operations	124	117	7	393	453	(60)
Net loss from continuing operations	$(37,744)	$(34,739)	$(3,005)	$(101,526)	$(57,670)	$(43,856)
Net loss from discontinued operations	$(1,999)	$(47,988)	$45,989	$(27,024)	$(165,838)	$138,814
Net loss	$(39,743)	$(82,727)	$42,984	$(128,550)	$(223,508)	$94,958

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

Three Months Ended September 30, 2024 and 2023

UACC

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Interest income	$50,801	$48,068	$2,734	5.7%

Interest expense:
Warehouse credit facility	6,251	5,522	729	13.2%
Securitization debt	9,096	6,116	2,980	48.7%
Total interest expense	15,347	11,638	3,709	31.9%
Net interest income	35,454	36,430	(975)	(2.7)%

Realized and unrealized losses, net of recoveries	30,117	30,323	(206)	(0.7)%
Net interest income after losses and recoveries	5,338	6,107	(769)	(12.6)%

Noninterest income:
Servicing income	1,495	2,430	(935)	(38.5)%
Warranties and GAP income, net	2,074	1,487	587	39.5%
Other income	1,698	570	1,128	197.9%
Total noninterest income	5,267	4,487	780	17.4%

Expenses:
Compensation and benefits	19,819	14,976	4,843	32.3%
Professional fees	875	986	(111)	(11.3)%
Software and IT costs	2,346	2,798	(452)	(16.2)%
Depreciation and amortization	5,505	5,689	(184)	(3.2)%
Interest expense on corporate debt	681	540	141	26.1%
Impairment charges	2,407	—	2,407	100.0%
Other expenses	1,991	1,666	325	19.5%
Total expenses	33,624	26,656	6,968	26.1%

Adjusted EBITDA	$(14,119)	$(9,780)	$(4,339)	44.4%

Interest income on cash and cash equivalents	$(548)	$(520)	(28)	5.4%
Stock compensation expense	$834	$572	262	45.9%
Severance	$20	$—	20	100.0%

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

Interest income increased $2.7 million, or 5.7%, to $50.8 million for the three months ended September 30, 2024 from $48.1 million for the three months ended September 30, 2023. This increase was primarily a result of new originations, which increased the loan portfolio to $850.6 million as of September 30, 2024 from $800.5 million as of September 30, 2023. The increase in interest income was partially offset by lower amortization of discount income during the three months ended September 30, 2024 as a result of a lower balance of finances receivables held for investment measured at fair value, with discount being amortized, as compared to finance receivables held for sale with discount deferred until receivables are sold. The outstanding balance of finance receivables held for investment at fair value was $210.0 million as of September 30, 2024, as compared to $400.7 million as of September 30, 2023. The outstanding balance of finance receivables held for sale was $640.6 million as of September 30, 2024, as compared to $399.8 million as of September 30, 2023.

Interest expense

Interest expense primarily includes interest expense on UACC's Warehouse Credit Facilities, interest expense incurred on securitization debt, and interest expense on financing of beneficial interests in securitizations.

Interest expense increased $3.7 million or 31.9% to $15.3 million for the three months ended September 30, 2024 from $11.6 million for the three months ended September 30, 2023, primarily as a result of higher interest expense incurred on the Warehouse Credit Facilities, which increased $0.7 million to $6.3 million for the three months ended September 30, 2024 from $5.5 million for the three months ended September 30, 2023 as well as higher interest expense incurred on securitization debt, which increased $3.0 million to $9.1 million for the three months ended September 30, 2024 from $6.1 million for the three months ended September 30, 2023. The increase of interest expense incurred on the Warehouse Credit Facilities is attributable to a higher outstanding balance of $321.8 million as of September 30, 2024 as compared to $294.7 million as of September 30, 2023, due to financing the larger finance receivable portfolio, partially offset by a decrease in the weighted average interest rates, which decreased from 7.23% to 6.97%. The increase of interest expense incurred on securitization debt is attributable to a higher outstanding balance of $410.1 million as of September 30, 2024 as compared to $361.9 million as of September 30, 2023 as well as overall higher interest rates as securitization debt interest rates are fixed.

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

Realized and unrealized losses, net of recoveries, decreased slightly by $0.2 million or 0.7% to $30.1 million for the three months ended September 30, 2024 from $30.3 million for the three months ended September 30, 2023.

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

Servicing income decreased by $0.9 million or 38.5% to $1.5 million for the three months ended September 30, 2024 from $2.4 million for the three months ended September 30, 2023, primarily driven by a lower balance of the 2022-1 securitization, which is accounted for as an off-balance sheet securitization.

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

Warranties and GAP income increased by $0.6 million or 39.5% to $2.1 million for the three months ended September 30, 2024 as compared to $1.5 million for the three months ended September 30, 2023 primarily as a result of a revised estimate of proceeds we expect to recover.

Other income

Other income increased $1.1 million or 197.9% to $1.7 million for the three months ended September 30, 2024 from $0.6 million for the three months ended September 30, 2023, primarily driven by higher income related to acquisition fees for originations of finance receivables at fair value, which is recognized in the period the finance receivable is originated.

Compensation and benefits

Compensation and benefits increased $4.8 million or 32.3% to $19.8 million for the three months ended September 30, 2024 from $15.0 million for the three months ended September 30, 2023. The increase was primarily a result of retention bonuses granted to retain key employees and a decrease in deferred acquisition costs as a result of accounting for the origination of all new finance receivables at fair value, with acquisition costs being expensed in the period incurred rather than deferred.

Professional fees

Professional fees decreased slightly by $0.1 million or 11.3% to $0.9 million for the three months ended September 30, 2024 from $1.0 million for the three months ended September 30, 2023.

Software and IT costs

Software and IT costs decreased $0.5 million or 16.2% to $2.3 million for the three months ended September 30, 2024 from $2.8 million for the three months ended September 30, 2023, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Impairment charges

Impairment charges increased $2.4 million related to lease impairment charges incurred during the three months ended September 30, 2024.

Other expenses

Other expenses increased $0.3 million or 19.5% to $2.0 million for the three months ended September 30, 2024 from $1.7 million for the three months ended September 30, 2023, primarily as a result of a decrease in deferred acquisition costs as a result of accounting for the origination of all new finance receivables at fair value, with acquisition costs being expensed in the period incurred rather than deferred, and an increase in dealer equity program expense.

Adjusted EBITDA

Adjusted EBITDA loss increased $4.3 million to $14.1 million for the three months ended September 30, 2024 from $9.8 million for the three months ended September 30, 2023, primarily as a result of the $2.0 million increase in expenses after EBITDA adjustments, including compensation and benefits, professional fees, and other expenses, as discussed above.

CarStory

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Noninterest income:
CarStory revenue	$2,890	$2,998	$(108)	(3.6)%
Other income	199	141	58	41.1%
Total noninterest income	3,089	3,139	(50)	(1.6)%

Expenses:
Compensation and benefits	3,127	2,328	799	34.3%
Professional fees	(112)	71	(183)	(257.7)%
Software and IT costs	17	170	(153)	(90.0)%
Depreciation and amortization	1,600	1,609	(9)	(0.6)%
Other expenses	127	161	(34)	(21.1)%
Total expenses	4,759	4,339	420	9.7%

Adjusted EBITDA	$(210)	$536	$(746)	(139.2)%

Interest income on cash and cash equivalents	$(198)	$(141)	(57)	40.4%
Stock compensation expense	$59	$268	(210)	(78.2)%

CarStory revenue

CarStory generates advertiser, publisher and other user service revenue by offering its AI-powered analytics and digital retailing services to dealers, automotive financial services companies and others in the automotive industry, which use CarStory’s solutions to enhance their customer experience and drive increased vehicle purchases.

CarStory revenue decreased $0.1 million or 3.6% to $2.9 million for the three months ended September 30, 2024 from $3.0 million for the three months ended September 30, 2023, primarily as a result of a change in the scope of service and data provided to our customers.

Adjusted EBITDA

Adjusted EBITDA decreased $0.7 million or 139.2% to $0.2 million for the three months ended September 30, 2024 as compared to $0.5 million for the three months ended September 30, 2023.

Corporate

	Three Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Interest income	$(588)	$(489)	$(100)	20.5%

Realized and unrealized losses, net of recoveries	8,229	6,935	1,294	18.7%
Net interest income after losses and recoveries	(8,818)	(7,424)	(1,394)	18.8%

Noninterest income:
Warranties and GAP income (loss), net	$1,843	$(1,341)	$3,184	237.4%
Other income	522	1,346	(824)	(61.2)%
Total noninterest income	2,365	5	2,360	47,200.0%

Expenses:
Compensation and benefits	2,419	2,547	(128)	(5.0)%
Professional fees	824	2,591	(1,767)	(68.2)%
Software and IT costs	997	1,717	(720)	(41.9)%
Interest expense on corporate debt	920	1,053	(133)	(12.6)%
Other expenses	1,318	2,034	(716)	(35.2)%
Total expenses	6,478	9,941	(3,463)	(34.8)%

Adjusted EBITDA	$(11,205)	$(16,715)	$5,510	33.0%

Interest income on cash and cash equivalents	$(289)	$(1,346)	1,057	78.5%
Stock compensation expense	$351	$939	(587)	(62.6)%
Severance	$743	$—	743	100.0%

Corporate activities do not constitute a reportable segment. These activities include costs not directly attributable to the segments and are primarily related to costs associated with corporate and governance functions, including executive functions, corporate finance, legal, human resources, information technology, cyber security and other shared costs. Certain shared costs, including corporate administration, are allocated to segments based upon a specific allocation of expenses. Corporate activities also include the runoff of legacy Vroom warranty and GAP policies sold prior to the Ecommerce Wind-Down as well as certain Vroom contracts, primarily Software and IT related, that have been renegotiated and right-sized to account for reduced headcount following the Ecommerce Wind-down. Adjusted EBITDA loss of $11.2 million for the three months ended September 30, 2024 is comprised of a loss of $8.5 million related to runoff of the legacy Vroom related items and ongoing contracts, and a loss of $2.7 million related to public company expenses.

Warranties and GAP income (loss), net

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

Warranties and GAP income increased $3.2 million or 237.4% to income of $1.8 million for the three months ended September 30, 2024 from a loss of $1.3 million for the three months ended September 30, 2023, primarily as a result of a revised estimate of proceeds we expect to recover.

Other income

Other income primarily represents interest earned on cash and cash equivalents. Other income decreased $0.8 million or 61.2% to $0.5 million for the three months ended September 30, 2024 from $1.3 million for the three months ended September 30, 2023, primarily driven by lower cash and cash equivalent balances and lower interest rates earned on cash and cash equivalents.

Compensation and benefits

Compensation and benefits expense decreased $0.1 million or 5.0% to $2.4 million for the three months ended September 30, 2024 from $2.5 million for the three months ended September 30, 2023, primarily as a result of severance expense related to the departure of certain executives and retention bonuses granted to retain key employees subsequent to the Ecommerce Wind-Down.

Professional fees

Professional fees decreased $1.8 million or 68.2% to $0.8 million for the three months ended September 30, 2024 from $2.6 million for the three months ended September 30, 2023, primarily as a result of reduced audit, legal, and consulting fees as a result of the reduced size of the business.

Software and IT costs

Software and IT costs decreased $0.7 million or 41.9% to $1.0 million for the three months ended September 30, 2024 from $1.7 million for the three months ended September 30, 2023, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Other expenses

Other expenses decreased $0.7 million or 35.2% to $1.3 million for the three months ended September 30, 2024 from $2.0 million for the three months ended September 30, 2023, primarily related to a decrease in public company related insurance costs as we renegotiated our insurance policies during the third quarter of 2023 and 2024 as a result of the reduced scale of the business.

Nine Months Ended September 30, 2024 and 2023

UACC

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Interest income	$154,731	$130,897	$23,834	18.2%

Interest expense:
Warehouse credit facility	22,708	12,279	10,429	84.9%
Securitization debt	21,960	16,442	5,518	33.6%
Total interest expense	44,668	28,721	15,947	55.5%
Net interest income	110,063	102,176	7,887	7.7%

Realized and unrealized losses, net of recoveries	77,460	62,980	14,479	23.0%
Net interest income after losses and recoveries	32,604	39,196	(6,592)	(16.8)%

Noninterest income:
Servicing income	5,101	7,835	(2,734)	(34.9)%
Warranties and GAP income, net	5,324	5,168	156	3.0%
Other income	6,266	2,601	3,665	140.9%
Total noninterest income	16,691	15,604	1,087	7.0%

Expenses:
Compensation and benefits	59,146	49,904	9,242	18.5%
Professional fees	2,326	4,555	(2,229)	(48.9)%
Software and IT costs	8,048	8,478	(430)	(5.1)%
Depreciation and amortization	17,156	16,898	258	1.5%
Interest expense on corporate debt	1,781	1,173	608	51.8%
Impairment charges	5,159	—	5,159	100.0%
Other expenses	7,569	5,927	1,642	27.7%
Total expenses	101,186	86,935	14,251	16.4%

Adjusted EBITDA	$(27,091)	$(13,956)	$(13,135)	94.1%

Interest income on cash and cash equivalents	$(1,676)	$(1,474)	(202)	13.7%
Stock compensation expense	$1,867	$1,580	287	18.2%
Severance	$513	$—	513	100.0%

Interest income

Interest income increased $23.8 million, or 18.2%, to $154.7 million for the nine months ended September 30, 2024 from $130.9 million for the nine months ended September 30, 2023. This increase was primarily a result of new originations and the consolidation of our 2022-2 securitization, which increased the loan portfolio to $850.6 million as of September 30, 2024 from $800.5 million as of September 30, 2023. The increase in interest income was partially offset by lower discount income during the nine months ended September 30, 2024 as a result of a smaller balance of finances receivables held for investment measured at fair value, with discount being amortized, as compared to finance receivables held for sale with discount deferred until receivables are sold. The outstanding balance of finance receivables held for investment at fair value was $210.0 million as of September 30, 2024, as compared to $400.7 million as of September 30,

2023. The outstanding balance of finance receivables held for sale was $640.6 million as of September 30, 2024, as compared to $399.8 million as of September 30, 2023.

Interest expense

Interest expense increased $15.9 million or 55.5% to $44.7 million for the nine months ended September 30, 2024 from $28.7 million for the nine months ended September 30, 2023, primarily as a result of higher interest expense incurred on the Warehouse Credit Facilities, which increased $10.4 million to $22.7 million for the nine months ended September 30, 2024 from $12.3 million for the nine months ended September 30, 2023. The increase is attributable to a higher outstanding balance of $321.8 million as of September 30, 2024 as compared to $294.7 million as of September 30, 2023, due to financing the larger finance receivable portfolio. The increase in interest expense is also partially attributable to higher interest expense incurred on securitization debt, which increased $5.5 million to $22.0 million for the nine months ended September 30, 2024 from $16.4 million for the nine months ended September 30, 2023, as a result of a higher outstanding balance for securitization debt of $410.1 million as of September 30, 2024 as compared to $361.9 million as of September 30, 2023, as well as overall higher interest rates.

Realized and unrealized losses, net of recoveries

Realized and unrealized losses, net of recoveries, increased $14.5 million or 23.0% to $77.5 million for the nine months ended September 30, 2024 from $63.0 million for the nine months ended September 30, 2023. This increase was primarily driven by an increase in realized and unrealized losses on finance receivables as a result of a larger finance receivable portfolio, due to new originations as well as the consolidation of the 2022-2 securitization, which was previously off- balance sheet, as well as higher credit losses as of September 30, 2024 as compared to September 30, 2023.

Servicing income

Servicing income decreased by $2.7 million or 34.9% to $5.1 million for the nine months ended September 30, 2024 from $7.8 million for the nine months ended September 30, 2023, primarily driven by a lower balance of the 2022-1 securitization, which is off-balance sheet.

Warranties and GAP income

Warranties and GAP income increased by $0.2 million or 3.0% to $5.3 million for the nine months ended September 30, 2024 from $5.2 million for the nine months ended September 30, 2023.

Other Income

Other income increased $3.7 million or 140.9% to $6.3 million for the nine months ended September 30, 2024 from $2.6 million for the nine months ended September 30, 2023, primarily driven by higher income related to acquisition fees for originations of finance receivables at fair value, which is recognized in the period the finance receivable is originated.

Compensation and benefits

Compensation and benefits increased $9.2 million or 18.5% to $59.1 million for the nine months ended September 30, 2024 from $49.9 million for the nine months ended September 30, 2023. The increase was primarily a result of the following: retention bonuses granted to retain key employees; allocation of incremental data and technology departments' time to UACC as a result of a shift in focus of the business; severance expense related to the termination of certain UACC employees; and a decrease in deferred acquisition costs as a result of accounting for the origination of all new finance receivables at fair value, with acquisition costs being expensed in the period incurred rather than deferred.

Professional fees

Professional fees decreased $2.2 million or 48.9% to $2.3 million for the nine months ended September 30, 2024 from $4.6 million for the nine months ended September 30, 2023, primarily as a result of additional professional fees incurred during the first quarter of 2023 as a result of the completion of the 2023-1 securitization transaction, as the 2023-1 securitization debt is carried at fair value the associated debt issuance costs were expensed as incurred. As the 2024-1 securitization debt is carried at amortized costs, the associated debt issuance costs are capitalized and amortized over the life of the debt.

Impairment charges

Impairment charges increased $5.2 million related to impairment of capitalized internal-use software that no longer has a planned future use of $2.7 million as well as lease impairment charges of $2.4 million.

Other expenses

Other expenses increased $1.6 million or 27.7% to $7.6 million for the nine months ended September 30, 2024 from $5.9 million for the nine months ended September 30, 2023, primarily as a result of a loss on the repurchase of the non-investment grade securities related to the 2022-2 securitization transaction, a decrease in deferred acquisition costs as a result of accounting for the origination of all new finance receivables at fair value, with acquisition costs being expensed in the period incurred rather than deferred, and an increase in dealer equity program expense.

Adjusted EBITDA

Adjusted EBITDA loss increased $13.1 million to $27.1 million for the nine months ended September 30, 2024 from $14.0 million for the nine months ended September 30, 2023, primarily as a result of the $6.6 million decrease in net interest income after losses and recoveries and the $8.0 million increase in expenses after EBITDA adjustments, including compensation and benefits, professional fees, impairment charges, and other expenses, as discussed above.

CarStory

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Noninterest income:
CarStory revenue	$8,782	$9,392	$(610)	(6.5)%
Other income	562	282	280	99.3%
Total noninterest income	9,344	9,674	(330)	(3.4)%

Expenses:
Compensation and benefits	7,802	7,149	653	9.1%
Professional fees	90	361	(271)	(75.2)%
Software and IT costs	205	515	(310)	(60.2)%
Depreciation and amortization	4,807	4,822	(15)	(0.3)%
Other expenses	300	462	(162)	(35.1)%
Total expenses	13,203	13,308	(105)	(0.8)%

Adjusted EBITDA	$720	$1,738	$(1,018)	(58.6)%

Interest income on cash and cash equivalents	$(561)	$(275)	(286)	103.9%
Stock compensation expense	$334	$825	(490)	(59.5)%

CarStory revenue

CarStory revenue decreased $0.6 million or 6.5% to $8.8 million for the nine months ended September 30, 2024 from $9.4 million for the nine months ended September 30, 2023, primarily as a result of a change in the scope of service and data provided to our customers.

Adjusted EBITDA

Adjusted EBITDA decreased $1.0 million or 58.6% to $0.7 million for the nine months ended September 30, 2024 as compared to $1.7 million for the nine months ended September 30, 2023.

Corporate

	Nine Months Ended September 30,
	2024	2023	Change	% Change
	(in thousands)
Interest income	$(1,579)	$(1,955)	$376	19.2%

Realized and unrealized losses, net of recoveries	10,434	13,192	(2,758)	(20.9)%
Net interest income after losses and recoveries	(12,013)	(15,148)	3,134	20.7%

Noninterest (loss) income:
Warranties and GAP loss, net	(9,671)	(1,436)	$(8,235)	573.5%
Gain on debt extinguishment	—	19,640	(19,640)	(100.0)%
Other income	1,516	5,277	(3,761)	(71.3)%
Total noninterest (loss) income	(8,155)	23,481	(31,636)	(134.7)%

Expenses:
Compensation and benefits	9,703	7,360	2,342	31.8%
Professional fees	4,002	6,149	(2,148)	(34.9)%
Software and IT costs	3,765	5,742	(1,977)	(34.4)%
Interest expense on corporate debt	2,760	3,287	(527)	(16.0)%
Other expenses	4,984	7,242	(2,259)	(31.2)%
Total expenses	25,213	29,781	(4,568)	(15.3)%

Adjusted EBITDA	$(38,858)	$(40,358)	$1,500	3.7%

Interest income on cash and cash equivalents	$(984)	$(5,276)	4,292	81.3%
Stock compensation expense	$2,812	$2,722	91	3.3%
Severance	$1,935	$—	1,935	100.0%

Adjusted EBITDA loss of $38.9 million for the nine months ended September 30, 2024 is comprised of a loss of $31.9 million related to runoff of the legacy Vroom related items and ongoing contracts, and a loss of $7.0 million related to public company expenses.

Warranties and GAP loss, net

Warranties and GAP loss, net, increased $8.2 million to $9.7 million for the nine months ended September 30, 2024 from $1.4 million for the nine months ended September 30, 2023, primarily as a result of a revised estimate of proceeds we expect to recover.

Gain on debt extinguishment

Gain on debt extinguishment represents a gain of $19.6 million for the nine months ended September 30, 2023, related to the repurchase of $32.8 million in aggregate principal balance of the Notes, net of deferred issuance costs, for $13.2 million.

Other income

Other income decreased $3.8 million or 71.3% to $1.5 million for the nine months ended September 30, 2024 from $5.3 million for the nine months ended September 30, 2023, primarily driven by lower cash and cash equivalent balances and lower interest rates earned on cash and cash equivalents.

Compensation and benefits

Compensation and benefits expense increased $2.3 million or 31.8% to $9.7 million for the nine months ended September 30, 2024 from $7.4 million for the nine months ended September 30, 2023, primarily as a result of severance expense related to the departure of certain executives and retention bonuses granted to retain key employees subsequent to the Ecommerce Wind-Down.

Professional fees

Professional fees decreased $2.1 million or 34.9% to $4.0 million for the nine months ended September 30, 2024 from $6.1 million for the nine months ended September 30, 2023, primarily as a result of reduced audit, legal, and consulting fees as a result of the reduced size of the business.

Software and IT costs

Software and IT costs decreased $2.0 million or 34.4% to $3.8 million for the nine months ended September 30, 2024 from $5.7 million for the nine months ended September 30, 2023, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Other expenses

Other expenses decreased $2.3 million or 31.2% to $5.0 million for the nine months ended September 30, 2024 from $7.2 million for the nine months ended September 30, 2023, primarily related to a decrease in public company related insurance costs as we renegotiated our insurance policies during the third quarter of 2023 and 2024 as a result of the reduced scale of the business.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $51.1 million and restricted cash of $47.1 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $46.2 million. Prior to the Ecommerce Wind-Down, our primary source of liquidity was cash generated through financing activities. Additionally, we had excess borrowing capacity of $32.9 million under UACC's Warehouse Credit Facilities as of September 30, 2024.

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

UACC relies on borrowings under senior secured warehouse credit facilities to finance the origination of finance receivables as well as to provide funding for general operating activities. The terms of those facilities generally mature within two years and we typically renew those facilities in the ordinary course. UACC currently has four Warehouse Credit Facilities, all of which have terms expiring between June and September 2025. See Note 9, Warehouse Credit Facilities and Consolidated VIEs, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. We have commenced discussions with our lenders under the Warehouse Credit Facilities regarding amended facilities that would extend the terms beyond the current expiration dates and, consistent with prior periods, expect those facilities to be amended and renewed. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all. Failure to secure warehouse borrowing capacity beyond the expiration of the current facilities in 2025 would have a material adverse effect on our ability to finance UACC’s lending operations and our results of operations and liquidity.

If we undergo a fundamental change under the terms of our Indenture, holders of the Notes could, subject to certain conditions, require us to immediately repurchase for cash all or any portion of the Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. The delisting of the Company’s common stock from the Nasdaq Global Select Market would constitute a fundamental change under the terms of an indenture between us and U.S. Bank National Association, as trustee (the "Indenture").

Nasdaq maintains several standards for continued listing of our common stock on the Nasdaq Global Select Market. There can be no assurance that we will continue to meet such standards and maintain our listing. For example, under the “equity standard”, the Company is required to have stockholders’ equity of at least $10 million, among other requirements. Under the “total asset standard”, the market value of the Company's publicly held shares must be at least $15 million, among other requirements. Only one standard has to be met to comply with Nasdaq requirements. We currently meet the "total asset standard", however, there can be no assurance that we will continue to do so, or that we will be able to satisfy any other standard. If we are not able to satisfy a continued listing requirement from Nasdaq and our common stock is delisted, we will be required to repurchase the Notes prior to maturity, as discussed above. Moreover, we may be delisted by Nasdaq due the anticipated Prepackaged Chapter 11 Case, and we may be unable to relist on Nasdaq or another national securities exchange.

As of September 30, 2024, and as of the date of issuance of this Quarterly Report on Form 10-Q, we do not have sufficient liquidity to repurchase the Notes in the event of a fundamental change and would be required to seek financing. Such financing may not be available to us on favorable terms, or at all.

On November 12, 2024, we announced our entry into the RSA and our intention to commence the Prepackaged Chapter 11 Case. The RSA contemplates and the Plan proposes that, upon effectiveness, each holder of an Allowed Unsecured Notes Claim (as defined therein) will receive, in full and final satisfaction, settlement, discharge and release of, and in exchange for, its Allowed Unsecured Notes Claim, its pro rata share of 92.94% of the New Common Stock (subject to dilution by the New Warrants, the MIP, and the Post-Effective Date Equity Awards, all terms as defined therein). One of the intended goals of the Prepackaged Chapter 11 Case is for stockholders to retain value in our business, and to restore confidence in the long-term sustainability of our operating segments. On the effective date of the Plan, all notes, instruments, certificates, and other documents evidencing Unsecured Notes Claims will be canceled and/or updated to record such cancellation and the obligations of the Debtor thereunder or in any way related thereto will be deemed satisfied in full and discharged.

The filing of the Prepackaged Chapter 11 Case will trigger an event of default, resulting in the immediate acceleration of the Company's obligations to pay principal and interest under the Indenture. The Indenture provides that, as a result of the filing such as the anticipated Prepackaged Chapter 11 Case, the principal, premium, if any, accrued and unpaid interest and any other monetary obligations due thereunder will be immediately due and payable. However, any enforcement of such payment obligations will be stayed as a result of the filing of the Prepackaged Chapter 11 Case and subject to the applicable provisions of the Bankruptcy Code. The Plan contemplates the termination of the Indenture.

As discussed herein, the consummation of the Plan is subject to numerous conditions and the Plan may not be consummated, including if the Prepackaged Chapter 11 Case is not commenced for any reason. Accordingly, no assurance can be given that the transactions described herein will be consummated on the expected terms, if at all. Refer to Note 1 — Description of Business and Basis of Presentation of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

While we continue to meet our obligations to customers, vendors, counterparties and employees in the ordinary course of business, there is substantial doubt about our ability to continue as a going concern due to the anticipated Prepackaged Chapter 11 Case. While the financial statements have been prepared on a going concern basis, these uncertainties raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon our plans, which include, among other things, our ability to, subject to the approval by the Bankruptcy Court, implement a comprehensive restructuring and successfully emerge from the anticipated Prepackaged Chapter 11 Case. The unaudited condensed consolidated financial statements located elsewhere in this Quarterly Report on Form 10-Q have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date.

Despite the anticipated Chapter 11 filing, the Company retains sufficient liquidity, with approximately $51.1 million of unrestricted cash on its Condensed Consolidated Balance Sheet as of September 30, 2024, and it continues to meet its obligations to customers, vendors, counterparties and employees in the ordinary course of business.

Convertible Senior Notes

On June 18, 2021, we issued $625.0 million aggregate principal amount of the Convertible Senior Notes due 2026 (the “Notes”) pursuant to the Indenture.

The Notes bear interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes will mature on July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs, were approximately $608.9 million. During the nine months ended September 30, 2024, the conditions allowing holders of the Notes to convert were not met.

As of September 30, 2024, $287.9 million aggregate principal amount of the Notes remain outstanding, net of deferred issuance costs of $2.6 million. Refer to Note 10 — Long Term Debt of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

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

During the second quarter of 2024, UACC pledged an additional $15.8 million of its retained beneficial interest in the 2024-1 securitization transaction as collateral under the Risk Retention Financing Facility, and received proceeds of $15.6 million, with expected repurchase dates ranging from August 2026 to November 2030 at the initial closing date.

Warehouse Credit Facilities

UACC has four senior secured warehouse credit facility agreements the (“Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables.

The aggregate borrowing limit is $825.0 million with maturities between June 2025 and September 2025. As of September 30, 2024, outstanding borrowings related to the Warehouse Credit Facilities were $321.8 million and we were in compliance with all covenants under the terms of the Warehouse Credit Facilities. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 9 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities from continuing operations	$(154,154)	$(356,826)
Net cash provided by investing activities from continuing operations	92,059	147,069
Net cash provided by financing activities from continuing operations	7,450	169,760
Net cash provided by (used in) operating activities from discontinued operations	79,257	(68,805)
Net cash provided by (used in) investing activities from discontinued operations	15,908	(9,627)
Net cash used in financing activities from discontinued operations	(151,178)	(64,502)
Net decrease in cash, cash equivalents and restricted cash	(110,658)	(182,931)
Cash and cash equivalents and restricted cash at beginning of period	208,819	472,010
Cash and cash equivalents and restricted cash at end of period	$98,161	$289,079

Operating Activities

Net cash flows used in operating activities from continuing operations decreased by $202.6 million, from $356.8 million for the nine months ended September 30, 2023 to $154.2 million for the nine months ended September 30, 2024. The decrease was primarily due to a $97.8 million decrease in originations of finance receivables held for sale, as a result of no longer originating loans for legacy Vroom customers, an increase in principal payments received on finance receivables held for sale of $62.0 million, a $31.1 million improvement in net loss from continuing operations after reconciling adjustments, and changes in working capital of $9.8 million.

Investing Activities

Net cash flows provided by investing activities from continuing operations decreased by $55.0 million, from $147.1 million for the nine months ended September 30, 2023 to $92.1 million for the nine months ended September 30, 2024. The decrease is primarily due to a $44.4 million decrease in principal payments received on finance receivables at fair value as well as the consolidation of the 2022-2 securitization transaction which resulted in a cash inflow of $11.4 million during the nine months ended September 30, 2023.

Financing Activities

Net cash flows provided by financing activities from continuing operations decreased $162.3 million, from $169.8 million for the nine months ended September 30, 2023 to $7.5 million for the nine months ended September 30, 2024. The decrease was primarily related to a $162.5 million decrease in net cashflows related to our Warehouse Credit Facilities, as a result of less borrowings and higher repayments following the 2024-1 securitization transaction and a $12.9 million decrease in net cashflows from financing of beneficial interests in securitizations. These decreases were partially offset by $13.2 million in repurchases of the Notes during the nine months ended September 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 12, 2024, we entered into the RSA with creditors holding, in the aggregate, over 80% of the aggregate outstanding principal amount of the Notes. The RSA contemplates a Plan to be implemented through the anticipated filing of the Prepackaged Chapter 11 Case. The Plan is attached as an exhibit to the RSA. In connection with the restructuring, the ordinary course operations of Vroom, Inc.’s subsidiaries are expected to continue without impact, and trade creditors and all other general unsecured creditors are expected to be unimpaired. If the Plan is consummated, we will emerge without any remaining Notes but will maintain UACC’s Warehouse Credit Facilities (as defined below), securitization debt, financing of beneficial interest in securitizations, and junior subordinated debentures.

We (in the context of the anticipated Prepackaged Chapter 11 Case, the “Debtor”) are expected to commence a voluntary proceeding (the “Prepackaged Chapter 11 Case”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). We plan to continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtor plans to seek approval of certain “first day” motions containing customary relief intended to assure the Debtor’s ability to continue its ordinary course operations.

While certain prepetition litigation claims will be treated as unimpaired 510(b) Claims (as defined in the Plan) during the anticipated Prepackaged Chapter 11 Case, the Company is involved in certain other litigation, which, so long as it remains unresolved, represents legal issues of uncertain outcome and potential claims for monetary damages. If the outcomes of such litigation are unfavorable, they could have a material impact on the Company’s operations and financial health.

Additionally, there is a risk of future litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect the reorganized company’s financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims and interests under the Plan. It is not possible to predict with certainty what, if any, future litigation the reorganized company may become involved in, nor the final resolution of such litigation. The impact of any such litigation on the reorganized company’s businesses and financial stability, however, could be material.

Additionally, from time to time, we are subject to legal proceedings in the normal course of operating our business. The outcome of litigation, regardless of the merits, is inherently uncertain. Beginning in March 2021, multiple putative class actions were filed in the U.S. District Court for the Southern District of New York by certain of the Company’s stockholders against the Company and certain of the Company’s officers alleging violations of federal securities laws. The lawsuits were captioned Zawatsky et al. v. Vroom, Inc. et al., Case No. 21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits asserted similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. In each case, the named plaintiff(s) sought to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). In August 2021, the Court consolidated the cases under the new name In re: Vroom, Inc. Securities Litigation, Case No. 21-cv-2477, appointed a lead plaintiff and lead counsel and ordered a consolidated amended complaint to be filed. The court-appointed lead plaintiff subsequently filed a consolidated amended complaint that reasserts claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 against the Company and certain of the Company’s officers, and added new claims under Sections 11, 12 and 15 of the Securities Act against the Company, certain of its officers, certain of its directors, and the underwriters of the Company’s September 2020 secondary offering. The Company filed a motion to dismiss all claims, and briefing of this motion is complete. The Company believes this lawsuit is without merit and intends to vigorously contest these claims. While the outcome of any complex legal proceeding is inherently unpredictable and subject to significant uncertainties, based upon information presently known to management, the Company believes that the potential liability, if any, will not have a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

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

In January 2022, the Company received a non-public civil investigative demand from the Federal Trade Commission (“FTC”), seeking the production of information related to certain of the Company's business practices and the Company responded to those information requests. On February 23, 2024, the FTC notified the Company that it has reason to believe that the Company violated Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a); the FTC's Mail, Internet, or Telephone Order Merchandise Rule, 16 C.F.R. Part 435; the FTC’s Used Motor Vehicle Trade Regulation Rule, 16 C.F.R. Part 455; and the FTC’s Pre-Sale Availability Rule, 16 C.F.R. Part 702. On May 6, 2024, Vroom, Inc., Vroom Automotive, LLC and the FTC reached an agreement to resolve the FTC’s allegations without any admission of wrongdoing by either Vroom entity, subject to final approval by the FTC and the court. Under the agreement, the Company agreed to pay a total of $1 million in customer redress and abide permanently by an injunction. The FTC issued its final approval of the agreement on July 2, 2024, and a mutually-agreed upon order reflecting the agreement was entered by the Court on July 10, 2024. The case is captioned Federal Trade Commission v. Vroom, Inc. et al., Case No. 4:24-cv-02496.

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfilment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. In May 2022, Vroom Automotive, LLC and the Attorney General of the State of Texas agreed to a temporary injunction in which Vroom Automotive, LLC agreed to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. In December 2023, Vroom, Inc., Vroom Automotive, LLC and the Attorney General of the State of Texas reached a final agreement to resolve all claims in the petition, without any admission of wrongdoing by either Vroom entity. Under the agreement, the Company agreed to pay a total of $2 million in civil penalties and $1 million in attorneys' fees, with the first half due in September 2024 and the remaining half due in September 2025, and abide permanently by an injunction of certain operational practices that were previously implemented.

As previously disclosed, we have been subject to audits, requests for information, investigations and other inquiries from our regulators. These regulatory matters could continue to progress into legal proceedings as well as enforcement actions. We have incurred fines in certain states and could continue to incur fines, penalties, restitution, or alterations in our business practices, which in turn, could lead to increased business expenses, additional limitations on our business activities and further reputational damage, although to date such expenses have not had a material adverse effect on the Company’s financial condition, cash flows, or results of operations.

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

We are subject to risks and uncertainties associated with the anticipated Prepackaged Chapter 11 Case.

We have entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) and expect to commence a voluntary proceeding as the Debtor under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) (the “Prepackaged Chapter 11 Case”). The RSA contemplates a comprehensive restructuring of the Company’s debt obligations and capital structure to be implemented through a prepackaged plan of reorganization (the “Plan”) to be implemented through the anticipated filing of the Prepackaged Chapter 11 Case. We plan to continue to operate our business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We anticipate seeking approval of certain “first day” motions containing customary relief intended to assure our ability to continue our ordinary course operations. None of Vroom, Inc.’s subsidiaries are expected to commence Chapter 11 proceedings.

The anticipated Prepackaged Chapter 11 Case could have a material adverse effect on our business, financial condition, results of operations and liquidity. Our senior management has spent, and so long as the Prepackaged Chapter 11 Case continues, they will continue to be required to spend, a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy Court protection also may make it more difficult to retain management and the key personnel necessary to the success and growth of our business. Furthermore, we may not realize any or all of the intended benefits of the Prepackaged Chapter 11 Case. In addition, during the period of time we may remain subject to the provisions of the Bankruptcy Code in the Prepackaged Chapter 11 Case, our customers and vendors may lose confidence in our ability to reorganize our business successfully and may seek to establish alternative commercial relationships.

Other significant risks include or relate to the following:

•
our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the anticipated Prepackaged Chapter 11 Case, including maintaining strategic control as a debtor-in-possession;

•
the effects of the filing of the anticipated Prepackaged Chapter 11 Case on our business and the interest of various constituents, including our stockholders;

•
the high costs of the anticipated Prepackaged Chapter 11 Case and related fees;

•
our ability to maintain relationships with vendors, customers, employees and other third parties as a result of the anticipated Prepackaged Chapter 11 Case;

•
Bankruptcy Court rulings in the anticipated Prepackaged Chapter 11 Case as well as the outcome of all other pending litigation and the outcome of the anticipated Prepackaged Chapter 11 Case in general;

•
the length of time that we anticipate we will operate with Chapter 11 protection, if at all, and the continued availability of operating capital during the pendency of the proceeding;

•
third-party motions in the anticipated Prepackaged Chapter 11 Case;
•
potential delisting by Nasdaq due to the anticipated Prepackaged Chapter 11 Case;

•
our ability to continue as a going concern as a result of the anticipated Prepackaged Chapter 11 Case; and

•
the potential adverse effects of the anticipated Prepackaged Chapter 11 Case on our liquidity and results of operations.

Because of the risks and uncertainties associated with the anticipated Prepackaged Chapter 11 Case, we may not be able to accurately predict or quantify the ultimate impact the anticipated Prepackaged Chapter 11 Case may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we accurately predict the ultimate impact the anticipated Prepackaged Chapter 11 Case may have on our corporate or capital structure. If the Prepackaged Chapter 11 Case is not successful, any other strategic options that we pursue to address the impact of the

Company's outstanding Notes, including any recapitalization, restructuring, reorganization, bankruptcy, or liquidation, may not be successful and holders of our common stock could be diluted or suffer a total loss of their investment.

We may not be able to obtain confirmation of the Plan as outlined in the RSA.

There can be no assurance that the Plan as outlined in the RSA (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.

The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the treatment as outlined in the Plan, and there can be no guarantee of success with respect to the Plan or any other plan of reorganization. We might receive objections to confirmation of the Plan from the various stakeholders in the anticipated Prepackaged Chapter 11 Case. We cannot predict the impact that any objection might have on the Plan or on a Bankruptcy Court's decision to confirm the Plan. Any objection may cause us to devote significant resources in response that could materially and adversely affect our business, financial condition and results of operations. Additionally, it is possible that an official committee of equityholders is appointed, which could materially impact the length and cost of the Prepackaged Chapter 11 Case, or, the ability to consummate the Plan as contemplated in the RSA.

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our unsecured debt and equity, as well as holders of the Notes, would ultimately receive with respect to their claims. There can be no assurance as to whether we will successfully reorganize and emerge from Chapter 11 or, if we do successfully reorganize, as to when we would emerge from Chapter 11. If no plan of reorganization can be confirmed, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests, the Prepackaged Chapter 11 Case may be converted to a case under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

If the RSA is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

The RSA contains a number of termination events, upon the occurrence of which certain parties to the RSA may terminate the agreement. If the RSA is terminated as to all parties thereto, each of the parties will be released from its obligations in accordance with the terms of the RSA. Such termination may result in the loss of support for the Plan by the parties to the RSA, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new plan would be as favorable to holders of claims against the Company as contemplated by the RSA.

The RSA is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the proposed RSA, including the timely satisfaction of milestones for the progress of the anticipated Prepackaged Chapter 11 Case, including, among other things, to obtain certain bankruptcy court orders and complete the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.

Trading in our securities is highly speculative and poses substantial risks. If the Plan becomes effective, the holders of our existing common stock will be diluted.

The RSA contemplates the Plan to be implemented through the anticipated Prepackaged Chapter 11 Case. The Plan is attached as an exhibit to the RSA. In connection with the restructuring, trade creditors and all other general unsecured creditors will be unimpaired. The Plan, as contemplated in the proposed RSA, provides that upon the Company's emergence from Chapter 11, noteholders will receive, among other things, their pro rata share of 92.94% of the common stock in the reorganized company and that the holders of the existing common stock of the Company will receive their pro rata share of 7.06% of the common stock in the reorganized Company and their pro rata share of the new warrants exercisable upon the Company reaching certain benchmarks pursuant to the terms of the proposed new warrants. In addition, if the Plan as contemplated in the proposed RSA is consummated, 15% of the Fully-Diluted New Common Stock outstanding as of immediately following the Plan Effective Date will be reserved for issuance as awards under a post-restructuring management incentive plan consisting of 10% restricted stock units and 5% options. Issuances of common stock (or securities convertible into or exercisable for common stock) under the Plan, the Post-Effective Date Equity Awards or management incentive plan and any exercises of the warrants or conversion rights for shares of common stock will dilute the voting power of the outstanding common stock and may adversely affect the trading price of such common stock.

Following the effectiveness of the Plan, certain holders of Unsecured Notes Claims, if they choose to act together, will have the ability to significantly influence all matters submitted to stockholders of the reorganized company for approval.

Certain Holders of Unsecured Notes Claims are expected to acquire a significant ownership interest in the New Common Stock pursuant to the Plan. Such Holders may be in a position to control the outcome of all actions requiring stockholder approval, including the election of directors, without the approval of other stockholders. This concentration of ownership could also facilitate or hinder a negotiated change of control of the Reorganized Debtor and, consequently, have an impact upon the value of the New Common Stock. The significant ownership stake may allow these Holders to appoint a majority of the board of directors, potentially influencing the company's management and strategic direction. This could lead to changes in corporate governance practices, business strategies, and capital allocation policies that align with the interests of the major shareholders. The concentrated ownership might also affect the liquidity of the New Common Stock in the market, potentially impacting its trading price and volatility. The interests of these significant Holders may not always align with those of other shareholders or the Reorganized Debtor, potentially leading to conflicts in decision-making. Lastly, this ownership structure could either attract potential acquirers due to the ease of negotiating with a small group of major shareholders or deter them if the Holders are not interested in selling their stakes. Notably, a single party alone would likely hold sufficient voting power to control stockholder approval on most matters, potentially marginalizing minority shareholders.

Our business could suffer from a long and protracted restructuring.

While only Vroom, Inc. is anticipated to be a debtor in the Prepackaged Chapter 11 Case and its subsidiaries will not be subject to the Bankruptcy Code, our future results are dependent upon the timely implementation of a Chapter 11 plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations, liquidity and suppliers, customers and other counterparties may not want to do business with us while we are in bankruptcy. Failure to obtain confirmation of a Chapter 11 plan in a timely manner may harm our ability to finance adequately our operations, and there is a significant risk that the value of the Company would be substantially eroded to the detriment of all stakeholders. If a Chapter 11 plan that complies with the applicable provisions of the Bankruptcy Code cannot be confirmed, we would have to pursue other strategic options to address the impact of the outstanding Notes. Any other strategic option that we pursue, including any recapitalization, restructuring, reorganization, bankruptcy, or liquidation, may not be successful and holders of our common stock could be diluted or suffer a total loss of their investment.

For as long as the anticipated Prepackaged Chapter 11 Case continues, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the anticipated Prepackaged Chapter 11 Case. If we are unable to continue to fund our operations, our chances of successfully reorganizing our business may be seriously jeopardized, the likelihood that we instead will be required to liquidate our assets may be enhanced, and, as a result, our common stock could become further devalued or become worthless.

There can be no assurance of whether, or when, we will be able to successfully implement a Chapter 11 plan, or whether we will be able to do so in a timely fashion.

Even if a Chapter 11 plan is confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, suppliers and other counterparties to do business with a company that recently emerged from bankruptcy proceedings.

As a result of the anticipated Prepackaged Chapter 11 Case, our historical financial information will not be indicative of our future performance.

During the anticipated Prepackaged Chapter 11 Case, we expect our financial results to continue to be volatile. Further, we anticipate that our capital structure will be significantly altered if and when we are able to emerge from bankruptcy proceedings. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the anticipated Prepackaged Chapter 11 Case. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends.

We are subject to claims that will not be discharged in the anticipated Prepackaged Chapter 11 Case, which could have a material adverse effect on our financial condition and results of operations.

While certain prepetition litigation claims will be treated as unimpaired 510(b) Claims (as defined in the Plan) during the anticipated Prepackaged Chapter 11 Case, the Company is involved in certain other litigation, which, so long as it remains unresolved, represents legal issues of uncertain outcome and potential claims for monetary damages. If the outcomes of such litigation are unfavorable, they could have a material impact on the Company’s operations and financial health.

Additionally, there is a risk of future litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect the reorganized company’s financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims and interests under the Plan. It is not possible to predict with certainty what, if any, future litigation the reorganized company may become involved in, nor the final resolution of such litigation. The impact of any such litigation on the reorganized company’s businesses and financial stability, however, could be material.

The anticipated Prepackaged Chapter 11 Case will consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may experience increased levels of employee attrition.

Management has spent a significant amount of time and effort focusing on the entry into the RSA and the anticipated Prepackaged Chapter 11 Case, and while the anticipated Prepackaged Chapter 11 Case continues, our management will be required to continue to spend a significant amount of time and effort focusing on the anticipated Prepackaged Chapter 11 Case instead of focusing exclusively on our business operations. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations, particularly if the anticipated Prepackaged Chapter 11 Case is protracted.

Furthermore, during the pendency of the anticipated Prepackaged Chapter 11 Case, we may experience increased levels of employee attrition, and our employees may face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the anticipated Prepackaged Chapter 11 Case is limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations. In addition, the longer the anticipated Prepackaged Chapter 11 Case continues, the more likely it is that vendors and employees will lose confidence in our ability to reorganize our business successfully.

Upon our emergence from bankruptcy, the composition of our Board of Directors may change.

Under the Plan, the composition of our Board may change. Any new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine our future. As a result, our future strategy and plans may differ materially from those of the past.

The anticipated Prepackaged Chapter 11 Case raises substantial doubt regarding our ability to continue as a going concern.

As a result of the anticipated Prepackaged Chapter 11 Case, our operations and ability to develop and execute our business plan are subject to significant risks and uncertainties. Our ability to continue as a going concern is contingent upon, among other things, our ability to, subject to the approval by the Bankruptcy Court, implement a comprehensive restructuring, successfully emerge from the anticipated Prepackaged Chapter 11 Case and maintain sufficient liquidity following the restructuring to meet our obligations and operating needs. The Plan contemplated by the RSA could fail to be confirmed or become effective, or the Bankruptcy Court may grant or deny motions in a manner that is adverse to us and our subsidiaries. Accordingly, the transactions described herein may not be consummated on the expected terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Our common stock price may be volatile, and the value of our common stock has declined since our initial public offering and may continue to decline regardless of our operating performance, and you may not be able to resell your shares at or above the price which you paid for them.

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

Many factors, some of which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described in this “Risk Factors” section and the "Risk Factors" section in our Annual Report, as well as the following:

•
the anticipated filing and outcome of the Prepackaged Chapter 11 Case, including as a result of the Plan that the RSA contemplates;
•
our operating and financial performance and prospects, including as a result of operational changes and initiatives we are taking as part of our Value Maximization Plan;
•
the discontinuation of our ecommerce operations and wind-down of our used vehicle dealership business and our ability to reduce the related costs;
•
potential delisting of our common stock;
•
our ability to grow and develop the UACC and CarStory businesses;
•
our liquidity and ability to raise or restructure our existing capital;
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
•
global political unrest and wars, including geopolitical conflicts and war in Europe and the Middle East, which could delay and disrupt our business, and if such political unrest further escalates or leads to disruptions in the financial markets or puts further pressure on global supply chains, it could heighten many of the other risk factors included in this Item 1A and the other risk factors included in the section titled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023;
•
the current inflationary environment in the United States and in other global economies, the impact of high interest rates and the impact of any recession or general economic downturn;

•
potential volatility in the banking industry; and
•
other changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from the federal government’s ongoing negotiations regarding the federal debt limit, natural disasters, terrorist attacks, global pandemics, and responses to such events.

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

We have experienced significant declines in the market price of our common stock, and it could continue to decline in the future, including as a result of the execution and implementation of our Value Maximization Plan or the filing and implementation of the anticipated Prepackaged Chapter 11 Case. Accordingly, any trading in our common stock during the pendency of the Prepackaged Chapter 11 Case will be highly speculative and pose substantial risks to purchasers of our common stock.

Further declines in our stock price could, among other things, make it more difficult to raise or restructure capital on terms acceptable to us, or at all, and make it difficult for our investors to sell their shares of common stock. In addition, companies that experience volatility in the market price of their securities often are the subject of securities class action litigation. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. See Part II, Item 1 “Legal Proceedings.”

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could materially adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.

As of September 30, 2024, we, including our subsidiaries, had approximately $1,051.2 million principal amount of consolidated indebtedness. Of that amount, $410.0 million of securitization debt is funded by cashflows on receivables within the securitization trusts. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

For example, under the "equity standard", applicable Nasdaq listing standards currently require us to have stockholders’ equity of at least $10 million, among other requirements. Under the "total asset standard", the market value of our publicly held shares must be at least $15 million, among other requirements. Only one standard has to be met to comply with Nasdaq requirements. While we currently meet the "total asset standard", there can be no assurance that we will continue to do so, or that we will be able to satisfy any other standard. A delisting of our common stock from the Nasdaq Global Select Market would constitute a fundamental change under the terms of our Indenture and holders of the Notes could, subject to certain conditions, require us to immediately repurchase for cash all or any portion of the Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. As of September 30, 2024, and as of the date of issuance of the condensed consolidated financial statements, we do not have sufficient liquidity to repurchase the Notes in the event of a fundamental change and would be required to seek financing. Such financing may not be available to us on favorable terms, or at all. Additionally, if we fail to comply with the terms of our Indenture or to service the interest under the Notes and repay the Notes as and when they become due, that could in turn also result in our other indebtedness becoming immediately payable in full. Our ability to maintain our indebtedness, including to service the interest under the Notes and repay the Notes, as and when they become due, will depend on our ability to generate and maintain sufficient cash, and if necessary, raise additional capital. On November 12, 2024, we announced our entry into the RSA and intention to commence the Prepackaged Chapter 11 Case. The RSA contemplates and the Plan proposes that, upon effectiveness, each holder of an Allowed Unsecured Notes Claim (as defined therein) will receive, in full and final satisfaction, settlement, discharge and release of, and in exchange for, its Allowed Unsecured Notes Claim, its pro rata share of 92.94% of the New Common Stock (subject to dilution by the New Warrants, the MIP, and the Post-Effective Date Equity Awards, all terms as defined therein). On the effective date of the Plan, all notes, instruments, certificates, and other documents evidencing Unsecured Notes Claims will be canceled and/or updated to record such cancellation and the obligations of the Debtor thereunder or in any way related thereto will be deemed satisfied in full and discharged. While the filing of the anticipated Prepackaged Chapter 11 Case will constitute an event of default that will accelerate the Company’s respective obligations under the Indenture, the Plan contemplates the termination of the Indenture. As discussed herein, the consummation of the Plan is subject to numerous conditions and the Plan may not be consummated, including if the Prepackaged Chapter 11 Case is not commenced for any reason.

We may be unable to satisfy a continued listing rule from Nasdaq, and if we are delisted, there is no assurance we will be able to satisfy an initial listing rule from Nasdaq or another national securities exchange.

Nasdaq maintains several requirements for continued listing of our common stock, one of which is the maintenance of a minimum closing bid price of $1.00. On December 21, 2023, we received written notice from Nasdaq notifying us that, for the prior 30 consecutive business days, the bid price for our common stock had closed below the $1.00 minimum bid price requirement for continued inclusion on the Nasdaq Global Select Market. On February 13, 2024, after obtaining stockholder approval, we effected a 1-for-80 reverse stock split (the “Reverse Stock Split”), and our stock began trading on a post-split adjusted basis on February 14, 2024. On February 29, 2024, we were notified by Nasdaq Listing Qualifications that the closing bid price of our common stock had been at $1.00 per share or greater for 11 consecutive business days, from February 14, 2024 to February 28, 2024. Accordingly, the Company regained compliance with Nasdaq Listing Rule 5450(a)(1) and this matter is now closed. However, if our common stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, we would receive another notice of non-compliance with Nasdaq's listing standards and may be provided a period of 180 calendar days from the date of such notice to regain compliance with the minimum bid closing price requirement of at least $1.00 per share for a minimum of 10 consecutive business days. However, there can be no assurance that our common stock will continue to close at or above the $1.00 per share minimum bid price as required by Nasdaq. We intend to continue to actively monitor the closing bid price of our common stock and, if we lose compliance with Nasdaq’s minimum bid price closing requirements, will consider all available options to regain compliance.

There can also be no assurance that we will meet the other requirements of Nasdaq for continued listing on the Nasdaq Global Select Market. For example, under the "equity standard", applicable Nasdaq listing standards currently require us to have stockholders’ equity of at least $10 million, among other requirements. Under the "total asset standard", the market value of our publicly held shares must be at least $15 million, among other requirements. Only one standard has to be met to comply with Nasdaq requirements. While we currently meet the "total asset standard", there can be no assurance that we will continue to do so, or that we will be able to satisfy any other standard. A delisting of our common stock from the Nasdaq Global Select Market would constitute a fundamental change under the terms of our Indenture and holders of the Notes could, subject to certain conditions, require us to immediately repurchase for cash all or any portion of the Notes at a repurchase price equal to 100% of the principal amount of the Notes plus any accrued and unpaid interest. As of September 30, 2024, and as of the date of issuance of the condensed consolidated financial statements, the Company does not have sufficient liquidity to repurchase the Notes in the event of a fundamental change and would be required to seek financing. Such financing may not be available to the Company on favorable terms, or at all.

The Company may be delisted by Nasdaq due the anticipated Prepackaged Chapter 11 Case. If our common stock is delisted based on the anticipated Prepackaged Chapter 11 Case, the bid price closing requirement, the stockholders’ equity requirement, or any other continued listing requirement, it is unlikely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations and analyst coverage for our common stock, and reduced liquidity for the trading of our securities.

Delisting also could result in, among other things, a loss of investor confidence or interest in strategic transactions or opportunities, us being subject to regulation in each state in which we offer our securities, and difficulty in recruiting and retaining personnel through equity incentive awards.

Our tax attributes and future tax deductions may be reduced or significantly limited as a result of the consummation of the Plan and any restructuring or reorganization in connection therewith.

Generally, any discharge of our debt obligations as a result of the Prepackaged Chapter 11 Case for an amount less than the adjusted issue price may give rise to cancellation of indebtedness income, which will reduce our tax attributes.

Certain tax attributes otherwise available and of value to us may be reduced, in most cases by the principal amount of the indebtedness forgiven. U.S. federal income tax attributes subject to reduction generally include (i) net operating losses (“NOL(s)”) and NOL carryforwards; (ii) general business credit carryovers; (iii) minimum tax credit carryovers; (iv) capital loss carryovers; (v) tax basis in assets (but not below the amount of liabilities to which the taxpayer remains subject immediately after the indebtedness forgiven); (vi) passive activity loss and credit carryovers; and (vii) foreign tax credit carryovers. Loss of these tax attributes may have an adverse effect on our prospective cash flow.

To the extent that U.S. federal NOL carryforwards, other losses and credits generated by us prior to emergence from bankruptcy are available as deductions after emergence, our ability to utilize such deductions may be limited by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code provides rules limiting the utilization of a corporation’s NOLs and other losses, deductions and credits following a more than 50% change in ownership of a corporation’s equity over a three-year period (an “ownership change”). An exception to the limitations under Section 382 of the Code generally applies when, among other requirements, so-called “qualified creditors” and shareholders of a corporation in Chapter 11 receive, in respect of their claims and interests, as applicable, at least 50% of the vote and value of the stock of the corporation pursuant to a confirmed Chapter 11 plan (the “382(l)(5) Exception”). We expect to seek an order of the Bankruptcy Court on or around the filing of the anticipated Prepackaged Chapter 11 Case that will establish certain procedures to protect the potential value of our NOL carryforwards for use in connection with the reorganization. In addition, we believe that the transactions contemplated by the Plan will result in an ownership change, and we expect that the application of the 382(l)(5) Exception could result in significant future cash tax savings over other alternative approaches and transaction forms. However, it is uncertain whether the consummation of the Plan will satisfy all of the requirements of the 382(l)(5) Exception, as such determination will depend on several factors, including the extent to which holders of certain of our indebtedness may be treated as “qualified creditors”. The rules relating to the use of pre-bankruptcy tax attributes by a corporation emerging from a bankruptcy are inherently uncertain. Accordingly, there cannot be any assurance that we will be entitled to use such attributes following emergence from the Prepackaged Chapter 11 Case.

We may not generate sufficient liquidity to operate our business.

As of September 30, 2024, we had cash and cash equivalents of $51.1 million and restricted cash of $47.1 million and continue to meet our obligations to customers, vendors, counterparties and employees in the ordinary course of business. However, there is substantial doubt about our ability to continue as a going concern due to the anticipated Prepackaged Chapter 11 Case.

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

In addition to our ongoing cash requirements, in the near term, our liquidity will also be used to fund costs related to the wind-down of our ecommerce operations, primarily severance and early contract and lease termination payments. Such payments could be significant and have a material effect on our cash flows from operations. Our future capital requirements will depend on many factors, including the outcome of the anticipated Prepackaged Chapter 11 Case, ability to realize the benefits of the Value Maximization Plan, available advance rates on and the amendment and renewal of the Warehouse Credit Facilities, the ability to continue to meet the requirements of Nasdaq for continued listing on the Nasdaq Global Select Market, the ability to complete additional securitization transactions on terms favorable to us, future credit losses, the ability to obtain the necessary financing to meet obligations and repay liabilities arising from business operations when they come due, the ability to generate and maintain sufficient cash, and the ability to generate profitable operations in the future. There can be no assurance that our liquidity will be sufficient to achieve the objectives of our Value Maximization Plan, grow and develop UACC and CarStory, operate our business, or comply with the terms of our indebtedness. See "—UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business" and “—Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could materially adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.”

UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business.

UACC uses debt financing to maintain and grow its business. UACC relies on borrowings under senior secured warehouse credit facilities to finance the origination of finance receivables as well as to provide funding for general operating activities. The terms of those facilities generally mature within two years and we typically renew those facilities in the ordinary course. UACC currently has four Warehouse Credit Facilities, all of which have terms expiring between June and September 2025. See Note 9, Warehouse Credit Facilities and Consolidated VIEs, to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q and "UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business." We have commenced discussions with our lenders under the Warehouse Credit Facilities regarding amended facilities that would extend the terms beyond the current expiration dates. Failure to secure warehouse borrowing capacity beyond the expiration of the current facilities in 2025 would have a material adverse effect on our ability to finance UACC’s lending operations and our results of operations and liquidity. We cannot guarantee that the Warehouse Credit Facilities will continue to be available beyond their current maturity dates, on acceptable terms, or at all, or that UACC will be able to obtain additional financing on acceptable terms or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the losses incurred in UACC's loan portfolio, UACC’s financial position, its results of operations, and the capacity for additional borrowing under its existing financing arrangements. If UACC’s various financing alternatives were to become limited or unavailable, it may be unable to maintain or grow origination volume at the level that we anticipate and our financial condition and results of operations would be materially adversely affected.

There are risks associated with the discontinuance of our ecommerce operations and wind-down of our used vehicle dealership business.

On January 22, 2024, we announced the Value Maximization Plan, pursuant to which we discontinued our ecommerce operations and wound down our used vehicle dealership business in order to preserve cash and maximize stakeholder value through our remaining businesses. As a result, we have incurred, and will continue to incur, costs including severance costs, inventory liquidation costs, contract and lease termination costs and non-cash asset impairments, and such costs are expected to exceed any cash we generate on the liquidation of assets. We estimate that we will incur total cash charges during 2024 of approximately $15.9 million for severance and other personnel-related costs, with $0.2 million and $15.8 million incurred during the three and nine months ended September 30, 2024, respectively and approximately $13.9 million in contract and lease termination costs, with $0.4 million and $13.9 million settled during the three and nine months ended September 30, 2024, respectively. The actual amount of wind down, transition and impairment charges may materially exceed our estimates, due to various factors, many of which are outside of our control, including the outcomes of discussions and negotiations with the counterparties to the remaining contracts and leases we intend to terminate or modify. In addition, because of uncertainties with respect to our wind-down plan (including those described above), we may not be able to realize the anticipated benefits of or complete the wind-down in the expected timeframe, on the terms or in the manner we expect, or at all, and the costs incurred in connection with such wind-down activities may exceed our estimates. If the time to complete the wind-down takes longer than expected, or the actual costs or impairment charges exceed our estimates, the Company’s business, operational results, financial position and cash flows could be adversely affected.

The purpose of the Value Maximization Plan was to wind-down our ecommerce operations, which were not profitable and had significant cash burn, in order to preserve cash and enable us to maximize stakeholder value through our remaining businesses, UACC and CarStory. As of September 30, 2024, we had cash and cash equivalents of approximately $51.1 million. Given our wind-down expenses, including employee severance costs, our ongoing operating expenses and recent losses at UACC, there can be no assurance that we will succeed in achieving profitability and creating meaningful stakeholder value.

Additionally, the announced wind-down involves further risks, including:

•
the ongoing cost of retaining (as was realized in connection with the payment of retention bonuses during the nine months ended September 30, 2024) and, in some cases, the inability to retain qualified personnel necessary to achieve our goals for UACC and CarStory;
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

In January 2022, the Company received a non-public civil investigative demand from the Federal Trade Commission (“FTC”), seeking the production of information related to certain of the Company's business practices and the Company responded to those information requests. On February 23, 2024, the FTC notified the Company that it has reason to believe that the Company violated Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a); the FTC's Mail, Internet, or Telephone Order Merchandise Rule, 16 C.F.R. Part 435; the FTC’s Used Motor Vehicle Trade Regulation Rule,16 C.F.R. Part 455; and the FTC’s Pre-Sale Availability Rule, 16 C.F.R. Part 702. On May 6, 2024, Vroom, Inc., Vroom Automotive, LLC and the FTC reached an agreement to resolve the FTC’s allegations without any admission of wrongdoing by either Vroom entity, subject to final approval by the FTC and the court. Under the agreement, the Company agreed to pay a total of $1 million in customer redress and abide permanently by an injunction. The FTC issued its final approval of the agreement on July 2, 2024, and a mutually-agreed upon order reflecting the agreement was entered by the Court on July 10, 2024. The case is captioned Federal Trade Commission v. Vroom, Inc. et al., Case No. 4:24-cv-02496.

In addition, in April 2022, the Attorney General of Texas filed a lawsuit on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act and Texas Business and Commerce Code § 17.41 et seq. In December 2023, Vroom, Inc., Vroom Automotive, LLC and the Attorney General of the State of Texas reached a final agreement to resolve all claims in the petition, without any admission of wrongdoing by either Vroom entity. Under the agreement, the Company agreed to pay a total of $2 million in civil penalties and $1 million in attorneys' fees, with the first half due in September 2024 and the remaining half due in September 2025, and abide permanently by an injunction of certain operational practices that were previously implemented. The agreement was approved by the District Court of Travis County on December 13, 2023.

Upon the filing of the Prepackaged Chapter 11 Case, it is anticipated that all litigation against the Debtor will be stayed pursuant to the automatic stay of the Bankruptcy Code. The RSA contemplates that all existing litigation will be unimpaired by the bankruptcy and the associated liabilities are not currently proposed to be discharged pursuant to the proposed plan of reorganization. Following the Plan Effective Date, it is anticipated that any litigation stayed during the Prepackaged Chapter 11 Case will continue. See Part I, Item 3. “Legal Proceedings” for more information about these matters and the other legal proceedings to which we are subject.

We depend on key personnel to operate our business, and if we are unable to retain, integrate, adequately compensate, and attract qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to retain, develop, motivate and attract highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to retain and attract them. In particular, we are highly dependent on the services of our leadership team to the development of our business, future vision, and strategic direction, including as we realign our business in accordance with the Value Maximization Plan. On February 29, 2024, James G. Vagim, III, UACC's Co-President and Chief Executive Officer, and Ravi Gandhi, UACC's Co-President and Chief Financial Officer stepped down. The Company's Chief Executive Officer, Tom Shortt, succeeded Mr. Vagim as President and Chief Executive Officer of UACC, and the Company's Vice President of Investor Relations and Financial Planning & Analysis, Jon Sandison, succeeded Mr. Gandhi as UACC's Chief Financial Officer. On May 17, 2024 (the "CFO Transition Date"), Robert R. Krakowiak ceased his service as Chief Financial Officer, Treasurer and principal financial officer of the Company. On May 6, 2024, the Board appointed Mr. Krakowiak as a member of the board of directors (the “Board”) of the Company, and as Vice Chair of the Board, in each case effective as of the CFO Transition Date, for a term ending at the Company's 2024 Annual Meeting of Stockholders (the "Annual Meeting"), where he was re-elected by our stockholders for a term ending at the Company's 2025 Annual Meeting of Stockholders. On the CFO Transition Date, the Company's Senior Vice President and principal accounting officer, Agnieszka Zakowicz, succeeded Mr. Krakowiak as the Company's Chief Financial Officer, Treasurer and principal financial officer and retained her role as principal accounting officer. Also effective on the CFO Transition Date, C. Denise Stott stepped down as the Company's Chief People & Culture Officer. On August 16, 2024, Amy Castell, UACC’s General Counsel and Chief Compliance Officer, stepped down, followed by Patricia Moran, the Company’s Chief Legal Officer, stepping down on August 23, 2024. Anna-Lisa Corrales was appointed as the Company’s Chief Legal Officer, Chief Compliance Officer and Secretary. Our future performance will depend, in part, on the successful transition of these positions and any other key management positions that may experience turnover in the future. We heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business, including with respect to strategic initiatives such as our Value Maximization Plan. If members of our senior management team, including our executive leadership, become ill, or if we are otherwise unable to retain them, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. See — “The anticipated Prepackaged Chapter 11 Case will consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may experience increased levels of employee attrition.” If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, or if we are unable to retain key employees in a cost-effective manner or at all, then our business and future growth prospects could be harmed.

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

Furthermore, in light of the reduction in headcount as part of our Value Maximization Plan and the impact of the anticipated Prepackaged Chapter 11 Case, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture in the future. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees, particularly in light of the discontinuance of our ecommerce business and wind-down of our used vehicle dealership business. If we do not succeed in retaining and motivating existing employees or attracting well-qualified employees in the future, our business, financial condition and results of operations could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

Item 1.01. Entry into a Material Agreement.

Restructuring Support Agreement

On November 12, 2024, the Company entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with creditors holding, in the aggregate, over 80% of the aggregate outstanding principal amount of the Notes (as defined in Note 10, Long Term Debt) and the largest shareholder. The RSA contemplates a comprehensive restructuring of the Company’s debt obligations and capital structure to be implemented through a prepackaged plan of reorganization (the “Plan”) to be implemented through the anticipated filing of the Prepackaged Chapter 11 Case (as defined below). Capitalized terms used in this section but not defined herein have the meanings ascribed to them in the RSA. The Plan is attached as an exhibit to the RSA.

Vroom, Inc. (in the context of the anticipated Prepackaged Chapter 11 Case (the “Debtor”) is expected to commence a voluntary proceeding (the “Prepackaged Chapter 11 Case”) under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”). The Debtor plans to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtor plans to seek approval of certain “first day” motions containing customary relief intended to assure the Debtor’s ability to continue its ordinary course operations. None of Vroom, Inc.’s subsidiaries are expected to commence Chapter 11 proceedings.

Commitments and Representations. Each of the Debtor and the Consenting Stakeholders have made certain customary commitments and representations in the RSA. The Debtor has agreed, among other things, to support and take all commercially reasonable actions necessary and appropriate to facilitate the restructuring and meet milestones set forth in the RSA. The Consenting Stakeholders have committed to the Debtor, among other things, to support and vote for the Plan and use their commercially reasonable efforts to consummate and complete the restructuring.

Milestones. The RSA contains milestones ("Milestones”) relating to the progress of the Prepackaged Chapter 11 Case, which include, among other things, entry of an order by the Bankruptcy Court confirming the Plan and approving the related disclosure statement no later than 60 days following the Petition Date and the occurrence of the date on which the Plan has become effective in accordance with its terms (the “Plan Effective Date”) no later than 75 days following the Petition Date.

Termination. Each of the parties to the RSA may terminate the agreement (and thereby their support for the Plan) under certain limited circumstances, including, among other things: (i) in the case of the Company and the Consenting Noteholders, the failure to meet the Milestones; (ii) the occurrence of certain breaches of the RSA; (iii) the mutual agreement of the parties; and (iv) in the case of the Company, if the board of directors, members, or managers, as applicable, of the Company reasonably determines in good faith and based upon advice of outside legal counsel that performance under the RSA would be inconsistent with its applicable fiduciary duties.

Consummation. Consummation of the restructuring contemplated by the RSA is subject to approval of the Plan by the Bankruptcy Court and other conditions. Accordingly, no assurance can be given that the transactions described therein will be consummated.

Summary of Material Terms. The following is a summary of the material terms of the restructuring that are set forth in the Plan:

•
The capital structure of the reorganized Debtor upon the Plan Effective Date will consist of the new common stock to be issued by the reorganized Debtor on the Plan Effective Date (the “New Common Stock”), distributed to (a) the holders of Unsecured Notes Claims; and (b) the holders of Existing Equity Interests, and resulting in pro forma ownership percentages of (x) 92.94% of the New Common Stock held by the holders of Unsecured Notes Claims; and (y) 7.06% of the New Common Stock held by holders of Existing Equity Interests; in each case, subject to dilution by the (i) New Warrants, (ii) the MIP Awards, and (iii) the Post-Effective Date Equity Awards.
•
Promptly following the Plan Effective Date, the New Board will approve and implement the Management Incentive Plan (the “MIP”). The RSU Awards and the ESO Grants will be granted subject to approval by the New Board, with the allocation of such grants to be determined in good faith by the New Board in consultation with the reorganized company’s chief executive officer.

•
The reorganized company reserves the right to register the New Warrants with the U.S. Securities and Exchange Commission ("SEC") by filing a Registration Statement on Form S-1 in its discretion if it determines that doing so would be necessary or desirable in connection with the trading of such securities. As contemplated, the New Warrants will have the following key terms:
o
Number: The New Warrants will be for the purchase of an aggregate of 1,808,243 shares of New Common Stock, equal to the number of presently existing outstanding shares of common stock of the Company;
o
Exercise Price: The New Warrants will have an exercise price of $12.19 per share;
o
Expiration: The New Warrants will expire on the 5th anniversary of the Plan Effective Date;
o
Anti-Dilution Protections: The New Warrants will contain customary anti-dilution protection for stock splits, stock dividends, and similar events but will not have Black-Scholes protections; and
o
Transferability: The New Warrants will be freely transferable, subject to applicable securities laws.

Under the Plan, certain classes of claims will receive upon consummation the following treatment:

•
Holders of Other Priority Claims, Secured Claims, General Unsecured Claims, and 510(b) Claims will be unimpaired.
•
Each holder of Claims under the Unsecured Notes Indenture (the “Unsecured Notes Claims”) will receive, except to the extent that such holder agrees in writing to less favorable treatment, on the Effective Date, its pro rata share of 92.94% of the New Common Stock (subject to dilution by (i) the New Warrants, (ii) the MIP Awards, and (iii) the Post-Effective Date Equity Awards).
•
Each holder of any Equity Security or other ownership interest in the Debtor as in existence immediately before the Plan Effective Date, but excluding any Existing Equity Awards (the “Existing Equity Interests”), will receive, except to the extent that such holder agrees in writing to less favorable treatment, on the Effective Date, (i) its pro rata share of 7.06% of the New Common Stock (subject to dilution by (a) the New Warrants, (b) the MIP Awards, and (c) the Post-Effective Date Equity Awards) and (ii) the right to receive New Warrants in an amount equal to its pro rata share of Existing Equity Interests.
•
Except to the extent the holder of any options or restricted stock units representing rights to purchase or acquire any Equity Securities of the Debtor as in existence immediately before the Plan Effective Date (the “Existing Equity Awards,” and together with the Existing Equity Interests, the “Equity Interests”) agrees in writing to less favorable treatment, on the Effective Date, all Existing Equity Awards will be converted into new awards (the “Post-Effective Date Equity Awards”) exchangeable into New Common Stock on the same terms and conditions, and for the same number of units, applicable to the Existing Equity Awards in respect of the Existing Equity Interests, as of immediately prior to the Plan Effective Date.

In connection with the restructuring, trade creditors and all other general unsecured creditors are expected to be unimpaired.

The foregoing summary of the RSA, including the Plan, does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the RSA, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 2.04. Triggering Events that Accelerate or Increase a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement.

The filing of the anticipated Prepackaged Chapter 11 Case described in Item 1.01 above will trigger an event of default, resulting in the immediate acceleration of the Company's obligations to pay principal and interest under the Indenture, dated June 18, 2021, between the Company and U.S. Bank National Association, acting as trustee (the “Indenture”).

The Indenture provides that, as a result of the filing such as the anticipated Prepackaged Chapter 11 Case, the principal, premium, if any, accrued and unpaid interest and any other monetary obligations due thereunder will be immediately due and payable.

However, any enforcement of such payment obligations will be stayed as a result of the filing of the Prepackaged Chapter 11 Case and subject to the applicable provisions of the Bankruptcy Code. The Plan contemplates the termination of the Indenture.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider Trading Arrangements and Policies

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

3.1	Amended and Restated Certificate of Incorporation of Vroom, Inc.	10-Q	001-39315	3.1	August 13, 2020

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Vroom, Inc., dated February 13, 2024.	8-K	001-39315	3.1	February 14, 2024

3.3	Amended and Restated Bylaws of Vroom, Inc.	10-Q	001-39315	3.2	August 13, 2020

4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1/A	333-238482	4.1	June 1, 2020

4.2	Indenture, dated as of June 18, 2021, between Vroom, Inc. and U.S. Bank National Association, as trustee	8-K	001-39315	4.1	June 21, 2021

4.3	Form of Global Note representing the 0.750% Convertible Senior Notes due 2026 (included in Exhibit 4.2)	8-K	001-39315	4.2	June 21, 2021

4.4	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

10.1	Restructuring Support Agreement, dated November 12, 2024					X

10.2	Separation and Consulting Agreement, dated as of July 23, 2024, between Patricia Moran and Vroom, Inc.	10-Q	001-39315	10.4	August 8, 2024

10.3	Employment Letter, dated as of July 23, 2024, between Anna-Lisa Corrales and Vroom, Inc.	10-Q	001-39315	10.5	August 8, 2024

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: November 12, 2024	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: November 12, 2024	By:	/s/ Agnieszka Zakowicz
Agnieszka Zakowicz
Chief Financial Officer
(principal financial officer and principal accounting officer)