Form 10-K
period 2024-12-31
Vroom, Inc.
filed 2025-03-11
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-39315

VROOM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	901112566
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4700 Mercantile Dr.

Fort Worth, TX 76137

(Address of principal executive offices) (Zip code)

(518) 535-9125

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	VRM	Nasdaq Global Market

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 28, 2024, the aggregate market value of the common stock of the registrant held by non-affiliates was $15.6 million based on the closing price of the common stock on The Nasdaq Global Select Market of the Nasdaq Stock Market LLC on such date.

As of March 7, 2025, 5,163,109 shares of the registrants’ common stock were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes   ☐ No

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding general economic and market conditions, including the impact of tariffs, the impact of the Prepackaged Chapter 11 Case (as defined herein), our ability to continue as a going concern, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, including our Value Maximization Plan (as defined herein) and the ongoing activities of and potential growth of our UACC and CarStory businesses, our Long-Term Strategic Plan (as defined herein), including our base, growth, and aggressive growth models, our ability to maintain compliance with the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) or any other national securities exchange, the amendment and renewal of the Warehouse Credit Facilities (as defined herein), the retention of key employees, and the timing of any of the foregoing are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•
we recently emerged from the Prepackaged Chapter 11 Case, which could adversely affect our business and relationships, and subject us to risks and uncertainties;
•
our emergence from the Prepackaged Chapter 11 Case and its impact has consumed and may continue to consume a substantial portion of time and attention of our management;
•
there are risks associated with the discontinuance of our ecommerce operations and wind-down of our used vehicle dealership business;
•
our Long-Term Strategic Plan may not be successful, and may not lead to growth and enhanced profitability for our UACC or CarStory businesses;
•
we may not generate sufficient liquidity to operate our business;
•
general business and economic conditions and risks related to the larger automotive ecosystem, including consumer demand;
•
we have a history of losses and we may not achieve or maintain profitability in the future;
•
our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition, and results of operations and impair our ability to satisfy our debt obligations;
•
the geographic concentration of UACC's borrowers or dealerships creates an exposure to local and regional downturns or severe weather or catastrophic occurrences that may materially and adversely affect our business, financial condition and results of operations;
•
we may be unable to satisfy a Nasdaq listing rule or that of another national securities exchange;
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
•
UACC is currently experiencing increasing credit losses in interests it holds in automotive finance receivables, and its credit scoring systems may not effectively forecast its automotive receivables loss rates. Higher than anticipated credit losses or prepayments or the inability to effectively forecast loss rates may negatively impact our operating results;
•
if UACC loses servicing rights on its automobile contracts, our results of operations would be negatively impacted;

•
if we or our third-party providers sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences;
•
we operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations, and failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition and results of operations;
•
we are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations; and
•
our actual operating results may differ significantly from our guidance.

PART I

Item 1. Business

Overview

Vroom, Inc., which was incorporated under the laws of the State of Delaware in 2012, is a holding company that conducts its operations through its subsidiaries. Vroom, Inc. completed its initial public offering (“IPO”) in June 2020. On November 13, 2024, Vroom, Inc. entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) and commenced a voluntary proceeding (the “Prepackaged Chapter 11 Case”) under Chapter 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended from time to time (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the name In re Vroom, Inc., Case No. 24-90571 (CML). On January 8, 2025, the Bankruptcy Court entered an order (a) approving the disclosure statement of Vroom, Inc. (the "Debtor"), (b) confirming the Prepackaged Plan of Reorganization of Vroom, Inc. under Chapter 11 of the Bankruptcy Code (the “Plan”), and (c) granting related relief (the “Confirmation Order”). On January 14, 2025, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective. The Company emerged from the Prepackaged Chapter 11 Case on January 14, 2025.

On December 2, 2024, the Company’s common stock was suspended from trading on the Nasdaq Global Select Market as a result of our Prepackaged Chapter 11 Case. On February 20, 2025, our common stock was relisted and began trading on the Nasdaq Global Market under the ticker symbol “VRM”. Vroom is exploring the potential listing of its warrants (as described herein) on a national stock exchange.

Unless the context otherwise requires, references herein to “Vroom”, the "Company”, “we”, “us” or “our” refer to Vroom and its consolidated subsidiaries.

Our Company

The Company owns and operates United Auto Credit Corporation (“UACC”), a leading automotive finance company that offers vehicle financing to consumers through third-party dealers under the UACC brand, and CarStory, LLC (“CarStory”), an AI-powered analytics and digital services platform for automotive retail. The UACC and CarStory businesses continue to serve their third-party customers, with their operations substantially unaffected by the Ecommerce Wind-Down (as defined herein).

The Company previously operated an end-to-end ecommerce platform to buy and sell used vehicles. On January 22, 2024, the Company announced that its Board of Directors (“Board”) had approved a value maximization plan, pursuant to which the Company wound down its used vehicle dealership business in order to preserve liquidity and enable the Company to maximize stakeholder value through its remaining businesses (the “Value Maximization Plan”). The Company ceased transacting through vroom.com, completed transactions for customers who had previously contracted with the Company to purchase or sell a vehicle, halted purchases of additional vehicles, sold its used vehicle inventory through wholesale channels, paid off its vehicle floorplan financing facility dated November 4, 2022 with Ally Bank and Ally Financial Inc. (the “2022 Vehicle Floorplan Facility”), and conducted a reduction-in-force commensurate with the reduced operations. As of March 29, 2024, the Company substantially completed the wind-down of its ecommerce operations and used vehicle dealership business (the “Ecommerce Wind-Down”). As part of the Ecommerce Wind-Down, Vroom has ended all sales and marketing activities for its used vehicle operations.

On November 13, 2024, Vroom Inc. filed the Prepackaged Chapter 11 Case seeking to, among other things, restructure its then outstanding $290 million of unsecured convertible notes due in 2026 (“Notes”) through a comprehensive transaction outlined in the RSA. The Bankruptcy Court approved the Plan on January 8, 2025, and the Company emerged from the Prepackaged Chapter 11 Case on January 14, 2025. Under the Plan, approximately $290 million in debt was discharged and all previously issued and outstanding equity interests in the Company were cancelled and extinguished. The Company issued an aggregate of approximately (i) 5,163,109 shares of new common stock and (ii) 364,516 shares of warrants in accordance with the terms of the Plan and certain other agreements. Neither UACC nor CarStory were party to the Company’s Prepackaged Chapter 11 Case. Vroom, Inc. no longer has material long-term debt, but UACC will continue to be obligated to debt that is related to asset-backed securitizations and their trust preferred securities. The Company is focused on executing its Long-Term Strategic Plan (described below) following the restructuring.

UACC

UACC, which Vroom acquired in February 2022, is an indirect lender that offers vehicle financing under the UACC brand to consumers through third-party dealers, focusing primarily on the non-prime market. Prior to Vroom’s Ecommerce Wind-Down, UACC also offered vehicle financing to Vroom Automotive’s customers through its ecommerce platform. Tom Shortt, the Company’s Chief Executive Officer, serves as UACC’s President and Chief Executive Officer, Jon Sandison, the Company’s VP, Investor Relations and FP&A, serves as UACC’s Chief Financial Officer, and Stefano Balistreri serves as UACC's Chief Risk Officer.

UACC, which has been engaged in automotive finance since 1996, currently offers financing services to a nationwide network of thousands of manufacturer-franchised and independent motor vehicle dealers in 49 states, and we seek to expand that network over time. As of December 31, 2024, UACC serviced a portfolio of approximately 78,000 retail installment sales contracts with an aggregate principal outstanding balance of $1.0 billion.

Sales and Marketing

As an indirect lender, UACC’s marketing efforts are focused on selling to independent auto dealerships, rather than consumers. UACC utilizes a combination of internal and field area sales managers to both solicit and enroll new dealerships, and to market its financing programs and products to existing dealership partners. Prior to establishing a business relationship with an automobile dealership, UACC completes a review of the dealership’s operations, inventory, facilities, performance, and owner’s credit history. UACC’s sales managers serve as the primary liaison with the dealerships. Sales managers focus their efforts on educating dealership personnel on UACC's lending programs and how to combine specific consumer characteristics, collateral and deal structures to increase the probability of approval under UACC’s underwriting guidelines. The UACC sales manager serves as a consultant for the dealership to enable and encourage positive dealer loan performance while providing an enhanced consumer experience. While UACC primarily services independent used auto dealerships, we plan to expand our offering to be more competitive with manufacturer-franchised dealers.

UACC establishes relationships with dealers utilizing both external and internal sales representatives. External sales representatives live and operate in their local market, with the ability to personally visit dealerships. Internal sales representatives work either remotely or in one of the three hubs (located in Newport Beach, California; Fort Worth, Texas; and Buffalo, New York) and may interface with dealerships outside of their physical location. Both internal and external sales representatives enroll dealers, explain UACC’s programs, and offer support throughout the enrollment, application and funding processes. As part of the enrollment process, a new dealer is required to enter into a dealer agreement with UACC that defines the parties’ respective rights and obligations. Under the applicable dealer agreement, the dealer assigns the consumer contracts to UACC, which assumes the responsibility of administering, servicing and collecting the amounts due from the customer to UACC. The dealer agrees that it will (i) only assign consumer contracts to UACC that meet the criteria established by UACC, and (ii) repurchase any consumer contracts that do not meet such criteria or for other reasons outlined in the dealer agreement. For example, UACC's dealer agreement typically requires the selling dealership to buy back a motor vehicle retail installment contract if the consumer fails to timely make the first scheduled payment.

Throughout the lifetime of a dealer partnership, UACC closely monitors dealer loan performance across a number of metrics, along with utilizing data from both internal and external sources. These can include, but are not limited to, dealer loan return on assets, loss to liquidation, customer delinquencies, dealership volumes, and fraudulent deals or documentation. These metrics are used to calculate a dealer grade, which impacts the pricing and availability of consumer loans for a dealer. Dealers have access to their scorecard, displaying their grade and performance trends so that they may take steps to improve, where applicable. At its discretion, UACC may suspend or terminate its relationship with any dealership.

Lending Programs

UACC enables dealers to finance their customers’ purchases of new and used automobiles, medium- and light-duty trucks, and vans with competitive financing terms. Historically, the credit programs offered by UACC were primarily designed to serve consumers who have limited access to traditional motor vehicle financing. UACC is in the early stages of indirectly offering more competitive vehicle financing services to consumers with slightly higher, or “near-prime,” credit scores compared to its historical customer base.

UACC primarily offers four distinct programs, with varying credit, pricing and stipulation parameters, depending on eligibility:

•
Preferred Program: the standard program for most non-prime applicants. Due to the expected high default risk of this consumer base, compensating risk factors are heavily leveraged: ability-to-pay requirements, asset quality, cash down payments, number of open vehicle loans, restricted term lengths, and limited amount financed;
•
Bankruptcy Program: applicants with open bankruptcies and applicants with discharged bankruptcy within one year of application (subject to other qualifications);
•
Commercial Program: Non-passenger vehicles with gross vehicle weight rating of 14,500 lbs. or less (subject to other qualifications); and
•
Near Prime Program: applicants with a minimum FICO of 600 and additional credit history requirements.

Due to the uniqueness of the programs as well as credit and asset quality of the customer and collateral respectively, limits for advance, loan term, stipulations, and pricing fluctuate to balance varying risk factors.

Originations

UACC’s underwriting process begins when UACC accepts a consumer credit application from one of its approved dealerships. Upon receipt, required information is entered into UACC's underwriting system for review and disposition by UACC’s automated underwriting decision engine in accordance with UACC’s established underwriting guidelines. Any exceptions to the guidelines are reviewed in accordance with our policies and procedures. Because UACC serves consumers who are typically unable to meet the credit standards imposed by most traditional motor vehicle financing sources, it may charge higher interest rates than most traditional motor vehicle financing sources.

UACC verifies the accuracy of information submitted through credit applications and retail installment sales contracts. Verifications are assigned based on risk modeling within each program and completed via a combination of first-party verifications and third-party data sources. Verifications may include customer identity, proof of residence, verification of employment, proof of income, collateral/vehicle valuation, verification of insurance, proof of trade, and other stipulated requirements resulting from risk factors inherent within each credit application. Credit analysts conduct customer interviews for some applications based on risk modeling. Customer interviews are used to verify customer identity and to resolve any questions that may arise during the verification process.

Funding

UACC utilizes a predominantly paperless process for the review and purchase of the resulting retail installment sales contracts. Following underwriting approval of a credit application, each dealer delivers a completed motor vehicle retail installment sales contract and other required documentation to UACC. The majority of contracts and other required documentation is uploaded to UACC’s online dealer portal (“UACC Dealer Portal”) and available for immediate review by funding staff. Some required documentation is mailed via courier or US Postal Service, and these packages are scanned, indexed and available promptly for review by the funding department.

Upon receipt of contract documentation, a UACC funding analyst will check to ensure that all required documentation has been received and has been fully and properly completed. In order to validate the risk assessment completed at the time of underwriting, the funding analyst will then complete verification of information provided by the applicant in conjunction with information from third-party data providers. In the event of missing documentation or the discovery of inaccurate information, the funding analyst will initiate corrective action as appropriate.

Ancillary Products

UACC finances the purchase of ancillary products that provide potential protection to consumers during their ownership experience. As of December 31, 2024, UACC finances the purchase of Vehicle Service Contracts ("VSCs") and Guaranteed Asset Protection ("GAP").

VSCs provide protection for consumers by paying for the cost of certain covered mechanical-related issues with the vehicle. UACC works with third-party administrators to underwrite and administer the program and service claims. The retail price of the VSC is included in the total amount financed and is itemized on the retail installment contract. Dealers earn a commission on the sale of each VSC, though each VSC is cancellable by the customer through its term. UACC earns a fee on the sale of each VSC and earns income from the finance charges earned from the additional amounts financed through the life of the financing. At the time of funding, UACC pays premiums to administrators on each VSC financed. UACC may also receive a share of profits from the third-party administrators based on the performance of the portfolio of VSCs financed.

GAP helps protect customers’ vehicle purchases in instances in which the customer’s vehicle experiences a total loss due to damage or theft and the outstanding amount owed exceeds the settlement amount covered by the customer’s insurance policy. UACC sells, administers and services our own GAP product. The retail price of the GAP is included in the total amount financed and is itemized on the retail installment contract. Dealers earn a commission on the sale of each GAP product, though each GAP is cancellable by the customer through the life of financing. UACC earns income from the finance charges earned from the additional amounts financed through the life of the loan.

Servicing

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

Because UACC has historically focused on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. UACC segments consumer accounts for collection activity based on the stage of delinquency. Outbound collection efforts utilize a combination of manual (human) and automated (digital) campaigns. Automated campaigns include outbound telephone dialer campaigns, e-mail campaigns, text messaging campaigns, and push notifications via the UACC native mobile app. When customers encounter temporary disruptions in employment or otherwise experience temporary disruptions in their ability to make payments, collection representatives may offer solutions to assist customers in navigating these life events. Extensions and due date changes are solutions that may be offered to address temporary disruptions.

UACC uses a network of national and regional third-party suppliers to recover vehicles assigned for repossession. Upon recovery, some customers demonstrate a sufficient level of commitment to reinstate their account. UACC liquidates repossessed inventory through a network of third-party auto auctions. UACC utilizes the CarStory Real Market Price (defined below) as a reference for evaluating price floors for vehicle sales. Following the sale of a repossessed vehicle, the net sale proceeds are applied to the remaining balance of the contract. Any balance remaining after application of the net sale proceeds is recorded as a loss or charged-off. Charged-off UACC accounts are transferred to UACC’s recovery department for additional collections work to recover the charged-off balance.

Securitizations

To fund UACC’s automotive finance operations, eligible retail installment sales contracts that UACC originates or purchases are pledged to lenders under warehouse credit facilities and typically sold to third-party investors via private securitization transactions targeted to institutional investors and other financial institutions. In such securitization transactions, UACC conveys a pool of retail installment sales contracts to a special purpose vehicle ("SPV"), typically a trust, which, in turn, issues one or more classes of securities backed by such pool of retail installment sales contracts. While the SPVs are included in our consolidated financial statements, they are separate legal entities, and the assets held by any particular SPV are legally owned by them and are not available to our creditors, the creditors of UACC or creditors of our other SPVs. Payments to securitization investors are primarily made from cash flows on the related pool of retail installment sales contracts. Such payments are not made by Vroom or UACC (except for certain repurchases as described below) and are not based on Vroom or UACC’s creditworthiness.

UACC continues to service each pool of retail installment sales contracts in accordance with its customary servicing practices and procedures. In such capacity UACC collects payments on retail installment sales contracts that are in turn transferred to an independent third-party trustee for further distribution to the applicable investors. UACC also prepares a monthly servicer’s certificate that tracks the performance of each pool of retail installment sales contracts, including collections, distributions, delinquencies, and losses on such retail installment sales contracts.

Each retail installment sales contract contributed to an SPV must satisfy certain selection criteria based on factors such as location of the obligor, contract term, payment schedule, interest rate, and whether the contracts are active and in good standing (for instance, when the obligor is not more than 30-days delinquent on monthly payment or bankrupt). UACC does not make any representations or warranties regarding the future performance of the retail installment sales contracts. Upon the breach of one of these representations or warranties (subject to any applicable cure period) that materially and adversely affects the investors' interest, UACC is obligated to repurchase the affected retail installment sales contract from the SPV.

In exchange for the transfer of retail installment sales contracts to the SPV, UACC receives the cash proceeds from the sale of the securities. Since 2012, UACC has completed 16 securitization transactions with over $3 billion in issued securities.

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

Credit applications may be sent simultaneously to multiple lenders for consideration. As a result, UACC competes with other financing sources on the basis of the approved structure, minimum customer requirements and stipulations, types of vehicles financed, dealer fees, dealer incentives, levels of service, and distribution (accessibility to UACC’s program via credit application technology platforms). We believe that we can obtain from our dealership network sufficient automobile contracts for purchase at attractive prices by consistently applying reasonable underwriting criteria and making timely purchases of qualifying automobile contracts; however, there can be no assurance that we will be able to do so.

Seasonality

The used vehicle industry typically experiences an increase in sales early in the calendar year and reaches its highest point late in the first quarter and early in the second quarter. Vehicle sales then level off through the rest of the year, with the lowest level of sales in the fourth quarter. This seasonality has historically corresponded with the timing of income tax refunds. Consistent with market trends, UACC generally experiences increased funding activity during the first quarter through tax season. Delinquencies also tend to be lower during the first quarter through tax season and higher during the latter half of the year. See “Risk Factors—Risks Related to Our Financial Condition and Results of Operations—We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business.”

CarStory

CarStory offers AI-powered analytics and digital services to dealers, automotive financial services companies and others in the automotive industry, which use CarStory’s solutions to enhance their customer experience and drive increased vehicle purchases.

Leveraging computer vision and AI, CarStory has curated a comprehensive used vehicle information database, including over 245 million vehicle identification numbers ("VINs"), 183 million window stickers, 3.9 billion vehicle photos and 370 million sales cycles, along with price and price elasticity models. CarStory receives data for over three and a half million unique VINs listed for sale every day, resulting in CarStory having data for an estimated 90% of U.S. consumer vehicles. This data is aggregated with demand insights from millions of consumer sessions and data from CarStory’s proprietary VIN database to generate more accurate vehicle valuations.

CarStory helps dealers optimize their pricing by leveraging data science models for retail pricing that provide predictive pricing for marketing, buying, selling and VIN-level features. Unlike simple averages, we believe CarStory’s patented neural-net algorithm can provide a highly accurate market price (the “CarStory Real Market Price”) for vehicle valuations. We believe that the CarStory Real Market Price accounts for factors that averages often miss, such as local market dynamics and dealer performance.

In addition to its data analytics and AI-based pricing solutions, CarStory creates and powers digital experiences for end consumers, including automotive marketplaces, vehicle market reports, and trade-in and appraisal products. CarStory's digital experiences are designed with user behavior data to engage consumers and drive more consumers to vehicle purchase decisions.

The automotive data and service business is large and very competitive. CarStory competes with a number of companies in the automotive industry, including valuation services, VIN data providers, website marketplaces, inventory aggregators, and retail e-commerce platforms. Some of these companies are significantly larger with well-established sales and marketing teams. We compete with other companies to attract customers to our marketplace and dealers to our digital solutions. Since being acquired by Vroom, CarStory has conducted limited marketing activities and focused on serving its existing customers and continuing to develop its used vehicle database and data science models for retail pricing.

Long-Term Strategic Plan

Since the announcement of the Value Maximization Plan in January 2024, we have been focused on building a long-term strategic plan (“Long-Term Strategic Plan”) leveraging our remaining assets to improve the profitability of the business and achieve three key objectives:

•
Achieve pre-COVID Cumulative Net Losses (“CNL”) or lower;
•
Grow origination with pre-COVID CNL or lower; and
•
Lower operating costs.

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
•
Build operational excellence in originations: Enhance systemic capabilities and decisioning for a more efficient process. Integrate Vroom patent-pending AI agent into UACC’s funding process to reduce costs, improve accuracy, and reduce fraud. Build a pre-verification automated engine to improve dealer service, improve credit quality and increase capture rates.
•
Build operational excellence in servicing: Utilize data science, advanced analytics and technology to enable an improved approach to servicing effectiveness. Utilize the native consumer mobile app, which was launched in September 2024, to improve customer engagement and communication and target more on-time payments.

As part of our Long-Term Strategic Plan, we developed three indicative models: (1) the Base model; (2) the Growth model; and (3) the Aggressive Growth model. Each model is intended to successively build on the potential success of the prior model. The success and timing of the execution of the three key objectives and four strategic initiatives determine which model we will pursue over time.

The Base model achieves CNL, origination cost per funded contract and servicing cost per account at pre-COVID levels in order to return the UACC business to profitability. We also may leverage the CarStory Real Market Price for vehicle valuations in underwriting and servicing as well as continue to integrate existing Vroom and CarStory technology into our UACC Dealer Portal.

If we are successful in achieving these milestones, we will pursue the Growth model, which shares the same targets as the Base model. Additionally, we would look to expand our Near-Prime Program to about 10% of our origination mix and begin to grow in the manufacturer-franchised dealer market. We would expect this migration up the credit spectrum to allow us to reduce our servicing cost per account and allow us to add new features and functions to our UACC Dealer Portal.

Finally, if we are progressing well on the objectives of our Growth model, we would pursue our Aggressive Growth model. This indicative model would aim to expand our Near-Prime Program to approximately 20% of our origination mix, further reduce our cost per serviced account, and feature further expansion into the franchise dealer market.

Human Capital Management

As of December 31, 2024, the Company employed a total of 710 employees across its operations, of which 704 were full time. None of our employees is represented by a labor union. The Company maintains positive employee relations and has not experienced any operational disruptions due to labor disputes.

Beginning in January 2024, the Company implemented significant workforce reductions in order to reduce costs and streamline the business. As part of the Ecommerce Wind-Down, Vroom Automotive, LLC implemented a reduction in force affecting 774 workers, impacting approximately 90% of its workforce. UACC underwent multiple reductions during 2024, primarily in Servicing, Technology, Accounting and HR departments.

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

As of the date of this Annual Report on Form 10-K, CarStory has 32 issued or allowed U.S. patents with expirations through 2039 and eight pending U.S. patent applications, and Vroom has one pending nonprovisional patent. We own 28 registrations for trademarks in the United States owned by Vroom, Vast (CarStory's parent entity) and UACC, collectively, with renewal deadlines through 2034, including Vroom®, V & Design®, Get In®, Sell Us Your Car®, VroomProtect®, CarStory®, Vast® and United Auto Credit®; and we hold 87 registered trademarks in Australia, Brazil, China, Colombia, Chile, Argentina, the European Union, the United Kingdom, Japan, Singapore, Mexico, Canada, South Korea and Peru, including for the Vroom® trademark with renewal deadlines through 2035 and we also have pending trademark applications in the U.S. and certain foreign jurisdictions. We continually review our branding strategies and technology development efforts to assess the existence, registrability, and patentability of new intellectual property. We will work to preserve the value of our Vroom® intellectual property rights where appropriate following the Ecommerce Wind-Down.

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

UACC’s financing operations are also subject to U.S. federal, state, and local laws and regulations regarding contract origination, acquiring motor vehicle installment sales contracts from retail sellers, furnishing data to credit reporting agencies, servicing, debt collection practices, and securitization transactions. In addition, UACC is subject to supervision and examination by the Consumer Financial Protection Bureau (“CFPB”), a federal agency created by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The CFPB has rulemaking, supervisory and enforcement authority over UACC and is specifically authorized, among other things, to take actions to prevent companies from engaging in “unfair, deceptive or abusive” acts or practices in connection with consumer financial products and services, and to issue rules requiring enhanced disclosures for consumer financial products or services. The CFPB also has authority to interpret, enforce and issue regulations implementing enumerated consumer laws, including certain laws that apply to UACC. The Dodd-Frank Act and regulations promulgated thereunder may affect UACC’s cost of doing business, may limit or expand its permissible activities, may affect the competitive balance within UACC’s industry and market areas, and could have a material adverse effect on UACC.

In addition to the CFPB, other state and federal agencies have the ability to regulate aspects of our business. For example, the Dodd-Frank Act provides a mechanism for state Attorneys General to investigate UACC. In addition, the Federal Trade Commission has jurisdiction to investigate aspects of our business. From time to time, we are subject to investigations by state and federal regulators. We expect that regulatory investigations by both state and federal agencies will continue, and there can be no assurance that the results of such investigations will not have a material adverse effect on UACC.

Vroom’s prior ecommerce business, including the advertising, sale, purchase, financing and transportation of used vehicles, was regulated by every state in which we previously operated our ecommerce business, and by the U.S. federal government. The titling and registration of vehicles and the sale of value-added products also are regulated by state laws, and such laws can vary significantly from state to state. In addition, our ecommerce business was subject to regulations and laws specifically governing the internet and ecommerce and the collection, storage, use and other processing of personal information and other customer data. Further, our ecommerce business was subject to current and future laws regarding the use of, training, testing, oversight and accuracy of AI. Additionally, we are subject to industry-specific regulations and intellectual property laws regarding proprietary data, including motor vehicle records. The federal governmental agencies that have regulated our ecommerce business and have the authority to enforce such regulations and laws against us include agencies such as the U.S. Federal Trade Commission, the U.S. Department of Transportation, the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice and the U.S. Federal Communications Commission. Additionally, our ecommerce business was subject to regulation by individual state dealer licensing authorities, state consumer protection agencies and state financial regulatory agencies. From time to time, our ecommerce business was subject to audits, requests for information, investigations and other inquiries from our regulators related to customer complaints. We previously held automotive dealer licenses and motor vehicle sales finance licenses or retail installment seller licenses in multiple states. As a result of the Ecommerce Wind-Down, we have terminated nearly all such licenses.

In addition to the laws and regulations described above, our facilities and business operations are subject to laws and regulations relating to environmental protection, occupational health and safety, and other broadly applicable business regulations. We also are subject to evolving laws and regulations involving artificial intelligence, taxes, tariffs, privacy and data security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information-reporting requirements, unencumbered internet access to our platform, the design and operation of websites and internet neutrality. We also are subject to laws and regulations affecting public companies, including securities laws and national securities exchange listing rules.

New and changing laws, regulations, executive orders, other governmental actions, and changing enforcement priorities, including due changing presidential administrations, may also create uncertainty about how laws and regulations will be interpreted and applied. Legal and regulatory changes and other actions that materially adversely affect our business may be announced with little or no advance notice we may not be able to effectively mitigate all adverse impacts from such measures. Differing interpretations of such legal obligations can expose us to significant fines, government investigations, litigation and reputational harm. If we are found to have violated laws, regulations, or executive orders, it could materially adversely affect our business, reputation, results of operations and financial condition.

Refer to the section titled “Risk Factors” for a discussion of the various risks we face from regulation and compliance matters.

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

Risks Related to Our Emergence from Bankruptcy

We recently emerged from the Prepackaged Chapter 11 Case, which could adversely affect our business and relationships, and subject us to risks and uncertainties.

As previously disclosed, on November 13, 2024, Vroom, Inc. (in the context of the Prepackaged Chapter 11 Case, the “Debtor”) commenced a voluntary proceeding (the “Prepackaged Chapter 11 Case”) under Chapter 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended from time to time (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the name In re Vroom, Inc., Case No. 24-90571 (CML). On January 8, 2025, the Bankruptcy Court entered an order (a) approving the Debtor’s disclosure statement, (b) confirming the Prepackaged Plan of Reorganization of Vroom, Inc. under Chapter 11 of the Bankruptcy Code (the “Plan”), and (c) granting related relief (the “Confirmation Order”).

On January 14, 2025, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective. We emerged from the Prepackaged Chapter 11 Case on January 14, 2025.

Even though we have emerged from bankruptcy, our Prepackaged Chapter 11 Case could have a material adverse effect on our business, financial condition, results of operations and liquidity. For example, it could adversely affect our business and relationships with customers, vendors, contractors, employees or suppliers including the following:

•
our ability to attract, motivate, and/or retain management and key personnel may be adversely affected;
•
our employees may be more easily attracted to other employment opportunities;
•
competitors may take business away from us, and our ability to retain customers may be negatively impacted; and
•
third parties may not be willing to do business with us at all or on acceptable terms.

Furthermore, we may not realize any or all of the intended benefits of the Prepackaged Chapter 11 Case, the benefits may not be on the terms or in the manner we expect, and the costs incurred may exceed the intended benefits. The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation and we cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future. Additionally, other risks we face, as described in this Annual Report on Form 10-K, may be exacerbated by the impacts of our emergence from bankruptcy.

As a result of the Prepackaged Chapter 11 Case, our historical financial information will not be indicative of our future performance.

Following our emergence from bankruptcy proceedings, our capital structure was significantly altered. As a result, we do not believe our historical financial performance is indicative of our future financial performance. In addition, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements. Upon emergence, we also adopted fresh start accounting under ASC-852, in which case our assets and liabilities are recorded at fair value as of the fresh start reporting date, which differs materially from the recorded values of assets and liabilities on our historical consolidated balance sheets. Our financial results after the application of fresh start accounting may be different from historical trends. This will make it difficult for shareholders to assess our performance in relation to prior periods.

The Prepackaged Chapter 11 Case, our emergence from it, and its impact has consumed and may continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may experience increased levels of employee attrition.

Management has spent a significant amount of time and effort focusing on the Prepackaged Chapter 11 Case and our emergence from it, and our management will be required to spend a significant amount of time and effort to refocus on our business operations. Our new capital structure and its known and unknown consequences may also require our management’s time and attention. This diversion of attention has affected, and may continue to materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations.

Furthermore, even though we have emerged from the Prepackaged Chapter 11 Case, we may experience employee attrition, and our employees may face uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition, liquidity and results of operations. In addition, our vendors and employees may have lost or may lose confidence in our ability to operate our reorganized business successfully.

Risks Related to Our Financial Condition, Results of Operations, Liquidity and Indebtedness

There are risks associated with the discontinuance of our ecommerce operations and wind-down of our used vehicle dealership business.

On January 22, 2024, we announced the Value Maximization Plan, pursuant to which we discontinued our ecommerce operations and wound down our used vehicle dealership business in order to preserve cash and maximize stakeholder value through our remaining businesses (the "Ecommerce Wind-Down"). As a result, we have incurred costs including severance costs, inventory liquidation costs, contract and lease termination costs and non-cash asset impairments. We incurred total cash charges of approximately $15.8 million for severance and other personnel-related costs, and approximately $13.9 million in contract and lease termination costs in relation to the Value Maximization Plan. We may incur additional charges in connection with the Vroom Ecommerce Wind-Down.

The purpose of the Value Maximization Plan was to wind-down our ecommerce operations, which were not profitable and had significant cash burn, in order to preserve cash and enable us to maximize stakeholder value through our remaining businesses, UACC and CarStory. As of December 31, 2024, we had cash and cash equivalents of approximately $29.3 million. Given our Ecommerce Wind-Down expenses, including employee severance costs, our ongoing operating expenses and recent losses at UACC, there can be no assurance that we will succeed in achieving profitability and creating meaningful stakeholder value.

Additionally, the Ecommerce Wind-Down involves further risks, including:

•
the ongoing cost of retaining (as was realized in connection with the payment of retention bonuses during the year ended December 31, 2024) and, in some cases, the inability to retain qualified personnel necessary to achieve our goals for UACC and CarStory;
•
potential disruption of the operations of the rest of our businesses and diversion of management’s attention from such businesses and operations;
•
exposure to unknown, contingent or other liabilities, including litigation arising in connection with the Ecommerce Wind-Down;
•
negative impact on our business relationships, including but not limited to potential relationships with our customers, suppliers, vendors, licensees and employees; and
•
unintended negative consequences from changes to our business.

If any of these or other factors impair our ability to successfully implement the Value Maximization Plan, we may not realize its intended benefits and we may not be able to realize other business opportunities as we may be required to spend additional time and incur additional expense relating to the Value Maximization Plan that otherwise would be used on the development, expansion and profitability of our other businesses, any of which could adversely impact our business, operational results, financial position and cash flows.

We may not generate sufficient liquidity to operate our business.

As of December 31, 2024, we had cash and cash equivalents of $29.3 million and restricted cash of $49.0 million and continue to meet our obligations to customers, vendors, counterparties and employees in the ordinary course of business.

We expect to use our cash and cash equivalents to finance our future capital requirements and UACC’s senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) to fund our finance receivables. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall higher interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity. The Warehouse Credit Facilities were not impacted by the Prepackaged Chapter 11 Case and remain outstanding. If we are unable to maintain the Warehouse Credit Facilities that expire on varying dates in 2025 absent renewal, on favorable terms or at all, or if they are terminated or expire and are not renewed or we are unable to find a satisfactory replacement, we may be unable to fund our finance receivables, and our business, operational results, financial position and cash flows would be materially adversely affected.

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

Our revenue growth may be adversely affected by factors including our inability to maintain, grow and develop the UACC and CarStory businesses; weakness in the automotive retail industry generally; general economic conditions, including as a result of tariffs, high interest rates and inflation; global pandemics and other public health emergencies; and increasing competition. Our historical revenue growth is not indicative of our future performance, particularly given the Ecommerce Wind-Down. We have not invested in growing CarStory's customer base since Vroom acquired CarStory, resulting in CarStory's revenue being concentrated in a small number of customers. If we are unable to maintain, grow and develop the UACC and CarStory businesses and generate sufficient revenue and achieve profitability, our business, financial condition and results of operations will be materially and adversely affected. Additionally, our cash needs may increase in the future as we focus on growing and developing the UACC and CarStory businesses.

Our future capital requirements will depend on many factors, including the impacts of our emergence from the Prepackaged Chapter 11 Case, our ability to realize the benefits of the Long-Term Strategic Plan, available advance rates on and the amendment and renewal of the Warehouse Credit Facilities, the ability to meet (or continue to meet, as the case may be) the requirements of Nasdaq for listing on the Nasdaq Stock Market LLC or any other exchange, the ability to complete additional securitization transactions on terms favorable to us, future credit losses, the ability to obtain the necessary financing to meet obligations and repay liabilities arising from business operations when they come due, the ability to generate and maintain sufficient cash, and the ability to generate profitable operations in the future. There can be no assurance that our liquidity will be sufficient to achieve the objectives of our Long-Term Strategic Plan, grow and develop UACC and CarStory, operate our business, or comply with the terms of our indebtedness. See "—UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business" and “—Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could materially adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.”

We have a history of losses and we may not achieve or maintain profitability in the future.

Vroom has not been profitable since its inception in 2012 and had an accumulated deficit of approximately $2,125.8 million as of December 31, 2024. We incurred net losses of $165.1 million and $364.6 million for the years ended December 31, 2024 and 2023, respectively, which includes $26.9 million and $279.5 million, respectively, related to net loss from discontinued operations. We may continue to incur significant losses in the future for a number of reasons, including increased losses on UACC's portfolio, our inability to maintain, grow and maximize the value of the

UACC and CarStory businesses; weakness in the automotive retail industry generally; general economic conditions, including as a result of tariffs, high interest rates, inflation and unemployment; global pandemics and other public health emergencies; and increasing competition, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays in achieving the goals of our Long-Term Strategic Plan.

While we have significantly reduced our operating expenses as part of our Value Maximization Plan, we expect to continue incurring operating expenses as we invest in the UACC and CarStory businesses, including investments in technology development for those businesses. In addition, we incurred significant expenses in connection with the Prepackaged Chapter 11 Case and our emergence from bankruptcy, and anticipate continued legal, accounting, administrative and other expenses as a public company. As a result of these expenditures, we will have to generate and sustain revenue sufficient to offset our operating expenses in order to achieve and maintain profitability.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.

As of December 31, 2024, UACC had $353.4 million of securitization debt funded by cashflows on receivables within the securitization trusts and $359.9 million in outstanding borrowings related to the Warehouse Credit Facilities. Following emergence from the Prepackaged Chapter 11 Case on January 14, 2025, we do not hold any long-term debt at the Vroom, Inc. level. Our UACC indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We recognized an impairment charge related to long-lived assets. If our amortizable intangible assets or remaining long-lived assets become impaired in the future, we would incur additional impairment charges, which would negatively affect our operating results.

We recognized impairment charges of $5.2 million related to long-lived assets during the year ended December 31, 2024. If our amortizable intangible assets or remaining long-lived assets become impaired in the future, we would incur additional impairment charges, which would negatively affect our results of operations. There is significant judgment required in the analysis of a potential impairment of identified intangible assets and other long-lived assets. Impairment may result from, among other things, significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. See Notes 7 and 12 to the Company’s Consolidated Financial Statements.

We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business.

We expect our quarterly results of operations, including our yield, net spreads, risk-adjusted margins, credit losses and cash flow to vary significantly in the future based in part on vehicle-buying patterns and macroeconomic conditions. Vehicle sales historically have exhibited seasonality, with an increase in sales early in the year that reaches its highest point late in the first quarter and early in the second quarter, which then levels off through the rest of the year with the lowest level of sales in the fourth quarter. This seasonality historically corresponds with the timing of income tax refunds, which can provide a primary source of funds for customers’ payments on used vehicle purchases. Consistent with market trends, UACC generally experiences increased funding activity during the first quarter through tax season. Delinquencies also tend to be lower during the first quarter through tax season and higher during the latter half of the year.

Other factors that may cause our quarterly results to fluctuate include, without limitation:

•
the progress of our Long-Term Strategic Plan;
•
our liquidity and ability to raise capital through equity or debt financings;
•
our ability to complete securitization transactions on favorable terms;
•
our future credit losses;
•
increases in vehicle prices;
•
changes in the competitive dynamics of our industry;
•
the regulatory environment;
•
macroeconomic conditions, including as a result of tariffs, interest rates, inflation, unemployment and underemployment rates, vehicle supply and demand and labor costs;
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

Changes in demographics and population, local and regional downturns or severe weather conditions and other catastrophic occurrences in any of the states where UACC has a high concentration of borrowers or dealership partners could result in payment delays and increased risk of losses and could materially and adversely affect our revenues and results of operations. During the year ended December 31, 2024, 41.03% of UACC's originations were located in UACC's three largest states (measured by aggregate financed amount). While we believe that we have a diverse geographic presence, we expect that these three states will continue to generate significant amounts of our loans due to economic, demographic, regulatory, competitive and other conditions in these states. Adverse developments in these states could lead to reduced demand for automotive financing, and could materially adversely affect our financial condition and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain, integrate, adequately compensate, and attract qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to retain, develop, motivate and attract highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to retain and attract them. In particular, we are highly dependent on the services of our leadership team to the development of our business, future vision, and strategic direction, including as we realign our business in accordance with the Long-Term Strategic Plan. During the year ended December 31, 2024, we had a number of transitions occur on our senior leadership team, including with respect to our Chief Financial Officer and Chief Legal Officer roles. Additionally, as a result of the Value Maximization Plan, our business relies more heavily on the performance of UACC and CarStory, and therefore on the key personnel from those subsidiaries. Our future performance will depend, in part, on the successful transition of these positions and any other key management positions that may experience turnover in the future. We heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business and helps us to efficiently execute our business, including with respect to strategic initiatives such as our Long-Term Strategic Plan and our emergence from bankruptcy. If members of our senior management team, including our executive leadership, become unavailable, including due to personal circumstances or if they become ill, or if we are otherwise unable to retain them, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, or if we are unable to retain key employees in a cost-effective manner or at all, then our business and future growth prospects could be harmed.

In addition, we issue equity awards to certain of our employees as part of our hiring and retention efforts, and job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Our employees’ inability to sell their shares in the public market at times and/or at prices desired may lead to a larger than normal turnover rate. Historically, the market value of our common stock has declined significantly. Additionally, our common stock was suspended from trading on the Nasdaq Global Select Market as a result of our Prepackaged Chapter 11 Case. On February 20, 2025, our newly issued common stock was relisted for trading on the Nasdaq Global Market. If the actual or perceived value of our common stock does not recover, or if we are not able to list or remain listed on a national securities exchange, it may adversely affect our ability to hire or retain employees. See “—We may be unable to satisfy a Nasdaq listing rule or that of another national securities exchange.”

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

Furthermore, in light of the reduction in headcount as part of our Value Maximization Plan and the impact of the Prepackaged Chapter 11 Case and our emergence from bankruptcy, we may find it difficult to maintain valuable aspects of our culture, to prevent a negative effect on employee morale or attrition beyond our planned reduction in headcount, and to attract competent personnel who are willing to embrace our culture in the future. Our executive officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. We may not be able to retain the services of any members of our senior management or other key employees, particularly in light of the Ecommerce Wind-Down. If we do not succeed in retaining and motivating existing employees or attracting well-qualified employees in the future, our business, financial condition and results of operations could be materially and adversely affected.

We are, and may in the future be, subject to legal proceedings in the ordinary course of our business. If the outcomes of these proceedings are adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition and results of operations. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings or by other entities. These claims could be asserted under a variety of laws, including but not limited to consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including but not limited to suspension or revocation of licenses to conduct business. For example, a consolidated class action is pending in the U.S. District Court for the Southern District of New York asserting claims on behalf of a putative class of Company stockholders against us, certain of our officers, and certain of our directors, among others, alleging violations of the federal securities laws. We also are a party to certain stockholder derivative suits in which the Company is named as a nominal defendant in suits that various individual stockholders seek to bring on behalf of the Company against certain of our current and former directors and officers. These suits are pending in the U.S. District Court for the Southern District of New York and the U.S. District Court for the District of Delaware and are based on the same general course of conduct alleged in the consolidated securities class action. We believe these lawsuits are without merit and intend to vigorously contest these claims. Further, the Company expects that the claims asserted in all six of the above derivative suits will be dismissed because the claims were released by the January 8, 2025 order of the U.S. Bankruptcy Court for the Southern District of Texas confirming the Company's plan of reorganization.

In January 2022, the Company received a non-public civil investigative demand from the Federal Trade Commission (“FTC”), seeking the production of information related to certain of the Company's business practices and the Company responded to those information requests. On February 23, 2024, the FTC notified the Company that it has reason to believe that the Company violated Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a); the FTC's Mail, Internet, or Telephone Order Merchandise Rule, 16 C.F.R. Part 435; the FTC’s Used Motor Vehicle Trade Regulation Rule,16 C.F.R. Part 455; and the FTC’s Pre-Sale Availability Rule, 16 C.F.R. Part 702. On May 6, 2024, Vroom, Inc., Vroom Automotive, LLC and the FTC reached an agreement to resolve the FTC’s allegations without any admission of wrongdoing by either Vroom entity, subject to final approval by the FTC and the court. Under the agreement, the Company agreed to pay a total of $1 million in customer redress and abide permanently by an injunction. The FTC issued its final approval of the agreement on July 2, 2024, and a mutually agreed upon order reflecting the agreement was entered by the Court on July 10, 2024. The case is captioned Federal Trade Commission v. Vroom, Inc. et al., Case No. 4:24-cv-02496.

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

It is not possible to predict with certainty what, if any, future litigation we may become involved in, nor the final resolution of such litigation. The impact of any such litigation on our businesses and financial stability, however, could be material.

See Part I, Item 3. “Legal Proceedings” for more information about these matters and the other legal proceedings to which we are subject.

Risks Related to the UACC Business

UACC may be unable to sell automotive finance receivables and generate gains on sales of those finance receivables, which could harm our business, results of operations, and financial condition.

UACC provides indirect financing by drawing on its Warehouse Credit Facilities to purchase retail installment sales contracts from automotive dealers and pledging eligible finance receivables as collateral, then typically selling the receivables related to the retail installment sales contracts. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity. In addition, UACC has entered into arrangements to sell automotive finance receivables that it purchases, through securitizations, and we expect UACC to enter into additional securitizations in the future, subject to market conditions. If UACC is not able to sell receivables under these current or future arrangements for a variety of reasons, including increased credit losses or because it has reached its capacity under the arrangements, its financing partners exercise termination rights before it reaches capacity, general economic or credit market conditions, market disruption or it reaches the scheduled expiration date of the commitment, and it is not able to enter into new arrangements on similar terms, it may not have adequate liquidity and our business, financial condition and results of operations may be adversely affected. For example, as a result of market conditions at the time, which led to unfavorable pricing, we retained the non-investment grade securities and residual interests in UACC's 2023-1 securitization, requiring that the transaction remain on balance sheet pending the sale of the additional retained interests. Although we subsequently sold the non-investment grade securities, we continue to hold the residual interests. There can be no assurance that these residual interests will be sold and off-balance sheet treatment will be achieved in the future for this transaction. Furthermore, if we are unable to sell the residual interests, we could be subject to credit risk and be forced to incur unexpected asset write-offs and bad-debt expense. In addition, as a result of high interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC has been experiencing higher loss severity. Waiver of monthly servicing fees also results in reduced servicing income. Any future waivers of monthly servicing fees on other prior off-balance sheet securitization transactions could result in consolidation of such transactions. Such future consolidations could increase our indebtedness and may have a material adverse effect on our results of operations, financial condition and liquidity.

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

There can be no assurance that UACC will be able to complete additional securitizations in the future, particularly if the securitization markets become constrained. In addition, the value of any securities that UACC may retain in its securitizations, including securities retained to comply with applicable risk retention rules, might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions, the financial markets or credit performance. For example, on March 1, 2024, UACC's BB-rated securities from the 2022-2 securitization transaction were downgraded by one ratings agency to a CCC rating. On September 19, 2024, these same securities were subsequently downgraded to a CC rating. UACC's other rated securities may also be downgraded or put on negative credit watch. In addition, as a result of higher interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher portfolio losses. The increased losses could lead to reduced servicing income if UACC elects to waive monthly servicing fees going forward as it did in the first quarter of 2023 on the 2022-2 securitization transaction. The waiver of monthly servicing fees on the 2022-2 securitization transaction resulted in consolidation of the related finance receivables and securitization debt on Vroom’s financial statements. If it is not possible or economical for UACC to securitize its automotive finance receivables in the future, it would need to seek alternative financing to support its operations and to meet its existing debt obligations, which may be less efficient and more expensive than raising capital via securitizations and may have a material adverse effect on our results of operations, financial condition, and liquidity.

UACC is currently experiencing increasing credit losses in interests it holds in automotive finance receivables and its credit scoring systems may not effectively forecast its automotive receivables loss rates. Higher than anticipated credit losses or prepayments or the inability to effectively forecast loss rates may negatively impact our operating results.

UACC specializes in the purchase and servicing of contracts to finance vehicle purchases primarily by non-prime customers, including those who have limited credit history, past credit problems, or low income. Such contracts generally have a higher risk of non-performance, and may result in higher delinquencies and higher losses than contracts with customers who have higher credit ratings. UACC is currently experiencing increasing credit losses on its finance receivables, which has negatively impacted the fair value of our financial receivables and increased the losses recognized during 2023 and 2024. Increasing credit losses negatively impacted our business during 2023 and 2024 and we expect these credit losses to continue to negatively impact our business during 2025. Due to the Ecommerce Wind-Down, UACC has become our largest business and our results of operations and financial condition are increasingly vulnerable to adverse developments in UACC's business.

Until UACC sells automotive finance receivables, and to the extent it retains interests in those receivables after it sells them, whether pursuant to securitization transactions or otherwise, UACC is exposed to the risk that certain customers will be unable or unwilling to repay their retail installment sales contracts according to their terms and that the vehicle collateral securing the payment of those retail installment sales contracts may not be sufficient to ensure full repayment. Additionally, higher energy prices (including the price of gasoline) and other consumer prices, unstable real estate values, reset of adjustable-rate mortgages to higher interest rates, geopolitical tensions around the world, interest rate increases, regional bank failures, inflation the impact of tariffs, and other factors can affect consumer confidence and disposable income. While credit losses are inherent in the automotive finance receivables market, these conditions can increase loss frequency and severity, decrease consumer demand for motor vehicles and weaken collateral values on certain types of motor vehicles in any period of extended economic slowdown or recession and could have a material adverse effect on our results of operations and financial condition. UACC's origination mix is mostly comprised of non-prime borrowers, and the actual rates of delinquencies, defaults, repossessions and losses on its receivables are higher and more volatile than those experienced in the general motor vehicle finance industry and may be adversely affected to a greater extent during an economic downturn. In addition, caps on interest rates by individual states may limit UACC's ability to offset rising interest rates against automotive financing rates it offers to dealers.

UACC makes various assumptions and judgments about the automotive finance receivables it originates or purchases and may establish a valuation allowance and value beneficial ownership interests based on a number of factors. Although management may establish a valuation allowance and value beneficial ownership interests based on analysis it believes is appropriate, this may not be adequate, particularly in periods of increased industry-wide vehicle depreciation rates. For example, if economic conditions were to deteriorate unexpectedly, additional credit losses not incorporated in the existing valuation may occur. Several variables have affected UACC’s recent loss and delinquency rates, including general economic conditions and market interest rates, and such variables are likely to differ in the future. In particular, given the impact the COVID-19 pandemic had on the economy and individuals, including the associated stimulus programs, historical loss and delinquency expectations may not accurately predict the performance of UACC's receivables and impact its ability to effectively forecast loss rates. Losses in excess of expectations could have a material adverse effect on our results of operations and financial condition. Further, the rate of prepayments cannot be predicted and may be influenced by a variety of factors, including changes in the economic and social conditions of our borrowers.

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

UACC is dependent upon establishing and maintaining relationships with a large number of manufacturer-franchised and independent motor vehicle dealers to supply it with automobile contracts. During the years ended December 31, 2020 through 2024, no single dealer accounted for 1% or more of the automobile contracts UACC purchased, other than Vroom, through our former ecommerce business. The agreements UACC has with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet UACC’s underwriting criteria could result in reductions in its revenues or the cash flows available to it, and, therefore, could have an adverse effect on UACC's and our results of operations.

As of January 2024, when we commenced the Ecommerce Wind-Down, automobile contracts originated from Vroom customers or purchased from Vroom represented approximately 29.7% of UACC's total serviced loan portfolio. If UACC is unable to replace the volume of automobile contracts it previously originated through Vroom's ecommerce business, our business, financial condition, and operating results could be materially adversely affected.

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

UACC uses debt financing to maintain and grow its business. UACC relies on borrowings under senior secured warehouse credit facilities to finance the origination of finance receivables as well as to provide funding for general operating activities. The terms of those facilities generally mature within two years and we typically renew those facilities in the ordinary course. UACC currently has four Warehouse Credit Facilities, all of which have terms expiring between July 2025 and June 2026. See Note 10, Warehouse Credit Facilities and Consolidated VIEs, to the Condensed Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and "UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business." We have commenced discussions with our lenders under the Warehouse Credit Facilities regarding amended facilities that would extend the terms beyond the current expiration dates and have finalized a renewal agreement with one such lender. Failure to secure sufficient warehouse borrowing capacity beyond the expiration of the remaining facilities in 2025 would have a material adverse effect on our ability to finance UACC’s lending operations and our results of operations and liquidity. We cannot guarantee that the Warehouse Credit Facilities will continue to be available beyond their current maturity dates, on acceptable terms, or at all, or that UACC will be able to obtain additional financing on acceptable terms or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the losses incurred in UACC's loan portfolio, UACC’s financial position, its results of operations, and the capacity for additional borrowing under its existing financing arrangements. If UACC’s various financing alternatives were to become limited or unavailable, it may be unable to maintain or grow origination volume at the level that we anticipate and our financial condition and results of operations would be materially adversely affected.

Risks Related to Cybersecurity and Privacy

An actual or perceived failure to maintain the security of personal information and other customer data that we collect, store, process, and use could harm our business, financial condition and results of operations.

We and certain of our third-party providers collect, maintain and process data about current and prospective customers, employees, business partners and others, including personally identifiable information, as well as proprietary information belonging to our business such as trade secrets (collectively, "Confidential Information"). We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, "IT Systems"). We own and manage some of these IT Systems but also rely on third parties that are not directly under our control to manage certain areas of these operations. For example, we rely on encryption, storage, and processing technology developed by third parties to securely transmit, operate on and store such information. Successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operation and financial results. Due to the volume and sensitivity of the personal information and data we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our information systems are critical. Any failure or perceived failure by us or by third parties who access our IT Systems and/or Confidential Information to maintain the security of personal and other data that is provided to us by customers, employees and vendors could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could adversely affect our business, financial condition, and results of operations. While we employ a number of security measures designed to protect the security of our IT Systems and Confidential Information, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, and of third parties we rely on will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.

Additionally, concerns about our practices with regard to the collection, use or disclosure of personal information or other privacy-related matters, even if unfounded, could harm our business, financial condition and results of operations. We are subject to numerous federal, state and local laws, regulations and industry standards regarding privacy, cybersecurity and the collection, use, disclosure and other processing of personal information and other data. The scope and interpretation of these laws continue to evolve and may be inconsistent across jurisdictions. New laws also may be enacted. See "—Failure to comply with federal, state and local laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, as well as our actual or perceived failure to protect such information could harm our reputation and could adversely affect our business, financial condition and results of operations." Further, we are subject to contractual requirements and others’ privacy policies that govern how we use and protect personal information and other data. These obligations may be interpreted and applied inconsistently and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies or obligations may result in regulatory investigations, governmental enforcement actions, litigation (such as class actions), fines or penalties or negative publicity that could have an adverse effect on our business. If our third-party service providers violate applicable laws, contractual obligations or our policies, then such violations also may put consumer, employee and vendor information at risk and could, in turn, harm our reputation, business and operating results.

If we or our third-party providers sustain cyber-attacks or other privacy or data security incidents that result in security breaches, we could suffer a loss of sales and increased costs, exposure to significant liability, reputational harm and other negative consequences.

Threat actors are increasingly sophisticated and can operate large-scale complex automated attacks using tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. Similar to most IT systems and companies, we face a consistent threat from cyber-attacks, viruses, malicious software, physical break-ins, theft, ransomware, phishing, social engineering, unintentional employee error or malfeasance, system availability, and other security breaches including malicious code embedded in open-source software, misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services that could compromise the confidentiality, integrity and availability of our IT Systems and Confidential Information. Further, third-party hosts or service providers are also a source of security concerns as it relates to failures of their own security systems and infrastructure. Our technology infrastructure may be subject to increased risk of slowdown or interruption as a result of integration with third-party services, including cloud services, and/or failures by such third parties, which are beyond our control. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges. The costs to eliminate or address evolving security threats and vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service and loss of existing or potential suppliers or players, any of which could lead to negative reputational impacts. Although we have insurance coverage for losses associated with cyber-attacks, as with all insurance policies, there are coverage exclusions and limitations, and our coverage may not be sufficient to cover all possible claims, and we may still suffer losses that could have a material adverse effect on our business, including reputational damage. Further, we cannot guarantee that applicable insurance will be available to us in the future on economically reasonable terms or at all.

We also could be negatively impacted by existing and proposed U.S. laws and regulations, and government policies and practices related to cybersecurity, data privacy, and data localization. In the event that we or our service providers are unable to prevent, detect, and remediate the foregoing security threats and risks, our operations could be disrupted or we could incur financial, legal or reputational losses arising from misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in our IT Systems and Confidential Information.

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

There are numerous federal, state and local laws and regulations regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data, the scope of which are constantly changing, subject to differing interpretations, and which may be costly to comply with, inconsistent between jurisdictions or conflicting with other rules. We are also subject to specific contractual requirements contained in third-party agreements governing our use and protection of personal information and other data. We are subject to the terms of our privacy policies and the privacy- and security-related obligations to third parties. We strive to comply with applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Additionally, new regulations could be enacted with which we are not familiar. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, our privacy-related legal obligations or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other customer data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause customers, vendors and third-party business partners to lose trust in us, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put customers’, vendors’ or receivables-purchasers’ information at risk and could in turn harm our business, financial condition and results of operations.

Moreover, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet may be or become applicable to our business, such as the Federal Communications Act, the Federal Wiretap Act, the Electronic Communications Privacy Act, the Telephone Consumer Protection Act (the “TCPA”), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act.

We use telephone calls and send short message service (“SMS”) text messages to customers. The actual or perceived improper sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the TCPA. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. In particular, the TCPA imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our outreach practices are not adequate or violate applicable law. This may in the future result in civil claims against us. Claims that we have violated the TCPA could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements.

We may send marketing messages via email, subjecting us to the CAN-SPAM Act. The CAN-SPAM Act imposes certain obligations regarding the content of emails and providing opt-outs (with the corresponding requirement to honor such opt-outs promptly). While we strive to ensure that all of our marketing communications comply with the requirements set forth in the CAN-SPAM Act, any violations could result in the Federal Trade Commission seeking civil penalties against us.

We expect that industry standards, laws and regulations will continue to develop regarding privacy, data protection, information security and artificial intelligence in many jurisdictions. In recent years, certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the California Consumer Privacy Act (“CCPA”) requires businesses that process personal information of California residents to, among other things: provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt-out of certain disclosures of their personal information; and enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates a patchwork of overlapping but different state laws. Similar laws have been proposed in many other states and at the federal level as well. Complying with these evolving obligations is costly. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States may increase our compliance costs and legal liability.

Even though we believe we and our vendors are generally in compliance with applicable laws, rules and regulations relating to privacy and data security, these laws are in some cases relatively new and the interpretation and application of these laws are uncertain. A significant data breach or any failure, or perceived failure, by us to comply with any federal, state or local privacy or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other penalties or liabilities or require us to change our operations and/or cease using certain data sets. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement or payment companies about the incident and may need to provide some form of remedy, such as refunds, for the individuals affected by the incident. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

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

In addition, the automotive data and service business is large and very competitive. CarStory competes with a number of companies in the automotive industry, including valuation services, VIN data providers, website marketplaces, inventory aggregators, and retail e-commerce platforms. Some of these companies are significantly larger with well-established sales and marketing teams. We compete with other companies to attract customers to our marketplace and dealers to our digital solutions. If we are unable to grow CarStory's marketplace and customer base, our results of operations, cash flows, and financial condition may be adversely affected.

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

Purchases of new and used vehicles are typically discretionary for consumers and have been, and may continue to be, affected by negative trends in the economy and other factors, including inflation and fluctuating interest rates, the impact of tariffs (as described further below), the cost of energy and gasoline, the availability and cost of consumer credit, reductions in consumer confidence and fears of recession, stock market volatility, increases or changes in regulation and unemployment levels. The current inflationary environment has led to both overall price increases and pronounced price increases in certain sectors, including gasoline prices. Moreover, the Federal Reserve’s efforts to tame inflation have led to, and may continue to lead to, increased interest rates, which affects automotive finance rates, making vehicle financing more costly and less accessible to many consumers. Additionally, increased environmental regulation has made, and may in the future make, used vehicles more expensive and less desirable for consumers.

Our business may be impacted by the imposition of tariffs and other trade barriers, which may make it more costly for automobile manufacturers and sellers to export and import vehicles and raw materials, and increase the price consumers in the U.S. pay for vehicles. In recent years, the U.S. government has renegotiated or terminated certain existing bilateral or multi-lateral trade agreements. In addition, the new Presidential administration recently announced (and in some cases, partially delayed or rescinded) new tariffs on imports to the United States from various countries, including those from the European Union, Japan, China, Canada and Mexico, and some countries have announced plans to impose retaliatory tariffs. Such significant tariffs on imports could have a major impact on the United States automotive industry, which depends heavily on cross border trade. Should tariffs be implemented and sustained for an extended period of time, they would have a significant adverse effect, including financial, on the automotive industry. Further, any additional tariffs in the United States or retaliatory tariffs imposed by other governments would exacerbate the impact, as could the uncertainty regarding whether tariffs will be implemented or sustained. Steps taken by governments to implement tariffs on raw materials (including steel), automobiles, parts, and other products and materials have the potential to disrupt existing supply chains and impose additional costs on businesses in the automotive industry in the United States and globally. While negotiations regarding tariffs are ongoing, if the resulting environment of retaliatory trade or other practices of additional trade restrictions or barriers increase automobile prices in the U.S., this could lead to decreased consumer demand for automobiles, and in turn, decreased demand for motor vehicle contracts financed through UACC, which would negatively impact our results of operations, cash flows, and financial condition.

Risks Related to Laws and Regulations

We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws and regulations and executive orders. Failure to comply with these laws, regulations and executive orders could have a material adverse effect on our business, financial condition and results of operations.

Our businesses are and will continue to be subject to extensive U.S. federal, state and local laws and regulations and executive orders. The financing of motor vehicles is regulated by every state in which we operate and by the U.S. federal government. Our prior ecommerce business, including the advertising and sale of used vehicles, titling and registration of vehicles, and the sale of value-added products, also was regulated by state laws, and such state laws can vary significantly from state to state. In addition, we are subject to regulations and laws specifically governing the internet and ecommerce and the collection, storage and use of personal information and other customer data. We are also subject to federal and state consumer protection laws, including prohibitions against unfair or deceptive acts or practices. The federal governmental agencies that regulate our business and have the authority to enforce such regulations and laws against us include agencies such as the U.S. Federal Trade Commission ("FTC"), the U.S. Consumer Financial Protection Bureau ("CFPB"), the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice and the U.S. Federal Communications Commission ("FCC"). Additionally, we are subject to regulation by state consumer protection agencies and state financial regulatory agencies.

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

In relation to our prior ecommerce business, we have been licensed as a dealer in the states of Texas, Florida, Arizona, California, Ohio and Wisconsin. We also have a motor vehicle sales finance license in Texas in connection with our Texas dealer license, a retail installment seller license in Florida in connection with our Florida dealer license, a retail installment seller license in Pennsylvania, and filed the required notice in Arizona in connection with our Arizona dealer license. As a result of the Ecommerce Wind-Down, we are terminating the foregoing licenses once all transactions, including title and registration transactions on behalf of our customers, are completed in the relevant jurisdiction.

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

In addition to these laws and regulations that apply specifically to the sale and financing of used vehicles, our facilities and business operations are subject to laws and regulations and executive orders relating to environmental protection, occupational health and safety, and other broadly applicable legal obligations. We also are subject to laws and regulations and executive orders involving taxes, tariffs, privacy and data security, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, unencumbered internet access to our platform, the design and operation of websites and internet neutrality.

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

The foregoing description of laws and regulations and other legal obligations to which we are or may be subject is not exhaustive, and the regulatory framework governing our operations is subject to evolving interpretations and continuous change. The enactment of new laws, regulations and executive orders, the interpretation of existing or new laws and regulations and executive orders in unpredictable or unfavorable ways, and changing enforcement priorities may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, decreased revenues, and increased expenses.

Government regulation of the internet is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business, financial condition and results of operations.

We are subject to general business regulations and laws and executive orders, as well as those specifically governing the internet and ecommerce. Existing and future regulations and laws and executive orders could impede the growth of the internet, ecommerce or mobile commerce. These regulations and laws and executive orders may involve taxes, tariffs, privacy and data security, artificial intelligence, anti-spam, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, information reporting requirements, the design and operation of websites and internet neutrality. Since January 2025, President Trump has signed numerous executive orders, including some revoking executive orders and actions from the previous administration. It is not clear how existing and changing laws governing issues such as property ownership, sales and other taxes and consumer privacy apply to the internet as the vast majority of these laws were adopted prior to the advent of the internet and do not contemplate or address the unique issues raised by the internet or ecommerce. It is possible that general business regulations and laws and executive orders, or those specifically governing the internet or ecommerce, may be interpreted and applied in a manner that is inconsistent from one market segment to another and may conflict with other rules or our practices. For example, federal, state and local regulation regarding privacy, data protection and information security has become more significant, and these evolving regulations may increase our costs of compliance. We cannot be sure that our practices have complied, comply or will comply fully with all such laws and regulations. The enactment of new laws and regulations and executive orders, and their interpretation, or the interpretation of existing laws and regulations in an unfavorable way may affect the operation of our business, directly or indirectly, which could result in substantial regulatory compliance costs, civil or criminal penalties, including fines, adverse publicity, decreased revenues and increased expenses.

Risks Related to Our Use of Data and Technology

Our success in utilizing the CarStory Real Market Price is dependent on our ability to offer accurate and competitive pricing for vehicles.

We provide suggested offer pricing to our dealer partners as part of the CarStory platform using data science and proprietary algorithms based on a number of factors, including mechanical soundness, consumer desirability, vehicle history, market prices and relative value as prospective inventory. We also may leverage the CarStory Real Market Price for vehicle valuations in UACC's underwriting and servicing. If we are unable to provide accurate and competitive pricing through the CarStory Real Market Price, our revenue, gross margins and results of operations would be affected, which could have an adverse effect on our business, financial condition and results of operations.

Our platform utilizes open-source software, and any defects or security vulnerabilities in the open-source software could negatively affect our business.

Our platform utilizes open-source software, and we expect to use open-source software in the future in connection with our platform. To the extent that our platform depends upon the successful operation of open-source software, any undetected errors or defects in this open-source software could prevent the deployment or impair the functionality of our platform, delay the introduction of new solutions, result in a failure of our platform, introduce cybersecurity vulnerabilities, and injure our reputation. For example, undetected errors or defects in open-source software could render it vulnerable to breaches or security attacks, and, in conjunction, make our systems more vulnerable to data breaches.

In addition, the terms of various open-source licenses have not been fully interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. Our utilization of some open-source licenses in conjunction with our proprietary software might require us to make the source code for our proprietary software publicly available at no cost or require us to make our source code publicly available for modifications or derivative works, including if our source code is based upon, incorporates, or was created using the open-source software. Although we monitor our use of open-source software to avoid subjecting our software to such requirements or other conditions we do not intend, we cannot assure you that our processes for controlling our use of open-source software will always be effective. Furthermore, we could be subject to third-party claims asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software, or otherwise seeking to enforce the terms of the applicable open-source license. Such claims could result in litigation and/or substantial costs to defend and resolve. In addition to risks related to open-source license requirements, usage of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties, support services, indemnification or other contractual provisions regarding the quality of the code or intellectual property infringement claims protections, nor controls on the origin of the software. Many of the risks associated with usage of open-source software cannot be eliminated and could materially and adversely affect our business, financial condition and results of operations.

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

UACC operates a data center at a colocation facility in California to support its operations. This data center is vulnerable to damage or interruption from fire, flood, power loss, telecommunications failures, terrorist attacks, acts of war, electronic and physical break-ins, computer viruses, ransomware, earthquakes and similar events. The occurrence of any of these events could render communications between our offices inoperable and our results of operations could be harmed. Problems faced by our third-party web-hosting providers, including AWS, could inhibit the functionality of our platform. For example, our third-party web-hosting providers could close their facilities without adequate notice or suffer interruptions in service caused by cyber-attacks, natural disasters or other phenomena. Disruption of their services could cause our website to be inoperable and could have a material adverse effect on our business, financial condition and results of operations. Any financial difficulties, up to and including bankruptcy, faced by our third-party web-hosting providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. In addition, if our third-party web-hosting providers are unable to keep up with our growing capacity needs, our business, financial condition and results of operations could be harmed.

Any errors, defects, disruptions, or other performance or reliability problems with our platform could interrupt our dealer's access to data that drives our originations, which could harm our business, and financial condition and results of operations.

Our CarStory business relies on artificial intelligence to facilitate the automotive retail experience. If our use of artificial intelligence results in inaccurate data, regulatory scrutiny, privacy concerns or is otherwise unsuccessful, it could adversely affect our business, results of operations, and financial condition.

We have made significant investments in artificial intelligence (“AI”) initiatives, including through our CarStory business and offerings. CarStory provides AI-powered analytics and digital services, including predictive market data, supporting the automotive industry. CarStory relies on AI, machine learning, automated decision making, data analytics and similar tools to analyze market trends, improve our services, provide insights to our customers and tailor our interactions with our customers (“AI Tools”). Certain of these AI Tools are proprietary to CarStory, and certain are third party AI Tools that CarStory has obtained a right to use from the applicable provider. Pursuant to our Value Maximization Plan, we are shifting focus in part to our CarStory business and expect to expand our use and offerings of our AI Tools. We intend to leverage our CarStory data and technology, including our AI Tools, to enhance operations at UACC.

As with many technological innovations, there are significant risks involved in developing, maintaining and utilizing AI Tools and no assurance can be provided that CarStory’s use of AI Tools will enhance our products or services, be commercially viable, or continue to be successful. If the models underlying our AI Tools are inadequately or incorrectly designed, improperly trained or used, or the data used to train them is incomplete, inadequate or biased in some way, our use of AI Tools may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, insufficient, do not match our business goals, do not comply with our policies or standards, adversely affect our financial condition, business and reputation. Further if we are deemed to not have sufficient rights to use such data to train our AI Tools, then we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in various U.S. courts against other developers of AI Tools, and which has an uncertain outcome.

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

The rapid evolution of AI will require the application of resources to develop, test, maintain and improve our products and services to help ensure that our AI Tools are, and remain, accurate and efficient. The continuous development, testing, maintenance and deployment of our AI Tools may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that may prevent our proprietary AI Tools from operating properly, which could adversely affect our business, customer relationships and reputation. See “—Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI could adversely affect our business, results of operations, and financial condition.”

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

Already, there are some existing legal regimes that regulate certain aspects of AI, and new laws regulating AI Tools have either entered into force in the United States and the EU in 2024 or are expected to enter into force in 2025. In the United States, there has already been significant change at the federal level regarding the regulation of AI technologies. The Trump administration has rescinded an executive order relating to the safe and secure development of AI that was previously implemented by the Biden administration. The Trump administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the president action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded Biden executive order. Thus, the Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI, or may implement new executive orders and/or rule making relating to AI in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Further, U.S. legislation related to AI has been introduced at the federal level and has passed at the state level. For example, California enacted seventeen new laws in 2024 that further regulate use of AI and provide consumers with additional protections around companies’ use of AI, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop, use, procure and commercialize AI in the future.

Any of the foregoing, together with developing guidance and/or decisions in this area, may affect our ability to use AI Tools, require additional compliance measures and changes to our operations and processes regarding AI Tools, prevent us from being able to utilize third party AI Tools, and result in increased compliance costs, and potential increases in the risk of civil claims against us. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI Tools, could adversely affect our brand, reputation, business, results of operations, and financial condition.

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Tools for our business, or require us to change the way we use AI Tools in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Tools. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Tools). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

Risks Related to Intellectual Property

Failure to adequately protect our intellectual property, technology and confidential information could harm our business, financial condition and results of operations.

The protection of intellectual property, technology and confidential information is crucial to the success of our businesses. Moreover, we will work to preserve the value of our Vroom® intellectual property rights where appropriate following the Ecommerce Wind-Down. We rely on a combination of trademark, trade secret, patent and copyright law, as well as contractual restrictions, to protect our intellectual property (including our brand, technology and confidential information). While it is our policy to protect and defend our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property will be adequate to prevent infringement, misappropriation, dilution or other violations of our intellectual property rights. We also cannot guarantee that others will not independently develop technology that has the same or similar functionality as our technology. Unauthorized parties may also attempt to copy or obtain and use our technology to develop competing solutions, and policing unauthorized use of our technology and intellectual property rights may be difficult and ineffective. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology. If our intellectual property rights are used or misappropriated by third parties, the value of our brand and intellectual property may be diminished and competitors may be able to more effectively mimic our products and methods of operations. Any of these events could materially adversely affect our business, financial condition or results of operations. Furthermore, we may face claims of infringement of third-party intellectual property that could interfere with our ability to market, promote and sell our brands, products and services. Any litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights, regardless of merit, could be costly, divert attention of management and may not ultimately be resolved in our favor. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property and may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations. Even if we were to prevail, the time and resources necessary to resolve such disputes could be costly, time-consuming and divert the attention of management from our business operations.

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

Risks Related to Ownership of Our Common Stock

Trading in our securities is highly speculative and poses substantial risks, and our securities were subject to dilution following effectiveness of the Plan.

In connection with the Prepackaged Chapter 11 Case and our emergence from bankruptcy, trade creditors and all other general unsecured creditors were unimpaired. Upon the Company’s emergence from the Prepackaged Chapter 11 Case, our former noteholders received, among other things, their pro rata share of 92.94% of the common stock in the reorganized company, and the holders of the existing common stock of the Company received their pro rata share of 7.06% of the common stock in the reorganized Company and their pro rata share of the new warrants exercisable upon the Company reaching certain benchmarks pursuant to the terms of the proposed new warrants. In addition, 15% of the our common stock outstanding as of immediately following the effectiveness of the Plan was reserved for issuance as awards under a post-restructuring management incentive plan consisting of 10% restricted stock units and 5% options. Issuances of common stock (or securities convertible into or exercisable for common stock) under the Plan, any equity awards or management incentive plan and any exercises of the warrants or conversion rights for shares of common stock diluted the voting power of the outstanding common stock, and may adversely affect the trading price of our common stock in the future.

Following our emergence from the Prepackaged Chapter 11 Case, a former holder of our previously issued Notes has the ability to significantly influence all matters submitted to stockholders of the reorganized company for approval.

A former holder of our previously issued Notes acquired a significant ownership interest in the common stock issued pursuant to the Plan. As of the date of this Annual Report, Mudrick Capital Management, L.P. and its affiliates (collectively, the “Significant Stockholder”) owned 76.5% of our outstanding common stock. The Significant Stockholder may be in a position to control the outcome of all actions requiring stockholder approval, including the election of directors, without the approval of other stockholders. This concentration of ownership could also facilitate or hinder a negotiated change of control of us and, consequently, have an impact upon the value of our common stock. The significant ownership stake allows the Significant Stockholder to appoint a majority of the board of directors, influencing the company's management and strategic direction. This could lead to changes in corporate governance practices, business strategies, and capital allocation policies that align with the interests of the Significant Stockholder. The concentrated ownership might also affect the liquidity of our common stock in the market, potentially impacting its trading price and volatility. The interests of the Significant Stockholder may not always align with those of other shareholders or us, potentially leading to conflicts in decision-making. Additionally, this ownership structure could either attract potential acquirers due to the ease of negotiating with a small group of major shareholders or deter them if the holders are not interested in selling their stakes. Notably, a single party alone holds sufficient voting power to control stockholder approval on most matters, potentially marginalizing minority shareholders.

Our common stock price may be volatile and the value of our common stock has declined since our initial public offering and may continue to decline regardless of our operating performance, and you may not be able to resell your shares at or above the price which you paid for them.

It is possible that an active trading market for shares of our common stock will not be sustained, which could make it difficult for you to sell your shares of common stock at an attractive price or at all. An inactive market may also impair our ability to raise capital by selling our common stock, and it may impair our ability to attract and motivate our employees through equity incentive awards and our ability to acquire other companies by using our common stock as consideration. In addition, the Company is exploring potential listing of the warrants on a national stock exchange. However, there is no guarantee that the Company will succeed in doing so or that, if it does, an active trading market for the warrants will develop.

Many factors, some of which are outside our control, may cause the market price of our common stock to fluctuate significantly, including those described in this “Risk Factors” section as well as the following:

•
the reorganization of our capital structure and related risks following our emergence from the Prepackaged Chapter 11 Case;
•
our operating and financial performance and prospects, including as a result of operational changes and initiatives resulting from the Value Maximization Plan and our emergence of bankruptcy;
•
the discontinuation of our ecommerce operations and wind-down of our used vehicle dealership business and our ability to reduce the related costs;
•
the listing status of our common stock on a national securities exchange;
•
our ability to grow and develop the UACC and CarStory businesses;
•
our liquidity and ability to raise or restructure our existing capital;
•
our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•
our guidance regarding future quarterly or annual earnings, and our financial results in relation to previously issued guidance;

•
our ability to achieve the benefits of any cost saving measures or of our bankruptcy;
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
•
changes in laws or regulations or executive orders which adversely affect our industry or us;
•
changes in accounting standards, policies, guidance, interpretations or principles;
•
changes in senior management or key personnel and the impact of reductions in our workforce;
•
issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•
changes in our dividend policy;
•
new, or adverse resolution of pending, litigation or other claims against us;
•
global political unrest and wars, including geopolitical conflicts and war, which could delay and disrupt our business, and if such political unrest further escalates or leads to disruptions in the financial markets or puts pressure on global supply chains, it could heighten many of the other risk factors included in the other risk factors included in this section;
•
the impacts of the inflationary environment in the United States and in other global economies, high or fluctuating interest rates, recessions or general economic downturns, and tariffs;
•
potential volatility in the banking industry; and
•
other changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from the federal government's ongoing negotiations regarding the federal debt limit, tariffs, natural disasters, climate change, terrorist attacks, global pandemics, and responses to such events.

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

We have experienced significant declines in the market price of our common stock, and it could continue to decline in the future, including as a result of the execution and implementation of our Value Maximization Plan or our emergence from bankruptcy as a result of the Prepackaged Chapter 11 Case. Accordingly, any trading in our common stock following our emergence from bankruptcy will be highly speculative and pose substantial risks to purchasers of our common stock.

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

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock, and would significantly dilute existing stockholders.

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. If we issue or sell additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decline. In addition, our issuance or sale of additional shares of common stock would significantly dilute the ownership interests of our existing common stockholders.

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

On January 14, 2025, we entered into a warrant agreement (the “Warrant Agreement”) with Equiniti Trust Company LLC, as warrant agent. In accordance with the Prepackaged Chapter 11 Case and pursuant to the Warrant Agreement, on January 14, 2025, the Company issued warrants to purchase an aggregate of 364,516 shares of the Company’s common stock at an exercise price of $60.95 per share, to our stockholders. Each warrant was immediately exercisable upon the issuance date and will expire five years from the issuance date.

We have filed registration statements on Form S-8 to register shares of our common stock issued or reserved for issuance under our equity incentive compensation plans. Subject to the satisfaction of vesting conditions, shares registered under these registration statements on Form S-8 became available for resale immediately in the public market without restriction.

We are unable to predict the timing of or the effect that such sales may have on the prevailing market price of our common stock, which in turn may impact our continued listing on Nasdaq. See “—We may be unable to satisfy a Nasdaq listing rule or that of another national securities exchange”.

We may be unable to satisfy a Nasdaq listing rule or that of another national securities exchange.

On November 21, 2024, in connection with our commencement of the Prepackaged Chapter 11 Case, we received written notice from Nasdaq notifying us that Nasdaq had determined to delist the Company’s common stock. On November 28, 2024, we appealed that decision and requested a hearing before a Nasdaq Hearing Panel to appeal Nasdaq’s delisting determination. During the pendency of our appeal, on December 2, 2024, our common stock was suspended from trading on Nasdaq and was quoted on an over-the-counter market. Following the Company’s emergence from the Prepackaged Chapter 11 Case on January 14, 2025, all previously issued and outstanding equity interests in Vroom were cancelled and extinguished, all trading of our common stock ceased on the over-the-counter market, and Nasdaq issued a Moot Letter to cancel the hearing and close the matter. On February 20, 2025, our newly issued common stock was relisted for trading on the Nasdaq Global Market. We are exploring the potential listing of our warrants on a national stock exchange.

There can also be no assurance that we will continue to meet Nasdaq listing requirements, or those of any other national securities exchange. If we are unable to remain listed on a national securities exchange, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations and analyst coverage for our common stock, and reduced liquidity for the trading of our securities.

Delisting from or suspension of trading on Nasdaq has, and any failure to remain listed on a national securities exchange in the future could, result in, among other things, a loss of investor confidence or interest in strategic transactions or opportunities, us being subject to regulation in each state in which we offer our securities, and difficulty in recruiting and retaining personnel through equity incentive awards.

The obligations associated with being a public company require significant resources and management attention.

As a public company, we face significant legal, accounting, administrative and other costs and expenses. We are subject to the Exchange Act, the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2022, as amended (the "Sarbanes Oxley-Act"), the Wall Street Reform and Consumer Protection Act of 2020 (the “Dodd-Frank Act”), the Public Company Accounting Oversight Board (“PCAOB”) and the rules and standards of any national securities exchange on which our securities are listed, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to, among other things:

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
•
comply with the listing standards of any national securities exchange on which we are listed; and
•
comply with the Sarbanes-Oxley Act.

These rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, have and will continue to increase our legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies and new laws, regulations, or executive orders are issued. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements has and will continue to result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our businesses, financial condition and results of operations.

In addition, the need to continue to develop the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, including our Value Maximization Plan and our Prepackaged Chapter 11 Case, which could prevent us from improving our businesses, financial condition and results of operations. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

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

As of December 31, 2024, we are a “smaller reporting company” as defined under the rules promulgated under the Exchange Act. We will remain a smaller reporting company until the fiscal year following the determination that either (i) the value of our voting and non-voting common shares held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter or (ii) our annual revenues are $100 million or more during the most recently completed fiscal year and the value of our voting and non-voting common shares held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, or supplemental financial information.

We cannot predict whether investors will find our common stock less attractive because we have chosen to rely on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be reduced or more volatile.

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

In addition, as a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Section 404(a) of the Sarbanes-Oxley Act (“Section 404(a)”) requires that management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. Our compliance with Section 404(a) will require that we incur substantial expenses and expend significant management efforts. However, while we will remain a non-accelerated filer, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

If we identify material weaknesses in our internal control over financial reporting, our management will be unable to assert that our disclosure controls and procedures and our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Expectations are shifting related to companies' environmental, social and governance (“ESG”) practices and reporting. Stakeholders’ expectations continue to evolve; moreover, they are not uniform, and at times are conflicting. Addressing these expectations comes with inherent costs and complexity, and any failure to successfully navigate these expectations may adversely impact our brand, reputation, customer retention, or other aspects of our business.

Any efforts to improve our ESG profile or respond to stakeholder expectations can be costly and may not have the desired effect. Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include:

•
the availability and cost of low- or non-carbon-based energy sources;
•
the evolving regulatory requirements affecting ESG standards or disclosures;
•
evolving methodologies, standards, and data availability and quality, as well as stakeholder perceptions;
•
the availability of suppliers that can meet sustainability, human capital and other ESG standards;
•
our ability to recruit, develop and retain talent in our labor markets; and
•
the success of our organic growth and acquisitions or dispositions of businesses or operations.

If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Such laws are complex and at times divergent, which may increase costs and complexity of compliance and any associated risks. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention.

We may need to seek or raise additional debt or equity capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances. If such capital is not available to us, our business, financial condition and results of operations would be materially and adversely affected.

We may need to seek or raise additional debt or equity capital to in pursuit of various goals, including without limitation to fund our operations, pursue our business objectives, respond to business opportunities, challenges or unforeseen circumstances, successfully execute on our Long-Term Strategic Plan, develop new products or services or further improve existing products and services, and acquire complementary businesses and technologies. To the extent we decide to seek or raise additional capital, there can be no assurance that additional funds, including any additional equity or debt financings, will be available in amounts or on terms acceptable to us, if at all.

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
•
a prohibition on stockholder action by written consent at any time at which the Significant Stockholder owns in the aggregate less than 50% of the total voting power of the outstanding shares of common stock of the Company entitled to vote at an election of directors;
•
directors can be removed by stockholders and stockholders can fill any vacancy or newly created directorship on the Board, in each case, by the affirmative vote of the holders of a majority of the voting power of the stock outstanding and entitled to vote thereon, provided, however, if the Significant Stockholder beneficially owns in the aggregate less than 50% of the total voting power of the outstanding shares of stock of the Corporation entitled to vote at an election of directors, the affirmative vote of the holders of at least two-thirds of the total voting power of the outstanding shares of capital stock of the Corporation entitled to vote thereon, voting together as a single class, shall be required for the removal of any director with or without cause;
•
a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•
no authorization of cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•
if the Significant Stockholder beneficially owns in the aggregate less than 50% of the total voting power of our outstanding shares entitled to vote, then certain amendments to our certificate of incorporation will require the approval of two-thirds of the then outstanding voting power of our capital stock;

•
our bylaws provide that if the Significant Stockholder beneficially owns in the aggregate less than 50% of the total voting power of our outstanding shares entitled to vote then the affirmative vote of two-thirds of the then-outstanding voting power of our capital stock, voting as a single class, is required for stockholders to amend or adopt any provision of our bylaws; and
•
the authorization of undesignated or “blank check” preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders.

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

As of December 31, 2024, we had substantial U.S. federal net operating loss (“NOL”) carryforwards, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Some of our U.S. federal NOL carryforwards will begin to expire in 2028, with the remaining losses having no expiration. Please refer to Note 18 of our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a further discussion of the carryforward of our NOLs. As of December 31, 2024, we maintain a full valuation allowance for our net deferred tax assets.

An “ownership change” (generally defined as greater than 50-percentage-point cumulative changes in the equity ownership of certain stockholders over a rolling three-year period) under Section 382 of the Code may limit our ability to utilize fully our pre-change NOL carryforwards to reduce our taxable income in periods following the ownership change. In general, an ownership change would limit our ability to utilize U.S. federal NOL carryforwards to an amount equal to the aggregate value of our equity at the time of the ownership change multiplied by a specified tax-exempt interest rate, subject to increase by certain built-in gains. Similar provisions of state tax law may also apply to our state NOL carryforwards. We believe we have undergone an ownership change for purposes of Section 382 of the Code in each of 2013, 2014, 2015 and 2021, which substantially limits our ability to use U.S. federal NOL carryforwards generated prior to each such ownership change, and as discussed below, we also believe that the consummation of the Plan has resulted in an ownership change. In addition, future changes in our stock ownership, some of which may be beyond our control, could result in additional ownership changes under Section 382 of the Code.

Tax matters could impact our results of operations and financial condition.

We are subject to U.S. federal income tax, as well as income tax in certain states. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, changes in tax laws, regulations, accounting principles or interpretations thereof, which could materially and adversely impact our cash flows and our business, financial condition and results of operations in future periods. Increases in our effective tax rate could also materially affect our net results. In addition, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate and the imposition of minimum taxes, which may have a material adverse effect on our customers, our business, results of operations and financial condition. The likelihood of these changes being enacted or implemented is unclear. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact on our business. Further, we are subject to the examination of our income and other tax returns by the IRS and state and local tax authorities, which could have an impact on our business, financial condition and results of operations.

Our tax attributes and future tax deductions may be reduced or significantly limited as a result of the consummation of the Plan and any restructuring or reorganization in connection therewith.

Generally, any discharge of our debt obligations as a result of the Prepackaged Chapter 11 Case for an amount less than the debt’s adjusted issue price may give rise to cancellation of indebtedness income, which will reduce our tax attributes.

Certain tax attributes otherwise available and of value to us may be reduced, in most cases by the principal amount of the indebtedness forgiven. U.S. federal income tax attributes subject to reduction generally include (i) NOLs and NOL carryforwards; (ii) general business credit carryovers; (iii) minimum tax credit carryovers; (iv) capital loss carryovers; (v) tax basis in assets (but not below the amount of liabilities to which the taxpayer remains subject immediately after the indebtedness forgiven); (vi) passive activity loss and credit carryovers; and (vii) foreign tax credit carryovers. Loss of these tax attributes may have an adverse effect on our prospective cash flow.

To the extent that U.S. federal NOL carryforwards, other losses and credits generated by us prior to emergence from bankruptcy are available as deductions after emergence, our ability to utilize such deductions may be limited by Section 382 of the Code. Section 382 of the Code provides rules limiting the utilization of a corporation’s NOLs and other losses, deductions and credits following an ownership change (as described above). An exception to the limitations under Section 382 of the Code generally applies when, among other requirements, so-called “qualified creditors” and shareholders of a corporation in Chapter 11 receive, in respect of their claims and interests, as applicable, at least 50% of the vote and value of the stock of the corporation pursuant to a confirmed Chapter 11 plan (the “382(l)(5) Exception”). We believe that the transactions consummated pursuant to the Plan have resulted in an ownership change, and we expect that the application of the 382(l)(5) Exception could result in significant future cash tax savings over other alternative approaches. However, if we utilize the 382(l)(5) Exception and have an ownership change within two years of the issuance of shares pursuant to the Plan, we may lose all of our NOL carryforwards. Although we believe that the transactions consummated pursuant to the Plan satisfy the requirements of the 382(l)(5) Exception, the requirements are complex and no assurances can be provided as to their satisfaction. More generally, the rules relating to the use of pre-bankruptcy tax attributes by a corporation emerging from a bankruptcy are inherently uncertain. Accordingly, there cannot be any assurance that we will be entitled to use such attributes following our emergence from the Prepackaged Chapter 11 Case.

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

War and acts of terrorism in the United States and abroad could also cause disruptions in our businesses, consumer demand or the economy as a whole. For example, ongoing geopolitical conflicts and war around the world could result in a slowdown in global economic growth, rising inflation, market disruptions and increased volatility in commodity prices in the United States. The extent and duration of the military actions, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. The broader consequences of geopolitical tensions, such as embargoes, regional instability and geopolitical shifts; airspace bans relating to certain routes, or strategic decisions to alter certain routes; and potential retaliatory action by governments against companies, cannot be predicted. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition. Any such disruptions may also magnify the impact of other risks described in this Risk Factors section.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our results of operations.

Our success will depend, in part, on our ability to develop and evolve the UACC and CarStory businesses following the Ecommerce Wind-Down. Although we have no plans to do so as of the filing of this Annual Report on Form 10-K, we may in the future determine to grow our businesses through the acquisition of complementary businesses and technologies rather than through internal development, as we did with our prior acquisitions of UACC and CarStory. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions or realize their intended benefits. The risks we face in connection with acquisitions include:

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
•
an information security program, led by our Chief Technology Officer, principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
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

The Chief Technology Officer has primary responsibility for our overall cybersecurity risk management program and supervises both our internal information security program and personnel and certain of our retained external cybersecurity consultants. She has over twenty-five years of experience in the technology industry. In addition, the Vice President of Engineering has involvement in managing cybersecurity risk and has over 30 years of experience in the technology industry.

Vroom’s Chief Technology Officer reports to the Committee on a quarterly basis on our cybersecurity risks. In addition, the Chief Technology Officer updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Committee periodically reports to the full Board regarding its activities, including those related to cybersecurity. Committee members receive presentations on cybersecurity topics from our internal security staff or external experts as part of the Committee’s continuing education on topics that impact public companies.

Our management team, including Vroom’s Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, VP of Human Resources, and Chief Technology Officer, stays informed and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

In addition, UACC leases office space in Fort Worth, Texas, consisting of approximately 106,500 square feet of space under a lease that expires in September 2031. UACC uses this space as its servicing center and to support UACC's retail indirect financing, including servicing, collections, remarketing and recovery operations. UACC also leases office space outside of Buffalo, New York, consisting of approximately 12,000 square feet of space under a lease that expires January 1, 2032. UACC uses this space as its buyer center and to conduct credit underwriting operations in support of its indirect retail financing. The Fort Worth and Buffalo spaces support our Retail Financing segment.

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

On November 13, 2024, we commenced a voluntary proceeding (the “Prepackaged Chapter 11 Case”) under Chapter 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended from time to time (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the name In re Vroom, Inc., Case No. 24-90571 (CML).

On January 8, 2025, the Bankruptcy Court entered an order (a) approving the Debtor’s disclosure statement, (b) confirming the Prepackaged Plan of Reorganization of Vroom, Inc. under Chapter 11 of the Bankruptcy Code (the “Plan”), and (c) granting related relief. On January 14, 2025, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective, and the Company emerged from the Prepackaged Chapter 11 Case.

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

The Company expects that the claims asserted in all six of the above derivative suits will be dismissed because the claims asserted in these cases were released by the January 8, 2025 order of the U.S. Bankruptcy Court for the Southern District of Texas confirming the Company’s plan of reorganization

In January 2022, the Company received a non-public civil investigative demand from the Federal Trade Commission (“FTC”), seeking the production of information related to certain of the Company's business practices and the Company responded to those information requests. On February 23, 2024, the FTC notified the Company that it has reason to believe that the Company violated Section 5(a) of the Federal Trade Commission Act, 15 U.S.C. § 45(a); the FTC's Mail, Internet, or Telephone Order Merchandise Rule, 16 C.F.R. Part 435; the FTC’s Used Motor Vehicle Trade Regulation Rule,16 C.F.R. Part 455; and the FTC’s Pre-Sale Availability Rule, 16 C.F.R. Part 702. On May 6, 2024, Vroom, Inc., Vroom Automotive, LLC and the FTC reached an agreement to resolve the FTC’s allegations without any admission of wrongdoing by either Vroom entity, subject to final approval by the FTC and the court. Under the agreement, the Company agreed to pay a total of $1 million in customer redress and abide permanently by an injunction. The FTC issued its final approval of the agreement on July 2, 2024, and a mutually agreed upon order reflecting the agreement was entered by the Court on July 10, 2024. The case is captioned Federal Trade Commission v. Vroom, Inc. et al., Case No. 4:24-cv-02496.

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

Item 4. Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Robert J. Mylod, Jr.	58	Chairperson of the Board
Robert R. Krakowiak	54	Vice Chair of the Board
Timothy M. Crow	69	Director
Michael J. Farello	60	Director
Laura W. Lang	69	Director
Laura G. O'Shaughnessy	47	Director
Matthew J. Pietroforte	37	Director
Paula B. Pretlow	69	Director
Thomas H. Shortt	56	Chief Executive Officer, Director, and President and Chief Executive Officer of UACC
Agnieszka Zakowicz	52	Chief Financial Officer
Anna-Lisa Corrales	49	Chief Legal Officer, Chief Compliance Officer and Secretary
Jon Sandison	37	UACC Chief Financial Officer

Robert J. Mylod, Jr. has served as a member of our Board of Directors since September 2015 and Independent Executive Chair of the Board since May 2022. Mr. Mylod is the Managing Partner of Annox Capital Management, a private investment firm that he founded in 2013. Previously, Mr. Mylod served as Head of Worldwide Strategy & Planning and Vice Chair for Bookings Holdings, Inc., an online travel services provider, from January 2009 to March 2011 and as its Chief Financial Officer and Vice Chairman from November 2000 to January 2009. He currently serves as the Chair of the board of directors and a member of the compensation committee of Booking Holdings, Inc. Mr. Mylod has also served as a member of the board of directors and of the audit committee of Redfin Corporation, an online real estate company, from August 2016 to May 2022. He is also a member of the board of directors of several private companies. Mr. Mylod holds a Bachelor of Arts in English from the University of Michigan and a Master of Business Administration from the University of Chicago Booth School. We believe that Mr. Mylod’s experience as a venture capital investor and a senior finance executive, including having served as the chief financial officer and vice chairman of a large publicly traded online services provider, qualifies him to serve on our Board of Directors.

Robert R. Krakowiak has served as a Director and Vice Chair of the Board of Vroom since May 2024. Prior to that Mr. Krakowiak was Chief Financial Officer and Treasurer of Vroom from September 2021 to May 2024. Prior to that he served as Chief Financial Officer and Treasurer of Stoneridge Corporation since August 2016 and was appointed as Executive Vice President in October 2018. Prior to joining Stoneridge, Mr. Krakowiak served as Vice President, Treasurer and Investor Relations at Visteon Corporation from 2012 until August 2016. Prior to that, Mr. Krakowiak held various financial positions at Owens Corning from 2005 to 2012. Mr. Krakowiak holds Bachelor of Science and Master of Science degrees in Electrical Engineering from the University of Michigan and an M.B.A. from the University of Chicago Booth School of Business. We believe that Mr. Krakowiak's experience as our former Chief Financial Officer, along with his extensive financial, automotive industry and leadership experience, qualifies him to serve on our Board of Directors.

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

Laura W. Lang has served on our Board of Directors since May 2020. Ms. Lang has served as the Managing Director of Narragansett Ventures, LLC, a strategic advisory firm focused on digital business transformation and growth investing, since January 2014. Since November 2018, Ms. Lang has also served as an adviser to L Catterton. Ms. Lang was the Chief Executive Officer of Time Inc., one of the largest branded media companies in the world, until 2013. From 2008 until she joined Time Inc. in 2012, Ms. Lang was Chief Executive Officer of Digitas Inc., a marketing and technology agency and unit of Publicis Groupe S.A. In addition, she headed the company’s pure-play digital agencies, including Razorfish, Big Fuel, Denuo and Phonevalley. Ms. Lang currently serves as a member of the board of directors and the talent and compensation and finance committees of V. F. Corporation, an international apparel and footwear company, and a member of the board of directors and chair of the compensation committee and member of the audit committee of Oscar Health Inc., a health insurance company built on a technology platform, since 2022. She previously served as a member of the board of directors of Care.com Inc. from August 2014 to June 2016, Nutrisystem, Inc. from 2010 to 2012 and Benchmark Electronics, Inc. from 2005 to 2011. Ms. Lang holds a Bachelor of Arts from Tufts University and a Master of Business Administration from the Wharton School of the University of Pennsylvania. We believe Ms. Lang’s extensive leadership experience, digital and media expertise and service on the board of directors of other public companies qualifies her to serve on our Board of Directors.

Laura G. O’Shaughnessy has served on our Board of Directors since May 2020. Since December 2022, Ms. O'Shaughnessy has served as the Chief Marketing Officer and Co-Founder of Picnic Group, a data-driven consumer packaged goods company where she oversees the scaling of founder-created consumer packaged goods brands. Ms. O’Shaughnessy is a strategic growth and operations consultant for a number of direct-to-consumer brands. Previously she was the Chief Executive Officer of SocialCode, LLC, a technology company that manages digital and social advertising for leading consumer brands, which she co-founded in 2009 and led until August 2020. In addition, Ms. O’Shaughnessy oversaw business development and product strategy for the Slate Group, an online publisher, where she specialized in advertising product development and strategic partnerships. Ms. O’Shaughnessy currently serves as a member of the board of directors and of the audit committee and governance committee of Acuity Brands, and on the boards of directors of a nonprofit in Washington, D.C. Ms. O’Shaughnessy holds a Bachelor of Arts in Economics from the University of Chicago and a Master of Business Administration from the MIT Sloan School of Management. We believe Ms. O’Shaughnessy’s extensive leadership experience, including serving in a chief executive officer role, and digital and technology expertise, qualifies her to serve on our Board of Directors.

Matthew Pietroforte has served on our Board of Directors since January 2025. He is a Managing Director & Senior Analyst at Mudrick Capital Management, L.P., where he is responsible for analyzing special situation opportunities across a diverse range of industries. Prior to joining Mudrick Capital Management, L.P., Mr. Pietroforte was a Principal at Davidson Kempner Capital Management from 2015 to 2019 where he evaluated special situation investment opportunities. Previously, Mr. Pietroforte worked as an investment banker in the financial restructuring advisory groups at Centerview Partners and Miller Buckfire. He served on the board of directors at Mudrick Capital Acquisition Corporation II from April 2022 to September 2022. Mr. Pietroforte holds a Bachelor of Arts from Amherst College with a double major in Economics and Psychology, and a Master of Business Administration from the Wharton School at the University of Pennsylvania. We believe Mr. Pietroforte's financial sophistication, capital market expertise, and extensive experience investing in a number of privately and publicly held companies, qualify him to serve on our Board of Directors.

Paula B. Pretlow has served on our Board of Directors since April 2021. Ms. Pretlow is a former Senior Vice President of The Capital Group, an investment management firm, where she led the public fund business development and client relationship group and was also responsible for large client relationships from 1999 until 2011. Prior to joining The Capital Group, she worked for Montgomery Asset Management and Blackrock (formerly Barclays Global Investors). She was a member of the board of directors and was the audit and finance committee chair of Williams-Sonoma, Inc. from August 2021 to June 2024. She is also a member of the board of directors of Greenlight Financial Technology, Inc., where she serves on the audit committee. In addition, she currently serves as chair of the board of The Harry and Jeanette Weinberg Foundation, is a member of the board of trustees of The Kresge Foundation, and she is a charter board trustee of Northwestern University. Ms. Pretlow holds a Bachelor of Arts in Political Science and a Master of Business Administration, both from Northwestern University, and is a 2017 Fellow of Stanford’s Distinguished Careers Institute. We believe Ms. Pretlow’s extensive leadership experience, including roles in finance and business development, along with her experience as a director, qualify her to serve on our Board of Directors.

Thomas H. Shortt has served as the Company's Chief Executive Officer since May 2022 and previously served as the Company's Chief Operating Officer from January 2022. Prior to joining Vroom, Mr. Shortt served as Senior Vice President at Walmart Inc. ("Walmart") starting in 2018, where he developed the ecommerce supply chain strategy and led improvements through the use of analytics, processes and systems. Prior to his time at Walmart, Mr. Shortt served as Senior Vice President of Supply Chain at The Home Depot, Inc. starting in 2013, and previously held senior leadership roles with an emphasis on change management and business transformation, at ACCO Brands Corporation, Unisource Worldwide, Inc., Fisher Scientific International, Inc. and Office Depot, Inc. Mr. Shortt holds a Bachelor’s degree in Accounting from the University of Akron and is a graduate of the Harvard Business School Advanced Management Program. We believe that Mr. Shortt’s service as our chief executive officer and his expertise in transformation, ecommerce, operations, supply chain, data analytics and change management qualifies him to serve on our Board of Directors.

Agnieszka Zakowicz has served as the Chief Financial Officer and Treasurer of Vroom since May 2024. Prior to that, she served as Senior Vice President and Principal Accounting Officer of Vroom since July 2022, and as Vice President of SEC Reporting and Accounting Policy since August 2020, where she was responsible for financial reporting, technical accounting and SOX compliance. Previously, Ms. Zakowicz served as Senior Director of Accounting Policy since joining the Company in January 2019. Prior to joining the Company, Ms. Zakowicz worked as a Director in the Capital Markets and Accounting Advisory Practice at PricewaterhouseCoopers LLP for 18 years, where she assisted various clients with the financial reporting aspects of capital market transactions and technical accounting. Ms. Zakowicz holds a Bachelor’s Degree from the Warsaw School of Economics.

Anna-Lisa Corrales has served as the Company's Chief Legal Officer, Chief Compliance Officer, and Secretary since August 2024. Prior to that, she served as the Company's Chief Compliance Officer since April 2023 and as Vice President of Legal Affairs, Compliance since December 2019. Previously, Ms. Corrales was the General Counsel and Corporate Secretary of Jaguar Land Rover North America from 2008 to 2019. She also spent several years in private practice at the law firms of Frankfurt Kurnit Klein & Selz and Paul Weiss Rifkind Wharton & Garrison. From 2002 to 2003, Ms. Corrales served as a law clerk to the Honorable Ronald L. Ellis in the U.S. District Court for the Southern District of New York. Ms. Corrales holds a Bachelor of Arts from Duke University and a Juris Doctor from New York University School of Law.

Jon Sandison has served as the Chief Financial Officer of UACC since February 2024. Prior to that, he served as the Vice President of Investor Relations and Financial Planning & Analysis at Vroom, after starting at the Company in October 2022. Previously, Mr. Sandison led global Financial Planning & Analysis at Stoneridge, Inc., from 2017 to 2022. He also held leadership roles in Treasury and Financial Planning & Analysis at Yazaki North America from 2015 to 2017 and leadership roles in Commercial and Community Banking at J.P. Morgan Chase from 2009 to 2015. Mr. Sandison holds a Bachelor of Business Administration from Wayne State University.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

On June 9, 2020, our common stock began trading on the Nasdaq Global Select Market under the ticker symbol "VRM." Prior to that date, there was no public trading market for our common stock.

On November 21, 2024, we received notice from Nasdaq that trading of our common stock will be suspended at the opening of business on December 2, 2024. The Company’s common stock began trading on the over-the-counter market on December 2, 2024 under the symbol “VRMMQ.” On January 14, 2025, upon emergence from the Prepackaged Chapter 11 Case, all of our outstanding common stock was cancelled, and we issued a total of (i) 5,163,109 shares of new common stock and (ii) 364,516 warrants. As a result of the cancellation of our common stock, the Company ceased trading on the over-the-counter market.

On February 20, 2025, our common stock was listed and began trading on the Nasdaq Global Market under the ticker symbol “VRM”. Vroom is exploring the potential listing of its warrants on a national stock exchange.

Holders of Record

We are authorized to issue up to 250,000,000 shares of common stock and up to 5,000,000 shares of preferred stock. As of March 7, 2025, there were 14 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future.

Purchases of equity securities by the Issuer or affiliated purchasers

None.

Recent sales of unregistered securities

Other than as disclosed on our Current Report on Form 8-K filed with the SEC on January 15, 2025, there were no sales of unregistered securities during the period covered by this Annual Report on Form 10-K.

Use of Proceeds from Public Offering of Common Stock

None.

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

Recent Events

Recapitalization of Balance Sheet Debt: the Prepackaged Chapter 11 Case

On November 12, 2024, in connection with the Prepackaged Chapter 11 Case (as defined below), we entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with creditors holding the overwhelming majority of the aggregate outstanding principal amount of the 0.75% unsecured Convertible Senior Notes due 2026 (the “Notes”), issued pursuant to an indenture (the “Indenture”), between the Company and U.S. Bank National Association, as trustee, and the largest shareholder. The RSA contemplated a comprehensive restructuring of the Company’s debt obligations and capital structure to be implemented through a prepackaged plan of reorganization (the “Plan”) to be implemented through the filing of the Prepackaged Chapter 11 Case.

On November 13, 2024, we commenced a voluntary proceeding (the "Prepackaged Chapter 11 Case") under Chapter 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended from time to (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the name “In re Vroom, Inc.” None of our subsidiaries were debtors in the Chapter 11 proceedings.

On January 14, 2025 (the “Effective Date”), the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective. We emerged from the Prepackaged Chapter 11 Case on January 14, 2025.

In connection with the Prepackaged Chapter 11 Case, the ordinary course operations of Vroom, Inc.’s subsidiaries continued with minimal impact. We emerged without any remaining Notes or long-term debt at the Vroom, Inc. level, but still maintain UACC’s Warehouse Credit Facilities (as defined below), securitization debt, financing of beneficial interest in securitizations, and junior subordinated debentures.

The Prepackaged Chapter 11 Case was intended to address the impact of the Notes and their upcoming maturity, or any potential acceleration, while providing the potential for our stockholders to retain value in their investment, limiting disruption to our ongoing ordinary course operations, emerging as a public company without any long-term debt at the Vroom, Inc. level, and maximizing the ability to utilize a substantial portion of our net operating losses. See “Liquidity and Capital Resources” for more information on our Notes and the restructuring of our debt obligations as a result of the Prepackaged Chapter 11 Case, and Part I, Item 1A Risk Factors for risks associated with the Prepackaged Chapter 11 Case and our ability to realize its intended benefits.

Conversion of Common Stock

Immediately prior to the Effective Date, there were 1,822,577 outstanding shares of our common stock, $0.001 par value per share (the “Common Stock”). We adopted an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to, among other changes to our prior amended and restated certificate of incorporation, effect an automatic conversion of the Common Stock at a ratio of 1-for-5. As a result of the automatic conversion and the issuance of shares of Common Stock pursuant to the Plan, there were approximately 5,163,109 outstanding shares of newly issued Common Stock as of the Effective Date (the “New Common Stock”).

Issuance of Warrants

On the Effective Date, the Company entered into a warrant agreement (the “Warrant Agreement”) with Equiniti Trust Company LLC, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company issued warrants (the “Warrants”) to purchase an aggregate of 364,516 shares of the New

Common Stock, at an exercise price of $60.95 per share, to stockholders of the Company in accordance with the Prepackaged Chapter 11 Case. Each Warrant was immediately exercisable upon the issuance date and will expire five years from the issuance date.

2020 Incentive Award Plan

Pursuant to the Plan, our existing 2020 Incentive Award Plan (as amended from time to time, the “2020 Plan”), was amended to increase the number of shares reserved for issuance under the 2020 Plan to account for the proposed post-emergence management incentive program, which accounts for 15% of the fully-diluted shares of New Common Stock as of immediately following the Effective Date, inclusive of the Warrants, the management incentive program and the converted existing equity awards: 10% will be allocated for awards of restricted stock units and 5% will be allocated for awards of stock options.

Going Concern

As described above, we filed the Prepackaged Chapter 11 Case to implement the transactions described herein. As of January 14, 2025 we emerged from bankruptcy and continue to operate as a viable going concern.

The accompanying audited consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date.

Nasdaq Notice of Delisting

On November 21, 2024, we received a notice from the Nasdaq Listing Qualifications Department that Nasdaq had determined to delist our Common Stock. Nasdaq reached its decision that we were no longer suitable for listing pursuant to Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1, as a result of our filing of the Prepackaged Chapter 11 Case on November 13, 2024. On November 28, 2024, we requested a hearing before a Nasdaq Hearing Panel to appeal Nasdaq’s delisting determination. During the pendency of our appeal, on December 2, 2024, our Common Stock was suspended from trading on Nasdaq and was quoted on an over-the-counter market. Following our emergence from the Prepackaged Chapter 11 Case on January 14, 2025, all previously issued and outstanding equity interests in Vroom were cancelled and extinguished, all trading of our Common Stock ceased on the over-the-counter market, and Nasdaq issued a Moot Letter to cancel the hearing and close the matter. After ongoing discussions with the Nasdaq Listing Qualifications staff, on February 20, 2025, our New Common Stock was relisted for trading on the Nasdaq Global Market.

Value Maximization Plan

On January 22, 2024, we announced that our Board had approved the Value Maximization Plan, pursuant to which we commenced the Ecommerce Wind-Down in order to preserve liquidity and enable us to maximize stakeholder value through our remaining businesses. We ceased transacting through vroom.com, completed transactions for customers who had previously contracted with us to purchase or sell a vehicle, halted purchases of additional vehicles, sold our used vehicle inventory through wholesale channels, paid off our 2022 Vehicle Floorplan Facility, and conducted a reduction-in-force commensurate with the reduced operations. On March 29, 2024, we substantially completed the Ecommerce Wind-Down. We continue to take other actions to maximize stakeholder value by seeking to monetize our legacy ecommerce platform, reduce our outstanding commitments and preserve our liquidity.

The UACC and CarStory businesses continue to serve their third-party customers, with their operations substantially unaffected by the Ecommerce Wind-Down.

As a result of the Value Maximization Plan, we incurred total cash charges during 2024 of approximately $15.8 million for severance and other personnel-related costs and approximately $13.9 million in contract and lease termination costs. As part of a planned reduction-in-force under the Value Maximization Plan, approximately 800 employees were impacted, resulting in a reduction of approximately 93% of the employees not engaged in UACC’s or CarStory’s ongoing operations.

Overview

Vroom owns United Auto Credit Corporation, a leading automotive finance company that offers vehicle financing to consumers through third-party dealers under the UACC brand, and the CarStory business, a leader in AI-powered analytics and digital services supporting the automotive industry.

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

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting, and servicing capabilities. UACC services the retail installment sales contracts it originates or purchases and will continue to service the contracts it originated or purchased for customers of Vroom’s former ecommerce business. Because UACC focuses primarily on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. As of December 31, 2024, UACC serviced a portfolio of approximately 78,000 retail installment sales contracts with an aggregate principal outstanding balance of $1.0 billion.

CarStory

CarStory offers AI-powered analytics and digital services to dealers, automotive financial services companies and others in the automotive industry, which use CarStory’s solutions to enhance their customer experience and drive increased vehicle purchases.

Leveraging computer vision and AI, CarStory has curated a comprehensive used vehicle information database, including over 245 million vehicle identification numbers ("VINs"), 183 million window stickers, 3.9 billion vehicle photos and 370 million sales cycles, along with price and price elasticity models. CarStory receives data for over three and a half million unique VINs listed for sale every day, resulting in CarStory having data for an estimated 90% of U.S. consumer vehicles. This data is aggregated with demand insights from millions of consumer sessions and data from CarStory’s proprietary VIN database to generate more accurate vehicle valuations.

CarStory helps dealers optimize their pricing by leveraging data science models for retail pricing that provide predictive pricing for marketing, buying, selling and VIN-level features. Unlike simple averages, we believe CarStory’s patented neural-net algorithm can provide a highly accurate market price (the “CarStory Real Market Price”) for vehicle valuations. We believe that the CarStory Real Market Price accounts for factors that averages often miss, such as local market dynamics and dealer performance.

In addition to its data analytics and AI-based pricing solutions, CarStory creates and powers digital experiences for end consumers, including automotive marketplaces, vehicle market reports, and trade-in and appraisal products. CarStory's digital experiences are designed with user behavior data to engage consumers and drive more consumers to vehicle purchase decisions.

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

We calculate Adjusted EBITDA as EBITDA adjusted to exclude stock compensation expense, severance expense related to the continuing operations, bankruptcy costs (which represent professional fees incurred related to the bankruptcy prior to filing of the petition), reorganization items, net (which relate to certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges), gain on debt extinguishment and long-lived asset impairment charges.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to net loss from continuing operations, which is the most directly comparable U.S. GAAP measure:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net loss from continuing operations	$(138,240)	$(85,097)
Adjusted to exclude the following:
Interest expense on corporate debt	5,826	5,976
Interest income on cash and cash equivalents	(3,940)	(7,940)
Provision for income taxes	856	642
Depreciation and amortization	29,086	29,113
EBITDA	$(106,412)	$(57,306)
Stock compensation expense	5,949	6,893
Severance	2,735	—
Bankruptcy costs (prepetition filing)	3,582	—
Reorganization items, net	5,564	—
Gain on debt extinguishment	—	(37,878)
Impairment charges	5,159	—
Adjusted EBITDA	$(83,423)	$(88,291)

Key Factors and Trends Affecting our Operating Results

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors and trends, including the following:

Prepackaged Chapter 11 Case

Even though we have emerged from bankruptcy, our Prepackaged Chapter 11 Case could have a material adverse effect on our business, financial condition, results of operations and liquidity. For example, it could adversely affect our business and relationships with customers, vendors, contractors, employees or suppliers. Furthermore, we may not realize any or all of the intended benefits of the Prepackaged Chapter 11 Case, the benefits may not be on the terms, in the manner, or during the time period we expect, and the costs incurred may exceed the intended benefits. The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation and we cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future. Additionally, other risks we face, as described in this Annual Report on Form 10-K, may be exacerbated by the impacts of our emergence from bankruptcy. All of these factors could limit our ability to pursue growth strategies for our business in the near- to mid-term.

Ability to manage credit losses

While credit losses are inherent in the automotive finance receivables business, several variables have negatively affected UACC’s recent loss and delinquency rates, including rising interest rates, the current inflationary environment and vehicle depreciation. UACC is currently experiencing higher losses on its finance receivables, which has negatively impacted the fair value of our finance receivables and the losses recognized for the year ended December 31, 2024. We expect this trend to continue to negatively impact our business into 2025. UACC primarily operates in the non-prime sector of the market which tends to have more volatility. In 2020 and 2021, COVID related stimulus and used vehicle appreciation resulted in significantly lower delinquencies and subsequent losses. In late 2022 and 2023, delinquencies and loss rates rose as a result of the aforementioned factors and, in response, we implemented changes to our credit program, such as tightening credit, which is starting to return our delinquencies and expected portfolio performance on those vintages to normalized levels. We also intend to leverage CarStory data to improve VIN-level valuations to support underwriting decisions and servicing operations. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity.

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

The success of UACC's business is highly dependent on the ability to continue to access capital through both its warehousing arrangements and securitization program. As a result of fluctuating interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity. Certain advance rates available to UACC on borrowings from UACC’s four senior secured warehouse credit facility agreements (the “Warehouse Credit Facilities”) have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity.

On March 8, 2025, we renewed one of our Warehouse Credit Facilities, with $200 million of borrowing capacity, now expiring in June 2026. The remaining Warehouse Credit Facilities, with aggregate borrowing capacity of $625 million, expire between July and September 2025. We are in ongoing discussions with the remaining lenders to extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all. See Part I, Item 1A Risk Factors—We may not generate sufficient liquidity to operate our business, and, UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business.

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

Seasonality

Used vehicle sales have historically been seasonal. The used vehicle industry typically experiences an increase in sales early in the calendar year and reaches its highest point late in the first quarter and early in the second quarter. Vehicle sales then level off through the rest of the year, with the lowest level of sales in the fourth quarter. This seasonality has historically corresponded with the timing of income tax refunds, which are an important source of funding for vehicle purchases. Consistent with market trends, UACC generally experiences increased funding activity during the first quarter through tax season. Delinquencies also tend to be lower during the first quarter through tax season and higher during the latter half of the year. See “Risk Factors—Risks Related to Our Financial Condition and Results of Operations—We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business” in this Annual Report.

Macroeconomic Factors

The United States and global economies have recently and are continuing to experience a sustained inflationary environment. The Federal Reserve’s efforts to tame inflation have led to increased interest rates, which affects automotive finance rates and our borrowing rates, thereby reducing discretionary spending and making vehicle financing more costly and less accessible or desirable to many consumers. While interest rate cuts were expected in 2024, only slight cuts were enacted in the latter half of the year. Based on the January 2025 first policy meeting, the Federal Reserve interest rates remained unchanged. We are not able to predict if, when, and to what degree rates may change in 2025 and the impact it may have on the economy.

In addition, the new Presidential administration has recently announced (and in some cases, partially delayed or rescinded) new tariffs on imports to the United States from European Union countries, Japan, Canada and Mexico, and such countries have announced plans to impose retaliatory tariffs. Such significant tariffs on imports could have a major impact on the United States automotive industry, which depends heavily on cross border trade. Should tariffs be implemented and sustained for an extended period of time, they would have a significant adverse effect, including financial, on the automotive industry. Further, any additional tariffs in the United States or retaliatory tariffs imposed by other governments would exacerbate the impact, as could the uncertainty regarding whether tariffs will be implemented or sustained. Steps taken by governments to implement tariffs on raw materials (including steel), automobiles, parts, and other products and materials have the potential to disrupt existing supply chains and impose additional costs on businesses in the automotive industry in the United States and globally. While negotiations regarding tariffs are ongoing, if the resulting environment of retaliatory tariffs or other practices of additional trade restrictions or barriers increase automobile prices in the U.S., this could lead to decreased consumer demand for automobiles, and in turn, decreased demand for motor vehicle contracts financed through UACC, which would negatively impact our results of operations, cash flows, and financial condition.

Moreover, geopolitical conflicts and war, including those in Europe and the Middle East, have increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets. A significant escalation or expansion of economic disruption could continue to impact consumer sentiment and spending, broaden inflationary costs, and could have a material adverse effect on our results of operations.

We will continue to actively monitor and develop responses to these disruptions, including the developing role that geopolitical, climate, and labor concerns are playing in trade relations, but depending on the duration and severity of such events, these trends could continue to negatively impact our business through 2025.

Results of Operations

We historically managed and reported operating results through three reportable segments. As a result of the Value Maximization Plan and the wind-down of our ecommerce operations, we discontinued reporting our results through our Ecommerce and Wholesale segments starting in the first quarter of 2024. The Company is now organized into two reportable segments: UACC and CarStory.

Corporate activities are presented in "corporate" and do not constitute a reportable segment. These activities include costs not directly attributable to the segments and are primarily related to costs associated with corporate and governance functions, including executive functions, corporate finance, legal, human resources, information technology, cyber security and other shared costs. Certain shared costs, including corporate administration, are allocated to segments based upon specific allocation of expenses. Corporate activities also include the runoff of legacy Vroom third party vehicle service and GAP policies sold prior to the Ecommerce Wind-Down.

Certain prior year amounts have been reclassified to conform to the current year presentation related to discontinued operations and new financial statement presentation as a result of the Ecommerce Wind-Down, and the Company’s 1-for-80 reverse stock split in February 2024.

The following table presents our consolidated results of operations for the periods indicated:

	Year Ended December 31,
	2024	2023	$ Change
Interest income	$201,833	$178,482	$23,351

Interest expense:
Warehouse credit facility	29,276	19,914	9,362
Securitization debt	30,084	21,979	8,105
Total interest expense	59,360	41,893	17,467
Net interest income	142,473	136,589	5,884

Realized and unrealized losses, net of recoveries	119,868	122,541	(2,673)
Net interest income after losses and recoveries	22,605	14,048	8,557

Noninterest income:
Servicing income	6,501	10,041	(3,540)
Warranties and GAP income (loss), net	(2,610)	5,713	(8,323)
CarStory revenue	11,610	12,384	(774)
Gain on debt extinguishment	—	37,878	(37,878)
Other income	10,850	9,110	1,740
Total noninterest income	26,351	75,126	(48,775)

Expenses:
Compensation and benefits	97,293	86,700	10,593
Professional fees	12,035	14,552	(2,517)
Software and IT costs	15,083	19,601	(4,518)
Depreciation and amortization	29,086	29,113	(27)
Interest expense on corporate debt	5,826	5,976	(150)
Impairment charges	5,159	—	5,159
Other expenses	16,294	17,687	(1,393)
Total expenses	180,776	173,629	7,147

Loss from continuing operations before reorganization items and provision for income taxes	(131,820)	(84,455)	(47,365)
Reorganization items, net	5,564	—	5,564
Loss from continuing operations before provision for income taxes	(137,384)	(84,455)	(52,929)
Provision for income taxes from continuing operations	856	642	214
Net loss from continuing operations	$(138,240)	$(85,097)	$(53,143)
Net loss from discontinued operations	$(26,884)	$(279,514)	$252,630
Net loss	$(165,124)	$(364,611)	$199,487

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

Year Ended December 31, 2024 and 2023

UACC

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Interest income	$203,962	$180,970	$22,992	12.7%

Interest expense:
Warehouse credit facility	29,276	19,914	9,362	47.0%
Securitization debt	30,084	21,979	8,105	36.9%
Total interest expense	59,360	41,893	17,467	41.7%
Net interest income	144,602	139,077	5,525	4.0%

Realized and unrealized losses, net of recoveries	98,629	92,372	6,257	6.8%
Net interest income after losses and recoveries	45,973	46,705	(732)	(1.6)%

Noninterest income:
Servicing income	6,501	10,041	(3,540)	(35.3)%
Warranties and GAP income, net	7,789	7,871	(82)	(1.0)%
Other income	8,334	3,209	5,125	159.7%
Total noninterest income	22,624	21,121	1,503	7.1%

Expenses:
Compensation and benefits	76,374	67,807	8,567	12.6%
Professional fees	3,506	5,395	(1,889)	(35.0)%
Software and IT costs	10,397	10,116	281	2.8%
Depreciation and amortization	22,683	22,685	(2)	(0.0)%
Interest expense on corporate debt	2,396	1,680	716	42.6%
Impairment charges	5,159	—	5,159	100.0%
Other expenses	9,457	7,809	1,648	21.1%
Total expenses	129,972	115,492	14,480	12.5%

Adjusted EBITDA	$(29,808)	$(23,185)	$(6,623)	28.6%

Interest income on cash and cash equivalents	$(2,173)	$(2,044)	(129)	6.3%
Stock compensation expense	$2,702	$2,160	542	25.1%
Severance	$800	$—	800	100.0%

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

Interest income increased $23.0 million, or 12.7%, to $204.0 million for the year ended December 31, 2024 from $181.0 million for the year ended December 31, 2023. This increase was primarily a result of new originations, which increased the average loan portfolio in 2024 to $857.2 million from $783.4 million in 2023. The increase in interest income was partially offset by lower discount income during the year ended December 31, 2024 as a result of a smaller balance of finances receivables held for investment measured at fair value, with discount being amortized, as compared to finance receivables held for sale with discount deferred until receivables are sold. The average outstanding balance of finance receivables held for investment at fair value was $235.9 million in 2024, as compared to $438.3 million in 2023. The average outstanding balance of finance receivables held for sale was $621.3 million in 2024, as compared to $345.0 million in 2023.

Interest expense

Interest expense primarily includes interest expense on UACC's Warehouse Credit Facilities, interest expense incurred on securitization debt, and interest expense on financing of beneficial interests in securitizations.

Interest expense increased $17.5 million or 41.7% to $59.4 million for the year ended December 31, 2024 from $41.9 million for the year ended December 31, 2023. The increase was a result of higher interest expense incurred on the Warehouse Credit Facilities, which increased $9.4 million to $29.3 million for the year ended December 31, 2024 from $19.9 million for the year ended December 31, 2023. The increase is attributable to a higher average outstanding balance in 2024 of $367.2 million as compared to $254.5 million in 2023, due to financing the larger finance receivables portfolio. The increase in interest expense is also partially attributable to higher interest expense incurred on securitization debt, which increased $8.1 million to $30.1 million for the year ended December 31, 2024 from $22.0 million for the year ended December 31, 2023, as a result of overall higher interest rates.

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

Realized and unrealized losses, net of recoveries, increased $6.3 million or 6.8% to $98.6 million for the year ended December 31, 2024 from $92.4 million for the year ended December 31, 2023. This increase was primarily driven by an increase in realized and unrealized losses on finance receivables as a result of a larger finance receivable portfolio, due to new originations as well as the consolidation of the 2022-2 securitization in the first quarter of 2023, which was previously off- balance sheet.

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

Servicing income decreased $3.5 million or 35.3% to $6.5 million for the year ended December 31, 2024 from $10.0 million for the year ended December 31, 2023, primarily driven by a lower balance of the 2022-1 securitization, which is off-balance sheet.

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

Warranties and GAP income remained flat for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Other Income

Other income increased $5.1 million or 159.7% to $8.3 million for the year ended December 31, 2024 from $3.2 million for the year ended December 31, 2023, primarily driven by higher income related to acquisition fees for originations of finance receivables at fair value, which is recognized in the period the finance receivables are originated.

Compensation and benefits

Compensation and benefits increased $8.6 million or 12.6% to $76.4 million for the year ended December 31, 2024 from $67.8 million for the year ended December 31, 2023. The increase was primarily a result of the following: retention bonuses granted to retain key employees; allocation of incremental data and technology departments' time to UACC as a result of a shift in focus of the business; severance expense related to the termination of certain UACC employees; and a decrease in deferred acquisition costs as a result of accounting for the origination of all new finance receivables at fair value, with acquisition costs being expensed in the period incurred rather than deferred.

Professional fees

Professional fees decreased $1.9 million or 35.0% to $3.5 million for the year ended December 31, 2024 from $5.4 million for the year ended December 31, 2023, primarily as a result of additional professional fees incurred during the first quarter of 2023 as a result of the completion of the 2023-1 securitization transaction, as the 2023-1 securitization debt is carried at fair value the associated debt issuance costs were expensed as incurred. As the 2024-1 securitization debt is carried at amortized costs, the associated debt issuance costs are capitalized and amortized over the life of the debt.

Impairment charges

Impairment charges increased $5.2 million for the year ended December 31, 2024 related to impairment of capitalized internal-use software that no longer has a planned future use of $2.7 million as well as lease impairment charges of $2.5 million.

Other expenses

Other expenses increased $1.6 million or 21.1% to $9.5 million for the year ended December 31, 2024 from $7.8 million for the year ended December 31, 2023, primarily as a result of a loss on the repurchase of the non-investment grade securities related to the 2022-2 securitization transaction, a decrease in deferred acquisition costs as a result of accounting for the origination of all new finance receivables at fair value, with acquisition costs being expensed in the period incurred rather than deferred, and an increase in dealer incentives.

Adjusted EBITDA

Adjusted EBITDA loss increased $6.6 million to $29.8 million for the year ended December 31, 2024 from $23.2 million for the year ended December 31, 2023, primarily as a result of the $0.7 million decrease in net interest income after losses and recoveries and the $7.3 million increase in expenses after EBITDA adjustments, including compensation and benefits, professional fees, impairment charges, and other expenses, as discussed above, partially offset by a $1.4 million increase in non-interest income after EBITDA adjustments, as discussed above.

CarStory

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Noninterest income:
CarStory revenue	$11,610	$12,384	$(774)	(6.3)%
Other income	692	444	248	55.9%
Total noninterest income	12,302	12,828	(526)	(4.1)%

Expenses:
Compensation and benefits	10,293	8,953	1,340	15.0%
Professional fees	152	341	(189)	(55.4)%
Software and IT costs	215	197	18	9.2%
Depreciation and amortization	6,403	6,428	(25)	(0.4)%
Other expenses	414	584	(170)	(29.1)%
Total expenses	17,477	16,503	974	5.9%

Adjusted EBITDA	$912	$3,399	$(2,487)	(73.2)%

Interest income on cash and cash equivalents	$(691)	$(437)	(254)	58.1%
Stock compensation expense	$375	$1,083	(708)	(65.3)%

CarStory revenue

CarStory generates advertiser, publisher and other user service revenue by offering its AI-powered analytics and digital retailing services to dealers, automotive financial services companies and others in the automotive industry.

CarStory revenue decreased $0.8 million or 6.3% to $11.6 million for the year ended December 31, 2024 from $12.4 million for the year ended December 31, 2023, primarily as a result of a change in the scope of service and data provided to our customers.

Compensation and benefits

Compensation and benefits increased $1.3 million or 15.0% to $10.3 million for the year ended December 31, 2024 from $9.0 million for the year ended December 31, 2023. The increase was primarily a result of retention bonuses granted to retain key employees.

Adjusted EBITDA

Adjusted EBITDA decreased $2.5 million or 73.2% to $0.9 million for the year ended December 31, 2024 as compared to $3.4 million for the year ended December 31, 2023 primarily as a result of the decrease in revenue and increase in expenses discussed above.

Corporate

	Year Ended December 31,
	2024	2023	Change	% Change
	(in thousands)
Interest income	$(2,129)	$(2,488)	$359	14.4%

Realized and unrealized losses, net of recoveries	21,239	30,169	(8,930)	(29.6)%
Net interest income after losses and recoveries	(23,368)	(32,657)	9,289	28.4%

Noninterest (loss) income:
Warranties and GAP loss, net	(10,399)	(2,158)	$(8,241)	382.0%
Gain on debt extinguishment	—	37,878	(37,878)	(100.0)%
Other income	1,824	5,457	(3,633)	(66.6)%
Total noninterest (loss) income	(8,575)	41,177	(49,752)	(120.8)%

Expenses:
Compensation and benefits	10,626	9,940	686	6.9%
Professional fees	8,377	8,816	(439)	(5.0)%
Software and IT costs	4,471	9,288	(4,817)	(51.9)%
Interest expense on corporate debt	3,430	4,296	(866)	(20.2)%
Other expenses	6,422	9,295	(2,873)	(30.9)%
Total expenses	33,326	41,635	(8,309)	(20.0)%

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

Warranties and GAP loss, net

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

Warranties and GAP loss, net, increased $8.2 million to $10.4 million for the year ended December 31, 2024 from $2.2 million for the year ended December 31, 2023, primarily as a result of a revised estimate of proceeds we expect to recover.

Gain on debt extinguishment

Gain on debt extinguishment represents a gain of $37.9 million for the year ended December 31, 2023, related to the repurchase of $74.2 million in aggregate principal balance of the Notes, net of deferred issuance costs, for $36.5 million.

Other income

Other income primarily represents interest earned on cash and cash equivalents. Other income decreased $3.6 million or 66.6% to $1.8 million for the year ended December 31, 2024 from $5.5 million for the year ended December 31, 2023, primarily driven by lower cash and cash equivalent balances and lower interest rates earned on cash and cash equivalents.

Compensation and benefits

Compensation and benefits expense increased $0.7 million or 6.9% to $10.6 million for the year ended December 31, 2024 from $9.9 million for the year ended December 31, 2023, primarily as a result of severance expense related to the departure of certain executives and retention bonuses granted to retain key employees subsequent to the Ecommerce Wind-Down.

Professional fees

Professional fees decreased $0.4 million or 5.0% to $8.4 million for the year ended December 31, 2024 from $8.8 million for the year ended December 31, 2023, primarily as a result of reduced audit, legal, and consulting fees as a result of the reduced size of the business, partially offset by legal fees associated with the bankruptcy planning prior to filing the Prepackaged Chapter 11 Case (post-filing professional fees incurred related to the bankruptcy are included in reorganization items, net).

Software and IT costs

Software and IT costs decreased $4.8 million or 51.9% to $4.5 million for the year ended December 31, 2024 from $9.3 million for the year ended December 31, 2023, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Other expenses

Other expenses decreased $2.9 million or 30.9% to $6.4 million for the year ended December 31, 2024 from $9.3 million for the year ended December 31, 2023, primarily related to a decrease in public company related insurance costs as we renegotiated our insurance policies during the third quarter of 2023 and 2024 as a result of the reduced scale of the business.

Liquidity and Capital Resources

On January 14, 2025, we emerged from the Prepackaged Chapter 11 Case, as discussed above under "Recent Events". On the Effective Date, each holder of the Notes received a pro rata share of 92.94% of the New Common Stock (subject to dilution) and all of the Company’s outstanding obligations under the Notes and the Indenture were deemed fully satisfied and discharged. Vroom, Inc. no longer has long-term debt, but UACC has securitization debt and its trust preferred securities.

As of December 31, 2024, we had cash and cash equivalents of $29.3 million and restricted cash of $49.0 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $48.1 million. Prior to the Ecommerce Wind-Down, our primary source of liquidity was cash generated through financing activities. Additionally, we had excess borrowing capacity of $28.2 million under UACC's Warehouse Credit Facilities as of December 31, 2024.

As a result of the liquidation of our vehicle inventory as part of the Ecommerce Wind-Down, we repaid all amounts outstanding under the 2022 Vehicle Floorplan Facility in full and the agreement has been terminated.

We expect to use our cash and cash equivalents to finance our future capital requirements and UACC’s Warehouse Credit Facilities to fund our finance receivables. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increased credit losses in UACC's portfolio. Any future decreases on available advance rates may have an adverse impact on our liquidity.

UACC relies on borrowings under the Warehouse Credit Facilities to finance the origination of finance receivables as well as to provide funding for general operating activities. The terms of those facilities generally mature within two years and we typically renew those facilities in the ordinary course. On March 8, 2025, we renewed one of our Warehouse Credit Facilities, with $200 million of borrowing capacity, now expiring in June 2026. The remaining Warehouse Credit Facilities, with aggregate borrowing capacity of $625 million, have terms expiring between July and September 2025. See Note 10, Warehouse Credit Facilities and Consolidated VIEs, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. We are having ongoing discussions with the remaining lenders under the Warehouse Credit Facilities regarding amended facilities that would extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all. Failure to secure sufficient warehouse borrowing capacity beyond the expiration of the remaining facilities in 2025 would have a material adverse effect on our ability to finance UACC’s lending operations and our results of operations and liquidity.

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement with Mudrick Capital Management, L.P. (“Lender”), who as of January 14, 2025 was a 76.5% shareholder of the Company, for a $25.0 million delayed draw term loan facility (“Delayed Draw Facility”). The Delayed Draw Facility allows for multiple drawdowns by each co-borrower, subject to satisfaction of usual and customary conditions precedent. The Delayed Draw Facility bears interest at a rate of Term SOFR +850 bps, payable quarterly in arrears, with a full payment-in-kind option. Interest is also payable upon any payment of principal. The co-borrowers’ obligations under the Delayed Draw Facility will be collateralized by asset backed residual certificates in certain UACC securitization trusts. The Delayed Draw Facility matures on December 31, 2026; however, borrowings can be prepaid at any time, in whole or in part, without penalty or premium. Once amounts are repaid they may not be reborrowed. The Delayed Draw Facility includes certain usual and customary covenants with respect to the co-borrowers’ activities and the collateral.

Upon our emergence from bankruptcy on January 14, 2025, we continue to operate as a viable going concern. The accompanying audited consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date.

Our future capital requirements will depend on many factors, including our ability to realize the intended benefits of the Value Maximization Plan, Prepackaged Chapter 11 Case, and our Long-Term Strategic Plan, available advance rates on and the amendment and renewal of the remaining Warehouse Credit Facilities, our ability to meet the requirements for continued listing on the Nasdaq Global Market, our ability to complete additional securitization transactions on favorable terms, and future credit losses. We anticipate that our existing cash and cash equivalents, our credit agreement with Mudrick Capital Management, L.P., and UACC's Warehouse Credit Facilities will be sufficient to support our ongoing operations and obligations for at least the next twelve months from the issuance date of this Annual Report on Form 10-K.

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

On March 8, 2025, we renewed one of our Warehouse Credit Facilities, with $200 million of borrowing capacity, now expiring June 2026. The aggregate borrowing limit and significant terms of the agreement remained unchanged except for an increase in the minimum liquidity covenant. The remaining Warehouse Credit Facilities, with aggregate borrowing capacity of $625 million, expire between July and September 2025. We are in ongoing discussions with the remaining lenders to extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity.

The aggregate borrowing limit under the Warehouse Credit Facilities is $825.0 million with maturities between July 2025 and June 2026. As of December 31, 2024, outstanding borrowings related to the Warehouse Credit Facilities were $359.9 million and we were in compliance with all covenants under the terms of the Warehouse Credit Facilities. Failure to satisfy these or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for further discussion.

Operating Leases

We entered into various noncancelable operating lease agreements for office space and equipment used in the normal course of business, and, as of December 31, 2024 operating lease obligations were $11.1 million, with $2.9 million payable within 12 months. See "Note 12—Leases,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities from continuing operations	$(175,758)	$(482,027)
Net cash provided by investing activities from continuing operations	114,883	185,334
Net cash (used in) provided by financing activities from continuing operations	(14,810)	223,150
Net cash provided by (used in) operating activities from discontinued operations	78,721	(51,657)
Net cash provided by (used in) investing activities from discontinued operations	17,692	(12,181)
Net cash used in financing activities from discontinued operations	(151,178)	(125,810)
Net decrease in cash, cash equivalents and restricted cash	(130,450)	(263,191)
Cash and cash equivalents and restricted cash at beginning of period	208,819	472,010
Cash and cash equivalents and restricted cash at end of period	$78,369	$208,819

Operating Activities

Net cash flows used in operating activities from continuing operations decreased by $306.2 million, from $482.0 million for the year ended December 31, 2023 to $175.8 million for the year ended December 31, 2024. The decrease was primarily due to a $178.0 million decrease in originations of finance receivables held for sale, as a result of no longer originating loans for legacy Vroom customers after the Ecommerce Wind-Down, an increase in principal payments received on finance receivables held for sale of $80.9 million, a $31.1 million improvement in net loss from continuing operations after reconciling adjustments, and changes in working capital of $13.0 million.

Investing Activities

Net cash flows provided by investing activities from continuing operations decreased by $70.4 million, from $185.3 million for the year ended December 31, 2023 to $114.9 million for the year ended December 31, 2024. The decrease is primarily due to a $58.8 million decrease in principal payments received on finance receivables at fair value as well as the consolidation of the 2022-2 securitization transaction which resulted in a cash inflow of $11.4 million during the year ended December 31, 2023.

Financing Activities

Net cash flows provided by financing activities from continuing operations decreased $238.0 million, from $223.2 million for the year ended December 31, 2023 to $14.8 million used in financing activities for the year ended December 31, 2024. The decrease was primarily related to a $251.0 million decrease in net cashflows related to our Warehouse Credit Facilities, as a result of fewer borrowings related to no longer originating loans for legacy Vroom customers and higher repayments following the 2024-1 securitization transaction, a $13.4 million decrease in net cashflows from financing of beneficial interests in securitizations, and a $9.0 million decrease in net cashflows from secured financing agreements. These decreases were partially offset by $36.5 million in repurchases of the Notes during the year ended December 31, 2023.

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

Finance Receivables at Fair Value

The valuation of finance receivables at fair value, for which the Company elected the fair value option in accordance with ASC 825 but are not related to consolidated CFEs, is derived from a model that estimates the present value of future cash flows. We estimate the present value of these future cash flows using a valuation model consisting of developed estimates that rely on unobservable assumptions third-party market participants would use in determining fair value, including prepayment speed, default rate, recovery rate, as well as certain macroeconomics events we believe market participants would consider relevant. All these assumptions are primarily based on historical performance. These valuation models are calculated by combining similarly priced loans and vintages to determine a stream of expected cash flows which are then discounted. The individual discounted pools of cash flows are then aggregated to determine the total expected discounted cash flows on the outstanding receivable at a given measurement period.

The estimates for the aforementioned assumptions significantly affect the reported amount (and changes thereon) of our finance receivables at fair value on our consolidated balance sheets and consolidated statements of operations.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vroom, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vroom, Inc. (debtor-in-possession) and its subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Discontinued Operations

As discussed in Note 1, Value Maximization Plan, and Note 5 to the consolidated financial statements, in 2024 the Board of Directors approved a value maximization plan, pursuant to which the Company discontinued its ecommerce operations and used vehicle dealership business.

Bankruptcy and Subsequent Event

As discussed in Note 1, The Prepackaged Chapter 11 Case and Conversion of Common Stock, Note 2, Bankruptcy, and Note 6 to the consolidated financial statements, Vroom, Inc. (the Debtor) filed a voluntary petition on November 13, 2024 with the United States Bankruptcy Court for the Southern District of Texas for relief under the provisions of Chapter 11 of the United States Code Bankruptcy Code. The conditions to the effectiveness of the Debtor’s plan of reorganization were satisfied or waived and on January 14, 2025 the plan of reorganization became effective, and the Debtor emerged from bankruptcy.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Fair Value of Finance Receivables and Finance Receivables Held for Sale

The Company’s finance receivables at fair value, that are not financial assets of consolidated collateralized financing entities, totaled $289,428 thousand at December 31, 2024. In addition, the Company’s finance receivables held for sale, which are recorded at the lower of cost or fair value, totaled $318,192 thousand at December 31, 2024. As discussed in Notes 2 and 16 to the consolidated financial statements, the Company estimates the fair value of finance receivable at fair value, that are not financial assets of consolidated financing entities, and finance receivables held for sale utilizing valuation models that include discounted cash flow models, incorporating key inputs including prepayment speeds, default rates, recovery rates and discount rates.

We identified the valuation of finance receivables at fair value and finance receivables held for sale as a critical audit matter due to the significant judgement required by management in determining assumptions, including the prepayment speed, default rate, recovery rate and discount rate.

Our audit procedures related to the valuation of finance receivables as of December 31, 2024 included the following procedures, amongst others:

•
We tested the data utilized in determining the assumptions related to prepayment speed, default rate and discount rate used in the valuation model for a selection of loans, obtaining and inspecting loan origination documents and supporting documentation for loan activity.
•
We evaluated the appropriateness of the valuation assumptions and the valuation model by inquiry of the Company’s third-party valuation expert.
•
With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions used, including whether the significant assumptions were appropriate and consistent with available external market and industry data.
•
We evaluated the consistency by which management has applied significant valuation assumptions related to prepayment speed, default rate, recovery rate and discount rate.

Long-lived Asset Impairment

As discussed in Note 2 to the consolidated financial statements, the Company determined a long-lived asset impairment evaluation triggering event existed as of December 31, 2024, indicating that the carrying amount of the United Auto Credit Corporation (UACC) asset group may not be recoverable. The Company compared the sum of estimated undiscounted future cash flows attributable to the UACC asset group to the UACC asset group’s carrying value, and determined that, as the sum of the estimated undiscounted future cash flows exceeded the carrying value, no impairment charges were necessary as a result of the triggering event that existed as of December 31, 2024.

We identified the long-lived asset impairment analysis related to the UACC asset group as a critical audit matter due to the significant judgement required by management in determining the estimated undiscounted future cash flows, including assumptions related to the forecasted net interest income, the forecasted earnings before tax, and the estimated residual value. Auditing management’s assumptions involved a high degree of auditor judgment and an increase in audit effort, including the use of valuation specialists, due to the impact management’s assumptions could have on the accounting estimate.

Our audit procedures related to the UACC asset group long-lived asset impairment analysis as of December 31, 2024, included the following procedures, amongst others:

•
We evaluated the reasonableness of assumptions related to forecasted net interest income and forecasted earnings before tax used in the undiscounted future cash flows by comparing the forecasts to the UACC asset group’s historical results.
•
With the assistance of our valuation specialists, we evaluated the reasonableness of the inputs into management’s estimate of the residual value of the UACC asset group, including whether the inputs into the estimated residual value were appropriate and consistent with available external market data.

We have served as the Company's auditor since 2024.

/s/ RSM US LLP

Los Angeles, California

March 11, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vroom, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Vroom, Inc. (debtor-in-possession) and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, in 2024, the Board of Directors approved a value maximization plan, pursuant to which the Company discontinued its ecommerce operations and wound down its used vehicle dealership business.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 13, 2024, except for the effects of discontinued operations discussed in Note 5, the effects of the revision discussed in Note 20, the change in composition of reportable segments discussed in Note 17, and the change in the manner in which the Company accounts for segments discussed in Note 2 to the consolidated financial statements, as to which the date is March 11, 2025

We served as the Company's auditor from 2016 to 2024.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$29,343	$135,585
Restricted cash (including restricted cash of consolidated VIEs of $48.1 million and $49.1 million, respectively)	49,026	73,234
Finance receivables at fair value (including finance receivables of consolidated VIEs of $467.3 million and $341.4 million, respectively)	503,848	348,670
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $310.0 million and $457.2 million, respectively)	318,192	503,546
Interest receivable (including interest receivables of consolidated VIEs of $13.3 million and $13.7 million, respectively)	14,067	14,484
Property and equipment, net	4,064	4,982
Intangible assets, net	104,869	131,892
Operating lease right-of-use assets	6,872	7,063
Other assets (including other assets of consolidated VIEs of $10.8 million and $13.3 million, respectively)	35,472	59,429
Assets from discontinued operations	943	196,537
Total assets	$1,066,696	$1,475,422
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Warehouse credit facilities of consolidated VIEs	$359,912	$421,268
Long-term debt (including securitization debt of consolidated VIEs of $210.7 million at amortized cost and $142.6 million at fair value as of December 31, 2024 and $314.1 million at fair value as of December 31, 2023)	381,366	626,583
Operating lease liabilities	11,065	10,459
Other liabilities (including other liabilities of consolidated VIEs of $13.8 million and $14.3 million, respectively)	49,699	61,321
Liabilities subject to compromise (Note 6)	291,577	—
Liabilities from discontinued operations	4,022	228,120
Total liabilities	1,097,641	1,347,751
Commitments and contingencies (Note 13)
Stockholders’ (deficit) equity:
Common stock, $0.001 par value; 500,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 1,822,532 and 1,791,286 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in-capital	2,094,889	2,088,381
Accumulated deficit	(2,125,836)	(1,960,712)
Total stockholders’ (deficit) equity	(30,945)	127,671
Total liabilities and stockholders’ (deficit) equity	$1,066,696	$1,475,422

See accompanying notes to these consolidated financial statements.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Interest income	$201,833	$178,482

Interest expense:
Warehouse credit facility	29,276	19,914
Securitization debt	30,084	21,979
Total interest expense	59,360	41,893
Net interest income	142,473	136,589

Realized and unrealized losses, net of recoveries	119,868	122,541
Net interest income after losses and recoveries	22,605	14,048

Noninterest income:
Servicing income	6,501	10,041
Warranties and GAP income (loss), net	(2,610)	5,713
CarStory revenue	11,610	12,384
Gain on debt extinguishment	—	37,878
Other income	10,850	9,110
Total noninterest income	26,351	75,126

Expenses:
Compensation and benefits	97,293	86,700
Professional fees	12,035	14,552
Software and IT costs	15,083	19,601
Depreciation and amortization	29,086	29,113
Interest expense on corporate debt	5,826	5,976
Impairment charges	5,159	—
Other expenses	16,294	17,687
Total expenses	180,776	173,629

Loss from continuing operations before reorganization items and provision for income taxes	(131,820)	(84,455)
Reorganization items, net	5,564	—
Loss from continuing operations before provision for income taxes	(137,384)	(84,455)
Provision for income taxes from continuing operations	856	642
Net loss from continuing operations	$(138,240)	$(85,097)
Net loss from discontinued operations	$(26,884)	(279,514)
Net loss	$(165,124)	$(364,611)

Net loss per share attributable to common stockholders, continuing operations, basic and diluted	$(76.24)	$(48.82)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted	$(14.83)	$(160.35)
Total net loss per share attributable to common stockholders, basic and diluted	$(91.07)	$(209.17)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,813,168	1,743,128

See accompanying notes to these consolidated financial statements.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2022	1,727,525	$2	$2,075,931	$(1,596,101)	$479,832
Stock-based compensation	—	$—	$10,051	$—	$10,051
Vesting of restricted stock units	20,278	—	—	—	—
Issuance of common stock related to at-the-market offering, net of offering costs	43,483	—	2,399	—	2,399
Net loss	—	—	—	(364,611)	(364,611)
Balance at December 31, 2023	1,791,286	$2	$2,088,381	$(1,960,712)	$127,671
Stock-based compensation	—	$—	$6,508	$—	$6,508
Vesting of restricted stock units	31,246	—	—	—	—
Net loss	—	—	—	(165,124)	(165,124)
Balance at December 31, 2024	1,822,532	$2	$2,094,889	$(2,125,836)	$(30,945)

See accompanying notes to these consolidated financial statements.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Operating activities
Net loss from continuing operations	$(138,240)	$(85,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment charges	5,159	—
Profit share receivable	11,643	—
Gain on debt extinguishment	—	(37,878)
Depreciation and amortization	29,086	29,113
Amortization of debt issuance costs	4,270	3,348
Losses on finance receivables and securitization debt, net	129,601	100,226
Losses on Warranties and GAP	8,020	7,110
Stock-based compensation expense	5,885	6,893
Provision to record finance receivables held for sale at lower of cost or fair value	(4,618)	20,566
Amortization of unearned discounts on finance receivables at fair value	(15,924)	(25,954)
Reorganization items	2,438	—
Other, net	(4,595)	(16,708)
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables, held for sale	(404,203)	(582,170)
Principal payments received on finance receivables, held for sale	186,799	105,858
Other	1,642	(1,606)
Interest receivable	417	(7,241)
Other assets	15,323	11,653
Other liabilities	(8,461)	(10,140)
Net cash used in operating activities from continuing operations	(175,758)	(482,027)
Net cash provided by (used in) operating activities from discontinued operations	78,721	(51,657)
Net cash used in operating activities	(97,037)	(533,684)
Investing activities
Finance receivables, held for investment at fair value
Purchases of finance receivables, held for investment at fair value	—	(3,392)
Principal payments received on finance receivables, held for investment at fair value	115,937	174,748
Consolidation of VIEs	—	11,409
Principal payments received on beneficial interests	2,433	5,193
Purchase of property and equipment	(3,487)	(2,624)
Net cash provided by investing activities from continuing operations	114,883	185,334
Net cash provided by (used in) investing activities from discontinued operations	17,692	(12,181)
Net cash provided by investing activities	132,575	173,153
Financing activities
Proceeds from borrowings under secured financing agreements, net of issuance costs	296,046	261,991
Principal repayment under secured financing agreements	(251,529)	(208,476)
Proceeds from financing of beneficial interests in securitizations	15,821	24,506
Principal repayments of financing of beneficial interests in securitizations	(13,428)	(8,698)
Proceeds from warehouse credit facilities	318,600	480,100
Repayments of warehouse credit facilities	(379,956)	(290,483)
Repurchases of convertible senior notes	—	(36,536)
Proceeds from the issuance of common stock in at-the-market offering, net of offering costs	—	2,399
Other financing activities	(364)	(1,653)
Net cash (used in) provided by financing activities from continuing operations	(14,810)	223,150
Net cash used in financing activities from discontinued operations	(151,178)	(125,810)
Net cash (used in) provided by financing activities	(165,988)	97,340
Net decrease in cash, cash equivalents and restricted cash	(130,450)	(263,191)
Cash, cash equivalents and restricted cash at the beginning of period	208,819	472,010
Cash, cash equivalents and restricted cash at the end of period	$78,369	$208,819

(Continued on following page)

VROOM, INC.

(DEBTOR-IN-POSSESSION)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest	$57,688	$40,460
Cash paid for professional fees for services rendered in connection with the Chapter 11 proceedings	$3,009	$—
Cash paid for income taxes	$(1,426)	$5,363
Supplemental disclosure of non-cash investing and financing activities:
Finance receivables from consolidation of 2022-2 securitization transaction	$—	$180,706
Elimination of beneficial interest from the consolidation of 2022-2 securitization transaction	$—	$9,811
Securitization debt from consolidation of 2022-2 securitization transaction	$—	$186,386
Reclassification of finance receivables held for sale to finance receivables at fair value, net	$—	$248,081

See accompanying notes to these consolidated financial statements.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business and Organization

Vroom, Inc., through its wholly owned subsidiaries (collectively, the "Company”), is a leading automotive finance company that offers vehicle financing to consumers through third-party dealers and an artificial intelligence ("AI")-powered analytics and digital services platform supporting the automotive industry.

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

The accounting requirements for reporting the Company's ecommerce operations and used vehicle dealership business as a discontinued operation were met as of March 29, 2024. Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the results of the Company's ecommerce operations and used vehicle dealership business as a discontinued operation for the periods presented. Refer to Note 5 — Discontinued Operations for further detail. The Company is now organized into two reportable segments: UACC and CarStory. The UACC reportable segment represents UACC’s operations with its network of third-party dealership customers, including the purchase and servicing of vehicle retail installment sales contracts. Prior to the Ecommerce Wind-Down, UACC also offered vehicle financing to Vroom’s customers through its ecommerce platform; the UACC reportable segment also includes the runoff of these previously originated contracts. The CarStory reportable segment represents sales of AI-powered analytics and digital services to automotive dealers, automotive financial services companies and others in the automotive industry. Refer to Note 17 — Segment Information for further detail.

The Prepackaged Chapter 11 Case

On November 12, 2024, Vroom Inc. (the "Company", and in the context of the Prepackaged Chapter 11 Case, the “Debtor”) entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with creditors holding the overwhelming majority of the aggregate outstanding principal amount of the Notes (as defined in Note 11, Long Term Debt) and the largest shareholder. The RSA contemplated a comprehensive restructuring of the Company’s debt obligations and capital structure to be implemented through a prepackaged plan of reorganization (the “Plan”) to be implemented through the filing of the Prepackaged Chapter 11 Case (as defined below). Capitalized terms used in this section but not defined herein have the meanings ascribed to them in the RSA.

On November 13, 2024, the Company commenced a voluntary proceeding (the “Prepackaged Chapter 11 Case”) under Chapter 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended from time to (the “Bankruptcy Code”) in

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the name “In re Vroom, Inc.” Case No. 24-90571 (CML). None of Vroom, Inc.’s subsidiaries were debtors in the Chapter 11 proceedings.

On January 14, 2025 (the “Effective Date”), the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective. The Company emerged from the Prepackaged Chapter 11 Case on January 14, 2025.

Conversion of Common Stock

Immediately prior to the Effective Date, there were 1,822,577 outstanding shares of the Company’s common stock, $0.001 par value per share (the “Common Stock”). The Company has adopted an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to, among other changes to the Company’s prior amended and restated certificate of incorporation, effect an automatic conversion of the Common Stock at a ratio of 1-for-5. As a result of the automatic conversion and the issuance of shares of Common Stock pursuant to the Plan, there were approximately 5,163,109 outstanding shares of newly issued Common Stock as of the Effective Date (the "New Common Stock").

Going Concern

As described above, the Company filed the Prepackaged Chapter 11 Case to implement the transactions described herein. As of January 14, 2025 the Company emerged from bankruptcy and continues to operate as a viable going concern.

The accompanying audited consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain prior year amounts have been reclassified to conform to the current year presentation related to discontinued operations and new financial statement presentation as a result of the Ecommerce Wind-Down, and the Company's 1-for-80 reverse stock split in February 2024.

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the years ended December 31, 2024, and 2023. Accordingly, net loss and comprehensive loss are the same for the periods presented.

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

Restricted Cash

Restricted cash primarily includes UACC restricted cash. UACC collects and services finance receivables under the securitization transactions and warehouse credit facilities. These collections are restricted for use until properly remitted each month under the terms of the servicing agreement. UACC also maintains a reserve account for each securitization and warehouse credit facility to provide additional collateral for the borrowings. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs and Note 11 — Long Term Debt for further detail.

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

Finance Receivables Held for Sale, Net

Finance receivables that the Company intends to sell and not hold to maturity are classified as held for sale. The Company intends to sell finance receivables through securitization transactions. Finance receivables classified as held for sale, for which the fair value option has not been elected, are recorded at the lower of cost or fair value. Deferred acquisition costs and any discounts are deferred until the finance receivables are sold and are then recognized as part of the total gain or loss on sale. Refer to Note 3 – Revenue Recognition.

The Company records a valuation allowance to report finance receivables at the lower of cost or fair value. To determine the valuation allowance, finance receivables are evaluated collectively as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differs from estimates, significant adjustments to the Company's valuation allowance may be needed. Fair value adjustments are recorded in "Realized and unrealized losses, net of recoveries" in the consolidated statements of operations. Principal balances and corresponding deferred acquisition costs and discounts of finance receivables are charged-off when the Company is unable to sell the finance receivable and the related vehicle has been repossessed and liquidated or the receivable has otherwise been deemed uncollectible. As of December 31, 2024 and 2023, the valuation allowance for finance receivables classified as held for sale was $31.1 million and $33.8 million, respectively. Refer to Note 16 – Financial Instruments and Fair Value Measurements.

Finance Receivables at Fair Value

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finance receivables for which the fair value option was elected under ASC 825 are classified as finance receivables at fair value. Finance receivables at fair value include both finance receivables held for sale at fair value as well as finance receivables held for investment at fair value. Finance receivables held for sale at fair value represent finance receivables that the Company intends to sell, as described above, but elected the fair value option. The aggregate principal balance and the fair value of the finance receivables held for sale at fair value was $365.0 million and $320.6 million, respectively, and the aggregate principal balance and the fair value of the finance receivables held for investment at fair value was $211.2 million and $183.2 million, respectively as of December 31, 2024. The Company did not have any finance receivables held for sale at fair value as of December 31, 2023.

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

Refer to Note 16 – Financial Instruments and Fair Value Measurements.

Consolidated CFEs

The 2022-2, 2023-1, and 2024-1 securitization transaction VIEs are consolidated collateralized financing entities (CFEs). Refer to Note 4 – Variable Interest Entities and Securitizations. During the years ended December 31, 2024 and 2023, the Company recognized the following revenue and expenses associated with these CFEs in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023
Interest income	$105,786	103,034
Interest expense	(30,263)	(22,178)
Realized and unrealized losses, net of recoveries	(64,754)	(71,062)
Noninterest income (loss), net	(2,103)	(4,532)

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

Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives of the assets:

Equipment	1 to 10 years
Furniture and fixtures	2 to 5 years
Leasehold improvements	Lesser of useful life or lease term
Internal-use software	1 to 10 years

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets

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

Leases

The Company determines if an arrangement is a lease at inception by evaluating if the asset is explicitly or implicitly identified or distinct, if the Company will receive substantially all of the economic benefit or if the lessor has an economic benefit and the ability to substitute the asset. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. The Company assesses whether the lease is an operating or finance lease at its inception. Operating lease liabilities are recognized at commencement date based on the present value of the lease payments over the lease term. As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the discount rates used to determine the present value of the Company’s lease liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset is the initial lease liability adjusted for any prepayments, initial indirect costs incurred by the Company, and lease incentives. The Company's operating leases are included in "Operating lease right-of-use assets," and "Operating lease liabilities" on the consolidated balance sheets. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement. Additionally, leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet and expenses for these leases are recognized on a straight-line basis over the lease term.

Long-lived asset impairment

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of filing of the Prepackaged Chapter 11 Case on November 13, 2024, the Company determined a triggering event existed as of December 31, 2024, indicating the carrying amount of our asset groups may not be recoverable. Therefore, the Company performed an evaluation of its assets for impairment. For the UACC asset group, as the carrying value of the asset group did not exceed the estimated undiscounted future cash flows, the asset group was deemed recoverable and no impairment charges were recognized. For the CarStory asset group, the carrying value of the asset group exceeded the estimated undiscounted future cash flows, however, it did not exceed the estimated fair value, as such, no impairment charges were recognized.

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

UACC’s customers, in this instance, are the third-party automotive dealers through which it purchases or acquires retail installment sale contracts for consumers. CarStory’s customers are dealers, automotive financial services

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

companies and others in the automotive industry who purchase CarStory’s digital retailing services. For the years ended December 31, 2024 and 2023, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of December 31, 2024 and 2023.

Bankruptcy

The Company applied FASB Codification Topic 852, Reorganizations ("ASC 852") in preparing the consolidated financial statements starting on the Prepackaged Chapter 11 Case petition date. ASC 852 requires the financial statements, for the periods subsequent to the petition date, up to and including the period of emergence from Chapter 11, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges are recorded as Reorganization items, net in the consolidated statements of operations. In addition, prepetition obligations that were impacted by the Chapter 11 process have been classified on the consolidated balance sheets as of December 31, 2024 as liabilities subject to compromise. These liabilities are reported at the amounts which were allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. Refer to Note 6 — Prepackaged Chapter 11 Case.

During the bankruptcy proceedings, the Company was operating as debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code. In general, as a debtor-in-possession under the Bankruptcy Code, the Debtor was authorized to continue to operate as an ongoing business, but would not have been able to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

The Company emerged from the Prepackaged Chapter 11 Case on January 14, 2025.

Liquidity

On January 14, 2025, the Company emerged from the Prepackaged Chapter 11 Case, as discussed in Note 1 — Description of Business and Basis of Presentation. On the Effective Date, each holder of the Notes received a pro rata share of 92.94% of the New Common Stock (subject to dilution) and all of the Company’s outstanding obligations under the Notes and the Indenture were deemed fully satisfied and discharged. Vroom, Inc. no longer has long-term debt, but UACC has securitization debt and their trust preferred securities.

As of December 31, 2024, the Company had cash and cash equivalents of $29.3 million and restricted cash of $49.0 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $48.1 million. The Company has historically had negative cash flows and generated losses from operations and the Company’s primary source of liquidity has been cash generated through financing activities.

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024, UACC has four warehouse credit facilities with an aggregate borrowing limit of $825.0 million and outstanding borrowings related to the Warehouse Credit Facilities were $359.9 million and excess borrowing capacity was $28.2 million. The terms of the facilities generally mature within two years and the Company typically renews the facilities in the ordinary course. On March 8, 2025, the Company renewed one of its Warehouse Credit Facilities, now expiring in June 2026. The remaining Warehouse Credit Facilities have terms expiring between July and September 2025. Refer to Note 10 — Warehouse Credit Facilities and Consolidated VIEs. The Company is having ongoing discussions with the remaining lenders to extend the terms beyond the current expiration dates and expects facilities to be amended and renewed at sufficient borrowing capacity. As of December 31, 2024, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

Failure to secure sufficient warehouse borrowing capacity beyond the expiration of the remaining facilities in 2025 or failure to satisfy the covenants therein and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and would have a material adverse effect on the financial condition, results of operations and liquidity of the Company. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 10 – Warehouse Credit Facilities of Consolidated VIEs for further discussion.

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement with Mudrick Capital Management, L.P. (“Lender”), who as of January 14, 2025 was a related party as they are a 76.5% shareholder of the Company, for a $25.0 million delayed draw term loan facility (“Delayed Draw Facility”). The Delayed Draw Facility allows for multiple drawdowns by each co-borrower, subject to satisfaction of usual and customary conditions precedent. The Delayed Draw Facility bears interest at a rate of Term SOFR +850 bps, payable quarterly in arrears, with a full payment-in-kind option. Interest is also payable upon any payment of principal. The co-borrowers’ obligations under the Delayed Draw Facility will be collateralized by asset backed residual certificates in certain UACC securitization trusts. The Delayed Draw Facility matures on December 31, 2026; however, borrowings can be prepaid at any time, in whole or in part, without penalty or premium. Once amounts are repaid they may not be reborrowed. The Delayed Draw Facility includes certain usual and customary covenants with respect to the co-borrowers’ activities and the collateral.

The Company expects to use cash and cash equivalents to finance future capital requirements and UACC’s Warehouse Credit Facilities to fund finance receivables. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC’s portfolio. Any future decreases on available advance rates may have an adverse impact on the Company's liquidity.

Upon our emergence from bankruptcy on January 14, 2025, the Company continues to operate as a viable going concern. The accompanying audited consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that it will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date.

The Company’s future capital requirements will depend on many factors, including the ability to realize the intended benefits of the Value Maximization Plan, Prepackaged Chapter 11 Case, and Long-Term-Strategic Plan, available advance rates on and the amendment and renewal of the remaining Warehouse Credit Facilities, the ability to meet the requirements for continued listing on the Nasdaq Global Market, the ability to complete additional securitization transactions on terms favorable to the Company, and future credit losses. The Company anticipates that existing cash and cash equivalents, the credit agreement with Mudrick Capital Management, L.P., and UACC's Warehouse Credit Facilities will be sufficient to support the Company’s ongoing operations and obligations, for at least the next twelve months from the date of issuance of the consolidated financial statements.

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. The Company adopted the guidance for fiscal year beginning January 1, 2024, on a retroactive basis, which did not have a material impact on the Company's consolidated financial statements and related disclosures. Refer to Note 17 — Segment Information.

Accounting Standards Issued But Not Yet Adopted

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

3. Revenue Recognition

The Company’s revenue is disaggregated within the consolidated statements of operations and is generated from consumers throughout the United States.

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

A portion of the fees earned on third-party financing and value-added products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of December 31, 2024 and December 31, 2023, the Company’s reserve for chargebacks was $9.1 million and $11.8 million, respectively, which are included within “Other liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to warranties and GAP income in the period identified. As of December 31, 2024 and December 31, 2023, the Company recognized $11.0 million and $22.3 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, which are included within “Other assets."

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In 2024, UACC completed the 2024-1 securitization transaction, in which it sold approximately $300.0 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $297.2 million. The trust is collateralized by finance receivables with an aggregate principal balance of $380.1 million as of April 30, 2024. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. As a result of market conditions, the Company retained the residual interests, therefore the 2024-1 securitization was accounted for as secured borrowings and remains on balance sheet pending the sale of such retained interests. The Company also repurchased $4.2 million of the non-investment grade securities related to the 2022-2 securitization transaction for $4.8 million.

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

UACC is the primary beneficiary of the 2024-1 and 2023-1 securitization trusts, as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. UACC also retained a portion of the economic interests in the 2024-1 and 2023-1 asset-backed securitization transactions, in the form of residual interests in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules"). The Risk Retention Rules require the Company to retain at least 5% of the beneficial interests issued by the securitization trusts. Refer to Note 11 – Long Term Debt for further details.

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UACC has four senior secured warehouse credit facilities. Through trusts, UACC entered into warehouse facility agreements with certain banking institutions, primarily to finance the purchase and origination of finance receivables as well as to provide funding for general operating activities. These trusts are secured by eligible finance receivables which are pledged as collateral for the warehouse facilities. These trusts are consolidated VIEs. Refer to Note 10 – Warehouse Credit Facilities of Consolidated VIEs for further details on the warehouse facilities.

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

	As of December 31, 2024
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$29,213	$18,895	$48,108
Finance receivables at fair value	214,420	252,900	467,320
Finance receivables held for sale	178,845	131,120	309,965
Interest receivable	6,892	6,370	13,262
Other assets	6,057	4,700	10,757
Total Assets	$435,427	$413,985	$849,412
Liabilities:
Securitization debt	$353,356	$—	$353,356
Warehouse credit facilities	—	359,912	359,912
Other liabilities	3,597	10,244	13,841
Total Liabilities	$356,953	$370,156	$727,109

	As of December 31, 2023
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$28,458	$20,688	$49,146
Finance receivables at fair value	316,998	24,446	341,444
Finance receivables held for sale	—	457,185	457,185
Interest receivable	6,107	7,586	13,693
Other assets	6,283	6,987	13,270
Total Assets	$357,846	$516,892	$874,738
Liabilities:
Securitization debt	$314,095	$—	$314,095
Warehouse credit facilities	—	421,268	421,268
Other liabilities	4,534	9,801	14,335
Total Liabilities	$318,629	$431,069	$749,698

1 Refer to Note 10 – Warehouse Credit Facilities of Consolidated VIEs for further details of the warehouse facilities.

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the power to direct the activities that are most significant to the entities, however, the Company concluded that it is not the primary beneficiary of the 2022-1 securitization trust because UACC retained interests in the VIE are insignificant. The beneficial interest retained by UACC included rated notes and unrated residual certificates issued by the 2022-1 securitization trust.

As of December 31, 2024 and 2023, the assets UACC retains in the unconsolidated VIEs were approximately $2.2 million and $4.5 million, respectively, and are included in "Beneficial interests in securitizations" in the Company's consolidated balance sheet. The beneficial interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities. During 2023, the Company entered into a Risk Retention Financing Facility to finance the majority of its retained beneficial interests in securitizations. Refer to Note 11 – Long Term Debt for further detail.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to unconsolidated VIEs (in thousands):

	As of December 31, 2024			As of December 31, 2023
	Aggregate Principal Balance	Carrying Value	Total Exposure	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$2,106	$1,992	$1,992	$4,538	$4,345	$4,345
Certificates	—	192	192	—	140	140
Other assets	310	310	310	310	310	310
Total unconsolidated VIEs	$2,416	$2,494	$2,494	$4,848	$4,795	$4,795

Total exposure represents the estimated loss UACC would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented above is not an indication of the Company's expected losses.

5. Discontinued Operations

As discussed in Note 1 – Description of Business and Basis of Presentation, the Ecommerce Wind-Down was substantially completed as of March 29, 2024. The Company's ecommerce operations were previously a reportable segment and the exit represents a strategic shift that had a major effect on the Company's operations and financial results. Therefore, in accordance with ASC 205, as of and for the year ended December 31, 2024, the Company reported the ecommerce operations and used vehicle dealership business as discontinued operations and recast prior periods to reflect this presentation.

During the year ended December 31, 2024, the Company incurred charges of approximately $15.8 million for severance and other personnel-related costs and approximately $13.9 million for contract and lease termination costs as a result of the Ecommerce Wind-Down recorded in "Net loss from discontinued operations" in the consolidated statements of operations.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the major income and expense line items from discontinued operations as reported in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2024	2023
Revenue:
Retail vehicle, net	$47,320	$566,560
Wholesale vehicle	140,714	104,119
Product, net	1,635	16,536
Total revenue	189,669	687,215
Cost of sales:
Retail vehicle	43,673	553,565
Wholesale vehicle	142,343	138,472
Total cost of sales	186,016	692,037
Total gross profit	3,653	(4,822)
Selling, general and administrative expenses	39,562	205,857
Loss (gain) on disposal of long lived assets	(10,159)	120
Depreciation and amortization	383	13,656
Impairment charges	—	48,748
Loss from operations	(26,133)	(273,203)
Interest expense	1,607	19,556
Interest income	(856)	(13,218)
Loss before provision for income taxes	(26,884)	(279,541)
Provision (benefit) for income taxes	-	(27)
Net loss from discontinued operations	$(26,884)	$(279,514)

The following table summarizes the major classes of assets and liabilities from discontinued operations as reported in the consolidated balance sheets:

	As of December 31,
	2024	2023
ASSETS
Inventory	$—	$163,250
Property and equipment, net	800	19,150
Other assets	143	14,137
Assets from discontinued operations	$943	$196,537
LIABILITIES
Accounts payable	$116	$6,439
Accrued expenses	3,906	27,133
Vehicle floorplan	—	151,178
Deferred revenue	—	14,025
Operating lease liabilities	—	23,461
Other liabilities	—	5,884
Liabilities from discontinued operations	$4,022	$228,120

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Prepackaged Chapter 11 Case

As discussed in Note 1 – Description of Business and Basis of Presentation, on November 13, 2024, the Company, and in the context of the Prepackaged Chapter 11 Case, the Debtor, commenced the Prepackaged Chapter 11 Case. On January 14, 2025, the Company emerged from bankruptcy.

On June 18, 2021, the Company issued $625.0 million aggregate principal amount of 0.75% unsecured Convertible Senior Notes due 2026 (the “Notes”), including $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the overallotment option granted to the initial purchasers. The Notes were issued pursuant to an indenture (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The filing of the Prepackaged Chapter 11 Case constituted an event of default, resulting in the immediate acceleration of the Company’s obligations to pay approximately $291.6 million in outstanding principal and interest under the Indenture. On January 14, 2025, by operation of the Plan, all outstanding obligations under the Notes and the Indenture were deemed fully satisfied and discharged.

Under Chapter 11, certain pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount are presented as liabilities subject to compromise on the Company’s consolidated balance sheet as of December 31, 2024. Contractual interest on prepetition debt obligations is equal to reported interest expense.

Upon emergence from bankruptcy on January 14, 2025, the Company converted 364,516 shares (after the automatic conversion of the Common Stock at a ratio of 1-for-5) of old Common Stock into New Common Stock, issued an additional 4,798,593 shares of Common Stock related to the conversion of the Notes, and provided the option for existing equityholders to purchase an additional 364,516 in new warrants. As the Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders because potentially dilutive common shares are not assumed to have been issued as their effect is anti-dilutive.

ASC 852 requires that, for periods including and after the filing of a Chapter 11 petition, the consolidated financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business.

The following table sets forth, as of December 31, 2024, information about the amounts presented as liabilities subject to compromise in the consolidated balance sheet (in thousands):

As of December 31,
2024
Convertible senior notes	291,577
Total liabilities subject to compromise	$291,577

Additionally, certain expenses resulting from and recognized during the bankruptcy proceedings are recorded in Reorganization items, net in the consolidated statement of operations. Reorganization items, net consisted of the following (in thousands):

Year Ended December 31,
2024
Debt valuation adjustments	$2,438
Professional fees	3,126
Total reorganization items, net	$5,564

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements below represent the condensed financial statements of the Debtor as of December 31, 2024 and for the year ended December 31, 2024:

VROOM, INC. (DEBTOR-IN-POSSESSION) CONDENSED BALANCE SHEETS (in thousands, except share and per share amounts)

As of December 31,
2024
ASSETS
Cash and cash equivalents	$5,356
Restricted cash	839
Investments in subsidiaries	253,210
Other assets	1,343
Total assets	$260,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	116
Due to affiliates	—
Long-term debt	—
Liabilities subject to compromise	291,577
Total liabilities	291,693
Total stockholders’ equity	(30,945)
Total liabilities and stockholders’ equity	$260,748

VROOM, INC. (DEBTOR-IN-POSSESSION) CONDENSED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)

Year Ended December 31,
2024
Noninterest income:
Gain on debt extinguishment	$—
Other income	943
Total noninterest income	943

Expenses:
Professional fees	2,727
Interest expense on corporate debt	3,428
Other expenses	738
Total expenses	6,893

Loss from continuing operations before reorganization items and provision for income taxes	(5,950)
Reorganization items, net	5,564
Loss from continuing operations before provision for income taxes	(11,514)
Provision for income taxes from continuing operations	—
Net loss from continuing operations	$(11,514)
Net loss from discontinued operations	$(205)
Net loss	$(11,719)

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VROOM, INC. (DEBTOR-IN-POSSESSION) CONDENSED STATEMENTS OF CASH FLOWS (in thousands)

Year Ended December 31,
2024
Operating activities
Net cash (used in) provided by operating activities from continuing operations	(29,459)
Net cash provided by (used in) operating activities from discontinued operations	(205)
Net cash (used in) provided by operating activities	(29,664)
Investing activities
Net cash provided by investing activities from continuing operations	34,291
Financing activities
Repurchases of convertible senior notes	—
Proceeds from the issuance of common stock in at-the-market offering, net of offering costs	—
Net cash provided by (used in) financing activities from continuing operations	—
Net decrease in cash, cash equivalents and restricted cash	4,627
Cash, cash equivalents and restricted cash at the beginning of period	1,568
Cash, cash equivalents and restricted cash at the end of period	$6,195

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Equipment	$2,841	$2,653
Furniture and fixtures	333	503
Leasehold improvements	693	434
Internal-use software	5,366	4,807
Other	693	1,370
	9,926	9,767
Accumulated depreciation and amortization	(5,862)	(4,785)
Property and equipment, net	$4,064	$4,982

Depreciation and amortization expense was $2.1 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively.

The Company recorded impairment charges for "Property and equipment, net" of $2.8 million for the year ended December 31, 2024, respectively, related to the Company's internal-use software that no longer have a planned future use.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$108,700	$(55,047)	$53,653	$108,700	$(38,050)	$70,650
Customer relationships	69,400	(26,011)	43,389	69,400	(17,336)	52,064
Trademarks and trade names	12,200	(4,373)	7,827	12,200	(3,022)	9,178
Total intangible assets	$190,300	$(85,431)	$104,869	$190,300	$(58,408)	$131,892

Amortization expense for intangible assets was $27.0 million and $27.0 million for the years ended December 31, 2024 and 2023, respectively.

The estimated amortization expense for intangible assets subsequent to December 31, 2024, consists of the following (in thousands):

Year Ending December 31:
2025	$27,022
2026	21,979
2027	21,882
2028	21,882
Thereafter	12,104
$104,869

9. Other Liabilities

The Company’s other liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Warranty and GAP liabilities	$17,163	$21,279
Dealer related liabilities	4,184	6,934
Accrued compensation and benefits	12,165	8,923
Accrued professional services	532	2,542
Accrued software and IT costs	252	1,011
Interest payable	4,096	4,183
Insurance payable	29	2,142
Other	11,278	14,307
Total other liabilities	$49,699	$61,321

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Warehouse Credit Facilities of Consolidated VIEs

UACC has four senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) with banking institutions as of December 31, 2024. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of December 31, 2024 and 2023, the Company had excess borrowing capacity of $28.2 million and $56.9 million on UACC's Warehouse Credit Facilities, respectively. The terms of the Warehouse Credit Facilities include the following (in thousands):

	Facility One	Facility Two	Facility Three	Facility Four
Execution date	May 30, 2012	November 19, 2013	July 11, 2019	November 18, 2022
Commitment termination date	July 21, 2025	June 2, 2025	August 29, 2025	September 12, 2025
Aggregate borrowings limit	$200,000	$200,000	$200,000	$225,000
As of December 31, 2024
Aggregate principal balance of finance receivables pledged as collateral	$—	$76,523	$223,901	$143,514
Outstanding balance	$—	$62,290	$175,568	$122,054
Restricted cash	$—	$3,169	$10,398	$5,328
As of December 31, 2023
Aggregate principal balance of finance receivables pledged as collateral	$223,207	$64,970	$165,927	$92,978
Outstanding balance	$177,375	$51,012	$117,264	$75,617
Restricted cash	$8,961	$2,550	$6,485	$2,692

As of December 31, 2024 and 2023, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 6.32% and 6.98%, respectively.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of December 31, 2024 and 2023, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

11. Long Term Debt

Debt instruments, excluding warehouse credit facilities of consolidated VIEs, which are discussed in Note 10 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	December 31,
	2024	2023
Convertible senior notes	$—	$286,800
Securitization debt of consolidated VIEs at fair value	142,629	314,095
Securitization debt of consolidated VIEs at amortized cost	210,727	—
Financing of beneficial interest in securitizations	17,700	15,378
Junior subordinated debentures	10,310	10,310
Total debt	$381,366	$626,583

Upon filing of the Prepackaged Chapter 11 Case, the convertible senior notes were reclassified to liabilities subject to compromise. See Note 6 — Prepackaged Chapter 11 Case for further details.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Senior Notes

On June 18, 2021, the Company issued $625.0 million aggregate principal amount of the Notes, including $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the overallotment option granted to the initial purchasers. The Notes were issued pursuant to an indenture (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.

On November 13, 2024, the Company commenced the Prepackaged Chapter 11 Case, pursuant to which each holder of an Allowed Unsecured Notes Claim (as defined therein) received, in full and final satisfaction, settlement, discharge and release of, and in exchange for, its Allowed Unsecured Notes Claim, its pro rata share of 92.94% of the New Common Stock (subject to dilution by the New Warrants, the MIP, and the Post-Effective Date Equity Awards, all terms as defined therein).

The filing of the Prepackaged Chapter 11 Case constituted an event of default, resulting in the immediate acceleration of the Company’s obligations to pay approximately $291.6 million in principal and interest under the Indenture. The Indenture provided that, as a result of the filing of the Prepackaged Chapter 11 Case, the principal, premium, if any, accrued and unpaid interest and any other monetary obligations due thereunder would be immediately due and payable. However, any enforcement of such payment obligations was stayed as a result of the filing of the Prepackaged Chapter 11 Case and was subject to the applicable provisions of the Bankruptcy Code. On January 14, 2025, the Effective Date, by operation of the Plan, all outstanding obligations under the Notes and the Indenture were deemed fully satisfied and discharged. At this time, approximately $290.5 million in aggregate principal amount of the Notes were outstanding.

Prior to the Effective Date, the Notes bore interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022. The Notes had a maturity date of July 1, 2026, subject to earlier repurchase, redemption or conversion. The total net proceeds from the offering, after deducting commissions paid to the initial purchasers and debt issuance costs paid to third-parties, were approximately $608.9 million.

In 2023, the Company repurchased $74.2 million in aggregate principal amount of the Notes, net of deferred issuance costs, for $36.5 million in open-market transactions. The Company recognized a gain on extinguishment of debt of $37.9 million for the year ended December 31, 2023.

The Company accounts for the Notes as a single liability-classified instrument measured at amortized cost. As a result of filing the bankruptcy petition, the Company wrote off the remaining unamortized debt discount and debt issuance costs of $2.4 million, recorded within "Reorganization items, net" on the consolidated statements of operations. The net carrying value was $290.5 million as of December 31, 2024. As of December 31, 2023, the unamortized debt discount and debt issuance costs was $3.7 million and the net carrying value was $286.8 million.

Prior to the filing of the bankruptcy petition, the Notes were issued at par value and fees associated with the issuance of these Notes were amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense for the years ended December 31, 2024 and 2023 were $3.4 million and $4.3 million, respectively. The effective interest rate of the Notes was 1.3% as of December 31, 2024.

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon the issuance of the securitization debt for the 2023-1 and 2024-1 securitization transactions, UACC retained the residual interests. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it is responsible for the administration and collection of the amounts owed under the contracts. In the first quarter of 2023, UACC waived its servicing fees related to the 2022-2 securitization and subsequently consolidated the 2022-2 trust. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $29.2 million and $28.5 million as of December 31, 2024 and 2023, respectively.

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

The securitization debt issued is included in "Long-term debt" on the condensed consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of December 31, 2024
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2022-2-C	May 10, 2027	$26,533	5.81%	$5,265	$5,265
United Auto Credit 2022-2-D	January 10, 2028	32,889	6.84%	32,889	32,836
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	28,440	16,922
United Auto Credit 2023-1-C	July 10, 2028	33,326	6.28%	27,657	27,731
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	35,653	36,149
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	23,726
Total rated notes at fair value		$185,097		$153,160	$142,629

United Auto Credit 2024-1-A	August 10, 2026	$132,340	6.17%	$45,490
United Auto Credit 2024-1-B	June 10, 2027	42,770	6.57%	42,770
United Auto Credit 2024-1-C	October 10, 2029	35,190	7.06%	35,190
United Auto Credit 2024-1-D	November 12, 2029	52,160	8.30%	52,160
United Auto Credit 2024-1-E	November 12, 2030	37,540	10.45%	37,540
Total rated notes at amortized cost		$300,000		$213,150
Unamortized debt issuance costs				$2,423
Net carrying value				$210,727

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The final scheduled payment date represents legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $161.4 million in 2025, $96.8 million in 2026, and $108.1 million in 2027.

In February 2024, UACC exercised its option to repurchase the 2021-1 securitization debt for a total redemption price of $35.6 million.

The aggregate principal balance and the net carrying value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of December 31,
	2024		2023
	Aggregate Principal Balance	Net Carrying Value	Aggregate Principal Balance	Net Carrying Value
United Auto Credit 2021-1	$—	$—	$38,951	$35,790
United Auto Credit 2022-2	65,096	57,130	125,072	111,379
United Auto Credit 2023-1	106,920	92,041	197,586	169,829
United Auto Credit 2024-1	275,567	244,094	—	—
Total finance receivables of CFEs	$447,583	$393,265	$361,609	$316,998

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The outstanding balance of this facility, net of unamortized debt issuance costs, was $17.7 million and $15.4 million as of December 31, 2024 and December 31, 2023, respectively, and is included in "Long-term debt" on the consolidated balance sheet. As of December 31, 2024 and December 31, 2023, the fair value of the collateral pledged under this facility was $18.3 million and $15.8 million, respectively.

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

12. Leases

The Company’s leasing activities primarily consist of real estate leases for its operations, primarily related to office space and equipment used in the normal course of business. The real estate leases have terms ranging from two to eight years. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. The Company does not have any material leases, individually or in the aggregate, classified as a finance leasing arrangement.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company’s real estate leases often require it to make payments for maintenance in addition to rent, as well as payments for real estate taxes and insurance. Maintenance, real estate taxes, and insurance payments are generally variable costs which are based on actual expenses incurred by the lessor. Therefore, these amounts are not included in the consideration of the contract when determining the right-of-use asset and lease liability but are reflected as variable lease expenses.

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

Lease term and discount rate

The weighted-average remaining lease term and discount rate for the Company’s operating leases, excluding short-term operating leases, were 6.0 years and 7.9% as of December 31, 2024, respectively, and 5.6 years and 7.6% as of December 31, 2023, respectively.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease costs and activity

The Company’s lease costs and activity for the years ended December 31, 2024 and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Lease Cost
Operating lease cost	2,063	$1,840
Short-term lease cost	39	—
Variable lease cost	671	526
Sublease income	(868)	(379)
Net lease cost	$1,905	$1,987

	Year Ended December 31,
	2024	2023
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,424	$2,480
Right-of-use assets obtained in exchange for operating lease liabilities	$3,428	$7,155

The Company incurred impairment charges related to operating lease right-of-use assets of $2.4 million for the year ended December 31, 2024, related to costs associated with planned facility closures that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

Maturity of Lease Liabilities

The maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s consolidated balance sheet as of December 31, 2024 were as follows (in thousands):

2025	2,863
2026	2,041
2027	2,099
2028	2,162
2029	1,844
Thereafter	3,139
Total lease payments	14,148
Less: interest	(3,083)
Present value of lease liabilities	$11,065

Operating lease liabilities	$11,065

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Commitments and Contingencies

Litigation

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business and an unfavorable resolution of any of these matters could materially affect the Company’s future results of operations, cash flows or financial position. On November 13, 2024, the Company commenced the Prepackaged Chapter 11 Case under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, under the name In re Vroom, Inc., Case No. 24-90571 (CML).

On January 8, 2025, the Bankruptcy Court entered an order (a) approving the Debtor’s disclosure statement, (b) confirming the Prepackaged Plan of Reorganization of Vroom, Inc. under Chapter 11 of the Bankruptcy Code (the “Plan”), and (c) granting related relief. On January 14, 2025, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective, and the Company emerged from the Prepackaged Chapter 11 Case.

Additionally, from time to time, the Company is also party to various disputes that the Company considers routine and incidental to its business. The Company does not expect the results of any of these routine actions to have a material effect on the Company’s business, results of operations, financial condition, or cash flows. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred.

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company expects that the claims asserted in all six of the above derivative suits will be dismissed because the claims asserted in these cases were released by the January 8, 2025 order of the U.S. Bankruptcy Court for the Southern District of Texas confirming the Company’s plan of reorganization.

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

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfilment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. In May 2022, Vroom Automotive, LLC and the Attorney General of the State of Texas agreed to a temporary injunction in which Vroom Automotive, LLC agreed to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. In December 2023, Vroom, Inc., Vroom Automotive, LLC and the Attorney General of the State of Texas reached a final agreement to resolve all claims in the petition, without any admission of wrongdoing by either Vroom entity. Under the agreement, the Company agreed to pay a total of $2 million in civil penalties and $1 million in attorneys' fees, with the first half due and paid in September 2024 and the remaining half due in September 2025, and abide permanently by an injunction of certain operational practices that were previously implemented.

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

Nasdaq Notice of Delisting

On November 21, 2024, the Company received a notice from the Nasdaq Listing Qualifications Department that Nasdaq had determined to delist the Company’s Common Stock. Nasdaq reached its decision that the Company was no longer suitable for listing pursuant to Nasdaq Listing Rules 5101, 5110(b), and IM-5101-1, as a result of the Company’s

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

filing of the Prepackaged Chapter 11 Case on November 13, 2024. On November 28, 2024, the Company requested a hearing before a Nasdaq Hearing Panel. During the pendency of our appeal, on December 2, 2024, the Common Stock was suspended from trading on Nasdaq and was quoted on an over-the-counter market. Following the Company’s emergence from the Prepackaged Chapter 11 Case on January 14, 2025, all previously issued and outstanding equity interests in Vroom were cancelled and extinguished, all trading of the Common Stock ceased on the over-the-counter market, and Nasdaq issued a Moot Letter to cancel the hearing and close the matter. On February 20, 2025, the New Common Stock was relisted for trading on the Nasdaq Global Market.

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

14. Preferred Stock and Stockholders’ Equity

Preferred Stock

On June 11, 2020, the Company amended its certificate of incorporation to authorize the issuance of up to 10,000,000 shares of preferred stock. As of December 31, 2024, there was no preferred stock issued or outstanding.

On January 14, 2025, the Company amended its certificate of incorporation to authorize the issuance of up to 5,000,000 shares of preferred stock, $0.001 par value per share, there was no preferred stock issued or outstanding.

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

As previously disclosed, effective as of January 14, 2025, the Company amended its certificate of incorporation to authorize the issuance of up to 250,000,000 shares of Common Stock, $0.001 par value per share as well as effect an automatic conversion of the Common Stock at a ratio of 1-for-5, which is referred to as New Common Stock.

15. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (“the 2020 Plan”), which authorized the issuance of (i) up to 37,379 shares of the Company’s common stock, (ii) an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030 of up to 4% of the shares of common stock outstanding on an as-converted basis on the last day of the immediately preceding fiscal year, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. As of December 31, 2024, the Company has registered an additional 264,299 shares of the Company's common stock to be issued pursuant to the 2020 Plan. Effective as of June 13, 2024, the stockholders approved an amendment to the 2020 Plan to increase the number of authorized shares by 350,000 shares. As of December 31, 2024, there were 458,470 shares available for future issuance under the 2020 Plan.

On May 20, 2022, the Company adopted the 2022 Inducement Award Plan (the “Inducement Award Plan”). Awards under the Inducement Award Plan may only be granted to a newly hired employee who has not previously been an employee or a member of the Board or an employee who is being rehired following a bona fide period of non-employment by the Company, in each case as a material inducement to the employee’s entering into employment. An

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate of 37,500 shares of the Company’s common stock are reserved for issuance under the Inducement Award Plan. As of December 31, 2024, there were 32,444 shares available for future issuance under the Inducement Award Plan.

RSUs

The following table summarizes restricted stock unit ("RSUs") activity for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested and outstanding as of December 31, 2023	174,114	$124.59
Granted	6,203	12.54
Vested and released	(31,257)	181.01
Forfeited / cancelled	(17,610)	91.67
Outstanding as of December 31, 2024	131,450	$87.02
Vested and exercisable	(6,430)	93.32
Unvested and outstanding as of December 31, 2024	125,020	$86.69

The Company recognized $5.8 million and $6.9 million of stock-based compensation expense related to RSUs for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company had $1.2 million and $4.5 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 0.7 and 1.1 years, respectively.

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$17,626	$—	$—	$17,626
CFE assets:
Finance receivables	—	—	214,420	214,420
Finance receivables at fair value	—	—	289,428	289,428
Other assets (beneficial interests in securitizations)	—	2,184	—	2,184
Total financial assets	$17,626	$2,184	$503,848	$523,658
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	125,707	16,922	142,629
Total financial liabilities	$—	$125,707	$16,922	$142,629

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$27,121	$—	$—	$27,121
CFE assets:
Finance receivables	—	—	316,998	316,998
Finance receivables at fair value	—	—	31,672	31,672
Other assets (beneficial interests in securitizations)	—	4,485	—	4,485
Total financial assets	$27,121	$4,485	$348,670	$380,276
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	314,095	—	314,095
Total financial liabilities	$—	$314,095	$—	$314,095

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2024	$316,998	$31,672	$—
Transfer within Level 3 categories	52,279	(52,279)	—
Transfers into Level 3	—	—	20,864
Losses included in realized and unrealized losses	(55,166)	(21,513)	(3,942)
Losses included in Warranties and GAP	(2,571)	(1,931)	—
Issuances, net of discount	—	404,089	—
Paydowns	(109,136)	(68,163)	—
Other	12,016	(2,447)	—
Fair value as of December 31, 2024	$214,420	$289,428	$16,922

	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value
Fair value as of January 1, 2023	$77,904	$75,270
Reclassification of finance receivables held for sale to finance receivables at fair value, net	248,081	—
Transfer within Level 3 categories	23,338	(23,338)
Consolidation of VIEs	180,706	—
Losses included in realized and unrealized losses	(80,677)	(1,398)
Losses included in Warranties and GAP	(4,296)	(78)
Issuances, net of discount	—	3,392
Paydowns	(151,032)	(23,716)
Other	22,974	1,540
Fair value as of December 31, 2023	$316,998	$31,672

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis. During the year ended December 31, 2024, transfers into Level 3 liabilities related to not achieving consensus pricing from third-party broker dealers on the 2022-2 E rated notes related to the securitization debt of consolidated CFEs. During the year ended December 31, 2023, $180.7 million of finance receivables related to the 2022-2 securitization transaction were consolidated and classified as Level 3 and $248.1 million of finance receivables held for sale related to the 2023-1 securitization transaction were reclassified to Level 3 finance receivables of consolidated CFEs.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Realized and unrealized losses, net of recoveries" in the consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Year Ended December 31,
	2024	2023
Financial Assets
Finance receivables of CFEs	$45,569	$75,064
Finance receivables at fair value	21,455	(2,103)
Beneficial interests in securitizations	(216)	1,103
Financial Liabilities
Debt of securitized VIEs	(7,358)	(5,635)
Total net loss included in "Realized and unrealized losses, net of recoveries"	$59,450	$68,429

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of December 31, 2024	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$244,345	$331,882
Aggregate fair value of finance receivables that are reported at fair value	$214,420	$289,428
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$5,969	$3,663
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,228	$2,551

As of December 31, 2023	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$361,609	$36,207
Aggregate fair value of finance receivables that are reported at fair value	$316,998	$31,672
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$6,700	$717
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,921	$544

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of December 31, 2024	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$153,160
Aggregate fair value of rated notes of securitized VIEs	$142,629

As of December 31, 2023	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$318,085
Aggregate fair value of rated notes of securitized VIEs	$314,095

VROOM, INC.

(DEBTOR-IN-POSSESSION)

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

Finance receivables held for sale, net: For finance receivables eligible to be sold in a securitization, the Company determines the fair value of these finance receivables utilizing sales prices based on estimated securitization transactions, adjusted for transformation costs, risk and a normal profit margin associated with securitization transactions. Such fair value measurement is considered Level 3 of the fair value hierarchy. As of December 31, 2024, the carrying value and fair value of these finance receivables held for sale, net were $114.6 million. As of December 31, 2023, the Company determined that all of these finance receivables should be marked to their fair value of $468.8 million based on the results of the Company's lower of amortized cost basis or fair value analysis.

For finance receivables that were securitized, the Company determines the fair value of these finance receivables by estimating the proceeds that would be generated from selling the notes and the residual interests in the securitization trust. The fair value of the notes was determined utilizing non-binding quoted prices provided by broker dealers, as discussed above, and the Company uses a discounted cash flow model to estimate the fair value of the residual interests in the trust. Such fair value measurement is considered Level 3 of the fair value hierarchy. As of December 31, 2024, the carrying value and fair value of these finance receivables held for sale, net were $178.8 million and $183.3 million, respectively. As of December 31, 2023, there were no finance receivables held for sale that were securitized. The significant unobservable inputs utilized in the discounted cashflow model include the following:

Inputs as of December 31,
Unobservable inputs	2024
Cumulative net loss	24.2%
Recoveries	30%
Discount Rate	17%-19%

In addition, the Company has finance receivables that are currently ineligible to be sold in a securitization. As of December 31, 2024 and 2023, the carrying value and fair value of these finance receivables held for sale, net were $24.8 million and $34.8 million, respectively. These are finance receivables that became delinquent and currently do not meet the securitization criteria. The Company uses a discounted cash flow model to estimate the fair value of future recoveries for these finance receivables. Such fair value measurement is considered Level 3 of the fair value hierarchy. The significant unobservable inputs utilized in the discounted cashflow model include the following:

	Inputs as of December 31,
Unobservable inputs	2024	2023
Cumulative net loss	19.3% - 33.2%	20.6% - 27.3%
Recoveries	26.3% - 47.2%	12.7% -20.1%
Discount Rate	14.5%	15.0%

Convertible Senior Notes: The fair value of the Notes, which are not carried at fair value on the accompanying consolidated balance sheets, was determined utilizing actual bids and offer prices of the Notes in markets that are not active and are classified within Level 2 of the fair value hierarchy.

	December 31,
	2024	2023
Carrying value	$290,488	$286,800
Fair value	$145,244	$152,506

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securitization Debt: The fair value of the 2024-1 securitization debt, which is not carried at fair value on the accompanying condensed consolidated balance sheets, was determined utilizing non-binding quoted prices provided by broker dealers, as discussed above, and classified as Level 2 of the fair value hierarchy.

December 31,
2024
Carrying value	$210,727
Fair value	$213,988

Financing of beneficial interests in securitizations: The fair value of the financing of beneficial interests in securitizations, which are not carried at fair value on the accompanying consolidated balance sheets, approximated their carrying value as of December 31, 2024 and December 31, 2023 and are classified within Level 3 of the fair value hierarchy.

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the accompanying consolidated balance sheets, approximated their carrying value as of December 31, 2024 and 2023 and are classified within Level 3 of the fair value hierarchy.

17. Segment Information

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

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Company’s CODM is the chief executive office (“CEO”). The CODM reviews Adjusted EBITDA for each of the reportable segments. Adjusted EBITDA is defined as net loss before interest expense on corporate debt, interest income on cash and cash equivalents, income tax expense, depreciation and amortization expense, stock compensation expense, bankruptcy costs, reorganization items, severance expense related to the continuing operations, gain on debt extinguishment and long-lived asset impairment charges, incurred by the segment. All expense categories on the consolidated statement of operations are significant and there are no other significant segment expenses that would require disclosure. There are no intra-entity sales and no significant expense categories regularly provided to the CODM beyond those disclosed in the consolidated statement of operations. The CODM manages the business using consolidated expense information, adjusted for items that are non-recurring or not core to the Company’s operating business as disclosed above, as well as regularly provided budgeted or forecasted expense information for each operating segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of December 31, 2024 and December 31, 2023, long-lived assets were predominantly located in the United States.

The UACC reportable segment represents UACC’s operations with its network of third-party dealership customers, including the purchases and servicing of vehicle installment contracts. The segment also includes the runoff portfolio of retail installment sale contracts originated for Vroom or purchased from Vroom prior to the Ecommerce Wind-Down.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CarStory reportable segment represents sales of AI-powered analytics and digital services to automotive dealers, automotive financial services companies and others in the automotive industry.

Information about the Company’s reportable segments and corporate activities are as follows (in thousands):

	Year Ended December 31,
	2024				2023
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$203,962	$—	$(2,129)	$201,833	$180,970	$—	$(2,488)	$178,482

Interest expense:
Warehouse credit facility	29,276	—	—	29,276	19,914	—	—	19,914
Securitization debt	30,084	—	—	30,084	21,979	—	—	21,979
Total interest expense	59,360	—	—	59,360	41,893	—	—	41,893
Net interest income	144,602	—	(2,129)	142,473	139,077	—	(2,488)	136,589

Realized and unrealized losses, net of recoveries	98,629	—	21,239	119,868	92,372	—	30,169	122,541
Net interest income after losses and recoveries	45,973	—	(23,368)	22,605	46,705	—	(32,657)	14,048

Noninterest (loss) income:
Servicing income	6,501	—	—	6,501	10,041	—	—	10,041
Warranties and GAP income (loss), net	7,789	—	(10,399)	(2,610)	7,871	—	(2,158)	5,713
CarStory revenue	—	11,610	—	11,610	—	12,384	—	12,384
Gain on debt extinguishment	—	—	—	—	—	—	37,878	37,878
Other income	8,334	692	1,824	10,850	3,209	444	5,457	9,110
Total noninterest (loss) income	22,624	12,302	(8,575)	26,351	21,121	12,828	41,177	75,126

Expenses:
Compensation and benefits	76,374	10,293	10,626	97,293	67,807	8,953	9,940	86,700
Professional fees	3,506	152	8,377	12,035	5,395	341	8,816	14,552
Software and IT costs	10,397	215	4,471	15,083	10,116	197	9,288	19,601
Depreciation and amortization	22,683	6,403	—	29,086	22,685	6,428	—	29,113
Interest expense on corporate debt	2,396	—	3,430	5,826	1,680	—	4,296	5,976
Impairment charges	5,159	—	—	5,159	—	—	—	—
Other expenses	9,457	414	6,422	16,294	7,809	584	9,295	17,687
Total expenses	129,972	17,477	33,326	180,776	115,492	16,503	41,635	173,629

Adjusted EBITDA	$(29,808)	$912			$(23,185)	$3,399

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between reportable segment Adjusted EBITDA to consolidated loss from continuing operations before provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Adjusted EBITDA by Segment
UACC	$(29,808)	$(23,185)
CarStory	912	3,399
Total	$(28,896)	$(19,786)

Interest expense on corporate debt	(2,396)	(1,680)
Interest income on cash and cash equivalents	2,864	2,481
Depreciation and amortization	(29,086)	(29,113)
Stock compensation expense	(3,077)	(3,243)
Severance	(800)	—
Impairment charges	(5,159)	—
Corporate loss from continuing operations before reorganization items and provision for income taxes	(65,270)	(33,114)
Loss from continuing operations before reorganization items and provision for income taxes	$(131,820)	$(84,455)

18. Income Taxes

Income Tax Provision

Domestic and foreign pretax income (loss) from continuing operations are as follows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Domestic	$(138,554)	$(85,050)
Foreign	1,170	595
Total	$(137,384)	$(84,455)

The components of the provision for income taxes from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$—	$—
State and local	680	553
Foreign	176	89
Total current tax expense	856	642
Deferred tax (benefit):
Federal	—	—
State and local	—	—
Foreign	—	—
Total deferred tax (benefit)	—	—
Provision (benefit) for income taxes	$856	$642

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Tax Rate Reconciliation

The Company’s effective tax rate from continuing operations for the years ended December 31, 2024 and 2023 was (0.62)% and (0.76)%, respectively.

A reconciliation of the provision for income taxes from continuing at the statutory rate to the amount reflected in the consolidated statements of operations is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Income taxes at statutory rate	$(28,850)	$(17,736)
State income taxes, net of federal benefit	(9,747)	(14,694)
Foreign Rate Differential	(70)	(36)
Permanent differences	476	1,437
Change in valuation allowance	38,970	32,185
Other	77	(514)
Provision for income taxes	$856	$642

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

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities from continuing operations are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$415,372	$365,841
Warranty Chargeback reserves	2,324	1,634
Stock-based compensation	3,637	2,169
Depreciation	645	—
Lease Liability	2,853	2,677
Unrealized Gains/Losses	795	3,636
Other	4,228	2,213
Total deferred tax assets	429,854	378,170
Less: valuation allowance	(395,293)	(337,871)
Net deferred tax assets	34,561	40,299
Deferred tax liabilities:
Intangible amortization	(26,837)	(33,419)
Depreciation	—	(121)
Repo Expenses	(5,948)	(4,966)
Right of Use Asset	(1,776)	(1,793)
Net deferred tax liabilities	(34,561)	(40,299)
Net deferred income taxes	$—	$—

As of December 31, 2024, 2023, and 2022, the consolidated valuation allowance balance for both continuing and discontinued operations was $400.2 million, $358.7 million and $258.8 million, respectively and the consolidated change in valuation allowance for both continuing and discontinued operations was $41.5 million and $99.9 million for the years ended December 31, 2024 and 2023, respectively.

Net Operating Losses

As of December 31, 2024, the Company had total net operating loss carryforwards for U.S. federal income tax purposes of $1,697.0 million, of which $168.5 million expire from 2028 through 2037 and $1,528.5 million do not expire. The Company has net operating loss carryforwards for state income tax purposes of $919.2 million, which expire from 2034 through 2042.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2018 and prior. The company is not currently under audit for any US federal or state income tax audits.

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

Uncertain Tax Positions

The Company has not identified any uncertain tax positions as of December 31, 2024 or 2023. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended December 31,
(in thousands, except share and per share amounts)	2024	2023
Net loss from continuing operations	$(138,240)	$(85,097)
Net loss from discontinued operations	$(26,884)	$(279,514)
Net loss	$(165,124)	$(364,611)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,813,168	1,743,128
Net loss per share attributable to common stockholders, continuing operations, basic and diluted	$(76.24)	$(48.82)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted	$(14.83)	$(160.35)
Total net loss per share attributable to common stockholders, basic and diluted	$(91.07)	$(209.17)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	As of December 31,
	2024	2023
Convertible senior notes	64,829	64,830
Stock options	23,214	26,088
Restricted stock units	131,450	175,266
Total	219,493	266,184

20. Revised Consolidated Financial Statements Information

In March 2024, in connection with the Ecommerce Wind-Down, the Company identified errors related to an overstatement of credit balances in other current liabilities and accounts payable as of and prior to December 31, 2023. The Company incorrectly recorded approximately $1.4 million of other current liabilities and $4.1 million of accounts payable, instead of a reduction in operating expenses of $5.5 million, of which $4.6 million related to annual periods prior to 2023. The Company evaluated the impact of these errors and concluded that they are not material to any previously issued annual or interim consolidated financial statements. As a result of these errors, the Company has revised the consolidated financial statements as of December 31, 2023 and for the year then ended. The Company has reflected these revisions in its 2024 Quarterly Reports on Form 10-Q and in its 2024 Annual Report on Form 10-K.

The following table (in thousands) sets forth the Company’s consolidated results of operations for the year ended December 31, 2023, which have been retrospectively adjusted for the impact of the immaterial errors identified as well as new financial statement presentation and discontinued operations presentation related to the Ecommerce Wind-Down.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31, 2023

	As Reported	Adjustments	Discontinued Operations	Presentation Reclasses (1)	As Recasted and Revised
Total revenue	$893,203	$—	$(687,215)	$(205,988)	$—
Total cost of sales	731,256	—	(692,037)	(39,219)	—
Total gross profit	161,947	—	4,822	(166,769)	—

Selling, general and administrative expenses	340,657	(929)	(205,977)	(133,751)	—
Depreciation and amortization	42,769		(13,656)	(29,113)	—
Impairment charges	48,748		(48,748)		—
Loss from operations	(270,227)	929	273,203	(3,905)	—

Gain on debt extinguishment	(37,878)	—	—	37,878	—
Interest expense	45,445		(19,556)	(25,889)	—
Interest income	(21,158)		13,218	7,940	—
Other loss (income), net	108,289	—	—	(108,289)	—

Interest income				$178,482	$178,482

Total interest expense				41,893	41,893
Net interest income				136,589	136,589

Realized and unrealized losses, net of recoveries				122,541	122,541
Net interest income after losses and recoveries				14,048	14,048

Total noninterest (loss) income				75,126	75,126

Total expenses				173,629	173,629

Loss before provision (benefit) for income taxes	(364,925)	929	279,541	(84,455)	(84,455)
Provision (benefit) for income taxes	615		27		642
Net loss from continuing operations					(85,097)
Net loss from discontinued operations					(279,514)
Total net loss	$(365,540)	$929			(364,611)

Net loss per share attributable to common stockholders, continuing operations, basic and diluted					(48.82)
Net loss per share attributable to common stockholders, discontinued operations, basic and diluted					(160.35)
Total net loss per share attributable to common stockholders, basic and diluted	$(209.70)				$(209.17)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	1,743,128				1,743,128

(1) Reflects revised presentation as a result of the Ecommerce Wind-Down.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impacts to our Consolidated Balance Sheet as of December 31, 2023 were as follows (in thousands):

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

There is no impact to our Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2023 other than the impact to accumulated deficit as a result of the changes in net loss as presented above and as a result of impacts for periods prior to 2023 decreasing opening accumulated deficit as of December 31, 2022 by $4.6 million.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There is no impact to net cash used in (provided by) operating activities; investing activities or financing activities in our Consolidated Statements of Cash Flows.

21. Subsequent Event

As discussed in Note 1 – Description of Business and Basis of Presentation, on November 13, 2024, the Company commenced the Prepackaged Chapter 11 Case. On the Effective Date, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective. The Company emerged from the Prepackaged Chapter 11 Case on January 14, 2025.

In connection with the Company's emergence from bankruptcy and in accordance with ASC Topic 852, the Company qualified for and adopted fresh start accounting on the Effective Date. The Company was required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company, and (ii) the reorganization value of the assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. References to “Successor” relate to the Company's financial position and results of operations after the Effective Date. References to “Predecessor” refer to the Company's financial position and results of operations on or before the Effective Date.

In accordance with ASC Topic 852, with the application of fresh start accounting, the Company will allocate the reorganization value to its individual assets and liabilities based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The reorganization value represents the fair value of the Successor Company's assets before considering liabilities. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after January 14, 2025 will not be comparable with the consolidated financial statements as of or prior to that date.

Conversion of Common Stock

Immediately prior to the Effective Date, there were 1,822,577 outstanding shares of the Company’s Common Stock. The Company has adopted an Amended and Restated Certificate of Incorporation to, among other changes to the Company’s prior amended and restated certificate of incorporation, effect an automatic conversion of the Common Stock at a ratio of 1-for-5. As a result of the automatic conversion and the issuance of shares of Common Stock pursuant to the Plan, there were approximately 5,163,109 outstanding shares of New Common Stock as of the Effective Date.

2020 Incentive Award Plan

Pursuant to the Plan, the Company’s existing 2020 Incentive Award Plan (as amended from time to time, the “2020 Plan”), was amended to increase the number of shares reserved for issuance under the 2020 Plan to account for the proposed post-emergence management incentive program, which accounts for 15% of the fully-diluted shares of New Common Stock as of immediately following the Effective Date, inclusive of the Warrants, the management incentive program and the converted existing equity awards: 10% will be allocated for awards of restricted stock units and 5% will be allocated for awards of stock options.

Amendment to Articles of Incorporation or Bylaws

On January 14, 2025, the Board adopted (i) the Company’s Certificate of Incorporation to, among other changes to the Company’s prior amended and restated certificate of incorporation, effect the automatic conversion of Common Stock and (ii) the Amended and Restated Bylaws (the “Bylaws”). Set forth below are the principal changes to the Certificate of Incorporation and Bylaws.

Capital Stock. The Company’s authorized capital stock consists of 255,000,000 shares, consisting of (i) 250,000,000 shares of Common Stock, $0.001 par value per share; and (ii) 5,000,000 shares of Preferred Stock, $0.001 par value per share.

VROOM, INC.

(DEBTOR-IN-POSSESSION)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendments. The Certificate of Incorporation and the Bylaws grant stockholders of the Company the power to (i) alter, amend, change or repeal any provision of the Certificate of Incorporation and (ii) adopt, amend, alter or repeal the Bylaws, in each case, by the affirmative vote of the holders of a majority of the voting power of the stock outstanding and entitled to vote thereon, subject to certain ownership limits by the Company’s significant stockholder, Mudrick Capital Management, L.P. and its affiliates (collectively, the “Significant Stockholder”).

Voting. The Certificate of Incorporation and the Bylaws provide that any and all actions required or permitted to be taken by the stockholders of the Company may be taken without a meeting, without prior notice and without a vote if a consent or consents in writing are signed by holders of at least the minimum number of votes necessary to take such action at a meeting, subject to certain ownership limits by the Significant Stockholder.

Board of Directors. The Certificate of Incorporation and the Bylaws grant stockholders of the Company the power to (i) remove the entire Board or any individual director, with or without cause and (ii) fill any vacancy or newly created directorship in the Board, in each case, by the affirmative vote of the holders of a majority of the voting power of the stock outstanding and entitled to vote thereon, subject to certain ownership limits by the Significant Stockholder.

Limitation of Liability and Indemnification of Officers. The Certificate of Incorporation provides that no senior officers shall be personally liable to the Company or the shareholders for monetary damages for breach of fiduciary duty as an officer to the fullest extent permitted by the DGCL.

Special Stockholder Meetings. The Certificate of Incorporation provides that the Secretary of the Corporation may request a special meeting at the request of the holders of at least a majority of the outstanding shares of capital stock of the Corporation, subject to certain ownership limits by the Significant Stockholder.

Corporate Opportunities. The Certificate of Incorporation provides that, to the fullest extent permitted by law, the Company will renounce any interest or expectancy in any business opportunity, transaction or matter in which the Significant Stockholder, any of its officers, directors, partners or employees and any portfolio company in which any of the foregoing have an equity interest (other than the Company) (each, a “Specified Party”) participates or seeks or desires to participate, and each such Specified Party with have no duty to present such corporate opportunity to the Company.

Credit Agreement with Mudrick Capital Management, L.P

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement with Mudrick Capital Management, L.P. (“Lender”), who as of January 14, 2025 was a related party as they are a 76.5% shareholder of the Company, for a $25.0 million delayed draw term loan facility (“Delayed Draw Facility”). The Delayed Draw Facility allows for multiple drawdowns by each co-borrower, subject to satisfaction of usual and customary conditions precedent. The Delayed Draw Facility bears interest at a rate of Term SOFR +850 bps, payable quarterly in arrears, with a full payment-in-kind option. Interest is also payable upon any payment of principal. The co-borrowers’ obligations under the Delayed Draw Facility will be collateralized by asset backed residual certificates in certain UACC securitization trusts. The Delayed Draw Facility matures on December 31, 2026; however, borrowings can be prepaid at any time, in whole or in part, without penalty or premium. Once amounts are repaid they may not be reborrowed. The Delayed Draw Facility includes certain usual and customary covenants with respect to the co-borrowers’ activities and the collateral.

Warehouse Credit Facility Renewal

On March 8, 2025, we renewed one of our Warehouse Credit Facilities, now expiring June 2026. The aggregate borrowing limit and significant terms of the agreement remained unchanged except for an increase in the minimum liquidity covenant. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, using the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

On March 11, 2025, the Company’s Board of Directors approved the grant of 287,949 restricted stock unit awards (the “RSUs”) and 259,400 stock options to Thomas Shortt, the Company’s Chief Executive Officer subject to the effectiveness of the Company’s registration statement on Form S-8. The RSUs vest on or around the fourth annual anniversary of the date the Company emerged from the Prepackaged Chapter 11 Case (the “vesting commencement date”) and the options vest as to 25% on the first anniversary of the grant date and as to 75% in three ratable installments on each of the second, third and fourth anniversaries of the vesting commencement date, in each case subject to Mr. Shortt’s continued service through the applicable vesting dates. The options have a per share exercise price as follows: (a) 50% with a per share exercise price equal to the $45.70, and (b) 50% with a per share exercise price equal to $60.95. In the event of a change in control, where the per share price received by the stockholders in connection with such change in control equals or exceeds $45.70, the awards will fully accelerate. In addition, in the event Mr. Shortt’s employment is terminated by the Company without “cause” or by him for “good reason” on or prior to the first anniversary of the vesting commencement date with respect to the RSUs or the first anniversary of the grant date with respect to the options, 25% of the RSUs and options, and following such date, a pro-rated number of RSUs and options based on the

Mr. Shortt’s period of employment during the vesting period, will accelerate. In addition, in the event of such a qualifying termination, the options will remain outstanding through their original expiration date.

1.01 Entry into a Material Definitive Agreement.

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement with Mudrick Capital Management, L.P. (“Lender”), who as of January 14, 2025 was a 76.5% shareholder of the Company, for a $25.0 million delayed draw term loan facility (“Delayed Draw Facility”). The Delayed Draw Facility allows for multiple drawdowns by each co-borrower, subject to satisfaction of usual and customary conditions precedent. The Delayed Draw Facility bears interest at a rate of Term SOFR +850 bps, payable quarterly in arrears, with a full payment-in-kind option. Interest is also payable upon any payment of principal. The co-borrowers’ obligations under the Delayed Draw Facility will be collateralized by asset backed residual certificates in certain UACC securitization trusts. The Delayed Draw Facility matures on December 31, 2026; however, borrowings can be prepaid at any time, in whole or in part, without penalty or premium. Once amounts are repaid they may not be reborrowed. The Delayed Draw Facility includes certain usual and customary covenants with respect to the co-borrowers’ activities and the collateral.

The foregoing description of the Delayed Draw Facility does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such agreement, which is attached hereto as Exhibit 10.40 and incorporated herein by reference.

In addition, on March 8, 2025, we renewed one of our Warehouse Credit Facilities, now expiring June 2026. The aggregate borrowing limit and significant terms of the agreement remained unchanged except for an increase in the minimum liquidity covenant.

The foregoing description of the Warehouse Credit Facility does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such agreement, which is attached hereto as Exhibit 10.36 and incorporated herein by reference.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information set forth above in Item 1.01 above regarding the Company’s direct financial obligation under the Delayed Draw Facility is incorporated into this Item 2.03 by reference.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On March 11, 2025, and effective as of that date, the Company filed a Change of Registered Agent and/or Registered Office (the “Certificate of Change”) with the Secretary of State of the State of Delaware to change the Company’s registered agent to CT Corporation System, and its registered office to 1209 Orange Street, in the City of Wilmington, County of New Castle, Delaware 19801. The Certificate of Change was approved by the Company's board of directors (the “Board”) in accordance with Section 133 of the General Corporation Law of the State of Delaware and had the effect of amending Article SECOND of the Amended and Restated Certificate of Incorporation of the Company. A copy of the Certificate of Change is filed as Exhibit 3.1 hereto.

In addition, on March 11, 2025, and effective as of that date, the Company filed a restated certificate of incorporation (the “Restated Certificate”) with the Secretary of State of the State of Delaware, which restated the Company’s prior amended and restated certificate of incorporation to integrate the provisions of the Certificate of Change. The Restated Certificate was approved by the Board in accordance with Section 245 of the General Corporation Law of the State of Delaware and only restated and integrated, but did not further amend, the Company’s prior amended and restated certificate of incorporation. The foregoing description of the Company’s Restated Certificate is qualified in all respects by reference to the text of the Restated Certificate, which is filed as Exhibit 3.2 hereto.

b)
Insider Trading Arrangements and Policies.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remaining information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, under the headings "Our Board of Directors," "Our Executive Officers," "Corporate Governance," and, if applicable, "Delinquent Section 16(a) Reports."

Item 11. Executive Compensation

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, under the headings "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, under the headings "Certain Relationships and Related Person Transactions" and "Corporate Governance."

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024, under the subheading "Principal Accountant Fees and Services."

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

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

2.2	Prepackaged Plan of Reorganization for Vroom, Inc. Under Chapter 11 of the Bankruptcy Code	8-K	001-39315	2.1	January 15, 2025

3.1	Certificate of Change of Registered Agent and/or Registered Office					X

3.2	Restated Certificate of Incorporation of Vroom, Inc.					X

3.3	Amended and Restated Bylaws of Vroom, Inc.	8-K	001-39315	3.2	January 15, 2025

4.1	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

4.2	Description of Registrant's Securities					X

10.1†	Second Amended & Restated 2014 Equity Incentive Plan, as amended	S-1/A	333-238482	10.1	May 18, 2020

10.2†	First Amendment to the Second Amended and Restated Vroom, Inc. 2014 Equity Incentive Award Plan	10-Q	001-39315	10.3	August 13, 2020

10.3†	Second Amendment to the Second Amended and Restated Vroom, Inc. 2014 Equity Incentive Award Plan	10-Q	001-39315	10.4	August 13, 2020

10.4†	Form of Stock Option Agreement pursuant to the Second Amended and Restated 2014 Equity Incentive Award Plan	10-K	001-39315	10.4	March 3, 2021

10.5†	Form of Restricted Stock Unit Agreement pursuant to the Second Amended and Restated 2014 Equity Incentive Award Plan	10-K	001-39315	10.5	March 3, 2021

10.6†	2019 Short Term Incentive Plan	S-1/A	333-238482	10.2	May 18, 2020
10.7†	Amended and Restated 2020 Incentive Award Plan					X

10.8†	Form of Restricted Stock Unit Agreement pursuant to the 2020 Incentive Award Plan	10-Q	001-39315	10.2	August 13, 2020

10.9†	Form of Stock Option Grant Notice and Stock Option Agreement pursuant to the 2020 Incentive Award Plan	10-Q	001-39315	10.4	August 8, 2022

10.10†	2022 Inducement Award Plan	S-8	333-265233	99.1	May 26, 2022

10.11†	Form of Restricted Stock Unit Agreement pursuant to the 2022 Inducement Award Plan	S-8	333-265233	99.2	May 26, 2022

10.12†	Form of Stock Option Agreement pursuant to the 2022 Inducement Award Plan	S-8	333-265233	99.3	May 26, 2022

10.13†	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39315	10.9	August 8, 2022

10.14†	Form of Indemnification Agreement	S-1/A	333-238482	10.5	June 1, 2020

10.15†	Amended and Restated Executive Severance Plan, as amended and restated					X

10.16†	Agreement of Termination of Amended and Restated Inventory Financing and Security Agreement and Credit Balance Agreement, dated March 12, 2024 by and among Ally Bank, Ally Financial Inc., Vroom Automotive, LLC and Vroom, Inc.	10-K	001-39315	10.19	March 13, 2024

10.17†	Employment Offer Letter, dated December 29, 2018, by and between Vroom, Inc. and Patricia Moran	S-1/A	333-248655	10.18	September 8, 2020

10.18†	Employment Offer Letter, dated November 3, 2016, by and between Vroom, Inc. and Carol Denise Stott	S-1/A	333-248655	10.19	September 8, 2020

10.19†	Letter Agreement, dated as of September 13, 2021, by and between Robert Krakowiak and Vroom, Inc.	8-K	001-39315	10.1	September 13, 2021

10.20†	Amended Offer Letter, dated as of May 20, 2022, by and between Robert R. Krakowiak and Vroom, Inc.	8-K	001-39315	10.2	May 26, 2022

10.21†	Letter Agreement, dated as of December 15, 2021, by and between Thomas Shortt and Vroom, Inc.	8-K	001-39315	10.1	December 17, 2021

10.22†	Letter Agreement dated as of March 11, 2024, by and between Thomas Shortt and Vroom, Inc.	10-K	001-39315	10.25	March 13, 2024

10.23†	Letter Agreement dated as of March 11, 2024, by and between Robert Ronald Krakowiak and Vroom, Inc.	10-K	001-39315	10.26	March 13, 2024

10.24†	Letter Agreement dated as of March 11, 2024, by and between Patricia Moran and Vroom, Inc.	10-K	001-39315	10.27	March 13, 2024

10.25†	Employment Letter, dated as of May 9, 2022, by and between Thomas Shortt and Vroom, Inc.	8-K	001-39315	10.1	May 9, 2022

10.26	Separation Agreement, dated as of May 7, 2024, by and between Robert R. Krakowiak and Vroom, Inc.	10-Q	001-39315	10.1	August 8, 2024

10.27	Employment Letter, dated as of May 7, 2024, by and between Agnieszka Zakowicz and Vroom, Inc.	10-Q	001-39315	10.3	August 8, 2024

10.28	Separation Agreement, dated as of May 7, 2024, by and between C. Denise Stott and Vroom, Inc.	10-Q	001-39315	10.2	August 8, 2024

10.29	Separation and Consulting Agreement, dated as of July 23, 2024, between Patricia Moran and Vroom, Inc.	10-Q	001-39315	10.4	August 8, 2024

10.30	Employment Letter, dated as of July 23, 2024, between Anna-Lisa Corrales and Vroom, Inc.	10-Q	001-39315	10.5	August 8, 2024

10.31†	Nominee and Indemnity Agreement, dated September 1, 2020, by and among Catterton Management Company, L.L.C. as investment manager of CGP2 Lone Star, L.P., Michael Farello and Vroom, Inc.	S-1/A	333-248655	10.21	September 8, 2020

10.32†	Assignment of Contracts, dated July 29, 2021, by and between CGP2 Lone Star, LP as assignor and Catterton Growth Partners II, L.P., Catterton Growth Partners II Offshore, L.P., L Catterton Growth Partners III, L.P. and L Catterton Growth Partners Offshore III, L.P. as assignees, of the Nominee and Indemnity Agreements, dated September 1, 2020, of Scott Dahnke and Michael Farello	10-Q	001-39315	10.1	August 11, 2021

10.33	Restructuring Support Agreement, dated November 12, 2024	10-Q	001-39315	10.1	November 12, 2024

10.34	Warrant Agreement, dated as of January 14, 2025, between Vroom, Inc. and Equinity Trust Company, LLC	8-K	001-39315	10.1	January 15, 2025

10.35	Board Observer Agreement by and between Vroom, Inc. and Jason Mudrick, dated February 18, 2025					X

10.36#

Warehouse Agreement, dated as of November 19, 2013, by and among UACC Auto Financing Trust IV, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, the agent parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent, as amended through March 8, 2025

						X

10.37

Amended and Restated Warehouse Agreement, dated as of July 16, 2013, by and among UACC Auto Financing Trust III, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, the agent parties thereto, and Wells Fargo Bank, National Association as administrative agent, as amended through November 30, 2023

		10-Q	001-39315	10.2#	May 10, 2024

10.38

Amended and Restated Warehouse Agreement, dated as of March 29, 2021, by and among UACC Auto Financing Trust V, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, and Capital One, N.A. as administrative agent, as amended through August 31, 2023

		10-Q	001-39315	10.3#	May 10, 2024

10.39

Warehouse Agreement, dated as of November 18, 2022, by and among VFS Near Prime Trust I, as borrower, United Auto Credit Corporation, as servicer and custodian, a paying agent, the lender parties thereto, and Fifth Third Bank, National Association, as administrative agent, as amended through October 20, 2023

		10-Q	001-39315	10.4#	May 10, 2024

10.40

Loan and Security Agreement, dated as of March 7, 2025, by and among Vroom, Inc., as borrower, Darkwater Funding, LLC, as borrower, United Auto Credit Corporation, as borrower, Mudrick Capital Management, L.P., as administrative agent, and the lender parties hereto, entered into on March 8, 2025

X

19.1	Vroom Inc. Insider Trading Compliance Policy					X

21.1	Subsidiaries of the Registrant					X

23.1	Consent of RSM US LLP					X

23.2	Consent of PricewaterhouseCoopers LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

97.1†	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39315	97.1	March 13, 2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

Vroom, Inc.

Date: March 11, 2025	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: March 11, 2025	By:	/s/ Agnieszka Zakowicz
Agnieszka Zakowicz
Chief Financial Officer
(principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas H. Shortt	Chief Executive Officer (Principal Executive Officer) and Director	March 11, 2025
Thomas H. Shortt

/s/ Agnieszka Zakowicz	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 11, 2025
Agnieszka Zakowicz

/s/ Robert J. Mylod, Jr.	Chairperson of the Board	March 11, 2025
Robert J. Mylod, Jr.

/s/ Robert R. Krakowiak	Vice Chair of the Board	March 11, 2025
Robert R. Krakowiak

/s/ Timothy M. Crow	Director	March 11, 2025
Timothy M. Crow

/s/ Michael J. Farello	Director	March 11, 2025
Michael J. Farello

/s/ Laura W. Lang	Director	March 11, 2025
Laura W. Lang

/s/ Laura G. O’Shaughnessy	Director	March 11, 2025
Laura G. O’Shaughnessy

/s/ Matthew J. Pietroforte	Director	March 11, 2025
Matthew J. Pietroforte

/s/ Paula B. Pretlow	Director	March 11, 2025
Paula B. Pretlow