Form 10-Q
period 2025-03-31
Vroom, Inc.
filed 2025-05-14
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, 5,163,274 shares of the registrants’ common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding the impact of macroeconomic and geopolitical factors including tariffs and other trade restrictions, the impact of the Prepackaged Chapter 11 Case (as defined herein), our ability to continue as a going concern, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, including our Value Maximization Plan (as defined herein) and the ongoing activities of and potential growth of our UACC and CarStory businesses, our Long-Term Strategic Plan (as defined herein), including our base, growth, and aggressive growth models, the amendment and renewal of the Warehouse Credit Facilities (as defined herein), and the timing of any of the foregoing are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

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
•
our actual operating results may differ significantly from our guidance; and
•
the risks described in the section titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	Successor	Predecessor
	As of March 31,	As of December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$14,565	$29,343
Restricted cash (including restricted cash of consolidated VIEs of $52.1 million and $48.1 million, respectively)	53,003	49,026
Finance receivables at fair value (including finance receivables of consolidated VIEs of $810.4 million and $467.3 million, respectively)	858,200	503,848
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $0.0 and $310.0 million, respectively)	—	318,192
Interest receivable (including interest receivables of consolidated VIEs of $11.7 million and $13.3 million, respectively)	12,788	14,067
Property and equipment, net	2,501	4,064
Intangible assets, net	13,796	104,869
Operating lease right-of-use assets	6,605	6,872
Other assets (including other assets of consolidated VIEs of $9.4 million and $10.8 million, respectively)	28,490	35,472
Assets from discontinued operations	8	943
Total assets	$989,956	$1,066,696
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Warehouse credit facilities of consolidated VIEs	$114,187	$359,912
Long-term debt (including securitization debt of consolidated VIEs of $613.9 million at fair value as of March 31, 2025 and $210.7 million at amortized cost and $142.6 million at fair value as of December 31, 2024)	655,430	381,366
Operating lease liabilities	10,198	11,065
Other liabilities (including other liabilities of consolidated VIEs of $16.4 million and $13.8 million, respectively)	48,544	49,699
Liabilities subject to compromise (Note 6)	—	291,577
Liabilities from discontinued operations	2,970	4,022
Total liabilities	831,329	1,097,641
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit) :
Common stock, $0.001 par value; 250,000,000 shares authorized as of March 31, 2025 and 500,000,000 shares authorized as of December 31, 2024; 5,163,109 and 1,822,532 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	5	2
Additional paid-in-capital	164,973	2,094,889
Accumulated deficit	(6,351)	(2,125,836)
Total stockholders’ equity (deficit)	158,627	(30,945)
Total liabilities and stockholders’ equity (deficit)	$989,956	$1,066,696

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Successor	Predecessor
	Period from January 15 through March 31,	Period from January 1 through January 14,	Three Months Ended March 31,
	2025	2025	2024
Interest income	$37,157	$7,183	$51,077

Interest expense:
Warehouse credit facility	4,618	1,017	9,471
Securitization debt	6,548	1,178	4,869
Total interest expense	11,166	2,195	14,340
Net interest income	25,991	4,988	36,737

Realized and unrealized losses, net of recoveries	11,100	6,792	30,819
Net interest income (loss) after losses and recoveries	14,891	(1,804)	5,918

Noninterest income:
Servicing income	1,254	192	2,019
Warranties and GAP income (loss), net	4,079	307	(9,642)
CarStory revenue	2,392	432	2,979
Other income	2,481	113	2,784
Total noninterest income (loss)	10,206	1,044	(1,860)

Expenses:
Compensation and benefits	16,067	2,823	24,110
Professional fees	5,347	297	3,343
Software and IT costs	2,402	457	4,622
Depreciation and amortization	575	1,057	7,626
Interest expense on corporate debt	480	176	1,391
Impairment charges	4,156	—	2,752
Other expenses	2,370	371	4,454
Total expenses	31,397	5,181	48,298

Loss from continuing operations before reorganization items and provision for income taxes	(6,300)	(5,941)	(44,240)
Reorganization items, net	—	51,036	—
(Loss) income from continuing operations before provision for income taxes	(6,300)	45,095	(44,240)
Provision for income taxes from continuing operations	150	5	436
Net (loss) income from continuing operations	$(6,450)	$45,090	$(44,676)
Net income (loss) from discontinued operations	$99	$(4)	$(22,941)
Net (loss) income	$(6,351)	$45,086	$(67,617)

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(in thousands, except share and per share amounts)

(unaudited)

Net (loss) income per share attributable to common stockholders, basic:
Continuing operations	(1.25)	24.74	(24.90)
Discontinued operations	0.02	(0.00)	(12.79)
Basic	$(1.23)	$24.74	$(37.68)
Net (loss) income per share attributable to common stockholders, diluted:
Continuing operations	(1.25)	23.89	(24.90)
Discontinued operations	0.02	(0.00)	(12.79)
Diluted	$(1.23)	$23.89	$(37.68)
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	5,163,109	1,822,541	1,794,303
Diluted	5,163,109	1,887,371	1,794,303

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Predecessor:
Balance at December 31, 2023 (Predecessor)	1,791,286	$2	$2,088,381	$(1,960,712)	$127,671
Stock-based compensation	—	$—	$1,433	$—	$1,433
Vesting of restricted stock units	4,340	—	—	—	—
Net loss	—	—	—	(67,617)	(67,617)
Balance at March 31, 2024 (Predecessor)	1,795,626	$2	$2,089,814	$(2,028,329)	$61,487

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Predecessor:
Balance at December 31, 2024 (Predecessor)	1,822,532	$2	$2,094,889	$(2,125,836)	$(30,945)
Stock-based compensation	—	$—	$144	$—	$144
Vesting of restricted stock units	26	—	—	—	—
Net income	—	—	—	45,086	45,086
Elimination of Predecessor equity balances	(1,822,558)	(2)	(2,095,033)	2,080,750	(14,285)
Issuance of Successor equity	5,163,109	5	161,657	—	161,662
Issuance of stock warrants	—	—	2,825	—	2,825
Balance at January 14, 2025 (Predecessor)	5,163,109	$5	$164,482	$—	$164,487

Successor:
Balance at January 15, 2025 (Successor)	5,163,109	$5	$164,482	$—	$164,487
Stock-based compensation	—	—	491	—	491
Vesting of restricted stock units	19,914	—	—	—	—
Net loss	—	—	—	(6,351)	(6,351)
Balance at March 31, 2025 (Successor)	5,183,023	$5	$164,973	$(6,351)	$158,627

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor	Predecessor
	Period from January 15 through March 31,	Period from January 1 through January 14,	Three Months Ended March 31,
	2025	2025	2024
Operating activities
Net (loss) income from continuing operations	$(6,450)	$45,090	$(44,676)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment charges	4,156	—	2,752
Profit share receivable	(274)	—	9,642
Depreciation and amortization	575	1,057	7,626
Losses on finance receivables and securitization debt, net	17,575	4,762	35,323
Losses on Warranties and GAP	1,780	407	2,175
Stock-based compensation expense	491	144	1,324
Provision to record finance receivables held for sale at lower of cost or fair value	—	—	306
Amortization of unearned discounts on finance receivables at fair value	—	(416)	(4,792)
Non-cash reorganization items, net	—	(51,741)	—
Other, net	(652)	193	(1,078)
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables, held for sale	—	(14,337)	(130,404)
Principal payments received on finance receivables, held for sale	—	6,481	40,387
Other	—	169	404
Interest receivable	1,443	(164)	342
Other assets	(3,301)	5,178	4,991
Other liabilities	1,946	(2,627)	635
Net cash provided by (used in) operating activities from continuing operations	17,289	(5,804)	(75,043)
Net cash (used in) provided by operating activities from discontinued operations	(452)	(207)	98,167
Net cash provided by (used in) operating activities	16,837	(6,011)	23,124
Investing activities
Finance receivables, held for investment at fair value
Purchases of finance receivables, held for investment at fair value	(120,528)	—	—
Principal payments received on finance receivables, held for investment at fair value	73,217	2,985	35,195
Principal payments received on beneficial interests	446	147	773
Purchase of property and equipment	(1,469)	(151)	(644)
Net cash (used in) provided by investing activities from continuing operations	(48,334)	2,981	35,324
Net cash provided by investing activities from discontinued operations	637	—	5,747
Net cash (used in) provided by investing activities	(47,697)	2,981	41,071
Financing activities
Proceeds from borrowings under secured financing agreements	307,780	—	—
Principal repayment under secured financing agreements	(34,281)	(16,676)	(73,647)
Proceeds from financing of beneficial interests in securitizations	16,223	—	—
Principal repayments of financing of beneficial interests in securitizations	(2,045)	(1,028)	(2,651)
Proceeds from warehouse credit facilities	88,500	11,900	125,100
Repayments of warehouse credit facilities	(338,031)	(8,094)	(30,092)
Other financing activities	(1,159)	—	(40)
Net cash provided by (used in) financing activities from continuing operations	36,987	(13,898)	18,670
Net cash used in financing activities from discontinued operations	—	—	(151,178)
Net cash provided by (used in) financing activities	36,987	(13,898)	(132,508)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,127	(16,928)	(68,313)
Cash, cash equivalents and restricted cash at the beginning of period	61,441	78,369	208,819
Cash, cash equivalents and restricted cash at the end of period	$67,568	$61,441	$140,506

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,221	$4,534	$13,497
Cash paid for reorganization items, net	$—	$1,705	$—
Cash paid for income taxes	$137	$—	$—

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Description of Business and Basis of Presentation

Description of Business and Organization

Vroom, Inc. is a holding company that conducts its operations through its subsidiaries. Unless the context otherwise requires, references herein to “Vroom”, the "Company”, “we”, “us” or “our” refer to Vroom and its consolidated subsidiaries.

The Company was incorporated in Delaware on January 31, 2012, under the name BCM Partners III, Corp. On June 25, 2013, the Company changed its name to Auto America, Inc., and on July 9, 2015, the Company changed its name to Vroom, Inc.

In January 2021, the Company completed the acquisition of Vast Holdings, Inc. (d/b/a CarStory) ("CarStory"). On February 1, 2022 (the "Acquisition Date"), the Company completed the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation), including its wholly owned subsidiaries United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and United Auto Credit Corporation ("UACC").

UACC, a leading automotive finance company, offers vehicle financing to consumers through third-party dealers under the UACC brand, and CarStory, is an AI-powered analytics and digital services platform for automotive retail. The UACC and CarStory businesses continue to serve their third-party customers, with their operations substantially unaffected by the Ecommerce Wind-Down (as defined herein).

The Company previously operated an end-to-end ecommerce platform to buy and sell used vehicles through its subsidiary Vroom Automotive, LLC. On January 22, 2024, the Company announced that its Board of Directors (“Board”) had approved a value maximization plan, pursuant to which the Company wound down its used vehicle dealership business in order to preserve liquidity and enable the Company to maximize stakeholder value through its remaining businesses (the “Value Maximization Plan”). As of March 29, 2024, the Company substantially completed the wind-down of its ecommerce operations and used vehicle dealership business (the “Ecommerce Wind-Down”).

The accounting requirements for reporting the Company's ecommerce operations and used vehicle dealership business as a discontinued operation were met as of March 29, 2024. Accordingly, the condensed consolidated financial statements and notes to the condensed consolidated financial statements reflect the results of the Company's ecommerce operations and used vehicle dealership business as a discontinued operation for the periods presented. Refer to Note 5 — Discontinued Operations for further detail. The Company is now organized into two reportable segments: UACC and CarStory. The UACC reportable segment represents UACC’s operations with its network of third-party dealership customers, including the purchase and servicing of vehicle retail installment sales contracts. Prior to the Ecommerce Wind-Down, UACC also offered vehicle financing to Vroom’s customers through its ecommerce platform; the UACC reportable segment also includes the runoff of these previously originated contracts. The CarStory reportable segment represents sales of AI-powered analytics and digital services to automotive dealers, automotive financial services companies and others in the automotive industry. Refer to Note 16 — Segment Information for further details.

The Prepackaged Chapter 11 Case

On November 12, 2024, the Company (in the context of the Prepackaged Chapter 11 Case, the “Debtor”) entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with creditors holding the overwhelming majority of the aggregate outstanding principal amount of the Notes (as defined in Note 11 — Long Term Debt) and the largest shareholder. The RSA contemplated a comprehensive restructuring of the Company’s debt obligations and capital structure to be implemented through a prepackaged plan of reorganization (the “Plan”) to be implemented through the filing of the Prepackaged Chapter 11 Case (as defined below). Capitalized terms used in this section but not defined herein have the meanings ascribed to them in the RSA.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Going Concern

As described above, the Company filed the Prepackaged Chapter 11 Case to implement the transactions described herein. As of January 14, 2025, the Company emerged from the Prepackaged Chapter 11 Case and continues to operate as a viable going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date.

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. The consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2024.

Upon emergence from the Prepackaged Chapter 11 Case, the Company adopted fresh start accounting in accordance with FASB Codification Topic 852, Reorganizations ("ASC 852") and became a new entity for financial reporting purposes. As a result, the condensed consolidated financial statements after the Effective Date are not comparable with the condensed consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables. References to “Successor” relate to the Company's financial position and results of operations after the Effective Date. References to “Predecessor” refer to the Company's financial position and results of operations on or before the Effective Date. Refer to Note 6 — Fresh Start Accounting for further details.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2025, and its results of operations for the periods presented. The results for the period from January 1, 2025, to January 14, 2025, and from January 15, 2025, to March 31, 2025, are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Comprehensive Income and Loss

The Company did not have any other comprehensive income or loss for the periods presented. Accordingly, net income and loss and comprehensive income and loss are the same for the periods presented.

Cash and Cash Equivalents

Cash and cash equivalents include cash deposits at financial institutions and highly liquid investments with original maturities of three months or less. Outstanding checks that are in excess of the cash balances at certain financial institutions are included in “Other liabilities” in the consolidated balance sheets and changes in these amounts are reflected in operating cash flows in the consolidated statements of cash flows.

Restricted Cash

Restricted cash primarily includes UACC restricted cash. UACC collects and services finance receivables under the securitization transactions and warehouse credit facilities. These collections are restricted for use until properly remitted each month under the terms of the servicing agreement. UACC also maintains a reserve account for each securitization and warehouse credit facility to provide additional collateral for the borrowings. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs and Note 11 — Long Term Debt for further details.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to account for all finance receivables as finance receivables held for investment at fair value. Prior to the accounting policy change, the Company's finance receivables at fair value included both finance receivables held for sale at fair value as well as finance receivables held for investment at fair value. The Company did not have any finance receivables held for sale at fair value as of March 31, 2025, and the aggregate principal balance and the fair value of the finance receivables held for investment was $965.4 million and $858.2 million, respectively as of March 31, 2025. The aggregate principal balance and the fair value of the finance receivables held for sale at fair value was $365.0 million and $320.6 million, respectively, and the aggregate principal balance and the fair value of the finance receivables held for investment at fair value was $211.2 million and $183.2 million, respectively as of December 31, 2024.

The Company reassesses the estimate for fair value at each reporting period with any changes reflected as a fair value adjustment and recorded in "Realized and unrealized losses, net of recoveries" in the condensed consolidated statements of operations. For all finance receivables at fair value, the Company recognizes the fees it charges to dealers upon acquisition as other income at the time of issuance of the finance receivables and recognizes the acquisition costs to underwrite the finance receivables as an expense in the period incurred. For finance receivables held for investment at fair value, any discounts are amortized over the contractual life of the underlying finance receivables and is recognized in realized and unrealized loss, net of recoveries on the condensed consolidated statement of operations.

Refer to Note 15 — Financial Instruments and Fair Value Measurements for further details.

Finance Receivables Held for Sale, Net

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to elect the fair value option for all finance receivables held for sale, net. The Company will report all finance receivables on a prospective basis as Finance Receivables at Fair Value. Refer to Note 6 — Fresh Start Accounting for further details.

The finance receivables that the Company intended to sell were classified as held for sale and recorded at the lower of cost or fair value. The Company intended to sell finance receivables through securitization transactions. Deferred acquisition costs and any discounts were deferred until the finance receivables were sold and were then recognized as part of the total gain or loss on sale. Refer to Note 3 — Revenue Recognition for further details.

Prior to the Effective Date, the Company recorded a valuation allowance to report finance receivables held for sale at the lower of cost or fair value. To determine the valuation allowance, finance receivables were evaluated collectively as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differed from estimates, significant adjustments to the Company's valuation allowance were needed. Fair value adjustments were recorded in "Realized and unrealized losses, net of recoveries" in the consolidated statements of operations. Principal balances and corresponding deferred acquisition costs and discounts of finance receivables were charged-off when the Company was unable to sell the finance receivable and the related vehicle had been repossessed and liquidated, or the receivable had otherwise been deemed uncollectible. As of March 31, 2025, the Company did not have any finance receivables classified as held for sale, net and therefore did not have a valuation allowance. As of December 31, 2024, the valuation allowance for finance receivables classified as held for sale was $31.1 million. Refer to Note 15 — Financial Instruments and Fair Value Measurements for further details.

Consolidated CFEs

The 2022-2, 2023-1, 2024-1, and 2025-1 securitization transactions are consolidated collateralized financing entities (CFEs) that are VIEs. Refer to Note 4 — Variable Interest Entities and Securitizations for further details. The Company recognized the following revenue and expenses associated with these CFEs in the condensed consolidated statements of operations (in thousands):

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor	Predecessor
	Period from January 15 through March 31,	Period from January 1 through January 14,	Three Months Ended March 31,
	2025	2025	2024
Interest income	$22,315	$3,314	$18,117
Interest expense	(6,594)	(1,185)	(4,906)
Realized and unrealized losses, net of recoveries	(3,960)	(2,977)	(15,751)
Noninterest income (loss), net	(2,508)	6	273
Reorganization items, net	—	7,964	—

The assets and liabilities of the CFEs are presented as part of "Restricted cash", “Finance receivables at fair value”, "Interest receivable", "Other Assets", "Long term debt", and "Other liabilities", respectively, on the consolidated balance sheets. Refer to Note 4 — Variable Interest Entities and Securitizations and Note 15 — Financial Instruments and Fair Value Measurements for further details.

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

Intangible Assets, net

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company incurred impairment charges related to operating lease right-of-use assets of $4.2 million for the period from January 15, 2025, to March 31, 2025, related to costs associated with planned facility closures that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

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

As a result of filing the Prepackaged Chapter 11 Case on November 13, 2024, the Company determined a triggering event existed as of December 31, 2024, indicating the carrying amount of the Company's asset groups may not be recoverable. Therefore, the Company performed an evaluation of its assets for impairment. For the UACC asset group, as the carrying value of the asset group did not exceed the estimated undiscounted future cash flows, the asset group was deemed recoverable, and no impairment charges were recognized. For the CarStory asset group, the carrying value of the asset group exceeded the estimated undiscounted future cash flows, however, it did not exceed the estimated fair value, as such, no impairment charges were recognized.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

UACC’s customers, in this instance, are the third-party automotive dealers through which it purchases or acquires retail installment sale contracts for consumers. CarStory’s customers are dealers, automotive financial services companies and others in the automotive industry who purchase CarStory’s digital retailing services. For the periods presented, no customer represented 10% or more of the Company’s income and no customer represented more than 10% of the Company’s finance receivables as of March 31, 2025, and December 31, 2024.

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

As of March 31, 2025, the Company had cash and cash equivalents of $14.6 million and restricted cash of $53.0 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities (as defined below) of $52.1 million. The Company has historically had negative cash flows and generated losses from operations and the Company’s primary source of liquidity has been cash generated through financing activities.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of March 31, 2025, UACC has four warehouse credit facilities with an aggregate borrowing limit of $800.0 million and outstanding borrowings of $114.2 million with excess borrowing capacity of $27.3 million. The terms of the facilities generally mature within two years and the Company typically renews the facilities in the ordinary course. On March 8, 2025, the Company renewed one of its Warehouse Credit Facilities (as defined below), now expiring June 2026. The aggregate borrowing limit and other significant terms of the agreement remained unchanged except for an increase in the minimum liquidity covenant. On March 28, 2025, the Company renewed another one of its Warehouse Credit Facilities, now expiring in April 2027. The aggregate borrowing limit under this facility decreased from $225.0 million to $200.0 million and all other significant terms of the agreement remained unchanged. The remaining Warehouse Credit Facilities have terms expiring between July and August 2025. Refer to Note 10 — Warehouse Credit Facilities and Consolidated VIEs for further details. The Company is having ongoing discussions with the remaining lenders to extend the terms beyond the current expiration dates and expects facilities to be amended and renewed at sufficient borrowing capacity. As of March 31, 2025, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

Failure to secure warehouse borrowing capacity beyond the expiration of the remaining facilities in 2025 or failure to satisfy the covenants therein and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and would have a material adverse effect on the financial condition, results of operations and liquidity of the Company. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs for further details.

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement for a $25.0 million delayed draw term loan facility (“Delayed Draw Facility”) with Mudrick Capital Management, L.P. (“Lender”), who is a 76.5% shareholder of the Company, and as of January 14, 2025, became a related party. Refer to Note 19 — Related Party Transactions for further details. As of March 31, 2025, the Company did not have any drawdowns on the Delayed Draw Facility.

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

Upon the Company's emergence from Prepackaged Chapter 11 Case on January 14, 2025, the Company continues to operate as a viable going concern. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that it will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date.

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

Net (Loss) Income Per Share Attributable to Common Stockholders

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Company reports net losses, diluted net loss per common share attributable to common stockholders is the same as basic net loss per common share attributable to common stockholders because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Accounting Standards Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. The Company adopted the guidance for fiscal year beginning January 1, 2024, on a retroactive basis, which did not have a material impact on the Company's condensed consolidated financial statements and related disclosures. Refer to Note 17 — Segment Information for further details.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its condensed consolidated financial statements and related disclosures.

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

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to recognize discount income on finance receivables held for investment at fair value as a component of "Realized and unrealized losses, net of recoveries". In the Predecessor periods discount income on finance receivables held for investment at fair value was recognized as a component of interest income on the Company’s condensed consolidated statement of operations. The discount income represents the amortization of unearned acquisition discounts over the contractual life of the underlying finance receivables using the interest method. Interest income on each automotive finance receivable is calculated based on the finance receivable’s outstanding principal balance multiplied by the contractual interest rate.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Servicing Income

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced as well as late charges, collection payments, and other fees. Fees are earned monthly at an annual rate of approximately 4%, for the 2022-1 securitization transaction, of the outstanding principal balance of the finance receivables serviced. Late charges and other fees are calculated at predetermined amounts or percentages of overdue finance receivable balances and are recorded on a cash basis. Refer to Note 4 — Variable Interest Entities and Securitizations for further details.

Warranties and GAP income, net

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

A portion of the fees earned on third-party financing and value-added products are subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of March 31, 2025, and December 31, 2024, the Company’s reserve for chargebacks was $10.0 million and $9.1 million, respectively, which are included within “Other liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to warranties and GAP income in the period identified. As of March 31, 2025, and December 31, 2024, the Company recognized $9.3 million and $11.0 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, which are included within “Other assets."

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

During the three months ended March 31, 2025, UACC completed the 2025-1 securitization transaction, in which it sold approximately $307.8 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $306.5 million. The trust is collateralized by finance receivables with an aggregate principal balance of $382.1 million as of March 12, 2025. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. The Company retained the residual interests, which required the Company to account for the 2025-1 securitization as secured borrowings and the assets and liabilities of the trust remain on balance sheet.

In 2024, UACC completed the 2024-1 securitization transaction, in which it sold rated asset-backed securities, for proceeds of $297.2 million. UACC still retains the residual interests related to the 2024-1 securitization transaction and therefore consolidated the 2024-1 VIE and accounted for this transaction as secured borrowings. The trust is collateralized by finance receivables with an aggregate principal balance of $380.1 million as of April 30, 2024. These finance receivables are serviced by UACC. UACC retained the servicing rights to these finance receivables and receives an "at market" servicing fee. The Company also repurchased $4.2 million of the non-investment grade securities related to the 2022-2 securitization transaction for $4.8 million.

UACC is the primary beneficiary of the 2025-1, 2024-1, 2023-1, and 2022-2 securitization trusts, as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. UACC also retained a portion of the economic interests in the 2025-1, 2024-1, and 2023-1, asset-backed securitization transactions,

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

in the form of residual interests in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules"). The Risk Retention Rules require the Company to retain at least 5% of the beneficial interests issued by the securitization trusts. Refer to Note 11 — Long Term Debt for further details.

The VIE model allows for a measurement alternative when a reporting entity elects the fair value option and consolidates a collateralized financing entity (“CFE”). This measurement alternative eliminates the accounting mismatch that may arise from measurement differences between the CFE’s financial assets and third-party financial liabilities in earnings and attributes those earnings to the controlling equity interest in the condensed consolidated income statement. The 2025-1, 2023-1, and 2022-2 securitization trusts consolidated by UACC meet the definition of a CFE and the Company has elected to apply the measurement alternative when consolidating these VIEs. Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Successor made an accounting policy election to apply the measurement alternative to the 2024-1 CFE. Refer to Note 15 — Financial Instruments and Fair Value Measurements for further details.

UACC has four senior secured warehouse credit facilities. Through trusts, UACC entered into warehouse facility agreements with certain banking institutions, primarily to finance the purchase and origination of finance receivables as well as to provide funding for general operating activities. These trusts are secured by eligible finance receivables which are pledged as collateral for the warehouse facilities. These trusts are consolidated VIEs. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs for further details.

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

	Successor
	As of March 31, 2025
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$48,997	$3,089	$52,086
Finance receivables at fair value	677,600	132,792	810,392
Interest receivable	9,978	1,694	11,672
Other assets	7,711	1,721	9,432
Total Assets	$744,286	$139,296	$883,582
Liabilities:
Securitization debt	$613,934	$—	$613,934
Warehouse credit facilities	—	114,187	114,187
Other liabilities	11,909	4,508	16,417
Total Liabilities	$625,843	$118,695	$744,538

	Predecessor
	As of December 31, 2024
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$29,213	$18,895	$48,108
Finance receivables at fair value	214,420	252,900	467,320
Finance receivables held for sale	178,845	131,120	309,965
Interest receivable	6,892	6,370	13,262
Other assets	6,057	4,700	10,757
Total Assets	$435,427	$413,985	$849,412
Liabilities:
Securitization debt	$353,356	$—	$353,356
Warehouse credit facilities	—	359,912	359,912
Other liabilities	3,597	10,244	13,841
Total Liabilities	$356,953	$370,156	$727,109

1 Refer to Note 10 – Warehouse Credit Facilities of Consolidated VIEs for further details.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

beneficial interest retained by UACC included rated notes and unrated residual certificates issued by the 2022-1 securitization trust.

As of March 31, 2025, and December 31, 2024, the assets UACC retains in the unconsolidated VIEs were approximately $1.8 million and $2.2 million, respectively, and are included in "Other assets" in the Company's condensed consolidated balance sheet. The beneficial interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities. During 2023, the Company entered into a Risk Retention Financing Facility to finance the majority of its retained beneficial interests in securitizations. Refer to Note 11 — Long Term Debt for further details.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to the unconsolidated VIE (in thousands):

	Successor			Predecessor
	As of March 31, 2025			As of December 31, 2024
	Aggregate Principal Balance	Carrying Value	Total Exposure	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$1,659	$1,621	$1,621	$2,106	$1,992	$1,992
Certificates	—	186	186	—	192	192
Other assets	310	310	310	310	310	310
Total unconsolidated VIEs	$1,969	$2,117	$2,117	$2,416	$2,494	$2,494

Total exposure represents the estimated loss UACC would incur under severe, hypothetical circumstances, such as if the value of the interests in the securitization trusts and any associated collateral declined to zero. The Company believes the possibility of this is remote. As such, the total exposure presented above is not an indication of the Company's expected losses.

5. Discontinued Operations

As discussed in Note 1 — Description of Business and Basis of Presentation, the Ecommerce Wind-Down was substantially completed as of March 29, 2024. The Company's ecommerce operations were previously a reportable segment and the exit represents a strategic shift that had a major effect on the Company's operations and financial results. Therefore, in accordance with ASC 205, as of and for the three ended March 31, 2024, the Company reported the ecommerce operations and used vehicle dealership business as discontinued operations.

During the three months ended March 31, 2024, the Company incurred charges of approximately $14.7 million for severance and other personnel-related costs and approximately $11.9 million for contract and lease termination costs as a result of the Ecommerce Wind-Down recorded in "Net income (loss) from discontinued operations" in the condensed consolidated statements of operations.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the major income and expense line items from discontinued operations as reported in the condensed consolidated statements of operations (in thousands):

	Successor	Predecessor
	Period from January 15 through March 31,	Three Months Ended March 31,
	2025	2024
Revenue:
Retail vehicle, net	$—	$47,320
Wholesale vehicle	—	140,127
Product, net	(11)	1,635
Total revenue	(11)	189,082
Cost of sales:
Retail vehicle	—	43,673
Wholesale vehicle	(6)	141,800
Total cost of sales	(6)	185,473
Total gross profit	(5)	3,609
Selling, general and administrative expenses	(234)	34,886
Gain on disposal of long lived assets	130	(9,541)
Depreciation and amortization	—	383
Income (loss) from operations	99	(22,119)
Interest expense	—	1,578
Interest loss	—	(856)
Income (loss) before provision for income taxes	99	(22,841)
Provision for income taxes	—	99
Net income (loss) from discontinued operations	$99	$(22,941)

Net income (loss) from discontinued operations for the period from January 1, 2025, to January 14, 2025, was not material.

The following table summarizes the major classes of assets and liabilities from discontinued operations as reported in the condensed consolidated balance sheets (in thousands):

	Successor	Predecessor
	As of March 31,	As of December 31,
	2025	2024
ASSETS
Property and equipment, net	$—	$800
Other assets	8	143
Assets from discontinued operations	$8	$943
LIABILITIES
Accounts payable	$22	$116
Accrued expenses	2,948	3,906
Liabilities from discontinued operations	$2,970	$4,022

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Fresh Start Accounting

As discussed in Note 1 — Description of Business and Basis of Presentation, on November 13, 2024, the Company commenced the Prepackaged Chapter 11 Case. On January 14, 2025, the Effective Date, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective. On January 14, 2025, the Company emerged from the Prepackaged Chapter 11 Case. On the Effective Date, each holder of the Notes received a pro rata share of 92.94% of the New Common Stock, as defined below, (subject to dilution) and all of the Company’s outstanding obligations under the Notes and the Indenture were deemed fully satisfied and discharged. There were no other creditors of the Company impaired in connection with the Prepackaged Chapter 11 Case.

The Company adopted an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to, among other changes to its prior amended and restated certificate of incorporation, effect an automatic conversion of the Common Stock at a ratio of 1-for-5. As a result of the automatic conversion and the issuance of shares of Common Stock pursuant to the Plan, there were approximately 5,163,109 outstanding shares of newly issued Common Stock as of the Effective Date (the “New Common Stock”).

On the Effective Date, the Company entered into a warrant agreement (the “Warrant Agreement”) with Equiniti Trust Company LLC, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company issued warrants (the “Warrants”) to purchase an aggregate of 364,516 shares of the New Common Stock, at an exercise price of $60.95 per share, to stockholders of the Predecessor in accordance with the Prepackaged Chapter 11 Case. Each Warrant was immediately exercisable upon the issuance date and will expire five years from the issuance date.

In connection with the emergence from the Prepackaged Chapter 11 Case and in accordance with ASC Topic 852, the Company qualified for and adopted fresh start accounting on the Effective Date. The Company was required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor Company, and (ii) the reorganization value of the assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. In accordance with ASC Topic 852, with the application of fresh start accounting, the Company allocated its equity value to its individual assets and liabilities based on their estimated fair values. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the condensed consolidated financial statements after January 14, 2025, are not comparable with the condensed consolidated financial statements as of or prior to that date.

Reorganization Value

In accordance with ASC Topic 852, with the application of fresh start accounting, the Company will allocate the equity value to its individual assets and liabilities based on their estimated fair values in conformity with ASC Topic 820, Fair Value.

As set forth in the Plan and the disclosure statement, the value of the Successor Company was assigned to its equity and estimated to be between $115.6 million and $179.4 million. Based on the estimates and assumptions discussed below, the Company estimated the Successor’s equity value to be $164.5 million for financial reporting purposes, which is within the range of equity value per the Plan. The Company estimated the enterprise value and corresponding equity value utilizing two valuation methods: a comparable public company analysis, and a discounted cash flow (“DCF”) method.

The DCF analysis is a forward-looking enterprise valuation methodology that estimates fair value by calculating the present value of expected future cash flows to be generated plus a present value of the estimated terminal value. The Company established an estimate of future cash flows through December 31, 2029, based on the financial projections and assumptions utilized in the Company’s disclosure statement to the Plan, which were derived from earnings forecasts and assumptions regarding growth and profit projections. A terminal value was calculated using the constant growth method based on the projected cash flows for the final year of the forecast period. The cash flow assumptions used in the DCF analysis reflected the Company’s best estimates at the time the analysis was prepared.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The selected public companies analysis is based on the enterprise values of selected publicly traded companies that have operating and financial characteristics comparable in certain respects to the Company. Under this methodology, certain financial multiples that measure financial performance and value are calculated for the selected company. A reference range was determined utilizing such multiples and is applied to certain of the Company's financial metrics to imply an estimated equity value for the business.

The following table reconciles the enterprise value to the estimated fair value of the Successor Common Stock as of the Effective Date (in thousands, except per share data):

Enterprise value	$832,727
Plus:
Cash and cash equivalents	35,352
Restricted cash	26,089
Less:
Warehouse credit facilities of consolidated VIEs	363,718
Long-term debt	365,963
Fair value of Successor Equity	$164,487
Less:
Successor warrants	(2,825)
Fair value of Successor common stock	$161,662
Shares issued upon emergence	5,163,109
Per share value	$31.31

The reconciliation of the Company’s enterprise value to reorganization value as of the Effective Date is as follows: (in thousands):

Enterprise value	$832,727
Plus:
Cash and cash equivalents	35,352
Restricted cash	26,089
Other liabilities	61,536
Reorganization value of Successor assets	$955,704

The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in the Company’s projections, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the financial projections, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company’s control. Accordingly, the Company cannot assure that the estimates, assumptions, valuations or financial projections will be realized and actual results could vary materially.

The results of the Company's analysis indicated that the principal assets requiring fair value adjustments on the Effective Date include finance receivables held for sale, identified intangible assets and leased assets. Further detail regarding the valuation process is described below.

Finance receivables held for sale, net

As of the Effective Date, the finance receivables held for sale, net were reclassified to finance receivables at fair value, refer to Note 2 — Summary of Significant Accounting Policies for further details. To estimate the fair value of the finance receivables the Company utilized the valuation methodologies which are used to value finance receivables at fair value on a recurring basis. Refer to the Fair Value of Financial Instruments Not Carried at Fair Value section in Note 15 — Financial Instruments and Fair Value Measurements for further details.

Intangible Assets

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The identified intangible assets of $14.2 million, which principally consisted of technology, trade names and trademarks, and customer relationships were estimated based on either the cost approach, relief from royalty or multi-period excess earnings methods. Significant assumptions for identified intangibles included royalty rates, discount rates, margins, attrition rates, revenue growth rates, and economic lives. Such fair value measurement of intangible assets is considered Level 3 of the fair value hierarchy.

For the technology-based intangibles that were valued using the relief from royalty income approach, the royalty rate was estimated to be 5.0% and the discount rate 25%. For the technology-based intangibles that were valued using the cost approach, the margin was estimated to be 8.5%. For trade names and trademarks valued under the relief from royalty income approach, the royalty rate was estimated to be 0.5% and the discount rate 25%. For customer-related intangible assets that were valued using the multi-period excess earnings method, the attrition rate was estimated to be 10% and the discount rate 25%.

Lease Liabilities and Right of Use Assets

The present value of lease liabilities was measured as the present value of the remaining lease payments, as if the leases were new leases as of the Effective Date. The Company used its incremental borrowing rate (“IBR”) as the discount rate in determining the present value of the remaining lease payments using a fundamental credit rating analysis. Based upon the corresponding lease terms, the IBRs ranged between approximately 6.2% - 7.6%. Right of use asset values were estimated based on the lease liability.

Consolidated Balance Sheet

The adjustments set forth in the following condensed consolidated balance sheet as of January 14, 2025 reflect the effects of the transactions contemplated by the Plan and executed on the Effective date (reflected in the column “Reorganization Adjustments”), and fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column “Fresh Start Accounting Adjustments”), (in thousands):

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	As of January 14, 2025
		Reorganization		Fresh Start Accounting
	Predecessor	Adjustments	Notes	Adjustments	Notes	Successor
ASSETS
Cash and cash equivalents	$35,352	$—		$—		$35,352
Restricted cash	26,089	—		—		26,089
Finance receivables at fair value	505,084	—		319,928	7	825,012
Finance receivables held for sale, net	311,640	—		(311,640)	7	—
Interest receivable	14,230	—		—		14,230
Property and equipment, net	4,175	—		(2,972)	8	1,203
Intangible assets, net	103,852	—		(89,652)	9	14,200
Operating lease right-of-use assets	6,831	—		4,196	10	11,027
Other assets	32,919	(2,037)	1	(3,049)	11	27,833
Assets from discontinued operations	758	—		—		758
Total assets	$1,040,930	$(2,037)		$(83,189)		$955,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Warehouse credit facilities of consolidated VIEs	$363,718	$—		$—		$363,718
Long-term debt	361,464	—		4,499	12	365,963
Operating lease liabilities	11,027	—		—		11,027
Other liabilities	46,875	—		—		46,875
Liabilities subject to compromise	291,668	(291,668)	2	—		—
Liabilities from discontinued operations	3,634	—		—		3,634
Total liabilities	1,078,386	(291,668)		4,499		791,217
Stockholders’ (deficit) equity:
Common stock - Predecessor	2	(2)	3	—		—
Common stock - Successor	—	5	4	—		5
Additional paid-in-capital - Predecessor	2,095,033	(2,095,033)	5	—		—
Additional paid-in-capital - Successor	—	161,657	6	—		161,657
Warrants - Successor	—	2,825	6	—		2,825
Accumulated deficit	(2,132,491)	2,220,179	2,13	(87,688)	13	—
Total stockholders’ (deficit) equity	(37,456)	289,631		(87,688)		164,487
Total liabilities and stockholders’ equity	$1,040,930	$(2,037)		$(83,189)		$955,704

Reorganization adjustments

1. Represents write-off of prepaid asset related to predecessor directors and officers insurance tail policy.

2. Represents the settlement of the Company's pre-petition Convertible Notes, as of the Effective date, which is calculated as follows (in thousands):

Convertible note	$290,488
Accrued interest on convertible senior note	1,180
Liabilities subject to compromise	291,668
Issuance of 92.94% of Successor common shares to prepetition convertible note holders (1)	150,249
Gain on settlement of liabilities subject to compromise	$141,419

(1) Note the total issuances of Successor equity in the amount of $164.4 million was issued to Predecessor note holders in the amount of $150.2 million and Predecessor equity holders in the amount of $14.2 million. The total issuance to the Predecessor equity holders of $14.2 million included warrants of $2.8 million and 7.06% of Successor common shares totaling $11.4 million.

3. Represents the cancellation of Predecessor common stock.

4. Represents the issuance of Successor common stock.

5. Represents the cancellation of Predecessor additional paid-in capital.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Represents the fair value of 5,163,109 Successor common shares totaling $161.7 million and 364,516 Successor warrants totaling $2.8 million. This results in total Successor equity in the amount of $164.5 million.

Fresh Start Adjustments

7. Represents reclassification of finance receivables held for sale to finance receivables at fair value due to a change in Accounting Policy in accordance with fresh start accounting. Upon reclassification, the finance receivables were adjusted to fair value.

8. Represents a fair value adjustment to property, plant and equipment, net.

9. Represents a fair value adjustment to intangible assets, net.

10. Represents a fair value adjustment to record the initial measurement of the operating lease right-of-use assets to the amount of the operating lease liabilities in accordance with fresh start accounting.

11. Represents a fair value adjustment to other assets, which includes the write-off of debt issuance costs of warehouse credit facilities.

12. Represents an adjustment to long-term debt, which includes the write-off of debt issuance costs of $2.9 million and an adjustment related to the fair value option election for the 2024-1 securitization debt, which resulted in a fair value adjustment to the securitization debt of $1.6 million. The fair value of the debt was determined using a non-binding quote from broker dealers.

13. Represents the cumulative impact, as of the Effective Date, to accumulated deficit from the reorganization adjustments and fresh start accounting adjustments. The cumulative impact to accumulated deficit from the reorganization adjustments is calculated, as follows (in thousands):

Adjustment to Predecessor common stock and additional paid-in-capital	$2,095,035
Gain on settlement of liabilities subject to compromise	141,419
Warrants and common stock issued to Predecessor equity holders	(14,238)
Reorganization adjustment to total assets	(2,037)
Cumulative impact to accumulated deficit	$2,220,179

Reorganization items, net

The Company applied ASC 852 in preparing the condensed consolidated financial statements starting on the Prepackaged Chapter 11 Case petition date. ASC 852 requires the financial statements, for the periods subsequent to the petition date and up to and including the Effective Date, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges are recorded as Reorganization items, net in the Condensed Consolidated Statements of Operations.

Certain expenses resulting from and recognized during the Company's bankruptcy proceedings, gains on the settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments are recorded in

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Reorganization items, net in the Company's Condensed Consolidated Statements of Operations. Reorganization items, net consisted of the following (in thousands):

	Successor	Predecessor
	Period from January 15 through March 31,	Period from January 1 through January 14,	Three Months Ended March 31,
	2025	2025	2024
Net gain on settlement of debt	$—	$141,419	$—
Net loss on fresh start adjustments	—	(87,688)	—
Net loss on reorganization adjustment of other assets	—	(2,037)	—
Professional fees	—	(658)	—
Total reorganization items, net	$—	$51,036	$—

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Successor	Predecessor
	March 31,	December 31,
	2025	2024
Equipment	$535	$2,841
Furniture and fixtures	78	333
Leasehold improvements	388	693
Internal-use software	1,506	5,366
Other	192	693
	2,699	9,926
Accumulated depreciation and amortization	(198)	(5,862)
Property and equipment, net	$2,501	$4,064

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company recorded property and equipment at fair value as of the Effective Date, as discussed in Note 6 — Fresh Start Accounting for further details.

Depreciation and amortization expense was $0.2 million for the period from January 15, 2025 to March 31, 2025, and $0.9 million for the three months ended March 31, 2024. Depreciation and amortization expense for the period from January 1, 2025, to January 14, 2025, was not material.

The Company recorded impairment charges for "Property and equipment, net" of $2.7 million for the three months ended March 31, 2024, related to the Company's internal-use software that no longer have a planned future use.

8. Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor			Predecessor
	March 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$9,800	$(297)	$9,503	$108,700	$(55,047)	$53,653
Customer relationships	900	(24)	876	69,400	(26,011)	43,389
Trademarks and trade names	3,500	(83)	3,417	12,200	(4,373)	7,827
Total intangible assets	$14,200	$(404)	$13,796	$190,300	$(85,431)	$104,869

Amortization expense for intangible assets was $1.0 million for the period from January 1, 2025, to January 14, 2025, $0.4 million for the period from January 15, 2025, to March 31, 2025, and $6.8 million for the three months ended March 31, 2024.

The estimated amortization expense for intangible assets subsequent to March 31, 2025, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2025	$1,426
2026	1,901
2027	1,901
2028	1,901
2029	1,901
Thereafter	4,766
$13,796

9. Other Liabilities

The Company’s other liabilities consisted of the following (in thousands):

	Successor	Predecessor
	March 31,	December 31,
	2025	2024
Warranty and GAP liabilities	$17,488	$17,163
Dealer related liabilities	6,991	4,184
Accrued compensation and benefits	6,713	12,165
Accrued professional services	873	532
Accrued software and IT costs	360	252
Interest payable	3,544	4,096
Insurance payable	104	29
Other	12,471	11,278
Total other liabilities	$48,544	$49,699

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Warehouse Credit Facilities of Consolidated VIEs

UACC has four senior secured warehouse facility agreements, through consolidated VIEs, (the “Warehouse Credit Facilities”) with banking institutions as of March 31, 2025. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of March 31, 2025 and December 31, 2024, the Company had excess borrowing capacity of $27.3 million and $28.2 million on UACC's Warehouse Credit Facilities, respectively.

The terms of the Warehouse Credit Facilities include the following (in thousands):

	Facility One	Facility Two	Facility Three	Facility Four
Execution date	May 30, 2012	November 19, 2013	July 11, 2019	November 18, 2022
Commitment termination date	July 21, 2025	June 2, 2026	August 29, 2025	April 12, 2027
Aggregate borrowings limit	$200,000	$200,000	$200,000	$200,000
As of March 31, 2025 (Successor)
Aggregate principal balance of finance receivables pledged as collateral	$—	$8,373	$—	$143,642
Outstanding balance	$—	$7,619	$—	$106,568
Restricted cash	$—	$389	$—	$2,700
As of December 31, 2024 (Predecessor)
Aggregate principal balance of finance receivables pledged as collateral	$—	$76,523	$223,901	$143,514
Outstanding balance	$—	$62,290	$175,568	$122,054
Restricted cash	$—	$3,169	$10,398	$5,328

As of March 31, 2025, and December 31, 2024, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 5.95% and 6.32%, respectively.

On March 8, 2025, the Company renewed Facility Two, now expiring June 2026. The aggregate borrowing limit and significant terms of the agreement remained unchanged except for an increase in the minimum liquidity covenant. On March 28, 2025, the Company renewed Facility Four, now expiring in April 2027. The aggregate borrowing limit under this facility decreased from $225.0 million to $200.0 million and all other significant terms of the agreement remained unchanged.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of March 31, 2025, and December 31, 2024, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Long Term Debt

Debt instruments, excluding warehouse credit facilities of consolidated VIEs, which are discussed in Note 10 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	Successor	Predecessor
	March 31,	December 31,
	2025	2024
Securitization debt of consolidated VIEs at fair value	$613,934	$142,629
Securitization debt of consolidated VIEs at amortized cost	—	210,727
Financing of beneficial interest in securitizations	31,186	17,700
Junior subordinated debentures	10,310	10,310
Total debt	$655,430	$381,366

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

On November 13, 2024, the Company commenced the Prepackaged Chapter 11 Case. On the Effective Date, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective. On January 14, 2025, the Company emerged from the Prepackaged Chapter 11 Case. On the Effective Date, each holder of the Notes received a pro rata share of 92.94% of the New Common Stock, as defined below, and all of the Company’s outstanding obligations under the Notes and the Indenture were deemed fully satisfied and discharged.

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

The Company accounted for the Notes as a single liability-classified instrument measured at amortized cost. As a result of filing the bankruptcy petition, the Company wrote off the remaining unamortized debt discount and debt issuance costs of $2.4 million, recorded within "Reorganization items, net" on the condensed consolidated statements of operations. The net carrying value was $290.5 million as of December 31, 2024.

The Notes were issued at par value and fees associated with the issuance of these Notes were amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense was $0.9 million and the effective interest rate of the Notes was 1.3% for the three months ended March 31, 2024.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Securitization Debt of Consolidated VIEs

The securitization debt was issued under UACC's securitization program. The Company elected to account for the 2022-2, 2023-1, and 2025-1 securitization debt under the fair value option using the measurement alternative. Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to apply the measurement alternative to the 2024-1 securitization debt. Fair value adjustments are recorded in "Realized and unrealized losses, net of recoveries" in the condensed consolidated statements of operations. Refer to Note 15 — Financial Instruments and Fair Value Measurements. For the 2022-2, 2023-1, 2024-1, and 2025-1 securitization transactions, the Company consolidated the VIEs and accounted for these transactions as secured borrowings. Refer to Note 4 — Variable Interest Entities and Securitizations for further discussion.

UACC retained the residual interests in the 2023-1, 2024-1, and 2025-1 securitization transactions. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it is responsible for the administration and collection of the amounts owed under the contracts. In the first quarter of 2023, UACC waived its servicing fees related to the 2022-2 securitization and subsequently consolidated the 2022-2 trust. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $49.0 million and $29.2 million as of March 31, 2025, and December 31, 2024, respectively.

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

The securitization debt issued is included in "Long-term debt" on the condensed consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of March 31, 2025 (Successor)
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2022-2-D	January 10, 2028	$32,889	6.84%	$29,832	$29,865
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	28,440	15,207
United Auto Credit 2023-1-C	July 10, 2028	33,326	6.28%	14,607	14,628
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	35,653	36,017
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	23,921
United Auto Credit 2024-1-A	August 10, 2026	132,340	6.17%	15,905	15,909
United Auto Credit 2024-1-B	June 10, 2027	42,770	6.57%	42,770	42,890
United Auto Credit 2024-1-C	October 10, 2029	35,190	7.06%	35,190	35,461
United Auto Credit 2024-1-D	November 12, 2029	52,160	8.30%	52,160	53,104
United Auto Credit 2024-1-E	November 12, 2030	37,540	10.45%	37,540	39,169
United Auto Credit 2025-1-A	June 10, 2027	138,300	4.80%	138,300	138,299
United Auto Credit 2025-1-B	February 10, 2028	50,450	5.05%	50,450	50,448
United Auto Credit 2025-1-C	June 10, 2030	32,660	5.15%	32,660	32,656
United Auto Credit 2025-1-D	July 10, 2030	50,810	5.96%	50,810	50,802
United Auto Credit 2025-1-E	October 10, 2031	35,560	7.71%	35,560	35,558
Total rated notes at fair value		$766,344		$623,133	$613,934

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of December 31, 2024 (Predecessor)
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

The final scheduled payment date represents legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $192.8 million in 2025, $202.0 million in 2026, $131.0 million in 2027, $61.1 million in 2028, and $36.2 million in 2029.

In February 2024, UACC exercised its option to repurchase the 2021-1 securitization debt for a total redemption price of $35.6 million.

The aggregate principal balance and the net carrying value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	Successor		Predecessor
	As of March 31,		As of December 31,
	2025		2024
	Aggregate Principal Balance	Net Carrying Value	Aggregate Principal Balance	Net Carrying Value
United Auto Credit 2022-2	$53,291	$46,641	$65,096	$57,130
United Auto Credit 2023-1	88,738	75,218	106,920	92,041
United Auto Credit 2024-1	238,920	214,339	275,567	244,094
United Auto Credit 2025-1	371,065	341,402	—	—
Total finance receivables of CFEs	$752,014	$677,600	$447,583	$393,265

Financing of Beneficial Interests in Securitizations

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance asset-backed securities issued in its securitization transactions and held by UACC pursuant to applicable Risk Retention Rules. Under this facility, UACC sells such retained interests and agrees to repurchase them on a future date. In its initial transaction under this facility, UACC pledged $24.5 million of its retained beneficial interests as collateral, and received proceeds of $24.1 million, with expected repurchase dates ranging from March 2025 to September 2029. Following the completion of the 2024-1 securitization transaction, the Company pledged an additional $15.8 million of its retained beneficial interests as collateral under the Risk Retention Financing Facility, and received proceeds of $15.6 million, with expected repurchase dates ranging from August 2026 to November 2030 at the initial closing date. Following the completion of the 2025-1 securitization transaction, the Company pledged an additional $16.2 million of its retained beneficial interests as collateral under the Risk Retention Financing Facility, and received proceeds of $16.1 million, with expected repurchase dates ranging from June 2027 to October 2031 at the initial closing date. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lender, which will reduce the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, UACC may be required to transfer cash or additional securities as pledged under this facility. At the termination of this agreement, UACC is obligated to return the amounts borrowed.

The outstanding balance of this facility, net of unamortized debt issuance costs, was $31.2 million and $17.7 million as of March 31, 2025 and December 31, 2024, respectively, and is included in "Long-term debt" on the condensed consolidated balance sheet. As of March 31, 2025 and December 31, 2024, the fair value of the collateral pledged under this facility was $31.7 million and $18.3 million, respectively.

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

Additionally, from time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business and an unfavorable resolution of any of these matters could materially affect the Company’s future results of operations, cash flows or financial position. The Company is also party to various disputes that the Company considers routine and incidental to its business. The Company does not expect the results of any of these routine actions to have a material effect on the Company’s business, results of operations, financial condition, or cash flows. The Company accrues a liability when a loss is considered probable and the amount can be reasonably estimated. When a material loss contingency is reasonably possible but not probable, the Company does not record a liability, but instead discloses the nature and the amount of the claim, and an estimate of the loss or range of loss, if such an estimate can be made. Legal fees are expensed as incurred.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Beginning in March 2021, multiple putative class actions were filed in the U.S. District Court for the Southern District of New York by certain of the Company’s stockholders against the Company and certain of the Company’s officers alleging violations of federal securities laws. The lawsuits were captioned Zawatsky et al. v. Vroom, Inc. et al., Case No. 21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits asserted similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. In each case, the named plaintiff(s) sought to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). In August 2021, the Court consolidated the cases under the new name In re: Vroom, Inc. Securities Litigation, Case No. 21-cv-2477, appointed a lead plaintiff and lead counsel and ordered a consolidated amended complaint to be filed. The court-appointed lead plaintiff subsequently filed a consolidated amended complaint that reasserts claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 against the Company and certain of the Company’s officers, and added new claims under Sections 11, 12 and 15 of the Securities Act against the Company, certain of its officers, certain of its directors, and the underwriters of the Company’s September 2020 secondary offering. On March 19, 2025, the Court entered an order granting Vroom’s motion to dismiss all claims.

In August 2021, November 2021, January 2022, and February 2022, various Company stockholders filed purported shareholder derivative lawsuits on behalf of the Company in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors, and nominally against the Company, alleging violations of the federal securities laws and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. All four lawsuits have been consolidated under the case caption In re Vroom, Inc. Shareholder Derivative Litigation, Case No. 21-cv-6933, and the court has approved the parties’ stipulation that the cases would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. The stockholders who filed these lawsuits have voluntarily dismissed their claims and these cases have been closed.

In April 2022 and April 2024, two of the Company’s stockholders filed separate purported shareholder derivative lawsuits on behalf of the Company in the U.S. District Court for the District of Delaware against certain of the Company’s officers and directors, and nominally against the Company, alleging violations of the federal securities law and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. The case filed in April 2022 is captioned Godlu v. Hennessy et al., Case No. 22-cv-569, the case filed in April 2024 is captioned Hudda v. Hennessy et al. Case No. 24-cv-4499., and the court in each has approved the parties’ stipulations that each case would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. The stockholders who filed these lawsuits have voluntarily dismissed their claims and these cases have been closed.

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfillment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. In May 2022, Vroom Automotive, LLC and the Attorney General of the State of Texas agreed to a temporary injunction in which Vroom Automotive, LLC agreed to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. In December 2023, Vroom, Inc., Vroom Automotive, LLC and the Attorney General of the State of Texas reached a final agreement to resolve all claims in the petition, without any admission of wrongdoing by either Vroom entity. Under the agreement, the Company agreed to pay a total of $2 million in civil penalties and $1 million in attorneys' fees, with the first half due in September 2024 and the remaining half due in September 2025, and abide permanently by an injunction of certain operational practices that were previously implemented.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

13. Preferred Stock and Stockholders’ Equity

Preferred Stock

On January 14, 2025, the Company amended its certificate of incorporation to authorize the issuance of up to 5,000,000 shares of Preferred Stock, $0.001 par value per share.

As of March 31, 2025, and December 31, 2024, there was no preferred stock issued or outstanding.

Common Stock

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

Pursuant to the Plan, the 2020 Plan was further amended on January 14, 2025, to increase the number of shares reserved for issuance under the 2020 Plan to account for the proposed post-emergence management incentive program, which accounts for 15% of the fully-diluted shares of New Common Stock as of immediately following the Effective Date, inclusive of the Warrants, the management incentive program and the converted existing equity awards: 10% will be allocated for awards of restricted stock units and 5% will be allocated for awards of stock options.

On May 20, 2022, the Company adopted the 2022 Inducement Award Plan (the “Inducement Award Plan”). Awards under the Inducement Award Plan may only be granted to a newly hired employee who has not previously been an employee or a member of the Board or an employee who is being rehired following a bona fide period of non-employment by the Company, in each case as a material inducement to the employee’s entering into employment. An aggregate of 37,500 shares of the Company’s common stock are reserved for issuance under the Inducement Award Plan. As of March 31, 2025, there were 6,489 shares available for future issuance under the Inducement Award Plan.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On January 14, 2025, the Company amended and restated the 2020 Plan which authorized the issuance of: (i) 1,166,880, (ii) any Shares which as of the Effective Date are subject to awards under the Prior Plans which are forfeited or lapse unexercised and which following the Effective Date are not issued under the Prior Plans; and (iii) an annual increase on the first day of each calendar year beginning on January 1, 2022, and ending on and including January 1, 2030, equal to the lesser of (A) 4% of the Shares outstanding (on an as‑converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of Shares as determined by the Board or the Committee; provided, however, no more than 475,000 Shares may be issued upon the exercise of Incentive Stock Options. Any Shares distributed pursuant to an award may consist, in whole or in part, of authorized and unissued Common Stock, treasury Common Stock or Common Stock purchased on the open market. As of March 31, 2025, there were 77,694 shares available for future issuance under the 2020 Plan.

Stock Options

The stock-based compensation expense related to stock options for the period from January 1, 2025 to January 14, 2025 was not material, and the Company recognized $0.1 million of stock-based compensation expense for the period from January 15, 2025 to March 31, 2025. As of March 31, 2025, the Company had $3.4 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.7 years.

On March 12, 2025, 259,400 stock options were granted to the CEO whereby 129,700 have a fair value of $11.25 per share and an exercise price of $45.70 per share, and the remaining 129,700 have a fair value of $9.62 per share and an exercise price of $60.95 per share. Additionally, on March 12, 2025, an aggregate of 65,000 stock options were granted to certain members of key management whereby 32,500 have a fair value of $11.25 per share and an exercise price of $45.70 per share, and the remaining 32,500 have a fair value of $9.62 per share an exercise price of $60.95 per share. The stock options vest ratably over a four-year period subject to continued employment through each applicable vesting date.

RSUs

The Company recognized $0.1 million of stock-based compensation expense related to RSUs for the period from January 1, 2025 to January 14, 2025, and $.4 million for the period from January 15, 2025 to March 31, 2025, and $1.4 million for the three months ended March 31, 2024. As of March 31, 2025, the Company had $16.3 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 3.6 years. As of December 31, 2024, the Company had $1.2 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 0.7 years.

Certain of the Company’s RSU grants are subject to acceleration upon a change of control and termination within 12 months, and upon death, disability and certain other “good leaver” circumstances.

15. Financial Instruments and Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received from selling an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. U.S. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and establishes the following three levels of inputs that may be used to measure fair value:

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Items Measured at Fair Value on a Recurring Basis

The Company holds certain financial assets that are required to be measured at fair value on a recurring basis. Additionally, the Company elected the fair value option for the financial assets and liabilities of UACC’s consolidated CFEs, beneficial interests in the 2022-1 securitization transaction and certain other finance receivables. Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to elect the fair value option for all finance receivables on a prospective basis. Under the fair value option allowable under ASC 825, “Financial Instruments” (“ASC 825”), the Company may elect to measure at fair value financial assets and liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings.

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Successor
	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$5,157	$—	$—	$5,157
CFE assets:
Finance receivables at fair value	—	—	677,600	677,600
Finance receivables at fair value	—	—	180,600	180,600
Other assets (beneficial interests in securitizations)	—	1,807	—	1,807
Total financial assets	$5,157	$1,807	$858,200	$865,164
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	598,727	15,207	613,934
Total financial liabilities	$—	$598,727	$15,207	$613,934

	Predecessor
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$17,626	$—	$—	$17,626
CFE assets:
Finance receivables at fair value	—	—	214,420	214,420
Finance receivables at fair value	—	—	289,428	289,428
Other assets (beneficial interests in securitizations)	—	2,184	—	2,184
Total financial assets	$17,626	$2,184	$503,848	$523,658
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	125,707	16,922	142,629
Total financial liabilities	$—	$125,707	$16,922	$142,629

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

Financial assets and liabilities of CFEs: In accordance with ASC 825, the Company has elected the fair value option, for the eligible financial assets and liabilities of the 2022-2, 2023-1, and 2025-1 consolidated CFEs in order to mitigate potential accounting mismatches between the carrying value of the financial assets and liabilities. To eliminate potential measurement differences, the Company elected the measurement alternative included in ASC 810-30, allowing the Company to measure both the financial assets and liabilities of a qualifying CFE using the fair value of either the CFE’s financial assets or liabilities, whichever is more observable. Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to apply the measurement alternative to the 2024-1 consolidated CFE. Under the measurement alternative prescribed by ASC 810-30, the Company recognizes changes in the CFE’s net assets, including changes in fair value adjustments and net interest earned, in its condensed consolidated statements of operations.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Successor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 15, 2025	$387,444	$437,568	$14,934
Transfer within Level 3 categories	349,623	(349,623)	—
Losses included in realized and unrealized losses	(13,991)	3,176	273
Losses included in Warranties and GAP	(804)	(976)	—
Issuances, net of discount	—	120,532	—
Paydowns	(44,268)	(28,949)	—
Other	(404)	(1,128)	—
Fair value as of March 31, 2025	$677,600	$180,600	$15,207

Predecessor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2025	$214,420	$289,422	$16,922
Reclassification of finance receivables due to a change in Accounting Policy	180,883	139,052	—
Transfer within Level 3 categories	(439)	439	—
Losses included in realized and unrealized losses	(4,707)	(2,265)	(1,988)
Losses included in Warranties and GAP	(52)	(188)	—
Issuances, net of discount	—	14,337	—
Paydowns	(2,947)	(2,992)	—
Other	286	(237)	—
Fair value as of January 14, 2025	$387,444	$437,568	$14,934

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Predecessor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value
Fair value as of January 1, 2024	$316,998	$31,672
Transfer within Level 3 categories	(39,040)	39,040
Losses included in realized and unrealized losses	(13,781)	(6,527)
Losses included in Warranties and GAP	(771)	(219)
Issuances, net of discount	—	130,290
Paydowns	(27,332)	(12,762)
Other	3,904	(193)
Fair value as of March 31, 2024	$239,978	$181,301

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis. There were no transfers between levels of the fair value hierarchy for all the periods presented.

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Realized and unrealized losses, net of recoveries" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Successor	Predecessor
	Period from January 15 through March 31,	Period from January 1 through January 14,	Three Months Ended March 31,
	2025	2025	2024
Financial Assets
Finance receivables of CFEs	$5,329	$4,556	$15,884
Finance receivables at fair value	12,260	2,192	4,869
Beneficial interests in securitizations	(69)	—	(10)
Financial Liabilities
Debt of securitized VIEs	1,952	(2,267)	(2,549)
Total net loss included in "Realized and unrealized losses, net of recoveries"	$19,472	$4,481	$18,194

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of March 31, 2025 (Successor)	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$752,014	$213,395
Aggregate fair value of finance receivables that are reported at fair value	$677,600	$180,600
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$5,852	$6,217
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,154	$4,360

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of December 31, 2024 (Predecessor)	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$244,345	$331,882
Aggregate fair value of finance receivables that are reported at fair value	$214,420	$289,428
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$5,969	$3,663
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,228	$2,551

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of March 31, 2025 (Successor)	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$623,133
Aggregate fair value of rated notes of securitized VIEs	$613,934

As of December 31, 2024 (Predecessor)	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$153,160
Aggregate fair value of rated notes of securitized VIEs	$142,629

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fair Value of Financial Instruments Not Carried at Fair Value

The carrying amounts of restricted cash and other liabilities approximate fair value due to their short-term nature. The carrying value of the Warehouse Credit Facilities was determined to approximate fair value due to its short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period.

Finance receivables held for sale, net: For finance receivables eligible to be sold in a securitization, the Company determined the fair value of these finance receivables utilizing sales prices based on estimated securitization transactions, adjusted for transformation costs, risk and a normal profit margin associated with securitization transactions. Such fair value measurement is considered Level 3 of the fair value hierarchy. Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to elect the fair value option for all finance receivables held for sale, net. As of March 31, 2025, the Company did not have any finance receivables held for sale, net. As of December 31, 2024, the carrying value and fair value of the finance receivables held for sale, net were $114.6 million.

For finance receivables sold in a securitization, the Company determined the fair value of these finance receivables by estimating the proceeds that would be generated from selling the notes and the residual interests in the securitization trust. The fair value of the notes was determined utilizing non-binding quoted prices provided by broker dealers, as discussed above, and the Company used a discounted cash flow model to estimate the fair value of the residual interests in the trust. Such fair value measurement is considered Level 3 of the fair value hierarchy. As of March 31, 2025, there were no finance receivables held for sale, net that were sold in a securitization. As of December 31, 2024, the carrying value and fair value of the finance receivables held for sale, net that were sold in a securitization were $178.8 million and $183.3 million, respectively. The significant unobservable inputs utilized in the discounted cashflow model include the following:

Predecessor
Inputs as of December 31,
Unobservable inputs	2024
Cumulative net loss	24.2%
Recoveries	30%
Discount Rate	17%-19%

In addition, the Company also had finance receivables that were no longer eligible to be sold in a securitization. As of March 31, 2025, there were no finance receivables held for sale, net, that were no longer eligible to be sold in a securitization. As of December 31, 2024, the carrying value and fair value of the finance receivables held for sale, net were no longer eligible to be sold in a securitization were $24.8 million. These were finance receivables that became delinquent and no longer meet the expected securitization sales criteria. The Company used a discounted cash flow model to estimate the fair value of future recoveries for finance receivables. Such fair value measurement is considered Level 3 of the fair value hierarchy. The significant unobservable inputs utilized in the discounted cashflow model include the following:

Predecessor
Inputs as of December 31,
Unobservable inputs	2024
Cumulative net loss	19.3% - 33.2%
Recoveries	26.3% - 47.2%
Discount Rate	14.5%

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Securitization Debt: Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy change to elect the fair value option and apply the measurement alternative to the 2024-1 securitization debt. As of December 31, 2024, the 2024-1 securitization debt was not carried at fair value on the Company's condensed consolidated balance sheet. As of December 31, 2024, the fair value of the debt was determined utilizing non-binding quoted prices provided by broker dealers, as discussed above, and classified as Level 2 of the fair value hierarchy.

Predecessor
December 31,
2024
(in thousands)
Carrying value	$210,727
Fair value	$213,988

Financing of beneficial interests in securitizations: The fair value of the financing of beneficial interests in securitizations, which are not carried at fair value on the Company's condensed consolidated balance sheets, approximated their carrying value as of March 31, 2025 and December 31, 2024 and are classified within Level 3 of the fair value hierarchy.

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the Company's condensed consolidated balance sheets, approximated their carrying value as of March 31, 2025 and December 31, 2024 and are classified within Level 3 of the fair value hierarchy.

Convertible Senior Notes: As of December 31, 2024, the fair value of the Notes, which were not carried at fair value on the Company's condensed consolidated balance sheet, was determined utilizing actual bids and offer prices of the Notes in markets that are not active and were classified within Level 2 of the fair value hierarchy.

Predecessor
December 31,
2024
(in thousands)
Carrying value	$290,488
Fair value	$145,244

The Company did not have Convertible Senior Notes as of March 31, 2025. Refer to Note 11— Long Term Debt for further details.

Fresh start accounting: In accordance with ASC Topic 852, with the application of fresh start accounting, the Company allocated the reorganization value to its individual assets and liabilities based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. Refer to Note 6 — Fresh Start Accounting for further details.

16. Segment Information

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

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Company’s CODM is the chief executive office (“CEO”). During the period from January 15, 2025, to March 31, 2025, the CODM changed the

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

profitability measure reviewed for the Company's segment from Adjusted EBITDA to Adjusted net income (loss). The CODM reviews Adjusted net income (loss) for each of the reportable segments. Adjusted net income (loss) is defined as net income (loss) from continuing operations adjusted for stock compensation expense, severance expense, bankruptcy costs (which represent professional fees incurred related to the bankruptcy prior to filing of the petition and post-emergence), reorganization items, net (which relate to certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges), operating lease right-of-use assets impairment and long-lived asset impairment charges incurred by segment. All expense categories on the condensed consolidated statement of operations are significant and there are no other significant segment expenses that would require disclosure. There are no intra-entity sales and no significant expense categories regularly provided to the CODM beyond those disclosed in the consolidated statement of operations. The CODM manages the business using consolidated expense information, adjusted for items that are non-recurring or not core to the Company’s operating business as disclosed above, as well as regularly provided budgeted or forecasted expense information for each operating segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of March 31, 2025 and December 31, 2024, long-lived assets were predominantly located in the United States.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Information about the Company’s reportable segments and corporate activities are as follows (in thousands):

	Successor				Predecessor
	Period from January 15 through March 31,				Period from January 1 through January 14,
	2025				2025
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$37,157	$—	$—	$37,157	$7,254	$—	$(71)	$7,183

Interest expense:
Warehouse credit facility	4,618	—	—	4,618	1,017	—	—	1,017
Securitization debt	6,548	—	—	6,548	1,178	—	—	1,178
Total interest expense	11,166	—	—	11,166	2,195	—	—	2,195
Net interest income (expense)	25,991	—	—	25,991	5,059	—	(71)	4,988

Realized and unrealized losses, net of recoveries	12,691	—	(1,591)	11,100	7,647	—	(855)	6,792
'Net interest income (loss) after losses and recoveries	13,300	—	1,591	14,891	(2,588)	—	784	(1,804)

Noninterest income:
Servicing income	1,254	—	—	1,254	192	—	—	192
Warranties and GAP income (loss), net	3,571	—	508	4,079	390	—	(83)	307
CarStory revenue	—	2,392	—	2,392	—	432	—	432
Other income	2,235	62	184	2,481	66	13	34	113
Total noninterest income (loss)	7,060	2,454	692	10,206	648	445	(49)	1,044

Expenses:
Compensation and benefits	13,694	1,360	1,013	16,067	2,398	326	99	2,823
Professional fees	3,069	—	2,278	5,347	172	13	112	297
Software and IT costs	2,086	—	316	2,402	367	2	88	457
Depreciation and amortization	479	96	—	575	817	240	—	1,057
Interest expense on corporate debt	480	—	—	480	85	—	91	176
Impairment charges	3,479	—	677	4,156	—	—	—	—
Other expenses	1,670	138	562	2,370	262	20	89	371
Total expenses	24,957	1,594	4,846	31,397	4,101	601	479	5,181

Provision for income taxes from continuing operations	39	16	95	150	—	5	—	5

Adjusted net income (loss)	$(834)	$839			$(5,910)	$(153)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Predecessor
	Three Months Ended March 31,
	2024
	UACC	CarStory	Corporate	Total
Interest income	$51,541	$—	$(464)	$51,077

Interest expense:
Warehouse credit facility	9,471	—	—	9,471
Securitization debt	4,869	—	—	4,869
Total interest expense	14,340	—	—	14,340
Net interest income (expense)	37,201	—	(464)	36,737

Realized and unrealized losses, net of recoveries	27,761	—	3,058	30,819
Net interest income (loss) after losses and recoveries	9,439	—	(3,521)	5,918

Noninterest income:
Servicing income	2,019	—	—	2,019
Warranties and GAP income (loss), net	1,610	—	(11,252)	(9,642)
CarStory revenue	—	2,979	—	2,979
Other income	2,470	173	141	2,784
Total noninterest income (loss)	6,099	3,152	(11,111)	(1,860)

Expenses:
Compensation and benefits	18,788	2,214	3,109	24,110
Professional fees	876	122	2,345	3,343
Software and IT costs	3,097	167	1,358	4,622
Depreciation and amortization	6,021	1,605	—	7,626
Interest expense on corporate debt	471	—	920	1,391
Impairment charges	2,752	—	—	2,752
Other expenses	2,523	118	1,814	4,454
Total expenses	34,528	4,226	9,546	48,298

Provision (benefit) for income taxes from continuing operations	436	39	(38)	436

Adjusted net loss	$(16,506)	$(913)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The reconciliation between reportable segment Adjusted net (loss) income to consolidated loss from continuing operations as follows (in thousands):

	Successor	Predecessor
	Period from January 15 through March 31,	Period from January 1 through January 14,	Three Months Ended March 31,
	2025	2025	2024
Adjusted net income (loss)
UACC	$(834)	$(5,910)	$(16,506)
CarStory	839	(153)	(913)
Total	$5	$(6,063)	$(17,419)

Stock compensation expense	(297)	(134)	(368)
Severance expense	(21)	(4)	—
Impairment charges	(3,479)	—	(2,752)
Corporate income (loss) from continuing operations	(2,658)	256	(24,136)
Reorganization items, net	—	51,036	—
Net (loss) income from continuing operations	$(6,450)	$45,090	$(44,676)

17. Income Taxes

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

The Company’s effective tax rate from continuing operations was 0.4% for the three months ended March 31, 2025, and (1.0)% for the three months ended March 31, 2024.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2018 and prior. The company is not currently under audit for any US federal or state income tax audits.

The Company has not identified any uncertain tax positions as of March 31, 2025, or December 31, 2024. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

The Internal Revenue Code (“IRC”) Section 382 provides for a limitation of the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the IRC Section 382). The Company completed a Section 382 study and determined that the Company has undergone five ownership changes, the most recent of which occurred on the Effective Date. The IRC Section 382 limitations arising as a result of these ownership changes generally limit the use of the net operating losses generated before the applicable ownership change. However, an exception to the IRC Section 382 limitation applies when, among other requirements, so-called “qualified creditors” and shareholders of a corporation in a title 11 Case receive, in respect of their claims and interests, as applicable, at least 50% of the vote and value of the stock of the corporation pursuant to a confirmed chapter 11 plan (the “382(l)(5) Exception”). The Company expects that the 382(l)(5) Exception applied to the ownership change occurring on the Effective Date and, accordingly, that the Company may not have any limitation on its utilization of federal NOL carryforwards generated prior to emergence from the Prepackaged Chapter 11 Case (other than limitations which existed before the commencement of the Prepackaged Chapter 11 Case). However, the Company may be limited in its utilization

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

of its federal NOL carryforwards generated before the Effective Date if it triggers another ownership change within two years after the Effective Date.

On the Effective Date, the Company consummated its Prepackaged Chapter 11 Case. For US tax purposes the Company would be required to recognize cancellation of debt income (“CODI”) in the amount equal to the excess of the adjusted issue price of the debt discharged over the value of any new debt or equity that was issued. However, IRC Section 108 provides that CODI may be excluded from gross income to the extent that the debt is discharged in a title 11 Case. In lieu of recognizing CODI, IRC Section 108 requires the Company to reduce its tax attributes, including net operating losses, capital losses, tax credits, depreciable assets, investment in subsidiaries and other investments, in the amount of the CODI that is excluded from gross income.

18. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Successor	Predecessor
	Period from January 15 through March 31,	Period from January 1 through January 14,	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2025	2025	2024
Net (loss) income from continuing operations	$(6,450)	$45,090	$(44,676)
Net income (loss) from discontinued operations	$99	$(4)	$(22,941)
Net (loss) income	$(6,351)	$45,086	$(67,617)
Net (loss) income per share attributable to common stockholders, basic:
Continuing operations	(1.25)	24.74	(24.90)
Discontinued operations	0.02	(0.00)	(12.79)
Basic	$(1.23)	$24.74	$(37.68)
Net (loss) income per share attributable to common stockholders, diluted:
Continuing operations	(1.25)	23.89	(24.90)
Discontinued operations	0.02	(0.00)	(12.79)
Diluted	$(1.23)	$23.89	$(37.68)
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	5,163,109	1,822,541	1,794,303
Diluted	5,163,109	1,887,371	1,794,303

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	Successor	Predecessor
	As of March 31,	As of January 14,	As of March 31,
	2025	2025	2024
Convertible senior notes	—	—	64,830
Stock options	328,960	23,214	26,042
Restricted stock units	703,549	131,422	170,406
Total	1,032,509	154,636	261,278

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table sets forth a reconciliation from basic to diluted weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:

Predecessor
Period from January 1 through January 14,
2025
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	1,822,541
Convertible senior notes	64,830
Diluted	1,887,371

Potentially dilutive common shares assumed conversion of debt using the if-converted method.

19. Related Party Transactions

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement for a $25.0 million Delayed Draw Facility with Mudrick Capital Management, L.P. (“Lender”), who is a 76.5% shareholder of the Company and as of January 14, 2025 became a related party. The Delayed Draw Facility allows for multiple drawdowns by each co-borrower, subject to satisfaction of usual and customary conditions precedent. The Delayed Draw Facility bears interest at a rate of Term SOFR +850 bps, payable quarterly in arrears, with a full payment-in-kind option. Interest is also payable upon any payment of principal. The co-borrowers’ obligations under the Delayed Draw Facility will be collateralized by asset backed residual certificates in certain UACC securitization trusts. The Delayed Draw Facility matures on December 31, 2026; however, borrowings can be prepaid at any time, in whole or in part, without penalty or premium. Once amounts are repaid they may not be reborrowed. The Delayed Draw Facility includes certain usual and customary covenants with respect to the co-borrowers’ activities and the collateral. As of March 31, 2025, the Company did not have any Drawdown on the Delayed Draw Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and in the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), as updated by reference into the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

On January 14, 2025 (the “Effective Date”), the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective. We emerged from the Prepackaged Chapter 11 Case on January 14, 2025. On February 20, 2025, our common stock was re-listed for trading on the Nasdaq Global Market.

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

2025-1 Securitization Transaction

In March 2025, United Auto Credit Corporation, our wholly owned subsidiary (“UACC”) sold approximately $307.8 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust established and sponsored by UACC for proceeds of $306.5 million. The trust is collateralized by finance receivables with an aggregate principal balance of $382.1 million as of March 12, 2025. These finance receivables are serviced by UACC. UACC retained the residual interests, which required us to account for the 2025-1 securitization as secured borrowings and the assets and liabilities of the trust remain on balance sheet. We also pledged an additional $16.2 million of our retained beneficial interests in the 2025-1 securitization transaction as collateral under the Risk Retention Financing Facility (as described further below), and received proceeds of $16.1 million, with expected repurchase dates ranging from June 2027 to October 2031 at the initial closing date.

Going Concern

As described above, we filed the Prepackaged Chapter 11 Case to implement the transactions described herein. As of January 14, 2025 we emerged from the Prepackaged Chapter 11 Case and continue to operate as a viable going concern.

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date.

Overview

Vroom owns United Auto Credit Corporation, a leading automotive finance company that offers vehicle financing to consumers through third-party dealers under the UACC brand, and CarStory, a leader in AI-powered analytics and digital services for automotive retail.

UACC

UACC, which Vroom acquired in February 2022, is an indirect lender that offers vehicle financing under the UACC brand to consumers through third-party dealers, focusing primarily on the non-prime market. Prior to the Ecommerce Wind-Down, UACC also offered vehicle financing to Vroom’s customers through its ecommerce platform.

UACC, which has been engaged in automotive finance since 1996, currently offers financing services to a nationwide network of thousands of independent motor vehicle dealers and manufacturer-franchised dealers in 49 states, and we seek to optimize that network over time. UACC enables these dealers to finance their customers' purchases of automobiles, medium and light-duty trucks and vans with competitive financing terms. The credit programs offered by UACC are primarily designed to serve consumers who have limited access to traditional motor vehicle financing.

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting and servicing capabilities. UACC services the retail installment sales contracts it originates or purchases and will continue to service the contracts it originated or purchased for customers of Vroom’s former ecommerce business. Because UACC focuses primarily on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. As of March 31, 2025, UACC serviced a portfolio of approximately 79,000 retail installment sales contracts with an aggregate principal outstanding balance of $1.0 billion.

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

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe certain non-GAAP financial measures are useful in evaluating our operating performance.

In the period from January 15, 2025, to March 31, 2025, we changed one of the measures that we review to evaluate our performance from Adjusted EBITDA to Adjusted net income (loss). Adjusted net income (loss) is a supplemental performance measure that our management uses to assess our operating performance and the operating leverage in our business. Because Adjusted net income (loss) facilitates internal comparisons of our historical operating performance on a more consistent basis, we use this measure for business planning purposes.

Management believes Adjusted net income (loss) is a better indication of our profitability on a Non-GAAP basis as we no longer have significant depreciation and amortization expenses as a result of the fresh start accounting and we recorded our intangible assets at fair value upon emergence from the Prepackaged Chapter 11 Case. Additionally, due to the elimination of our long-term debt in the Prepackaged Chapter 11 Case we have significantly lower interest expense.

Adjusted net income (loss) has limitations as an analytical tool because it does not reflect all of the amounts associated with our results of operations as determined in accordance with U.S. GAAP. Additionally, it may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for those comparative purposes. Because of these limitations, this non-GAAP financial measure should be considered along with other operating and financial performance measures presented in accordance with U.S. GAAP. The presentation of this non-GAAP financial measure is not intended to be considered in isolation or as a substitute for, or superior to, financial information prepared and presented in accordance with U.S. GAAP. We have reconciled this non-GAAP financial measure with the most directly comparable U.S. GAAP financial measure below.

Adjusted net income (loss)

We calculate Adjusted net income (loss) as net income (loss) from continuing operations adjusted for stock compensation expense, severance expense, bankruptcy costs (which represent professional fees incurred related to the bankruptcy prior to filing of the petition and post-emergence), reorganization items, net (which relate to certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges), operating lease right-of-use assets impairment and long-lived asset impairment charges.

The following table presents a reconciliation of Adjusted net income (loss) to net income (loss) from continuing operations, which is the most directly comparable U.S. GAAP measure (in thousands):

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from January 15 through March 31,	Period from January 1 through January 14,	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2025	2025	2024
Net (loss) income from continuing operations	$(6,450)	$45,090	$38,640	$(44,676)
Adjusted to exclude the following:
Stock compensation expense	491	144	635	1,324
Severance expense	21	4	25	—
Bankruptcy costs (post-emergence)	913	—	913	—
Reorganization items, net	—	(51,036)	(51,036)	—
Impairment charges	4,156	—	4,156	2,752
Adjusted net loss	$(869)	$(5,798)	$(6,667)	$(40,600)

Non-GAAP Combined Three Months Ended March 31, 2025

Our financial results for the periods from January 1, 2025 through January 14, 2025 and the three months ended March 31, 2024 are referred to as those of the “Predecessor” period. Our financial results for the period from January 15, 2025 through March 31, 2025 are referred to as those of the “Successor” period. Our results of operations as reported in our Condensed Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP. Although U.S. GAAP requires that we report our results for the period from January 1, 2025 through January 14, 2025 and the period from January 15, 2025 through March 31, 2025 separately, management views our operating results for the three months ended March 31, 2025 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods. We believe we cannot adequately benchmark the operating results of the period from January 15, 2025 through March 31, 2025 against any of the previous periods reported in our Condensed Consolidated Financial Statements without combining it with the period from January 1, 2025 through January 14, 2025, and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics for the Successor period when combined with the Predecessor period provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, the tables and discussion below also present the combined results for the three months ended March 31, 2025. The combined results for the three months ended March 31, 2025 represent the sum of the reported amounts for the Predecessor period from January 1, 2025 through January 14, 2025 and the Successor period from January 15, 2025 through March 31, 2025. These combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our emergence from the Prepackaged Chapter 11 Case and are not necessarily indicative of future results. Accordingly, the results for the combined three months ended March 31, 2025 (prepared on a Non-GAAP basis) and three months ended March 31, 2024 (prepared on a GAAP basis) may not be comparable, particularly for statement of operations line items significantly impacted by the Reorganization transactions and the impact of fresh start accounting.

Key Factors and Trends Affecting our Operating Results

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors and trends, including the following:

Prepackaged Chapter 11 Case

Even though we have emerged from the Prepackaged Chapter 11 Case, our Prepackaged Chapter 11 Case could have a material adverse effect on our business, financial condition, results of operations and liquidity. For example, it could adversely affect our business and relationships with customers, vendors, contractors, employees or suppliers. Furthermore, we may not realize any or all of the intended benefits of the Prepackaged Chapter 11 Case, the benefits may not be on the terms, in the manner, or during the time period we expect, and the costs incurred may exceed the intended benefits. The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation and we cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future. Additionally, other risks we face, as described in our Annual Report on Form 10-K for the year ended December 31, 2024, may be exacerbated by the impacts of our emergence from the Prepackaged Chapter 11 Case. All of these factors could limit our ability to pursue growth strategies for our business in the near- to mid-term.

Fresh Start Accounting

Upon emergence from the Prepackaged Chapter 11 Case, the Company adopted fresh start accounting in accordance with FASB Codification Topic 852, Reorganizations ("ASC 852") and became a new entity for financial reporting purposes. As a result, the condensed consolidated financial statements after the Effective Date are not comparable with the condensed consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to the Company's financial position and results of operations after the Effective Date. References to “Predecessor” refer to the Company's financial position and results of operations on or before the Effective Date. For further information on comparability of Predecessor and Successor periods, see discussion within Results of Operations section below.

Ability to manage credit losses

While credit losses are inherent in the automotive finance receivables business, several variables have negatively affected UACC’s recent loss and delinquency rates, including rising interest rates, the current inflationary environment and vehicle depreciation. However, UACC has seen some improvement in our more recently issued finance receivable vintages, leading to lower losses as the more seasoned finance receivables are replaced with new originations, which has positively impacted the fair value of our finance receivables and the losses recognized for the three months ended March 31, 2025. Some of this is driven by seasonality and the current rate environment. While we expect long term improvements in our finance receivable portfolio we expect some downward trends to continue to negatively impact our business for the remainder of 2025. UACC primarily operates in the non-prime sector of the market which tends to have more volatility. In 2020 and 2021, COVID related stimulus and used vehicle appreciation resulted in significantly lower delinquencies and subsequent losses. In late 2022 and 2023, delinquencies and loss rates rose as a result of the aforementioned factors and, in response, we implemented changes to our credit program, such as tightening credit, which is starting to return our delinquencies and expected portfolio performance on those vintages to normalized levels. We also intend to leverage CarStory data to improve VIN-level valuations to support underwriting decisions and servicing operations. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio. Any future decreases on available advance rates may have an adverse impact on our liquidity.

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

The success of UACC's business is highly dependent on the ability to continue to access capital through both its warehousing arrangements and securitization program. As a result of fluctuating interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity. Certain advance rates available to UACC on borrowings from UACC’s four senior secured warehouse credit facility agreements (the “Warehouse Credit Facilities”) have decreased as a result of the increasing credit losses in UACC's portfolio. Any future decreases on available advance rates may have an adverse impact on our liquidity.

In March 2025, we renewed two of our Warehouse Credit Facilities, Facility Two and Facility Four, with an aggregate borrowing capacity of $400 million, now expiring in June 2026 and April 2027, respectively. The remaining Warehouse Credit Facilities, with aggregate borrowing capacity of $400 million, expire between July and August 2025. We are in ongoing discussions with the remaining lenders to extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all. See "Risk Factors—We may not generate sufficient liquidity to operate our business, and, UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business" in our Annual Report on Form 10-K for the year ended December 31, 2024.

In addition, due to UACC's increased credit losses, UACC may not be able to securitize its loan portfolio on favorable terms, or may not be able to sell the subordinate notes in its securitizations at a favorable price or at all. UACC retained the residual interests for all our securitization transactions since 2023.

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

Seasonality

Used vehicle sales have historically been seasonal. The used vehicle industry typically experiences an increase in sales early in the calendar year and reaches its highest point late in the first quarter and early in the second quarter. Vehicle sales then level off through the rest of the year, with the lowest level of sales in the fourth quarter. This seasonality has historically corresponded with the timing of income tax refunds, which are an important source of funding for vehicle purchases. Consistent with market trends, UACC generally experiences increased funding activity during the first quarter through tax season. Delinquencies also tend to be lower during the first quarter through tax season and higher during the latter half of the year. See “Risk Factors—Risks Related to Our Financial Condition and Results of Operations—We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Macroeconomic Factors

The United States and global economies have recently and are continuing to experience a sustained inflationary environment. The Federal Reserve’s efforts to tame inflation have led to increased interest rates, which affects automotive finance rates and our borrowing rates, thereby reducing discretionary spending and making vehicle financing more costly and less accessible or desirable to many consumers. While interest rate cuts were expected in 2024, only slight cuts were enacted in the latter half of the year. Based on the March 2025 meeting, the Federal Reserve interest rates remained unchanged. We are not able to predict if, when, and to what degree rates may change in 2025 and the impact it may have on the economy.

In addition, the new Presidential administration has recently announced (and in some cases, partially delayed or rescinded) new tariffs on imports to the United States from other countries, including European Union countries, Japan, Canada and Mexico. Many such countries have announced plans to impose retaliatory tariffs as well as other trade restrictions and retaliatory measures. Such significant tariffs, restrictions or other retaliatory measures could have a major impact on the United States automotive industry, which depends heavily on cross border trade. Should additional tariffs be implemented and sustained by the United States and other countries for an extended period of time, they would have a significant adverse effect, including financial, on the automotive industry. Further, any additional restrictions by the United States or other governments would exacerbate the impact, as could the uncertainty regarding the magnitude or duration of these measures. Steps taken by governments to implement tariffs on raw materials (including steel), automobiles, parts, and other products and materials have the potential to disrupt existing supply chains and impose additional costs on businesses in the automotive industry in the United States and globally. While negotiations regarding tariffs and other restrictions are ongoing, if the resulting environment of retaliatory tariffs or other practices of additional trade restrictions or barriers increase automobile prices in the U.S., this could lead to negative consumer sentiment and decreased consumer demand for automobiles, and in turn, decreased demand for motor vehicle contracts financed through UACC, which would negatively impact our results of operations, cash flows, and financial condition.

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

The following table presents our condensed consolidated results of operations for the periods indicated:

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP
	Period from January 15 through March 31,	Period from January 1 through January 14,	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2025	2025	2024	$ Change
			(in thousands)
Interest income	$37,157	$7,183	$44,340	$51,077	$(6,737)

Interest expense:
Warehouse credit facility	4,618	1,017	5,635	9,471	(3,836)
Securitization debt	6,548	1,178	7,726	4,869	2,857
Total interest expense	11,166	2,195	13,361	14,340	(979)
Net interest income	25,991	4,988	30,979	36,737	(5,758)

Realized and unrealized losses, net of recoveries	11,100	6,792	17,892	30,819	(12,927)
Net interest income (loss) after losses and recoveries	14,891	(1,804)	13,087	5,918	7,169

Noninterest income:
Servicing income	1,254	192	1,446	2,019	(573)
Warranties and GAP income (loss), net	4,079	307	4,386	(9,642)	14,028
CarStory revenue	2,392	432	2,824	2,979	(155)
Other income	2,481	113	2,594	2,784	(190)
Total noninterest income (loss)	10,206	1,044	11,250	(1,860)	13,110

Expenses:
Compensation and benefits	16,067	2,823	18,890	24,110	(5,220)
Professional fees	5,347	297	5,644	3,343	2,301
Software and IT costs	2,402	457	2,859	4,622	(1,763)
Depreciation and amortization	575	1,057	1,632	7,626	(5,994)
Interest expense on corporate debt	480	176	656	1,391	(735)
Impairment charges	4,156	—	4,156	2,752	1,404
Other expenses	2,370	371	2,741	4,454	(1,713)
Total expenses	31,397	5,181	36,578	48,298	(11,720)

Loss from continuing operations before reorganization items and provision for income taxes	(6,300)	(5,941)	(12,241)	(44,240)	31,999
Reorganization items, net	—	51,036	51,036	—	51,036
(Loss) income from continuing operations before provision for income taxes	(6,300)	45,095	38,795	(44,240)	83,035
Provision for income taxes from continuing operations	150	5	155	436	(281)
Net (loss) income from continuing operations	$(6,450)	$45,090	$38,640	$(44,676)	$83,316
Net income (loss) from discontinued operations	$99	$(4)	$95	$(22,941)	$23,036
Net (loss) income	$(6,351)	$45,086	$38,735	$(67,617)	$106,352

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

Non-GAAP Combined Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024

The Successor Period and the Predecessor Periods are distinct reporting periods as a result of our emergence from the Prepackaged Chapter 11 Case on January 14, 2025. References in these results of operations to the change and the percentage change combine the period from January 1, 2025, to January 14, 2025 (Predecessor) with the period from January 15, 2025 to March 31, 2025 (Successor) Period, which we refer to as the three months ended March 31, 2025, in order to provide some comparability of such information to the three months ended March 31, 2024. See "Non-GAAP Financial Measures" above.

UACC

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through March 31,	Period from January 1 through January 14,	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2025	2025	2024	Change	% Change
			(in thousands)
Interest income	$37,157	$7,254	$44,411	$51,541	$(7,130)	(13.8)%

Interest expense:
Warehouse credit facility	4,618	1,017	5,635	9,471	(3,836)	(40.5)%
Securitization debt	6,548	1,178	7,726	4,869	2,857	58.7%
Total interest expense	11,166	2,195	13,361	14,340	(979)	(6.8)%
Net interest income	25,991	5,059	31,050	37,201	(6,151)	(16.5)%

Realized and unrealized losses, net of recoveries	12,691	7,647	20,338	27,761	(7,423)	(26.7)%
Net interest income (loss) after losses and recoveries	13,300	(2,588)	10,712	9,439	1,273	13.5%

Noninterest income:
Servicing income	1,254	192	1,446	2,019	(573)	(28.4)%
Warranties and GAP income, net	3,571	390	3,961	1,610	2,351	146.0%
Other income	2,235	66	2,301	2,470	(169)	(6.8)%
Total noninterest income	7,060	648	7,708	6,099	1,609	26.4%

Expenses:
Compensation and benefits	13,694	2,398	16,092	18,788	(2,696)	(14.3)%
Professional fees	3,069	172	3,241	876	2,365	270.0%
Software and IT costs	2,086	367	2,453	3,097	(644)	(20.8)%
Depreciation and amortization	479	817	1,296	6,021	(4,725)	(78.5)%
Interest expense on corporate debt	480	85	565	471	94	20.0%
Impairment charges	3,479	—	3,479	2,752	727	26.4%
Other expenses	1,670	262	1,932	2,523	(591)	(23.4)%
Total expenses	24,957	4,101	29,058	34,529	(5,471)	(15.8)%

Provision for income taxes from continuing operations	39	—	39	436	(397)	(91.1)%

Adjusted net income (loss)	$(834)	$(5,910)	$(6,744)	$(16,506)	$9,762	59.1%

Stock compensation expense	$302	$127	$429	$168	261	155.8%
Severance	$21	$4	$25	$—	25	100.0%

Interest income

UACC acquires and services finance receivables from its network of third-party dealership customers and generates interest income. Prior to our Prepackaged Chapter 11 Case this consisted of discount income and interest income. However, upon emergence and on the Effective Date, we made an accounting policy election to recognize discount income as a component of 'Realized and unrealized losses, net of recoveries' on a prospective basis. Discount income represents the amortization of unearned discounts over the contractual life of the underlying finance receivables held for investment at fair value. We also made an accounting policy election to elect the fair value option on all finance receivables and classify them as held for investment. Discounts on the finance receivables held-for-sale were previously deferred until they were sold.

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

Interest income decreased $7.1 million, or 13.8%, to $44.4 million for the three months ended March 31, 2025, from $51.5 million for the three months ended March 31, 2024. This decrease was primarily a result of the accounting policy change which resulted in lower discount income as well as a decrease driven by a lower finance receivable balance. The loan portfolio decreased to $858.2 million as of March 31, 2025, from $875.5 million as of March 31, 2024.

Interest expense

Interest expense primarily includes interest expense on UACC's Warehouse Credit Facilities, interest expense incurred on securitization debt, and interest expense on financing of beneficial interests in securitizations.

Interest expense decreased $0.9 million, or 6.8%, to $13.4 million for the three months ended March 31, 2025 from $14.3 million for the three months ended March 31, 2024, primarily as a result of lower interest expense incurred on the Warehouse Credit Facilities, which decreased $3.9 million to $5.6 million for the three months ended March 31, 2025 from $9.5 million for the three months ended March 31, 2024. The decrease was offset by higher interest expense incurred on securitization debt, which increased $2.8 million to $7.7 million for the three months ended March 31, 2025, from $4.9 million for the three months ended March 31, 2024. The decrease of interest expense incurred on the Warehouse Credit Facilities is attributable to a lower outstanding balance of $114.2 million as of March 31, 2025 as compared to $516.3 million as of March 31, 2024, due to repayments of the Warehouse Credit Facilities in connection with completion of the 2025-1 securitization, as well as a decrease in the weighted average interest rates, which decreased from 7.22% to 5.95%. The increase of interest expense incurred on securitization debt is attributable to a higher outstanding balance of $613.9 million as of March 31, 2025, as compared to $237.9 million as of March 31, 2024, as well as overall higher interest rates on securitization debt.

Realized and unrealized losses, net of recoveries

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, we made an accounting policy election to report discount income as a component of "Realized and unrealized losses, net of recoveries". We also made an accounting policy election to elect the fair value option for all finance receivables held for sale on a prospective basis. Realized and unrealized losses, net of recoveries, represents changes in the fair value of finance receivables for which the fair value option was selected under ASC 825, changes in the fair value of securitization debt accounted for in accordance with the measurement alternative under ASC 810-30, changes in the fair value of beneficial interests, as well as collection expenses related to servicing finance receivables. Prior to emergence from the Prepackaged Chapter 11 Case, when we still had finance receivables held for sale, realized and unrealized losses, net of recoveries also represented charge-offs of finance receivables held for sale and changes in the valuation allowance on the held for sale portfolio.

Realized and unrealized losses, net of recoveries, decreased by $7.5 million or 26.7% to $20.3 million for the three months ended March 31, 2025, from $27.8 million for the three months ended March 31, 2024, primarily driven by lower losses on finance receivables as well as the change in accounting policy related to discount income that offset credit losses in the current period.

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

Servicing income decreased by $0.6 million or 28.4% to $1.4 million for the three months ended March 31, 2025 from $2.0 million for the three months ended March 31, 2024, primarily driven by a lower balance of the 2022-1 securitization, which is accounted for as an off-balance sheet securitization.

Warranties and GAP income, net

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

Warranties and GAP income, net increased by $2.4 million or 146.0% to $4.0 million for the three months ended March 31, 2025, as compared to $1.6 million for the three months ended March 31, 2024 primarily as a result of funding more contracts with GAP and warranty products and charging higher fees in the current year period.

Other income

Other income decreased $0.2 million or 6.8% to $2.3 million for the three months ended March 31, 2025, from $2.5 million for the three months ended March 31, 2024.

Compensation and benefits

Compensation and benefits decreased $2.7 million or 14.3% to $16.1 million for the three months ended March 31, 2025, from $18.8 million for the three months ended March 31, 2024. The decrease is primarily a result of fewer employees as we continue right-sizing our workforce, which resulted in lower salary, accrued bonus and benefit expense.

Professional fees

Professional fees increased by $2.3 million or 270.0% to $3.2 million for the three months ended March 31, 2025, from $0.9 million for the three months ended March 31, 2024, primarily as a result of costs incurred in connection with our 2025-1 securitization.

Software and IT costs

Software and IT costs decreased $0.6 million or 20.8% to $2.5 million for the three months ended March 31, 2025, from $3.1 million for the three months ended March 31, 2024, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Depreciation and amortization

Depreciation and amortization decreased $4.7 million or 78.5% to $1.3 million for the three months ended March 31, 2025 from $6.0 million for the three months ended March 31, 2024, primarily as a result of lower intangible assets upon emergence from our Prepackaged Chapter 11 Case, leading to lower amortization expense in the current year period.

Impairment charges

Impairment charges increased $0.7 million or 26.4% to $3.5 million related to lease impairment charges incurred during the three months ended March 31, 2025, as compared to $2.8 million of capitalized internal-use software related impairment charges incurred during the three months ended March 31, 2024.

Other expenses

Other expenses decreased $0.6 million or 23.4% to $1.9 million for the three months ended March 31, 2025, from $2.5 million for the three months ended March 31, 2024, primarily as a result of changing the existing dealer incentives program.

Adjusted net income (loss)

Adjusted net income (loss) decreased $9.8 million or 59.1% to $(6.7) million for the three months ended March 31, 2025, from $(16.5) million for the three months ended March 31, 2024, primarily as a result of a decrease of $7.4 million in Realized and unrealized losses, net of recoveries, a decrease of $5.4 million in expenses, primarily driven by a $4.7 million decrease in depreciation and amortization expense, as discussed above, an increase in income from warranties and GAP products and a decrease of $0.9 million in interest expense, partially offset by a $6.1 million decrease in interest income.

CarStory

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through March 31,	Period from January 1 through January 14,	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2025	2025	2024	Change	% Change
			(in thousands)
Noninterest income:
CarStory revenue	$2,392	$432	$2,824	$2,979	$(155)	(5.2)%
Other income	62	13	75	173	(98)	(56.6)%
Total noninterest income	2,454	445	2,899	3,152	(253)	(8.0)%

Expenses:
Compensation and benefits	1,360	326	1,686	2,214	(528)	(23.8)%
Professional fees	—	13	13	122	(109)	(89.3)%
Software and IT costs	—	2	2	167	(165)	(98.8)%
Depreciation and amortization	96	240	336	1,605	(1,269)	(79.1)%
Other expenses	138	20	158	118	40	33.9%
Total expenses	1,594	601	2,195	4,226	(2,031)	(48.1)%

Provision for income taxes from continuing operations	16	5	21	39	(18)	(46.2)%

Adjusted net income (loss)	$839	$(153)	$686	$(913)	$1,599	175.1%

Stock compensation expense	$(5)	$8	$3	$200	(197)	(98.5)%

CarStory revenue

CarStory generates advertiser, publisher and other user service revenue by offering its AI-powered analytics and digital retailing services to dealers, automotive financial services companies and others in the automotive industry.

CarStory revenue decreased $0.2 million or 5.2% to $2.8 million for the three months ended March 31, 2025, from $3.0 million for the three months ended March 31, 2024, primarily as a result of a change in the scope of service and data provided to our customers.

Depreciation and amortization

Depreciation and amortization decreased $1.3 million or 79.1% to $0.3 million for the three months ended March 31, 2025 from $1.6 million for the three months ended March 31, 2024, primarily as a result lower intangible assets upon emergence from our Prepackaged Chapter 11 Case, leading to lower amortization expense in the current year period.

Adjusted net income (loss)

CarStory Adjusted net income (loss) increased $1.6 million or 175.1% to $0.7 million for the three months ended March 31, 2025 as compared to $(0.9) million adjusted net income (loss) for the three months ended March 31, 2024 primarily due to lower depreciation and amortization expense as a result of lower intangible assets upon emergence from the Prepackaged Chapter 11 Case.

Corporate

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through March 31,	Period from January 1 through January 14,	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2025	2025	2024	Change	% Change
			(in thousands)
Interest income	$—	$(71)	$(71)	$(464)	$393	84.7%

Realized and unrealized losses, net of recoveries	(1,591)	(855)	(2,446)	3,058	(5,504)	(180.0)%
Net interest income (loss) after losses and recoveries	1,591	784	2,375	(3,521)	5,896	170.0%

Noninterest income:
Warranties and GAP income (loss), net	508	(83)	425	(11,252)	11,677	103.8%
Other income	184	34	218	141	77	54.3%
Total noninterest income	692	(49)	643	(11,111)	11,754	105.8%

Expenses:
Compensation and benefits	1,013	99	1,112	3,109	(1,997)	(64.2)%
Professional fees	2,278	112	2,390	2,345	45	1.9%
Software and IT costs	316	88	404	1,358	(954)	(70.3)%
Interest expense on corporate debt	—	91	91	920	(829)	(90.1)%
Impairment charges	677	—	677	—	677	100.0%
Other expenses	562	89	651	1,813	(1,162)	(64.1)%
Total expenses	4,846	479	5,325	9,544	(4,219)	(44.2)%

Provision for income taxes from continuing operations	95	—	95	(38)	133	350.0%

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

Warranties and GAP income (loss), net

Prior to the Ecommerce Wind-Down, we offered value-added products to our customers pursuant to arrangements with the third parties that sell and administer these products as well as estimated profit-sharing amounts to which we are entitled based on the performance of third-party protection products once a required claims period has passed. A portion of the fees we received are subject to chargeback in the event of early termination, default, or prepayment of the contracts by our customers. Warranties and GAP income (loss), net recorded within Corporate, relates to the runoff of policies sold prior to the Ecommerce Wind-Down.

See “Note 3 — Revenue Recognition” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Warranties and GAP income (loss), net increased $11.7 million or 103.8% to income of $0.4 million for the three months ended March 31, 2025, from a loss of $11.3 million for the three months ended March 31, 2024, primarily as a result of a revised estimate of proceeds we expect to recover as a result of the Ecommerce Wind-Down that was recorded in the prior year period.

Other income

Other income primarily represents interest earned on cash and cash equivalents. Other income increased $0.1 million or 54.3% to $0.2 million for the three months ended March 31, 2025, from $0.1 million for the three months ended March 31, 2024, primarily driven by lower cash and cash equivalent balances.

Compensation and benefits

Compensation and benefits expense decreased $2.0 million or 64.2% to $1.1 million for the three months ended March 31, 2025 from $3.1 million for the three months ended March 31, 2024, primarily as a result of lower expense due to the departure of certain key executives and retention bonuses granted to retain key employees paid out in the prior year period subsequent to the Ecommerce Wind-Down.

Professional fees

Professional fees increased $0.1 million or 1.9% to $2.4 million for the three months ended March 31, 2025, from $2.3 million for the three months ended March 31, 2024.

Software and IT costs

Software and IT costs decreased $1.0 million or 70.3% to $0.4 million for the three months ended March 31, 2025, from $1.4 million for the three months ended March 31, 2024, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Interest expense on corporate debt

Interest expense on corporate debt decreased $0.8 million or 90.1% to $0.1 million for the three months ended March 31, 2025, from $0.9 million for the three months ended March 31, 2024, primarily related to the extinguishment of our Notes that were converted to equity as part of our Prepackaged Chapter 11 Case.

Other expenses

Other expenses decreased $1.1 million or 64.1% to $0.7 million for the three months ended March 31, 2025 from $1.8 million for the three months ended March 31, 2024, primarily related to a decrease in public-company related insurance costs as we renegotiated our insurance policies as a result of the reduced scale of the business.

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

As of March 31, 2025, we had cash and cash equivalents of $14.6 million and restricted cash of $53.0 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $52.1 million. Prior to the Ecommerce Wind-Down, our primary source of liquidity was cash generated through financing activities. Additionally, we had excess borrowing capacity of $27.3 million under UACC's Warehouse Credit Facilities as of March 31, 2025 and $25.0 million available under our Delayed Draw Facility (as defined below).

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

UACC relies on borrowings under the Warehouse Credit Facilities to finance the origination of finance receivables as well as to provide funding for general operating activities. The terms of those facilities generally mature within two years and we typically renew those facilities in the ordinary course. In March 2025, we renewed two of our Warehouse Credit Facilities, Facility Two and Facility Four, with an aggregate borrowing capacity of $400 million, now expiring in June 2026 and April 2027, respectively. The remaining two Warehouse Credit Facilities, with aggregate borrowing capacity of $400 million, expire between July and August 2025. Refer to Note 10 — Warehouse Credit Facilities and Consolidated VIEs to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. We are having ongoing discussions with the remaining lenders under the Warehouse Credit Facilities regarding amended facilities that would extend the terms beyond the current expiration dates and expect these facilities to be amended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all. Failure to secure sufficient warehouse borrowing capacity beyond the expiration of the remaining facilities in the coming months would have a material adverse effect on our ability to finance UACC’s lending operations and our results of operations and liquidity.

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

Our future capital requirements will depend on many factors, including our ability to realize the intended benefits of the Value Maximization Plan, Prepackaged Chapter 11 Case, and our Long-Term Strategic Plan, available advance rates on and the amendment and renewal of the remaining Warehouse Credit Facilities, our ability to meet the requirements for continued listing on the Nasdaq Global Market, our ability to complete additional securitization transactions on favorable terms, and future credit losses. We anticipate that our existing cash and cash equivalents, our credit agreement with Mudrick Capital Management L.P., and UACC's Warehouse Credit Facilities will be sufficient to support our ongoing operations and obligations for at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.

Securitization Transactions

Subject to market conditions, we plan to sell finance receivables originated by UACC through asset-backed securitization transactions. During the first quarter of 2025, UACC completed the 2025-1 securitization transaction, in which it sold approximately $307.8 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $306.5 million. The trust is collateralized by finance receivables with an aggregate principal balance of $382.1 million as of March 12, 2025. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. UACC retained the residual interests, which required us to account for the 2025-1 securitization as secured borrowings and the assets and liabilities of the trust remain on balance sheet.

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

In March 2025, we pledged an additional $16.2 million of our retained beneficial interests as collateral under the Risk Retention Financing Facility, and received proceeds of $16.1 million, with expected repurchase dates ranging from June 2027 to October 2031 at the initial closing date.

Warehouse Credit Facilities

UACC has four senior secured Warehouse Credit Facilities with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables.

In March 2025, we renewed Facility Two, now expiring in June 2026. The aggregate borrowing limit and significant terms of the agreement remained unchanged except for an increase in the minimum liquidity covenant. In March 2025, we also renewed Facility Four, now expiring in April 2027. The aggregate borrowing limit under this facility decreased from $225.0 million to $200.0 million and all other significant terms of the agreement remained unchanged. The two remaining Warehouse Credit Facilities, with aggregate borrowing capacity of $400.0 million, expire between July and August 2025. We are in ongoing discussions with the remaining lenders to extend the terms beyond the current expiration dates and expect these facilities to be amended and renewed at sufficient borrowing capacity.

The aggregate borrowing limit under the Warehouse Credit Facilities as of March 31, 2025 was $800.0 million. As of March 31, 2025, outstanding borrowings related to the Warehouse Credit Facilities were $114.2 million and we were in compliance with all covenants under the terms of the Warehouse Credit Facilities. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from January 15 through March 31,	Period from January 1 through January 14,	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2025	2025	2024
		(in thousands)
Net cash provided by (used in) operating activities from continuing operations	$17,289	$(5,804)	$11,485	$(75,043)
Net cash (used in) provided by investing activities from continuing operations	(48,334)	2,981	(45,353)	35,324
Net cash provided by (used in) financing activities from continuing operations	36,987	(13,898)	23,089	18,670
Net cash (used in) provided by operating activities from discontinued operations	(452)	(207)	(659)	98,167
Net cash provided by investing activities from discontinued operations	637	—	637	5,747
Net cash used in financing activities from discontinued operations	—	—	—	(151,178)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,127	(16,928)	(10,801)	(68,313)
Cash and cash equivalents and restricted cash at beginning of period	61,441	78,369	78,369	208,819
Cash and cash equivalents and restricted cash at end of period	$67,568	$61,441	$67,568	$140,506

Operating Activities

Net cash flows provided by (used in) operating activities from continuing operations increased by $86.5 million, from $(75.0) million net cash utilized in operating activities for the three months ended March 31, 2024 to $11.5 million net cash provided by operating activities for the three months ended March 31, 2025. The reduction of cash used in operating activities was primarily due to a $116.1 million decrease in originations of finance receivables held for sale. As a result of emerging from the Prepackaged Chapter 11 Case and applying fresh start accounting, our finance receivables are originated and accounted for as held for investment at fair value and are classified as investing activities prospectively. The increase in net cash flows provided by operating activities was also due to a decrease in working capital of $3.7 million, offset by an decrease in principal payments received on finance receivables held for sale of $33.9 million and a $8.1 million improvement in net income (loss) from continuing operations after reconciling adjustments.

Investing Activities

Net cash flows provided by (used in) investing activities from continuing operations decreased by $80.7 million, from $35.3 million net cash provided by investing activities for the three months ended March 31, 2024 to $(45.4) million net cash utilized in investing activities for the three months ended March 31, 2025. The decrease in cash provided by investing activities was primarily due to a $120.5 million increase in originations of finance receivables held for investment, offset by a $41.0 million increase in principal payments received on finance receivables at fair value as compared to the three months ended March 31, 2024. As a result of emerging from the Prepackaged Chapter 11 Case and applying fresh start accounting, our finance receivables are originated and accounted for as held for investment at fair value and are classified as investing activities prospectively.

Financing Activities

Net cash flows provided by financing activities from continuing operations increased by $4.4 million, from $18.7 million for the three months ended March 31, 2024, to $23.1 million for the three months ended March 31, 2025. The increase was primarily related to a $15.8 million increase in net cash flows from financing of beneficial interests in securitizations following the financing of our retained residual interests in the 2025-1 securitization, offset by a $10.2 million decrease in net cash flows related to our Warehouse Credit Facilities, as a result of fewer borrowings and higher repayments following the 2025-1 securitization transaction as compared to the three months ended March 31, 2024.

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

Except as described below, there have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Bankruptcy

The Company applied FASB Codification Topic 852, Reorganizations ("ASC 852") in preparing the consolidated financial statements starting on the Prepackaged Chapter 11 Case petition date. ASC 852 requires the financial statements, for the periods subsequent to the petition date and up to and including the Effective Date, which includes the period of emergence from Chapter 11 to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges are recorded as Reorganization items, net in the Consolidated Statements of Operations and Comprehensive Loss.

In connection with our emergence from the Prepackaged Chapter 11 Case and in accordance with ASC Topic 852, we qualified for and adopted fresh start accounting on the Effective Date. We were required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor Company, and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. In accordance with ASC Topic 852, with the application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities (except for deferred income taxes) based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets. Refer to Note 6 – Fresh Start Accounting for further details.

The results of our analysis indicated that the principal assets requiring fair value adjustments on the Effective Date included finance receivables held for sale, identified intangible assets and leased assets. The finance receivables held for sale include both finance receivables that are held in a collateralized financing entity ("CFE") and those that are not held in a CFE.

Fresh Start Accounting

Finance Receivables at Fair Value

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, we made an accounting policy election to elect the fair value option for all finance receivables held for sale, net. The finance receivables held for sale, net were reclassified to finance receivables at fair value. The valuation of finance receivables at fair value, for which we elected the fair value option in accordance with ASC 825 but are not related to consolidated CFEs, is derived from a model that estimates the present value of future cash flows. We estimate the present value of these future cash flows using a valuation model consisting of developed estimates that rely on unobservable assumptions third-party market participants would use in determining fair value, including prepayment speed, default rate, recovery rate, as well as certain macroeconomics events we believe market participants would consider relevant. All these assumptions are primarily based on historical performance. These valuation models are calculated by combining similarly priced loans and vintages to determine a stream of expected cash flows which are then discounted. The individual discounted pools of cash flows are then aggregated to determine the total expected discounted cash flows on the outstanding receivable at a given measurement period.

The estimates for the aforementioned assumptions significantly affect the reported amount (and changes thereon) of our finance receivables at fair value on our consolidated balance sheets and consolidated statements of operations.

Financial assets and liabilities of CFEs

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, we made an accounting policy election to apply the measurement alternative to the 2024-1 consolidated CFE.

We are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the 2024-1 CFE are more observable, but in either case, the methodology results in the fair value of the financial assets of the securitization trust being equal to the fair value of their liabilities. We determined that the fair value of the liabilities of the 2024-1 securitization CFE are more observable, since market prices of their liabilities are based on non-binding quoted prices provided by broker dealers who make markets in similar financial instruments. The assets of the 2024-1 securitization CFE are not readily marketable, and their fair value measurement requires information that may be limited in availability.

In determining the fair value of the 2024-1 securitization debt, the broker dealers consider contractual cash payments and yields expected by market participants. Broker dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including ratings, coupon, collateral type and seasoning or age of the security. When we obtain prices from multiple broker dealers for the same security and have a consensus among them, we deem these fair values to be based on observable valuation inputs and classified as Level 2 of the fair value hierarchy. Where a third-party broker dealer quote is not available, an internal model is utilized using unobservable inputs or if we have multiple quotes that are not within determined range, we classify the securitization debt as Level 3 of the fair value hierarchy.

The financial assets of the 2024-1 consolidated CFE are an aggregate value derived from the fair value of the CFEs liabilities. We determined that finance receivables, in the 2024-1 CFE, in their entirety should be classified as Level 3 of the fair value hierarchy.

Intangible Assets

The identified intangible assets of $14.2 million, which principally consisted of technology, trade names and trademarks, and customer relationships were estimated based on either the cost approach, relief from royalty or multi-period excess earnings methods. Significant assumptions for identified intangibles included royalty rates, discount rates, margins, attrition rates, revenue growth rates, and economic lives. Such fair value measurement of intangible assets is considered Level 3 of the fair value hierarchy.

For the technology-based intangibles that were valued using the relief from royalty income approach, the royalty rate was estimated to be 5.0% and the discount rate 25%. For the technology-based intangibles that were valued using the cost approach, the margin was estimated to be 8.5%. For trade names and trademarks valued under the relief from royalty income approach, the royalty rate was estimated to be 0.5% and the discount rate 25%. For customer related intangible assets that were valued using the multi-period excess earnings method, the attrition rate was estimated to be 10% and the discount rate 25%.

Lease Liabilities and Right of Use Assets

The present value of lease liabilities was measured as the present value of the remaining lease payments, as if the leases were new leases as of the Effective Date. We used our incremental borrowing rate (“IBR”) as the discount rate in determining the present value of the remaining lease payments using a fundamental credit rating analysis. Based upon the corresponding lease terms, the IBRs ranged between approximately 6.2% - 7.6%. Right of use asset values were estimated based on the lease liability.

Recently Issued and Adopted Accounting Pronouncements

Refer to “Note 2 — Summary of Significant Accounting Policies” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion about new accounting pronouncements adopted and not yet adopted as of the date of this report.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the first quarter of 2025, upon our emergence from the Prepackaged Chapter 11 Case, we established controls over the application of fresh start accounting. Except for such application of fresh start accounting, there were no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to legal proceedings in the normal course of operating our business and an unfavorable resolution of any of these matters could materially affect the Company's future results of operations, cash flows or financial position. The outcome of litigation, regardless of the merits, is inherently uncertain.

On November 13, 2024, we commenced a voluntary proceeding (the "Prepackaged Chapter 11 Case") under Chapter 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended from time to time (the "Bankruptcy Code"), in the United States Bankruptcy Court for the Southern District of Texas (the "Bankruptcy Court") under the name In re Vroom, Inc., Case No. 24-90571 (CML).

On January 8, 2025, the Bankruptcy Court entered an order (a) approving our disclosure statement, (b) confirming the Prepackaged Plan of Reorganization of Vroom, Inc. under Chapter 11 of the Bankruptcy Code (the "Plan"), and (c) granting related relief. On January 14, 2025, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective, and we emerged from the Prepackaged Chapter 11 Case.

Beginning in March 2021, multiple putative class actions were filed in the U.S. District Court for the Southern District of New York by certain of the Company’s stockholders against the Company and certain of the Company’s officers alleging violations of federal securities laws. The lawsuits were captioned Zawatsky et al. v. Vroom, Inc. et al., Case No. 21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits asserted similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. In each case, the named plaintiff(s) sought to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). In August 2021, the Court consolidated the cases under the new name In re: Vroom, Inc. Securities Litigation, Case No. 21-cv-2477, appointed a lead plaintiff and lead counsel and ordered a consolidated amended complaint to be filed. The court-appointed lead plaintiff subsequently filed a consolidated amended complaint that reasserts claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 against the Company and certain of the Company’s officers, and added new claims under Sections 11, 12 and 15 of the Securities Act against the Company, certain of its officers, certain of its directors, and the underwriters of the Company’s September 2020 secondary offering. On March 19, 2025, the Court entered an order granting Vroom's motion to dismiss all claims.

In August 2021, November 2021, January 2022, and February 2022, various Company stockholders filed purported shareholder derivative lawsuits on behalf of the Company in the U.S. District Court for the Southern District of New York against certain of the Company’s officers and directors, and nominally against the Company, alleging violations of the federal securities laws and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. All four lawsuits have been consolidated under the case caption In re Vroom, Inc. Shareholder Derivative Litigation, Case No. 21-cv-6933, and the court has approved the parties’ stipulation that the cases would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. The stockholders who filed these lawsuits have voluntarily dismissed their claims and these cases have been closed.

In April 2022 and April 2024, two of the Company’s stockholders filed separate purported shareholder derivative lawsuits on behalf of the Company in the U.S. District Court for the District of Delaware against certain of the Company’s officers and directors, and nominally against the Company, alleging violations of the federal securities law and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. The case filed in April 2022 is captioned Godlu v. Hennessy et al., Case No. 22-cv-569, the case filed in April 2024 is captioned Hudda v. Hennessy et al. Case No. 24-cv-4499., and the court in each has approved the parties’ stipulations that each case would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. The stockholders who filed these lawsuits have voluntarily dismissed their claims and these cases have been closed.

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfillment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. In May 2022, Vroom Automotive, LLC and the Attorney General of the State of Texas agreed to a temporary injunction in which Vroom Automotive, LLC agreed to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. In December 2023, Vroom, Inc., Vroom Automotive, LLC and the Attorney General of the State of Texas reached a final agreement to resolve all claims in the petition, without any admission of wrongdoing by either Vroom entity. Under the agreement, the Company agreed to pay a total of $2 million in civil penalties and $1 million in attorneys' fees, with the first half due in September 2024 and the remaining half due in September 2025, and abide permanently by an injunction of certain operational practices that were previously implemented.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our risk factors described in our Annual Report. If any of those risks or others not specified materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as disclosed on our Current Report on Form 8-K filed with the SEC on January 15, 2025, there were no sales of unregistered securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Effective May 15, 2025 (the "CFO Transition Date"), Agnieszka Zakowicz will cease her service as Chief Financial Officer, Treasurer, principal financial officer and principal accounting officer of the Company. Subject to, among other things, her execution of a release of claims and continued compliance with her applicable restrictive covenant obligations, Ms. Zakowicz will be eligible for cash severance and COBRA continuation benefits consistent with the terms of the Company’s previously disclosed Amended and Restated Vroom, Inc. Executive Severance Plan (“Severance Plan”). In addition, the post-termination exercise period of any vested outstanding stock options held by Ms. Zakowicz will be extended through the original expiration date of such options. Ms. Zakowicz may continue to provide services to the Company as a consultant following the CFO Transition Date on an hourly fee basis.

On the CFO Transition Date, UACC's current Chief Financial Officer Jon Sandison will succeed Ms. Zakowicz as the Company's Chief Financial Officer, Treasurer and principal financial officer. Also on the CFO Transition Date, the

Company's current Vice President of Accounting and Treasury, Jacob Benzaquen, will succeed Ms. Zakowicz as the Company's Senior Vice President Accounting and principal accounting officer.

Jon Sandison, 37, has served as the Chief Financial Officer of UACC since February 2024. Prior to that, he served as the Vice President of Investor Relations and Financial Planning & Analysis at Vroom, after starting at the Company in October 2022. Previously, Mr. Sandison led global Financial Planning & Analysis at Stoneridge, Inc., from 2017 to 2022. He also held leadership roles in Treasury and Financial Planning & Analysis at Yazaki North America from 2015 to 2017 and leadership roles in Commercial and Community Banking at J.P. Morgan Chase from 2009 to 2015. Mr. Sandison holds a Bachelor of Business Administration from Wayne State University.

In connection with his appointment as the Company’s Chief Financial Officer and principal financial officer, Mr. Sandison entered into a new employment agreement with the Company setting forth the terms and conditions of his employment (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Sandison will receive an annual base salary of $400,000 and be eligible to participate in the Company’s annual incentive bonus plan with a target bonus opportunity of 60% of his annual base salary. Mr. Sandison will also continue to be eligible to participate in the Severance Plan.

Mr. Sandison has entered into the Company’s standard Proprietary Information and Inventions Assignment Agreement in connection with his employment, which provides that Mr. Sandison will be subject to 12-month post-termination non-competition and non-solicitation of customers and employees covenants, as well as a perpetual confidentiality covenant.

Mr. Sandison will also be eligible to continue participating in the Company’s broad-based employee benefits programs, and will continue to be covered by the Company's standard indemnification agreement and will remain subject to the Company’s standard Proprietary Information and Inventions Assignment Agreement, which subjects him to certain restrictive covenants, including confidentiality and one-year post-employment restrictions on competition and solicitation of employees, vendors and customers of the Company.

Jacob Benzaquen, 39, has served as the Vice President of Accounting and Treasury at Vroom since March 2024, and prior to that, served as the Senior Director of Accounting and Director of Technical Accounting since joining the Company in October 2021. Previously, Mr. Benzaquen spent 13 years at PricewaterhouseCoopers LLP, from September 2008 to October 2021, where he most recently was a Director in the Financial Services audit practice since July 2017. Mr. Benzaquen holds a Bachelor of Science in Accounting from the Binghamton University School of Management. He is a Certified Public Accountant and a CFA Charterholder.

In connection with Mr. Benzaquen’s promotion to Senior Vice President Accounting and principal accounting officer, the Company and Mr. Benzaquen entered into a letter agreement setting forth the terms and conditions of his promotion, pursuant to which he will receive an annual base salary of $300,000 and be eligible to participate in the Company’s annual incentive bonus plan with a target bonus opportunity of 40% of his annual base salary.

Mr. Benzaquen will also be eligible to continue participating in the Company’s broad-based employee benefits programs. In addition, Mr. Benzaquen will be covered by the Company’s standard indemnification agreement and will remain subject to the Company’s standard Proprietary Information and Inventions Assignment Agreement.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider Trading Arrangements and Policies

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

2.2	Prepackaged Plan of Reorganization for Vroom, Inc. Under Chapter 11 of the Bankruptcy Code	8-K	001-39315	2.1	January 15, 2025

3.1	Restated Certificate of Incorporation of Vroom, Inc.	10-K	001-39315	3.2	March 11, 2025

3.2	Certificate of Change of Registered Agent and/or Registered Office.	10-K	001-39315	3.1	March 11, 2025

3.3	Amended and Restated Bylaws of Vroom, Inc.	8-K	001-39315	3.2	January 15, 2025
4.1	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

10.1	Amended and Restated 2020 Incentive Award Plan	10-K	001-39315	10.7	March 11, 2025

10.2	Warrant Agreement, dated as of January 14, 2025, between Vroom, Inc. and Equinity Trust Company, LLC	8-K	001-39315	10.1	January 15, 2025

10.3	Board Observer Agreement by and between Vroom, Inc. and Jason Mudrick, dated February 18, 2025	10-K	001-39315	10.35	March 11, 2025

10.4

Warehouse Agreement, dated as of November 19, 2013, by and among UACC Auto Financing Trust IV, as borrower, United Audit Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, the agent parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, as amended through March 8, 2025

		10-K	001-39315	10.36#	March 11, 2025

10.5	Loan and Security Agreement, dated as of March 7, 2025, by and among Vroom, Inc., as borrower, Darkwater Funding, LLC, as borrower, United Auto Credit Corporation, as borrower, Mudrick Capital Management, L.P., as administrative agent, and the lender parties hereto, entered into on March 8, 2025	10-K	001-39315	10.40	March 11, 2025

10.6#

Warehouse Agreement, dated as of November 18, 2022, by and among VFS Near Prime Trust I, as borrower, United Auto Credit Corporation, as servicer and custodian, a paying agent, the lender parties thereto, and Fifth Third, National Association, as administrative agent, as amended on March 28, 2025

						X

10.7	Letter Agreement, dated as of March 19, 2025, by and between Thomas Shortt and Vroom, Inc.	S-1/A	333-286032	10.25	March 26, 2025

10.8	Purchase Agreement by and between United Auto Credit Financing LLC, as purchaser, and United Auto Credit Corporation, as seller, dated as of February 28, 2025					X

10.9#	Indenture, dated as of February 28, 2025, by and between United Auto Credit Securitization Trust 2025-1 and Computershare Trust Company, N.A.					X

10.10#

Amended and Restated Trust Agreement by and among United Auto Financing LLC, as depositor, Computershare Trust Company, N.A., as certificate registrar and certificate paying agent, and Computershare Delaware Trust Company, as owner trustee, dated as of February 28, 2025

						X

10.11	Custodian Agreement by and between United Auto Credit Corporation, as custodian, and Computershare Trust Company, N.A., as indenture trustee, dated as of February 28, 2025					X

10.12#	Sale and Servicing Agreement by and among United Auto Credit Securitization Trust 2025-1, as issuer, United Auto Credit					X

Financing LLC, as depositor, United Auto Credit Corporation, as servicer, and Computershare Trust Company, N.A., as backup servicer and indenture trustee, dated as of February 28, 2025

10.13	Letter Agreement, dated as of May 12, 2025, by and between Jonathan Sandison and Vroom Inc.	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

# Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: May 14, 2025	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: May 14, 2025	By:	/s/ Agnieszka Zakowicz
Agnieszka Zakowicz
Chief Financial Officer
(principal financial officer and principal accounting officer)