Form 10-Q
period 2025-06-30
Vroom, Inc.
filed 2025-08-07
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 7, 2025, 5,199,569 shares of the registrants’ common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding the impact of macroeconomic and geopolitical factors including tariffs and other trade restrictions, the impact of the Prepackaged Chapter 11 Case (as defined herein), our ability to continue as a going concern, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, including our Value Maximization Plan (as defined herein) the ongoing activities of and potential growth of our UACC and CarStory businesses, our Long-Term Strategic Plan (as defined herein), including our base, growth, and aggressive growth models, our ongoing compliance with, the amendment and renewal of the Warehouse Credit Facilities (as defined herein), and the timing of any of the foregoing are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	Successor	Predecessor
	As of June 30,	As of December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$14,262	$29,343
Restricted cash (including restricted cash of consolidated VIEs of $52.0 million and $48.1 million, respectively)	52,901	49,026
Finance receivables at fair value (including finance receivables of consolidated VIEs of $815.0 million and $467.3 million, respectively)	849,041	503,848
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $0.0 and $310.0 million, respectively)	—	318,192
Interest receivable (including interest receivables of consolidated VIEs of $12.5 million and $13.3 million, respectively)	13,047	14,067
Property and equipment, net	3,955	4,064
Intangible assets, net	13,321	104,869
Operating lease right-of-use assets	6,336	6,872
Other assets (including other assets of consolidated VIEs of $11.0 million and $10.8 million, respectively)	26,891	35,472
Assets from discontinued operations	—	943
Total assets	$979,754	$1,066,696
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Warehouse credit facilities of consolidated VIEs	$205,822	$359,912
Long-term debt (including securitization debt of consolidated VIEs of $526.7 million at fair value as of June 30, 2025 and $210.7 million at amortized cost and $142.6 million at fair value as of December 31, 2024)	563,702	381,366
Operating lease liabilities	9,762	11,065
Other liabilities (including other liabilities of consolidated VIEs of $17.3 million and $13.8 million, respectively)	46,252	49,699
Liabilities subject to compromise (Note 6)	—	291,577
Liabilities from discontinued operations	2,272	4,022
Total liabilities	827,810	1,097,641
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit) :
Common stock, $0.001 par value; 250,000,000 shares authorized as of June 30, 2025 and 500,000,000 shares authorized as of December 31, 2024; 5,199,568 and 1,822,532 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	5	2
Additional paid-in-capital	166,809	2,094,889
Accumulated deficit	(14,870)	(2,125,836)
Total stockholders’ equity (deficit)	151,944	(30,945)
Total liabilities and stockholders’ equity (deficit)	$979,754	$1,066,696

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2025	2024
Interest income	$45,748	$51,862

Interest expense:
Warehouse credit facility	3,259	6,986
Securitization debt	9,883	7,995
Total interest expense	13,142	14,981
Net interest income	32,606	36,881

Realized and unrealized losses, net of recoveries	19,500	18,729
Net interest income after losses and recoveries	13,106	18,152

Noninterest income:
Servicing income	1,259	1,587
Warranties and GAP income, net	3,645	1,378
CarStory revenue	1,846	2,913
Other income	2,067	3,141
Total noninterest income	8,817	9,019

Expenses:
Compensation and benefits	21,091	27,176
Professional fees	2,013	1,488
Software and IT costs	3,420	4,036
Depreciation and amortization	742	7,232
Interest expense on corporate debt	698	1,549
Other expenses	2,832	4,961
Total expenses	30,796	46,442

Loss from continuing operations before provision for income taxes	(8,873)	(19,271)
Provision (benefit) for income taxes from continuing operations	59	(167)
Net loss from continuing operations	$(8,932)	$(19,104)
Net income (loss) from discontinued operations	$413	$(2,084)
Net loss	$(8,519)	$(21,188)
Net loss per share attributable to common stockholders, continuing operations, basic and diluted	$(1.73)	$(10.61)
Net income (loss) per share attributable to common stockholders, discontinued operations, basic and diluted	$0.08	$(1.16)
Total net loss per share attributable to common stockholders, basic and diluted	$(1.65)	$(11.77)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	5,174,381	1,800,486

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(in thousands, except share and per share amounts)

(unaudited)

	Successor	Predecessor
	Period from January 15 through June 30,	Period from January 1 through January 14,	Six Months Ended June 30,
	2025	2025	2024
Interest income	$82,905	$7,183	$102,939

Interest expense:
Warehouse credit facility	7,877	1,017	16,457
Securitization debt	16,431	1,178	12,864
Total interest expense	24,308	2,195	29,321
Net interest income	58,597	4,988	73,618

Realized and unrealized losses, net of recoveries	30,600	6,792	49,548
Net interest income (loss) after losses and recoveries	27,997	(1,804)	24,070

Noninterest income:
Servicing income	2,513	192	3,606
Warranties and GAP income (loss), net	7,724	307	(8,264)
CarStory revenue	4,238	432	5,892
Other income	4,548	113	5,925
Total noninterest income	19,023	1,044	7,159

Expenses:
Compensation and benefits	37,158	2,823	51,286
Professional fees	7,360	297	4,831
Software and IT costs	5,822	457	8,658
Depreciation and amortization	1,317	1,057	14,858
Interest expense on corporate debt	1,178	176	2,940
Impairment charges	4,156	—	2,752
Other expenses	5,202	371	9,416
Total expenses	62,193	5,181	94,741

Loss from continuing operations before reorganization items and provision for income taxes	(15,173)	(5,941)	(63,512)
Reorganization items, net	—	51,036	—
(Loss) income from continuing operations before provision for income taxes	(15,173)	45,095	(63,512)
Provision for income taxes from continuing operations	209	5	269
Net income (loss) from continuing operations	$(15,382)	$45,090	$(63,781)
Net income (loss) from discontinued operations	$512	$(4)	$(25,025)
Net (loss) income	$(14,870)	$45,086	$(88,806)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(in thousands, except share and per share amounts)

(unaudited)

	Successor	Predecessor
	Period from January 15 through June 30,	Period from January 1 through January 14,	Six Months Ended June 30,
	2025	2025	2024
Net (loss) income per share attributable to common stockholders, basic:
Continuing operations	(2.98)	24.74	(35.49)
Discontinued operations	0.10	(0.00)	(13.92)
Basic	$(2.88)	$24.74	$(49.41)
Net (loss) income per share attributable to common stockholders, diluted:
Continuing operations	(2.98)	23.89	(35.49)
Discontinued operations	0.10	(0.00)	(13.92)
Diluted	$(2.88)	$23.89	$(49.41)
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	5,169,251	1,822,541	1,797,394
Diluted	5,169,251	1,887,371	1,797,394

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Predecessor:
Balance at December 31, 2023 (Predecessor)	1,791,286	$2	$2,088,381	$(1,960,712)	$127,671
Stock-based compensation	—	$—	$1,433	$—	$1,433
Vesting of restricted stock units	4,340	—	—	—	—
Net loss	—	—	—	(67,617)	(67,617)
Balance at March 31, 2024 (Predecessor)	1,795,626	$2	$2,089,814	$(2,028,329)	$61,487
Stock-based compensation	—	$—	$2,843	$—	$2,843
Vesting of restricted stock units	11,151	—	—	—	—
Net loss	—	—	—	(21,188)	(21,188)
Balance at June 30, 2024 (Predecessor)	1,806,777	$2	$2,092,657	$(2,049,517)	$43,142

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Predecessor:
Balance at December 31, 2024 (Predecessor)	1,822,532	$2	$2,094,889	$(2,125,836)	$(30,945)
Stock-based compensation	—	$—	$144	$—	$144
Vesting of restricted stock units	26	—	—	—	—
Net income	—	—	—	45,086	45,086
Elimination of Predecessor equity balances	(1,822,558)	(2)	(2,095,033)	2,080,750	(14,285)
Issuance of Successor equity	5,163,109	5	161,657	—	161,662
Issuance of stock warrants	—	—	2,825	—	2,825
Balance at January 14, 2025 (Predecessor)	5,163,109	$5	$164,482	$—	$164,487

Successor:
Balance at January 15, 2025 (Successor)	5,163,109	$5	$164,482	$—	$164,487
Stock-based compensation	—	—	491	—	491
Vesting of restricted stock units	19,914	—	—	—	—
Net loss	—	—	—	(6,351)	(6,351)
Balance at March 31, 2025 (Successor)	5,183,023	$5	$164,973	$(6,351)	$158,627
Stock-based compensation	—	—	1,836	—	1,836
Vesting of restricted stock units	16,545	—	—	—	—
Net loss	—	—	—	(8,519)	(8,519)
Balance at June 30, 2025 (Successor)	5,199,568	$5	$166,809	$(14,870)	$151,944

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor	Predecessor
	Period from January 15 through June 30,	Period from January 1 through January 14,	Six Months Ended June 30,
	2025	2025	2024
Operating activities
Net (loss) income from continuing operations	$(15,382)	$45,090	$(63,781)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment charges	4,156	—	2,752
Profit share receivable	(78)	—	11,405
Depreciation and amortization	1,317	1,057	14,858
Losses on finance receivables and securitization debt, net	40,357	4,762	65,255
Losses on Warranties and GAP	3,709	407	4,175
Stock-based compensation expense	2,327	144	3,937
Provision to record finance receivables held for sale at lower of cost or fair value	—	—	(4,434)
Amortization of unearned discounts on finance receivables at fair value	—	(416)	(9,772)
Non-cash reorganization items, net	—	(51,741)	—
Other, net	(966)	193	(2,845)
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables, held for sale	—	(14,337)	(231,639)
Principal payments received on finance receivables, held for sale	—	6,481	85,905
Other	—	169	2,811
Interest receivable	1,184	(164)	(489)
Other assets	(1,836)	5,178	5,605
Other liabilities	457	(2,627)	(9,740)
Net cash provided by (used in) operating activities from continuing operations	35,245	(5,804)	(125,997)
Net cash (used in) provided by operating activities from discontinued operations	(729)	(207)	82,820
Net cash provided by (used in) operating activities	34,516	(6,011)	(43,177)
Investing activities
Finance receivables, held for investment at fair value
Purchases of finance receivables, held for investment at fair value	(223,059)	—	—
Principal payments received on finance receivables, held for investment at fair value	158,482	2,985	65,523
Principal payments received on beneficial interests	840	147	1,421
Purchase of property and equipment	(3,190)	(151)	(926)
Net cash (used in) provided by investing activities from continuing operations	(66,927)	2,981	66,018
Net cash provided by investing activities from discontinued operations	637	—	10,834
Net cash (used in) provided by investing activities	(66,290)	2,981	76,852
Financing activities
Proceeds from borrowings under secured financing agreements	307,780	—	296,569
Principal repayment under secured financing agreements	(120,548)	(16,676)	(135,017)
Proceeds from financing of beneficial interests in securitizations	16,223	—	15,821
Principal repayments of financing of beneficial interests in securitizations	(6,589)	(1,028)	(6,281)
Proceeds from warehouse credit facilities	182,300	11,900	193,400
Repayments of warehouse credit facilities	(340,196)	(8,094)	(343,884)
Other financing activities	(1,474)	—	(326)
Net cash provided by (used in) financing activities from continuing operations	37,496	(13,898)	20,282
Net cash used in financing activities from discontinued operations	—	—	(151,178)
Net cash provided by (used in) financing activities	37,496	(13,898)	(130,896)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,722	(16,928)	(97,221)
Cash, cash equivalents and restricted cash at the beginning of period	61,441	78,369	208,819
Cash, cash equivalents and restricted cash at the end of period	$67,163	$61,441	$111,598

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,067	$4,534	$29,321
Cash paid for reorganization items, net	$—	$1,705	$—
Cash paid for income taxes	$606	$—	$373

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

Warrants to Purchase New Common Stock

On the Effective Date, the Company entered into a warrant agreement (the “Warrant Agreement”) with Equiniti Trust Company LLC, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company issued warrants (the “Warrants”) to purchase an aggregate of 364,516 shares of the New Common Stock, at an exercise price of $60.95 per share, to stockholders of the Predecessor in accordance with the Prepackaged Chapter 11 Case. Each Warrant was immediately exercisable upon the issuance date and will expire five years from the issuance date. See Note 20 - Subsequent events for further details.

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

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. The consolidated balance sheet as of December 31, 2024, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Annual Report on Form 10-K for the year ended December 31, 2024.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2025, and its results of operations for the periods presented. The results for the period from January 1, 2025, to January 14, 2025, and from January 15, 2025, to June 30, 2025, are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Finance Receivables at Fair Value

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Finance receivables for which the fair value option was elected under ASC 825 are classified as finance receivables at fair value.

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to account for all finance receivables as finance receivables held for investment at fair value. Prior to the accounting policy change, the Company's finance receivables at fair value included both finance receivables held for sale at fair value as well as finance receivables held for investment at fair value. The Company did not have any finance receivables held for sale at fair value as of June 30, 2025, and the aggregate principal balance and the fair value of the finance receivables held for investment was $952.1 million and $849.0 million, respectively as of June 30, 2025. The aggregate principal balance and the fair value of the finance receivables held for sale at fair value was $365.0 million and $320.6 million, respectively, and the aggregate principal balance and the fair value of the finance receivables held for investment at fair value was $211.2 million and $183.2 million, respectively as of December 31, 2024.

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

Refer to Note 15 — Financial Instruments and Fair Value Measurements for further details.

Finance Receivables Held for Sale, Net

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to elect the fair value option for all finance receivables held for sale, net. The Company reports all finance receivables on a prospective basis as Finance Receivables at Fair Value. Refer to Note 6 — Fresh Start Accounting for further details.

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

Prior to the Effective Date, the Company recorded a valuation allowance to report finance receivables held for sale at the lower of cost or fair value. To determine the valuation allowance, finance receivables were evaluated collectively as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differed from estimates, significant adjustments to the Company's valuation allowance were needed. Fair value adjustments were recorded in "Realized and unrealized losses, net of recoveries" in the consolidated statements of operations. Principal balances and corresponding deferred acquisition costs and discounts of finance receivables were charged-off when the Company was unable to sell the finance receivable and the related vehicle had been repossessed and liquidated, or the receivable had otherwise been deemed uncollectible. As of June 30, 2025, the Company did not have any finance receivables classified as held for sale, net and therefore did not have a valuation allowance. As of December 31, 2024, the valuation allowance for finance receivables classified as held for sale was $31.1 million. Refer to Note 15 — Financial Instruments and Fair Value Measurements for further details.

Consolidated CFEs

The 2022-2, 2023-1, 2024-1, and 2025-1 securitization transactions are consolidated collateralized financing entities (CFEs) that are VIEs. Refer to Note 4 — Variable Interest Entities and Securitizations for further details. The Company recognized the following revenue and expenses associated with these CFEs in the condensed consolidated statements of operations (in thousands):

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,	Six Months Ended June 30,
	2025	2024	2025	2025	2024
Interest income	$34,186	$33,965	$56,501	$3,314	$52,082
Interest expense	(9,946)	(8,042)	(16,540)	(1,185)	(12,948)
Realized and unrealized losses, net of recoveries	(15,539)	(10,455)	(19,499)	(2,977)	(26,205)
Noninterest income (loss), net	1,859	(2,838)	(649)	6	(2,564)
Reorganization items, net	—	—	—	7,964	—

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

The Company incurred impairment charges related to operating lease right-of-use assets of $4.2 million for the period from January 15, 2025, to June 30, 2025, related to costs associated with planned facility closures that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

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

As a result of filing the Prepackaged Chapter 11 Case on November 13, 2024, the Company determined a triggering event existed as of December 31, 2024, indicating the carrying amount of the Company's asset groups may not be recoverable. Therefore, the Company performed an evaluation of its assets for impairment. For the UACC asset group, as the carrying value of the asset group did not exceed the estimated undiscounted future cash flows, the asset group was deemed recoverable, and no impairment charges were recognized. For the CarStory asset group, the carrying value of the asset group exceeded the estimated undiscounted future cash flows, however, it did not exceed the estimated fair value, as such, no impairment charges were recognized. The Company determined there were no triggering events as of June 30, 2025.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

examination. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

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

UACC’s customers, in this instance, are the third-party automotive dealers through which it purchases or acquires retail installment sale contracts for consumers. CarStory’s customers are dealers, automotive financial services companies and others in the automotive industry who purchase CarStory’s digital retailing services. For the periods presented, no customer represented 10% or more of the Company’s income and no customer represented more than 10% of the Company’s finance receivables as of June 30, 2025, and December 31, 2024.

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

As of June 30, 2025, the Company had cash and cash equivalents of $14.3 million and restricted cash of $52.9 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities (as defined below) of $52.0 million. The Company has historically had negative cash flows

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and generated losses from operations and the Company’s primary source of liquidity has been cash generated through financing activities.

As of June 30, 2025, UACC had four credit facilities, with an aggregate borrowing limit of $800.0 million, and outstanding borrowings of $205.8 million with excess borrowing capacity of $16.6 million. The terms of the facilities generally matured within one to two years and the Company typically renews the facilities in the ordinary course. On March 8, 2025, the Company renewed one of its Warehouse Credit Facilities (as defined below), now expiring June 2026. The aggregate borrowing limit and other significant terms of the agreement remained unchanged except for an increase in the minimum liquidity covenant. On March 28, 2025, the Company renewed another one of its Warehouse Credit Facilities, now expiring in April 2027. The aggregate borrowing limit under this facility decreased from $225.0 million to $200.0 million and all other significant terms of the agreement remained unchanged. As of June 30, 2025, the remaining Warehouse Credit Facilities had terms expiring between July and August 2025. As of June 30, 2025, the Company was in compliance with all covenants related to the Warehouse Credit Facilities. Refer to Note 10 - Warehouse Credit Facilities and Consolidated VIEs and Note 20 - Subsequent events for further details.

Failure to secure warehouse borrowing capacity beyond their expiration or failure to satisfy the covenants therein and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities and would have a material adverse effect on the financial condition, results of operations and liquidity of the Company. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs for further details.

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement for a $25.0 million delayed draw term loan facility (“Delayed Draw Facility”), which matures on December 31, 2026, with Mudrick Capital Management, L.P. (“Lender”), who is a 76.5% shareholder of the Company, and as of January 14, 2025, became a related party. Refer to Note 19 — Related Party Transactions for further details. As of June 30, 2025, the Company did not have any drawdowns on the Delayed Draw Facility.

The Company expects to use cash and cash equivalents to finance future capital requirements and UACC’s Warehouse Credit Facilities to fund finance receivables. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased and any future decreases on available advance rates may have an adverse impact on the Company's liquidity.

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

The Company’s future capital requirements will depend on many factors, including the ability to realize the intended benefits of the Value Maximization Plan, Prepackaged Chapter 11 Case, and Long-Term-Strategic Plan, available advance rates on and the renewal of the Warehouse Credit Facilities, the ability to meet the requirements for continued listing on the Nasdaq Global Market, the ability to complete additional securitization transactions on terms favorable to the Company, and future credit losses. The Company anticipates that existing cash and cash equivalents, the credit agreement with Mudrick Capital Management, L.P., and UACC's Warehouse Credit Facilities will be sufficient to support the Company’s ongoing operations and obligations, for at least the next twelve months from the date of issuance of the condensed consolidated financial statements.

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

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to recognize discount income on finance receivables held for investment at fair value as a component of "Realized and unrealized losses, net of recoveries". In the Predecessor periods discount income on finance receivables held for investment at fair value was recognized as a component of "Interest income" on the Company’s condensed consolidated statement of operations. The discount income represents the amortization of unearned acquisition discounts over the contractual life of the underlying finance receivables using the interest method. Interest income on each automotive finance receivable is calculated based on the finance receivable’s outstanding principal balance multiplied by the contractual interest rate.

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

A portion of the fees earned on third-party financing and value-added products are subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of June 30, 2025, and December 31, 2024, the Company’s reserve for chargebacks was $9.3 million and $9.1 million, respectively, which are included within “Other liabilities” in the Company's condensed consolidated balance sheets.

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to warranties and GAP income in the period identified. As of June 30, 2025, and December 31, 2024, the Company recognized $10.2 million and $11.0 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, which are included within “Other assets" in the Company's condensed consolidated balance sheets.

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

During the six months ended June 30, 2025, UACC completed the 2025-1 securitization transaction, in which it issued approximately $307.8 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $306.5 million. The trust was collateralized by finance receivables with an aggregate principal balance of $382.1 million as of March 12, 2025. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. The Company retained the residual interests, which required the Company to account for the 2025-1 securitization as secured borrowings and the assets and liabilities of the trust remain on balance sheet.

In 2024, UACC completed the 2024-1 securitization transaction, in which it issued rated asset-backed securities, for proceeds of $297.2 million. UACC still retains the residual interests related to the 2024-1 securitization transaction and therefore consolidated the 2024-1 VIE and accounted for this transaction as secured borrowings. The trust was collateralized by finance receivables with an aggregate principal balance of $380.1 million as of April 30, 2024. These finance receivables are serviced by UACC. UACC retained the servicing rights to these finance receivables and receives an "at market" servicing fee. The Company also repurchased $4.2 million of the non-investment grade securities related to the 2022-2 securitization transaction for $4.8 million.

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

As of June 30, 2025, UACC had four senior secured warehouse credit facilities. Through trusts, UACC entered into warehouse facility agreements with certain banking institutions, primarily to finance the purchase and origination of finance receivables as well as to provide funding for general operating activities. These trusts are secured by eligible finance receivables which are pledged as collateral for the warehouse facilities. These trusts are consolidated VIEs. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs and Note 20 - Subsequent events for further details.

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

	Successor
	As of June 30, 2025
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$42,354	$9,629	$51,983
Finance receivables at fair value	596,901	218,093	814,994
Interest receivable	9,245	3,287	12,532
Other assets	8,045	2,912	10,957
Total Assets	$656,545	$233,921	$890,466
Liabilities:
Securitization debt at fair value	$526,738	$—	$526,738
Warehouse credit facilities	—	205,822	205,822
Other liabilities	9,493	7,841	17,334
Total Liabilities	$536,231	$213,663	$749,894

	Predecessor
	As of December 31, 2024
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$29,213	$18,895	$48,108
Finance receivables at fair value	214,420	252,900	467,320
Finance receivables held for sale	178,845	131,120	309,965
Interest receivable	6,892	6,370	13,262
Other assets	6,057	4,700	10,757
Total Assets	$435,427	$413,985	$849,412
Liabilities:
Securitization debt at fair value	$353,356	$—	$353,356
Warehouse credit facilities	—	359,912	359,912
Other liabilities	3,597	10,244	13,841
Total Liabilities	$356,953	$370,156	$727,109

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

As of June 30, 2025, and December 31, 2024, the assets UACC retains in the unconsolidated VIEs were approximately $1.4 million and $2.2 million, respectively, and are included in "Other assets" in the Company's condensed consolidated balance sheet. The beneficial interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities. During 2023, the Company entered into a Risk Retention Financing Facility to finance the majority of its retained beneficial interests in securitizations. Refer to Note 11 — Long Term Debt for further details.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to the unconsolidated VIE (in thousands):

	Successor			Predecessor
	As of June 30, 2025			As of December 31, 2024
	Aggregate Principal Balance	Carrying Value	Total Exposure	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$1,272	$1,248	$1,248	$2,106	$1,992	$1,992
Certificates	—	197	197	—	192	192
Other assets	310	310	310	310	310	310
Total unconsolidated VIEs	$1,582	$1,755	$1,755	$2,416	$2,494	$2,494

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the major income and expense line items from discontinued operations as reported in the condensed consolidated statements of operations (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Period from January 15, to June 30,	Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Retail vehicle, net	$—	$—	$—	$47,320
Wholesale vehicle	—	587	—	140,714
Product, net	(10)	—	(21)	1,635
Total revenue	(10)	587	(21)	189,669
Cost of sales:
Retail vehicle	—	—	—	43,673
Wholesale vehicle	—	543	(6)	142,343
Total cost of sales	—	543	(6)	186,016
Total gross profit (loss)	(10)	44	(15)	3,653
Selling, general and administrative expenses	(423)	3,716	(657)	38,603
Gain (loss) on disposal of long lived assets	—	(1,738)	130	(11,279)
Depreciation and amortization	—	—	—	383
Income (loss) from operations	413	(1,934)	512	(24,053)
Interest expense	—	29	—	1,607
Interest loss	—	—	—	(856)
Income (loss) before provision for income taxes	413	(1,963)	512	(24,804)
Provision for income taxes	—	121	—	221
Net income (loss) from discontinued operations	$413	$(2,084)	$512	$(25,025)

Net income (loss) from discontinued operations for the period from January 1, 2025, to January 14, 2025, was not material.

The following table summarizes the major classes of assets and liabilities from discontinued operations as reported in the condensed consolidated balance sheets (in thousands):

	Successor	Predecessor
	As of June 30,	As of December 31,
	2025	2024
ASSETS
Property and equipment, net	$—	$800
Other assets	—	143
Assets from discontinued operations	$—	$943
LIABILITIES
Accounts payable	$57	$116
Accrued expenses	2,215	3,906
Liabilities from discontinued operations	$2,272	$4,022

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Fresh Start Accounting

As discussed in Note 1 — Description of Business and Basis of Presentation, on November 13, 2024, the Company commenced the Prepackaged Chapter 11 Case. On January 14, 2025, the Effective Date, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective. On January 14, 2025, the Company emerged from the Prepackaged Chapter 11 Case. On the Effective Date, each holder of the Notes received a pro rata share of 92.94% of the New Common Stock, (subject to dilution) and all of the Company’s outstanding obligations under the Notes and the Indenture were deemed fully satisfied and discharged. There were no other creditors of the Company impaired in connection with the Prepackaged Chapter 11 Case.

The Company adopted an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to, among other changes to its prior amended and restated certificate of incorporation, effect an automatic conversion of the Common Stock at a ratio of 1-for-5. As a result of the automatic conversion and the issuance of shares of Common Stock pursuant to the Plan, there were approximately 5,163,109 outstanding shares of the New Common Stock as of the Effective Date.

On the Effective Date, the Company entered into the Warrant Agreement with Equiniti Trust Company LLC, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company issued the Warrants to purchase an aggregate of 364,516 shares of the New Common Stock, at an exercise price of $60.95 per share, to stockholders of the Predecessor in accordance with the Prepackaged Chapter 11 Case. Each Warrant was immediately exercisable upon the issuance date and will expire five years from the issuance date.

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

Reorganization Value

In accordance with ASC Topic 852, with the application of fresh start accounting, the Company allocates the equity value to its individual assets and liabilities based on their estimated fair values in conformity with ASC Topic 820, Fair Value.

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

	Successor	Predecessor
	Three Months Ended June 30,	Period from January 1 through January 14,	Three Months Ended June 30,
	2025	2025	2024
Net gain on settlement of debt	$—	$141,419	$—
Net loss on fresh start adjustments	—	(87,688)	—
Net loss on reorganization adjustment of other assets	—	(2,037)	—
Professional fees	—	(658)	—
Total reorganization items, net	$—	$51,036	$—

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2025	2024
Equipment	$536	$2,841
Furniture and fixtures	79	333
Leasehold improvements	388	693
Internal-use software	3,205	5,366
Other	260	693
	4,468	9,926
Accumulated depreciation and amortization	(513)	(5,862)
Property and equipment, net	$3,955	$4,064

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company recorded property and equipment at fair value as of the Effective Date, as discussed in Note 6 — Fresh Start Accounting for further details.

Depreciation and amortization expense was $0.3 million and $0.5 million for the three months ended June 30, 2025 and 2024, respectively, $0.5 million for the period from January 15, 2025 to June 30, 2025, and $1.3 million for the six months ended June 30, 2024. Depreciation and amortization expense for the period from January 1, 2025, to January 14, 2025, was not material.

The Company recorded impairment charges for "Property and equipment, net" of $2.7 million for the six months ended June 30, 2024, related to the Company's internal-use software that no longer have a planned future use.

8. Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor			Predecessor
	June 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$9,800	$(647)	$9,153	$108,700	$(55,047)	$53,653
Customer relationships	900	(52)	848	69,400	(26,011)	43,389
Trademarks and trade names	3,500	(180)	3,320	12,200	(4,373)	7,827
Total intangible assets	$14,200	$(879)	$13,321	$190,300	$(85,431)	$104,869

Amortization expense for intangible assets was $1.0 million for the period from January 1, 2025, to January 14, 2025, $0.5 million and $6.8 million and for the three months ended June 30, 2025 and 2024, respectively, $0.9 million for the period from January 15, 2025 to June 30, 2025, and $13.5 million for the six months ended June 30, 2024.

The estimated amortization expense for intangible assets subsequent to June 30, 2025, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2025	$951
2026	1,901
2027	1,901
2028	1,901
2029	1,901
Thereafter	4,766
$13,321

9. Other Liabilities

The Company’s other liabilities consisted of the following (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2025	2024
Warranty and GAP liabilities	$16,209	$17,163
Dealer related liabilities	5,280	4,184
Accrued compensation and benefits	9,198	12,165
Accrued professional services	1,798	532
Accrued software and IT costs	425	252
Interest payable	3,644	4,096
Insurance payable	55	29
Other	9,643	11,278
Total other liabilities	$46,252	$49,699

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Warehouse Credit Facilities of Consolidated VIEs

As of June 30, 2025, UACC had four senior secured warehouse facility agreements, through consolidated VIEs, (the “Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of June 30, 2025 and December 31, 2024, the Company had excess borrowing capacity of $16.6 million and $28.2 million on UACC's Warehouse Credit Facilities, respectively.

As of June 30, 2025, the terms of the Warehouse Credit Facilities included the following (in thousands):

	Facility One	Facility Two	Facility Three	Facility Four
Execution date	May 30, 2012	November 19, 2013	July 11, 2019	November 18, 2022
Commitment termination date	July 21, 2025	June 2, 2026	August 29, 2025	April 12, 2027
Aggregate borrowings limit	$200,000	$200,000	$200,000	$200,000
As of June 30, 2025 (Successor)
Aggregate principal balance of finance receivables pledged as collateral	$—	$7,141	$77,088	$163,098
Outstanding balance	$—	$6,222	$60,600	$138,999
Restricted cash	$—	$435	$3,909	$5,285
As of December 31, 2024 (Predecessor)
Aggregate principal balance of finance receivables pledged as collateral	$—	$76,523	$223,901	$143,514
Outstanding balance	$—	$62,290	$175,568	$122,054
Restricted cash	$—	$3,169	$10,398	$5,328

As of June 30, 2025, and December 31, 2024, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 5.99% and 6.32%, respectively.

On March 8, 2025, the Company renewed Facility Two, now expiring June 2026. The aggregate borrowing limit and significant terms of the agreement remained unchanged except for an increase in the minimum liquidity covenant. On March 28, 2025, the Company renewed Facility Four, now expiring in April 2027. The aggregate borrowing limit under this facility decreased from $225.0 million to $200.0 million and all other significant terms of the agreement remained unchanged. See Note 20 - Subsequent events for further details for Facility One.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of June 30, 2025, and December 31, 2024, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Long Term Debt

Debt instruments, excluding warehouse credit facilities of consolidated VIEs, which are discussed in Note 10 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	Successor	Predecessor
	June 30,	December 31,
	2025	2024
Securitization debt of consolidated VIEs at fair value	$526,738	$142,629
Securitization debt of consolidated VIEs at amortized cost	—	210,727
Financing of beneficial interest in securitizations	26,654	17,700
Junior subordinated debentures	10,310	10,310
Total debt	$563,702	$381,366

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

The Notes were issued at par value and fees associated with the issuance of these Notes were amortized to interest expense using the effective interest method over the contractual term of the Notes. The interest expense was $0.9 million and $1.8 million for the for the three and six months ended June 30, 2024, respectively. The effective interest rate of the Notes was 1.3% for the three and six months ended June 30, 2024.

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

UACC retained the residual interests in the 2023-1, 2024-1, and 2025-1 securitization transactions. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it is responsible for the administration and collection of the amounts owed under the contracts. In the first quarter of 2023, UACC waived its servicing fees related to the 2022-2 securitization and subsequently consolidated the 2022-2 trust. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $42.4 million and $29.2 million as of June 30, 2025, and December 31, 2024, respectively.

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

The securitization debt issued is included in "Long-term debt" on the condensed consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of June 30, 2025 (Successor)
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2022-2-D	January 10, 2028	$32,889	6.84%	$22,340	$22,237
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	28,440	14,584
United Auto Credit 2023-1-C	July 10, 2028	33,326	6.28%	2,268	2,269
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	35,653	35,874
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	23,826
United Auto Credit 2024-1-B	June 10, 2027	42,770	6.57%	30,734	30,768
United Auto Credit 2024-1-C	October 10, 2029	35,190	7.06%	35,190	35,355
United Auto Credit 2024-1-D	November 12, 2029	52,160	8.30%	52,160	52,901
United Auto Credit 2024-1-E	November 12, 2030	37,540	10.45%	37,540	38,985
United Auto Credit 2025-1-A	June 10, 2027	138,300	4.80%	99,804	99,784
United Auto Credit 2025-1-B	February 10, 2028	50,450	5.05%	50,450	50,349
United Auto Credit 2025-1-C	June 10, 2030	32,660	5.15%	32,660	32,807
United Auto Credit 2025-1-D	July 10, 2030	50,810	5.96%	50,810	51,130
United Auto Credit 2025-1-E	October 10, 2031	35,560	7.71%	35,560	35,869
Total rated notes at fair value		$634,004		$536,865	$526,738

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

The final scheduled payment date represents legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $108.5 million in 2025, $192.9 million in 2026, $133.7 million in 2027, $63.6 million in 2028, and $38.2 million in 2029.

In February 2024, UACC exercised its option to repurchase the 2021-1 securitization debt for a total redemption price of $35.6 million.

The aggregate principal balance and the net carrying value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	Successor		Predecessor
	As of June 30,		As of December 31,
	2025		2024
	Aggregate Principal Balance	Net Carrying Value (1)	Aggregate Principal Balance	Net Carrying Value
United Auto Credit 2022-2	$44,045	$38,788	$65,096	$57,130
United Auto Credit 2023-1	74,533	65,425	106,920	92,041
United Auto Credit 2024-1	207,633	186,917	275,567	244,094
United Auto Credit 2025-1	336,533	305,771	—	—
Total finance receivables of CFEs	$662,744	$596,901	$447,583	$393,265
(1) For the Successor period, net carrying value is equal to fair value.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Risk Retention Financing Facility

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance a portion of its asset-backed securities issued in its securitization transactions and held by UACC, pursuant to applicable Risk Retention Rules. Under this facility, UACC sells such retained interests and agrees to repurchase them on a future date. As of June 30, 2025, UACC pledged $31.7 million of its retained beneficial interests as collateral, and the outstanding borrowings related to this risk retention financing facility were $26.8 million, with expected repurchase dates ranging from June 2027 to October 2031. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lender, which will reduce the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, UACC may be required to transfer cash or additional securities as pledged under this facility. At the termination of this agreement, UACC is obligated to return the amounts borrowed.

The outstanding balance of this facility, net of unamortized debt issuance costs, was $26.7 million and $17.7 million as of June 30, 2025 and December 31, 2024, respectively, and is included in "Long-term debt" on the condensed consolidated balance sheet. As of June 30, 2025 and December 31, 2024, the fair value of the collateral pledged under this facility was $27.0 million and $18.3 million, respectively.

Junior Subordinated Debentures

On July 31, 2003, UACC issued junior subordinated debentures (trust preferred securities) of $10.0 million through a subsidiary, UPFC Trust I. The trust issuer is a wholly owned finance subsidiary and the securities are fully and unconditionally guaranteed by Vroom Automotive Finance Corporation. The interest is paid quarterly at a variable rate, equal to SOFR + 3.05%. The final maturity of these securities is on October 7, 2033; however, they can be called at par any time at the Company’s discretion.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits asserted similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. In each case, the named plaintiff(s) sought to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). In August 2021, the Court consolidated the cases under the new name In re: Vroom, Inc. Securities Litigation, Case No. 21-cv-2477, appointed a lead plaintiff and lead counsel and ordered a consolidated amended complaint to be filed. The court-appointed lead plaintiff subsequently filed a consolidated amended complaint that reasserts claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 against the Company and certain of the Company’s officers, and added new claims under Sections 11, 12 and 15 of the Securities Act against the Company, certain of its officers, certain of its directors, and the underwriters of the Company’s September 2020 secondary offering. On March 19, 2025, the Court entered an order granting Vroom’s motion to dismiss all claims, and the plaintiffs elected not to file a motion to amend their complaint. Thereafter, on May 30, 2025, the Court entered a final judgment of dismissal, for which the time period to appeal has expired. Accordingly, the cases have been closed.

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

As of June 30, 2025, and December 31, 2024, there was no preferred stock issued or outstanding.

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

Pursuant to the Plan, the 2020 Plan was further amended on January 14, 2025, to increase the number of shares reserved for issuance under the 2020 Plan to account for the proposed post-emergence management incentive program, which accounts for 15% of the fully-diluted shares of New Common Stock as of immediately following the Effective Date, inclusive of the Warrants, the management incentive program and the converted existing equity awards: 10% will be allocated for awards of restricted stock units and 5% will be allocated for awards of stock options. The amended and restated 2020 Plan authorizes the issuance of: (i) 1,166,880 shares of common stock, (ii) any shares which are subject to awards under the prior plans which are forfeited or lapse unexercised and are not issued under the prior plans; and (iii) an annual increase on the first day of each calendar year beginning on January 1, 2022, and ending on and including January 1, 2030, equal to the lesser of (A) 4% of the shares outstanding (on an as‑converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board of Directors or the Compensation Committee. As of June 30, 2025, there were 58,905 shares available for future issuance under the 2020 Plan.

On May 20, 2022, the Company adopted the 2022 Inducement Award Plan (the “Inducement Award Plan”). Awards under the Inducement Award Plan may only be granted to a newly hired employee who has not previously been an employee or a member of the Board or an employee who is being rehired following a bona fide period of non-employment by the Company, in each case as a material inducement to the employee’s entering into employment. An aggregate of 7,500 shares of the Company’s common stock are reserved for issuance under the Inducement Award Plan.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Inducement Award Plan continues to govern awards granted and outstanding under that plan but no new awards may be granted under that plan.

Stock Options

The Company recognized $0.1 million and $0.4 million of stock-based compensation expense related to stock options for the three months ended June 30, 2025 and 2024, respectively, $0.5 million for the period from January 15, 2025 to June 30, 2025 and $0.2 million for the six months ended June 30, 2024. The stock-based compensation expense related to stock options for the period from January 1, 2025 to January 14, 2025 was not material. As of June 30, 2025, the Company had $3.1 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.5 years.

On March 12, 2025, 259,400 stock options were granted to the CEO whereby 129,700 have a fair value of $11.25 per share and an exercise price of $45.70 per share, and the remaining 129,700 have a fair value of $9.62 per share and an exercise price of $60.95 per share. Additionally, on March 12, 2025, an aggregate of 65,000 stock options were granted to certain members of key management whereby 32,500 have a fair value of $11.25 per share and an exercise price of $45.70 per share, and the remaining 32,500 have a fair value of $9.62 per share and an exercise price of $60.95 per share. The fair values of these stock options were determined using the Black-Scholes option pricing model. The stock options vest ratably over a four-year period subject to continued employment through each applicable vesting date.

RSUs

The Company recognized $1.5 million and $2.4 million of stock-based compensation expense related to RSUs for the three months ended June 30, 2025 and 2024, respectively, $1.9 million for the period from January 15, 2025 to June 30,2025, and $3.7 million for the six months ended June 30, 2024. The Company recognized $0.1 million of stock-based compensation expense related to RSUs for the period from January 1, 2025 to January 14, 2025. As of June 30, 2025, the Company had $15.4 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 3.4 years. As of December 31, 2024, the Company had $1.2 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 0.7 years.

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

Items Measured at Fair Value on a Recurring Basis

The Company holds certain financial assets that are required to be measured at fair value on a recurring basis. Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to elect the fair value option for all finance receivables on a prospective basis. Additionally, the Company elected the fair value option for the financial assets and liabilities of UACC’s consolidated CFEs, and

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

beneficial interests in the 2022-1 securitization transaction. Under the fair value option allowable under ASC 825, “Financial Instruments” (“ASC 825”), the Company may elect to measure at fair value financial assets and liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings.

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Successor
	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$3,831	$—	$—	$3,831
CFE assets:
Finance receivables at fair value	—	—	596,901	596,901
Finance receivables at fair value	—	—	252,140	252,140
Other assets (beneficial interests in securitizations)	—	1,445	—	1,445
Total financial assets	$3,831	$1,445	$849,041	$854,317
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	512,154	14,584	526,738
Total financial liabilities	$—	$512,154	$14,584	$526,738

	Predecessor
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$17,626	$—	$—	$17,626
CFE assets:
Finance receivables at fair value	—	—	214,420	214,420
Finance receivables at fair value	—	—	289,428	289,428
Other assets (beneficial interests in securitizations)	—	2,184	—	2,184
Total financial assets	$17,626	$2,184	$503,848	$523,658
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	125,707	16,922	142,629
Total financial liabilities	$—	$125,707	$16,922	$142,629

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Beneficial interests in securitization: Beneficial interests in securitization relate to the 2022-1 securitization completed in February 2022 and include rated notes as well as certificates. The Company elected the fair value option on its beneficial interests in the 2022-1 securitization.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Successor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 15, 2025	$387,444	$437,568	$14,934
Transfer within Level 3 categories	348,414	(348,414)	—
Losses included in realized and unrealized losses	(31,474)	(1,975)	(350)
Losses included in Warranties and GAP	(1,957)	(1,752)	—
Issuances, net of discount	—	223,063	—
Paydowns	(104,603)	(53,879)	—
Other	(923)	(2,471)	—
Fair value as of June 30, 2025	$596,901	$252,140	$14,584

Predecessor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2025	$214,420	$289,422	$16,922
Reclassification of finance receivables due to a change in Accounting Policy	180,883	139,052	—
Transfer within Level 3 categories	(439)	439	—
Losses included in realized and unrealized losses	(4,707)	(2,265)	(1,988)
Losses included in Warranties and GAP	(52)	(188)	—
Issuances, net of discount	—	14,337	—
Paydowns	(2,947)	(2,992)	—
Other	286	(237)	—
Fair value as of January 14, 2025	$387,444	$437,568	$14,934

Predecessor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value
Fair value as of January 1, 2024	$316,998	$31,672
Transfer within Level 3 categories	55,320	(55,320)
Losses included in realized and unrealized losses	(27,986)	(9,280)
Losses included in Warranties and GAP	(1,512)	(566)
Issuances, net of discount	—	233,257
Paydowns	(58,089)	(26,462)
Other	7,802	1,071
Fair value as of June 30, 2024	$292,533	$174,372

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses, recorded in "Realized and unrealized losses, net of recoveries" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected, as well as other relevant items that are included in "Realized and unrealized losses, net of recoveries" (in thousands):

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2025	2024
Finance receivables at fair value	$23,155	$14,069
Finance receivables held for sale, net	—	8,906
Debt of securitized VIEs at fair value	(927)	(1,938)
Collection expenses	2,495	2,486
Recoveries	(5,233)	(4,756)
Other	10	(38)
Total net loss included in "Realized and unrealized losses, net of recoveries"	$19,500	$18,729

	Successor	Predecessor
	Period from January 15 through June 30,	Period from January 1 through January 14,	Six Months Ended June 30,
	2025	2025	2024
Finance receivables at fair value	$35,202	$6,451	$37,203
Finance receivables held for sale, net	—	2,737	21,451
Debt of securitized VIEs at fair value	1,025	(2,267)	(4,486)
Collection expenses	5,133	492	5,232
Recoveries	(10,775)	(683)	(9,661)
Other	15	62	(191)
Total net loss included in "Realized and unrealized losses, net of recoveries"	$30,600	$6,792	$49,548

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of June 30, 2025 (Successor)	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$662,744	$289,336
Aggregate fair value of finance receivables that are reported at fair value	$596,901	$252,140
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$8,347	$3,081
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$7,500	$2,133

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of December 31, 2024 (Predecessor)	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$244,345	$331,882
Aggregate fair value of finance receivables that are reported at fair value	$214,420	$289,428
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$5,969	$3,663
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,228	$2,551

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of June 30, 2025 (Successor)	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$536,865
Aggregate fair value of rated notes of securitized VIEs	$526,738

As of December 31, 2024 (Predecessor)	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$153,160
Aggregate fair value of rated notes of securitized VIEs	$142,629

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

Finance receivables held for sale, net: For finance receivables eligible to be sold in a securitization, the Company determined the fair value of these finance receivables utilizing sales prices based on estimated securitization transactions, adjusted for transformation costs, risk and a normal profit margin associated with securitization transactions. Such fair value measurement is considered Level 3 of the fair value hierarchy. Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to elect the fair value option for all finance receivables held for sale, net. As of June 30, 2025, the Company did not have any finance receivables held for sale, net. As of December 31, 2024, the carrying value and fair value of the finance receivables held for sale, net were $114.6 million.

For finance receivables sold in a securitization, the Company determined the fair value of these finance receivables by estimating the proceeds that would be generated from selling the notes and the residual interests in the securitization trust. The fair value of the notes was determined utilizing non-binding quoted prices provided by broker dealers, as discussed above, and the Company used a discounted cash flow model to estimate the fair value of the residual interests in the trust. Such fair value measurement is considered Level 3 of the fair value hierarchy. As of June 30, 2025, there were no finance receivables held for sale, net that were sold in a securitization. As of December 31, 2024, the carrying value and fair value of the finance receivables held for sale, net that were sold in a securitization were $178.8 million and $183.3 million, respectively. The significant unobservable inputs utilized in the discounted cashflow model include the following:

Predecessor
Inputs as of December 31,
Unobservable inputs	2024
Cumulative net loss	24.2%
Recoveries	30%
Discount Rate	17%-19%

In addition, the Company also had finance receivables that were no longer eligible to be sold in a securitization. As of June 30, 2025, there were no finance receivables held for sale, net, that were no longer eligible to be sold in a securitization. As of December 31, 2024, the carrying value and fair value of the finance receivables held for sale, net were no longer eligible to be sold in a securitization were $24.8 million. These were finance receivables that became delinquent and no longer meet the expected securitization sales criteria. The Company used a discounted cash flow model to estimate the fair value of future recoveries for finance receivables. Such fair value measurement is considered Level 3 of the fair value hierarchy. The significant unobservable inputs utilized in the discounted cashflow model include the following:

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

Financing of beneficial interests in securitizations: The fair value of the debt associated with financing of beneficial interests in securitizations, which are not carried at fair value on the Company's condensed consolidated balance sheets, approximated their carrying value as of June 30, 2025 and December 31, 2024 and are classified within Level 3 of the fair value hierarchy.

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the Company's condensed consolidated balance sheets, approximated their carrying value as of June 30, 2025 and December 31, 2024 and are classified within Level 3 of the fair value hierarchy.

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

The Company did not have Convertible Senior Notes as of June 30, 2025. Refer to Note 11— Long Term Debt for further details.

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

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Company’s CODM is the chief executive office (“CEO”). During the period from January 15, 2025, to June 30, 2025, the CODM changed the

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

profitability measure reviewed for the Company's segment from Adjusted EBITDA to Adjusted net income (loss). The CODM reviews Adjusted net income (loss) for each of the reportable segments. Adjusted net income (loss) is defined as net income (loss) from continuing operations adjusted for stock compensation expense, severance expense, bankruptcy costs (which represent professional fees incurred related to the bankruptcy prior to filing of the petition and post-emergence), reorganization items, net (which relate to certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges), operating lease right-of-use assets impairment and long-lived asset impairment charges incurred by segment. All expense categories on the condensed consolidated statement of operations are significant and there are no other significant segment expenses that would require disclosure. There are no intra-entity sales and no significant expense categories regularly provided to the CODM beyond those disclosed in the consolidated statement of operations. The CODM manages the business using consolidated expense information, adjusted for items that are non-recurring or not core to the Company’s operating business as disclosed above, as well as regularly provided budgeted or forecasted expense information for each operating segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of June 30, 2025 and December 31, 2024, long-lived assets were predominantly located in the United States.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Information about the Company’s reportable segments and corporate activities are as follows (in thousands):

	Successor				Predecessor
	Three Months Ended June 30,				Three Months Ended June 30,
	2025				2024
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$45,748	$—	$—	$45,748	$52,389	$—	$(527)	$51,862

Interest expense:
Warehouse credit facility	3,259	—	—	3,259	6,986	—	—	6,986
Securitization debt	9,883	—	—	9,883	7,995	—	—	7,995
Total interest expense	13,142	—	—	13,142	14,981	—	—	14,981
Net interest income	32,606	—	—	32,606	37,408	—	(527)	36,881

Realized and unrealized losses (gains), net of recoveries	20,922	—	(1,422)	19,500	19,582	—	(853)	18,729
Net interest income after losses and recoveries	11,684	—	1,422	13,106	17,826	—	325	18,152

Noninterest (loss) income:
Servicing income	1,259	—	—	1,259	1,587	—	—	1,587
Warranties and GAP income, net	3,673	—	(28)	3,645	1,640	—	(262)	1,378
CarStory revenue	—	1,846	—	1,846	—	2,913	—	2,913
Other income	1,978	35	54	2,067	2,098	190	853	3,141
Total noninterest (loss) income	6,910	1,881	26	8,817	5,325	3,103	591	9,019

Expenses:
Compensation and benefits	17,443	1,581	2,067	21,091	20,539	2,461	4,176	27,176
Professional fees	1,433	(67)	647	2,013	575	80	833	1,488
Software and IT costs	2,688	3	729	3,420	2,605	21	1,410	4,036
Depreciation and amortization	628	114	—	742	5,630	1,602	—	7,232
Interest expense on corporate debt	698	—	—	698	629	—	920	1,549
Other expenses	2,152	136	544	2,832	3,054	55	1,852	4,961
Total expenses	25,042	1,767	3,987	30,796	33,032	4,219	9,191	46,442

Provision (benefit) for income taxes from continuing operations	—	33	26	59	(234)	28	39	(167)

Adjusted net income (loss)	$(5,334)	$124			$(8,289)	$(1,068)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor				Predecessor
	Period from January 15 through June 30,				Period from January 1 through January 14,
	2025				2025
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$82,905	$—	$—	$82,905	$7,254	$—	$(71)	$7,183

Interest expense:
Warehouse credit facility	7,877	—	—	7,877	1,017	—	—	1,017
Securitization debt	16,431	—	—	16,431	1,178	—	—	1,178
Total interest expense	24,308	—	—	24,308	2,195	—	—	2,195
Net interest income	58,597	—	—	58,597	5,059	—	(71)	4,988

Realized and unrealized losses, net of recoveries	33,612	—	(3,012)	30,600	7,647	—	(855)	6,792
Net interest income (loss) after losses and recoveries	24,985	—	3,012	27,997	(2,588)	—	784	(1,804)

Noninterest (loss) income:
Servicing income	2,513	—	—	2,513	192	—	—	192
Warranties and GAP income, net	7,244	—	480	7,724	390	—	(83)	307
CarStory revenue	—	4,238	—	4,238	—	432	—	432
Other income	4,213	97	238	4,548	66	13	34	113
Total noninterest (loss) income	13,970	4,335	718	19,023	648	445	(49)	1,044

Expenses:
Compensation and benefits	31,137	2,941	3,080	37,158	2,398	326	99	2,823
Professional fees	4,502	(67)	2,925	7,360	172	13	112	297
Software and IT costs	4,774	3	1,045	5,822	367	2	88	457
Depreciation and amortization	1,107	210	—	1,317	817	240	—	1,057
Interest expense on corporate debt	1,178	—	—	1,178	85	—	91	176
Impairment charges	3,479	—	677	4,156	—	—	—	—
Other expenses	3,822	274	1,106	5,202	262	20	89	371
Total expenses	49,999	3,361	8,833	62,193	4,101	601	479	5,181

Provision for income taxes from continuing operations	39	49	121	209	—	5	—	5

Adjusted net income (loss)	$(6,168)	$963			$(5,910)	$(153)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Predecessor
	Six Months Ended June 30,
	2024
	UACC	CarStory	Corporate	Total
Interest income (expense)	$103,930	$—	$(991)	$102,939

Interest expense:
Warehouse credit facility	16,457	—	—	16,457
Securitization debt	12,864	—	—	12,864
Total interest expense	29,321	—	—	29,321
Net interest income (loss)	74,609	—	(991)	73,618

Realized and unrealized losses, net of recoveries	47,343	—	2,205	49,548
Net interest income (loss) after losses and recoveries	27,266	—	(3,196)	24,070

Noninterest (loss) income:
Servicing income	3,606	—	—	3,606
Warranties and GAP income (loss), net	3,250	—	(11,514)	(8,264)
CarStory revenue	—	5,892	—	5,892
Other income	4,568	363	994	5,925
Total noninterest (loss) income	11,424	6,255	(10,520)	7,159

Expenses:
Compensation and benefits	39,327	4,674	7,285	51,286
Professional fees	1,451	202	3,178	4,831
Software and IT costs	5,702	188	2,768	8,658
Depreciation and amortization	11,651	3,207	—	14,858
Interest expense on corporate debt	1,100	—	1,840	2,940
Impairment charges	2,752	—	—	2,752
Other expenses	5,577	173	3,666	9,416
Total expenses	67,560	8,444	18,737	94,741

Provision for income taxes from continuing operations	202	67	—	269

Adjusted net loss	$(24,795)	$(1,980)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The reconciliation between reportable segment Adjusted net loss to consolidated net loss from continuing operations as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,	Six Months Ended June 30,
	2025	2024	2025	2025	2024
Adjusted net income (loss)
UACC	$(5,334)	$(8,289)	$(6,168)	$(5,910)	$(24,795)
CarStory	124	(1,068)	963	(153)	(1,980)
Total	$(5,210)	$(9,357)	$(5,205)	$(6,063)	$(26,775)

Stock compensation expense	(1,149)	(941)	(1,446)	(134)	(1,308)
Severance expense	(7)	(493)	(28)	(4)	(493)
Impairment charges	—	—	(3,479)	—	(2,752)
Corporate income (loss) from continuing operations	(2,566)	(8,312)	(5,223)	256	(32,452)
Reorganization items	—	—	—	51,036	—
Net loss from continuing operations	$(8,932)	$(19,104)	$(15,382)	$45,090	$(63,781)

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

The Company’s effective tax rate from continuing operations for the three months ended June 30, 2025 and 2024 was (0.66)% and 0.87%, respectively. The Company’s effective tax rate from continuing operations for the six months ended June 30, 2025 and 2024 was 0.73% and (0.42)%, respectively.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2018 and prior. The Company is not currently under audit for any US federal or state income tax audits.

The Company has not identified any uncertain tax positions as of June 30, 2025, or December 31, 2024. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

On July 4, 2025, new U.S tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

The Internal Revenue Code (“IRC”) Section 382 provides for a limitation of the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the IRC Section 382). The Company completed a Section 382 study and determined that the Company has undergone five ownership changes, the most

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

recent of which occurred on the Effective Date. The IRC Section 382 limitations arising as a result of these ownership changes generally limit the use of the net operating losses generated before the applicable ownership change. However, an exception to the IRC Section 382 limitation applies when, among other requirements, so-called “qualified creditors” and shareholders of a corporation in a title 11 Case receive, in respect of their claims and interests, as applicable, at least 50% of the vote and value of the stock of the corporation pursuant to a confirmed chapter 11 plan (the “382(l)(5) Exception”). The Company expects that the 382(l)(5) Exception applied to the ownership change occurring on the Effective Date and, accordingly, that the Company may not have any limitation on its utilization of federal NOL carryforwards generated prior to emergence from the Prepackaged Chapter 11 Case (other than limitations which existed before the commencement of the Prepackaged Chapter 11 Case). However, the Company may be limited in its utilization of its federal NOL carryforwards generated before the Effective Date if it triggers another ownership change within two years after the Effective Date.

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

18. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2024
Net (loss) income from continuing operations	$(8,932)	$(19,104)
Net income (loss) from discontinued operations	$413	$(2,084)
Net (loss) income	$(8,519)	$(21,188)
Net (loss) income per share attributable to common stockholders, basic:
Net loss per share attributable to common stockholders, continuing operations, basic and diluted	(1.73)	(10.61)
Net income (loss) per share attributable to common stockholders, discontinued operations, basic and diluted	0.08	(1.16)
Total net loss per share attributable to common stockholders, basic and diluted	$(1.65)	$(11.77)
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders, basic and diluted:	5,174,381	1,800,486

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor	Predecessor
	Period from January 15 through June 30,	Period from January 1 through January 14,	Six Months Ended June 30,
(in thousands, except share and per share amounts)	2025	2025	2024
Net (loss) income from continuing operations	$(15,382)	$45,090	$(63,781)
Net income (loss) from discontinued operations	$512	$(4)	$(25,025)
Net (loss) income	$(14,870)	$45,086	$(88,806)
Net (loss) income per share attributable to common stockholders, basic:
Continuing operations	(2.98)	24.74	(35.49)
Discontinued operations	0.10	(0.00)	(13.92)
Basic	$(2.88)	$24.74	$(49.41)
Net (loss) income per share attributable to common stockholders, diluted:
Continuing operations	(2.98)	23.89	(35.49)
Discontinued operations	0.10	(0.00)	(13.92)
Diluted	$(2.88)	$23.89	$(49.41)
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	5,169,251	1,822,541	1,797,394
Diluted	5,169,251	1,887,371	1,797,394

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	Successor	Predecessor
	As of June 30,	As of January 14,	As of June 30,
	2025	2025	2024
Convertible senior notes	—	—	64,830
Stock options	328,924	23,214	25,911
Restricted stock units	692,963	131,422	134,738
Total	1,021,887	154,636	225,479

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

19. Related Party Transactions

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement for a $25.0 million Delayed Draw Facility with Mudrick Capital Management, L.P. (“Lender”), who is a 76.5% shareholder of the Company and as of January 14, 2025 became a related party. The Delayed Draw Facility allows for multiple drawdowns by each co-borrower, subject to satisfaction of usual and customary conditions precedent. The Delayed Draw Facility bears interest at a rate of Term SOFR +850 bps, payable quarterly in arrears, with a full payment-in-kind option. Interest is also payable upon any payment of principal. The co-borrowers’ obligations under the Delayed Draw Facility will be collateralized by asset backed residual certificates in certain UACC securitization trusts. The Delayed Draw Facility matures on December 31, 2026; however, borrowings can be prepaid at any time, in whole or in part, without penalty or premium. Once amounts are repaid they may not be reborrowed. The Delayed Draw Facility includes certain usual and customary covenants with respect to the co-borrowers’ activities and the collateral. As of June 30, 2025, the Company did not have any Drawdown on the Delayed Draw Facility.

20. Subsequent Events

On July 7, 2025, the Company's Warrants commenced trading on the OTCQX Best Market under the symbol "VRMWW".

On July 21, 2025, the Company's Warehouse Credit Facility One expired pursuant to its terms and was not extended or renewed. The Company believes that its borrowing capacity from its other Warehouse Credit Facilities is sufficient to support its current operational needs and therefore elected not to renew this commitment.

Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs for further details related to the Company’s Warehouse Credit Facilities.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Recent Events

Recapitalization of Balance Sheet Debt: the Prepackaged Chapter 11 Case

On November 13, 2024, we commenced a voluntary proceeding (the "Prepackaged Chapter 11 Case") under Chapter 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended from time to in the United States Bankruptcy Court for the Southern District of Texas under the name “In re Vroom, Inc.” None of our subsidiaries were debtors in the Chapter 11 proceedings.

On January 14, 2025 (the “Effective Date”), the conditions to the effectiveness of the prepackaged plan of reorganization (the “Plan”) were satisfied or waived and the Plan became effective. We emerged from the Prepackaged Chapter 11 Case on January 14, 2025. On February 20, 2025, our common stock was re-listed for trading on the Nasdaq Global Market.

In connection with the Prepackaged Chapter 11 Case, the ordinary course operations of Vroom, Inc.’s subsidiaries continued with minimal impact. We emerged without any remaining Notes or long-term debt at the Vroom, Inc. level, but still maintain UACC’s Warehouse Credit Facilities (as defined below), securitization debt, risk retention financing in securitizations, and junior subordinated debentures.

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

Issuance of Warrants

On the Effective Date, we entered into a warrant agreement (the “Warrant Agreement”) with Equiniti Trust Company LLC, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, we issued warrants (the “Warrants”) to purchase an aggregate of 364,516 shares of the New Common Stock, at an exercise price of $60.95 per share, to our stockholders in accordance with the Prepackaged Chapter 11 Case. Each

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrant was immediately exercisable upon the issuance date and will expire five years from the issuance date. On July 7, 2025, the Warrants commenced trading on the OTCQX Best Market under the symbol “VRMWW”.

Going Concern

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

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting and servicing capabilities. UACC services the retail installment sales contracts it originates or purchases and will continue to service the contracts it originated or purchased for customers of Vroom’s former ecommerce business. Because UACC focuses primarily on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. As of June 30, 2025, UACC serviced a portfolio of approximately 79,000 retail installment sales contracts with an aggregate principal outstanding balance of $1.0 billion.

CarStory

CarStory offers AI-powered analytics and digital services to dealers, automotive financial services companies and others in the automotive industry, which use CarStory’s solutions to enhance their customer experience and drive increased vehicle purchases.

Leveraging computer vision and AI, CarStory has curated a comprehensive used vehicle information database, including over 246 million vehicle identification numbers ("VINs"), 188 million window stickers, 4 billion vehicle photos and 393 million sales cycles, along with price and price elasticity models. CarStory receives data for over three and a half million unique VINs listed for sale every day, resulting in CarStory having data for an estimated 90% of U.S. consumer vehicles. This data is aggregated with demand insights from millions of consumer sessions and data from CarStory’s proprietary VIN database to generate more accurate vehicle valuations.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In addition to its data analytics and AI-based pricing solutions, CarStory creates and powers digital experiences for end consumers, including automotive marketplaces, vehicle market reports, and trade-in and appraisal products. CarStory's digital experiences are designed with user behavior data to engage consumers and drive more consumers to vehicle purchase decisions.

Long-term Strategic Plan

Since the announcement of the Value Maximization Plan in January 2024, we have been focused on building a long-term strategic plan leveraging our remaining assets to improve the profitability of the business and achieve three key objectives: achieve pre-COVID Cumulative Net Losses ("CNL") or lower, grow origination with pre-COVID CNL or lower, and lower operating cost.

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

In the period from January 15, 2025, to June 30, 2025, we changed one of the measures that we review to evaluate our performance from Adjusted EBITDA to Adjusted net income (loss). Adjusted net income (loss) is a supplemental performance measure that our management uses to assess our operating performance and the operating leverage in our business. Adjusted net income (loss) facilitates internal comparisons of our historical operating performance on a more consistent basis, therefore we use this measure for business planning purposes.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

information prepared and presented in accordance with U.S. GAAP. We have reconciled this non-GAAP financial measure with the most directly comparable U.S. GAAP financial measure below.

Adjusted net loss

We calculate Adjusted net loss as net income (loss) from continuing operations adjusted for stock compensation expense, severance expense, bankruptcy costs (which represent professional fees incurred related to the bankruptcy prior to filing of the petition and post-emergence), reorganization items, net (which relate to certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges), operating lease right-of-use assets impairment and long-lived asset impairment charges.

The following table presents a reconciliation of Adjusted net loss to net income (loss) from continuing operations, which is the most directly comparable U.S. GAAP measure (in thousands):

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2025	2024
Net loss from continuing operations	$(8,932)	$(19,104)
Adjusted to exclude the following:
Stock compensation expense	1,836	2,446
Severance expense	367	1,685
Adjusted net loss	$(6,729)	$(14,973)

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from January 15 through June 30,	Period from January 1 through January 14,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2025	2025	2024
		(in thousands)
Net income (loss) from continuing operations	$(15,382)	$45,090	$29,708	$(63,781)
Adjusted to exclude the following:
Stock compensation expense	2,327	144	2,471	3,770
Severance expense	388	4	392	1,685
Bankruptcy costs (post-emergence)	913	—	913	—
Reorganization items, net	—	(51,036)	(51,036)	—
Impairment charges	4,156	—	4,156	2,752
Adjusted net loss	$(7,598)	$(5,798)	$(13,396)	$(55,574)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Non-GAAP Combined Six Months Ended June 30, 2025

Our financial results for the periods from January 1, 2025 through January 14, 2025 and the three and six months ended June 30, 2024 are referred to as those of the “Predecessor” periods. Our financial results for the periods from January 15, 2025 through June 30, 2025 and the three months ended June 30, 2025 are referred to as those of the “Successor” periods. Our results of operations as reported in our Condensed Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP. Although U.S. GAAP requires that we report our results for the period from January 1, 2025 through January 14, 2025 and the period from January 15, 2025 through June 30, 2025 separately, management views our operating results for the six months ended June 30, 2025 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods. We believe we cannot adequately benchmark the operating results of the period from January 15, 2025 through June 30, 2025 against any of the previous periods reported in our Condensed Consolidated Financial Statements without combining it with the period from January 1, 2025 through January 14, 2025, and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics for the Successor period when combined with the Predecessor period provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, the tables and discussion below also present the combined results for the six months ended June 30, 2025. The combined results for the six months ended June 30, 2025 represent the sum of the reported amounts for the Predecessor period from January 1, 2025 through January 14, 2025 and the Successor period from January 15, 2025 through June 30, 2025. These combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our emergence from the Prepackaged Chapter 11 Case and are not necessarily indicative of future results. Accordingly, the results for the combined six months ended June 30, 2025 (prepared on a Non-GAAP basis) and six months ended June 30, 2024 (prepared on a GAAP basis) may not be comparable, particularly for statement of operations line items significantly impacted by the Reorganization transactions and the impact of fresh start accounting.

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

Fresh Start Accounting

Upon emergence from the Prepackaged Chapter 11 Case, we adopted fresh start accounting in accordance with FASB Codification Topic 852, Reorganizations ("ASC 852") and became a new entity for financial reporting purposes. As a result, the condensed consolidated financial statements after the Effective Date are not comparable with the condensed consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to our

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

financial position and results of operations on or before the Effective Date. For further information on comparability of Predecessor and Successor periods, see discussion within Results of Operations section below.

Ability to manage credit losses

While credit losses are inherent in the automotive finance receivables business, several variables have negatively affected UACC’s recent loss and delinquency rates, including rising interest rates, the current inflationary environment and vehicle depreciation. However, UACC has seen some improvement in our more recently issued finance receivable vintages, leading to lower losses as the more seasoned finance receivables are replaced with new originations, which has positively impacted the fair value of our finance receivables and the losses recognized for the six months ended June 30, 2025. Some of this is driven by seasonality and the current rate environment. While we expect long term improvements in our finance receivable portfolio, we expect some downward trends to continue to negatively impact our business for the remainder of 2025. UACC primarily operates in the non-prime sector of the market which tends to have more volatility. In 2020 and 2021, COVID related stimulus and used vehicle appreciation resulted in significantly lower delinquencies and subsequent losses. In late 2022 and 2023, delinquencies and loss rates rose as a result of the aforementioned factors and, in response, we implemented changes to our credit program, such as tightening credit, which is starting to return our delinquencies and expected portfolio performance on those vintages to normalized levels. We also intend to leverage CarStory data to improve VIN-level valuations to support underwriting decisions and servicing operations. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased and any future decreases on available advance rates may have an adverse impact on our liquidity.

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

Ability to continue to access capital

As of June 30, 2025, UACC had four Warehouse Credit Facilities, which are primarily used to finance the origination of finance receivables as well as to provide funding for general operating activities. UACC has also developed a securitization program that involves selling finance receivables to securitization trusts through the private issuance of asset-backed securities which are collateralized by the finance receivables.

The success of UACC's business is highly dependent on the ability to continue to access capital through both its warehousing arrangements and securitization program. As a result of fluctuating interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity. Certain advance rates available to UACC on borrowings from UACC’s senior secured warehouse credit facility agreements (the “Warehouse Credit Facilities”) have decreased and any future decreases on available advance rates may have an adverse impact on our liquidity.

In March 2025, we renewed two of our Warehouse Credit Facilities, Facility Two and Facility Four, with an aggregate borrowing capacity of $400 million, now expiring in June 2026 and April 2027, respectively. Warehouse Credit Facility One, which had a borrowing capacity of $200 million, expired on July 21, 2025, pursuant to its terms, and we elected not to renew this commitment on the basis that borrowing capacity from our other Warehouse Credit Facilities is sufficient to support our current operational needs. Following the expiration of Warehouse Credit Facility One, UACC now has three senior secured Warehouse Credit Facilities. We expect to renew Warehouse Credit Facility Three prior to its expiration on August 29, 2025. There can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all, if needed. See "Risk Factors—We may not generate sufficient liquidity to operate our business, and, UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business" in our Annual Report on Form 10-K for the year ended December 31, 2024.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Macroeconomic Factors

The United States and global economies have recently and are continuing to experience a sustained inflationary environment. The Federal Reserve’s efforts to tame inflation have led to increased interest rates, which affects automotive finance rates and our borrowing rates, thereby reducing discretionary spending and making vehicle financing more costly and less accessible or desirable to many consumers. While interest rate cuts were expected in 2024, only slight cuts were enacted in the latter half of that year. Based on the July 2025 meeting, the Federal Reserve interest rates remained unchanged. We are not able to predict if, when, and to what degree rates may change and the impact it may have on the economy and our business.

In addition, the current U.S. Presidential administration has announced (and in some cases, partially delayed or rescinded) new tariffs on imports to the United States from other countries. Many countries have announced plans to impose retaliatory tariffs as well as other trade restrictions and retaliatory measures. Such significant tariffs, restrictions or other retaliatory measures could have a major impact on the United States automotive industry, which depends heavily on cross border trade. Should additional tariffs be implemented and sustained by the United States and other countries for an extended period of time, they would have a significant adverse effect, including financial, on the automotive industry. Further, any additional restrictions by the United States or other governments would exacerbate the impact, as could the uncertainty regarding the magnitude or duration of these measures. Steps taken by governments to implement tariffs on raw materials (including steel), automobiles, parts, and other products and materials have the potential to disrupt existing supply chains and impose additional costs on businesses in the automotive industry in the United States and globally. While negotiations regarding tariffs and other restrictions are ongoing and changing rapidly, if the resulting environment of retaliatory tariffs or other practices of additional trade restrictions or barriers increase automobile prices in the U.S. or cause volatility, this could lead to negative consumer sentiment and decreased consumer demand for automobiles, and in turn, decreased demand for motor vehicle contracts financed through UACC, which would negatively impact our results of operations, cash flows, and financial condition.

Moreover, geopolitical conflicts and war, including those in Europe and the Middle East, have increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets. Ongoing economic and political disruption, or a significant escalation or expansion of such disruption could continue to impact consumer sentiment and spending, broaden inflationary costs, and could have a material adverse effect on our results of operations.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

We will continue to actively monitor and develop responses to these disruptions, including the developing role that geopolitical, climate, and labor concerns are playing in trade relations, but depending on the duration and severity of such events, these trends could continue to negatively impact our business through 2025.

Results of Operations

We historically managed and reported operating results through three reportable segments. As a result of the Value Maximization Plan and the wind-down of our ecommerce operations, we discontinued reporting our results through our Ecommerce and Wholesale segments starting in the first quarter of 2024. We are now organized into two reportable segments: UACC and CarStory.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents our condensed consolidated results of operations for the periods indicated (in thousands):

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2025	2024	$ Change	% Change

Interest income	$45,748	$51,862	$(6,114)	(11.8)%

Interest expense:
Warehouse credit facility	3,259	6,986	(3,727)	(53.3)%
Securitization debt	9,883	7,995	1,888	23.6%
Total interest expense	13,142	14,981	(1,839)	(12.3)%
Net interest income	32,606	36,881	(4,275)	(11.6)%

Realized and unrealized losses, net of recoveries	19,500	18,729	771	4.1%
Net interest income after losses and recoveries	13,106	18,152	(5,046)	(27.8)%

Noninterest income:
Servicing income	1,259	1,587	(328)	(20.7)%
Warranties and GAP income, net	3,645	1,378	2,267	164.5%
CarStory revenue	1,846	2,913	(1,067)	(36.6)%
Other income	2,067	3,141	(1,074)	(34.2)%
Total noninterest income	8,817	9,019	(202)	(2.2)%

Expenses:
Compensation and benefits	21,091	27,176	(6,085)	(22.4)%
Professional fees	2,013	1,488	525	35.3%
Software and IT costs	3,420	4,036	(616)	(15.3)%
Depreciation and amortization	742	7,232	(6,490)	(89.7)%
Interest expense on corporate debt	698	1,549	(851)	(54.9)%
Other expenses	2,832	4,961	(2,129)	(42.9)%
Total expenses	30,796	46,442	(15,646)	(33.7)%

Loss from continuing operations before provision for income taxes	(8,873)	(19,271)	10,398	54.0%
Provision (benefit) for income taxes from continuing operations	59	(167)	226	135.3%
Net loss from continuing operations	$(8,932)	$(19,104)	$10,172	53.2%
Net income (loss) from discontinued operations	$413	$(2,084)	$2,497	119.8%
Net loss	$(8,519)	$(21,188)	$12,669	59.8%

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through June 30,	Period from January 1 through January 14,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2025	2025	2024	$ Change	% Change

Interest income	$82,905	$7,183	$90,088	$102,939	$(12,851)	(12.5)%

Interest expense:
Warehouse credit facility	7,877	1,017	8,894	16,457	(7,563)	(46.0)%
Securitization debt	16,431	1,178	17,609	12,864	4,745	36.9%
Total interest expense	24,308	2,195	26,503	29,321	(2,818)	(9.6)%
Net interest income	58,597	4,988	63,585	73,618	(10,033)	(13.6)%

Realized and unrealized losses, net of recoveries	30,600	6,792	37,392	49,548	(12,156)	(24.5)%
Net interest income after losses and recoveries	27,997	(1,804)	26,193	24,070	2,123	8.8%

Noninterest income:
Servicing income	2,513	192	2,705	3,606	(901)	(25.0)%
Warranties and GAP income, net	7,724	307	8,031	(8,264)	16,295	197.2%
CarStory revenue	4,238	432	4,670	5,892	(1,222)	(20.7)%
Other income	4,548	113	4,661	5,925	(1,264)	(21.3)%
Total noninterest income	19,023	1,044	20,067	7,159	12,908	180.3%

Expenses:
Compensation and benefits	37,158	2,823	39,981	51,286	(11,305)	(22.0)%
Professional fees	7,360	297	7,657	4,831	2,826	58.5%
Software and IT costs	5,822	457	6,279	8,658	(2,379)	(27.5)%
Depreciation and amortization	1,317	1,057	2,374	14,858	(12,484)	(84.0)%
Interest expense on corporate debt	1,178	176	1,354	2,940	(1,586)	(53.9)%
Impairment charges	4,156	—	4,156	2,752	1,404	51.0%
Other expenses	5,202	371	5,573	9,416	(3,843)	(40.8)%
Total expenses	62,193	5,181	67,374	94,741	(27,367)	(28.9)%

Loss from continuing operations before provision for income taxes	(15,173)	(5,941)	(21,114)	(63,512)	42,398	66.8%
Reorganization items, net	—	51,036	51,036	—	51,036	100.0%
Income (loss) from continuing operations before provision for income taxes	(15,173)	45,095	29,922	(63,512)	93,434	147.1%
Provision (benefit) for income taxes from continuing operations	209	5	214	269	(55)	(20.4)%
Net income (loss) from continuing operations	$(15,382)	$45,090	$29,708	$(63,781)	$93,489	146.6%
Net income (loss) from discontinued operations	$512	$(4)	$508	$(25,025)	$25,533	102.0%
Net income (loss)	$(14,870)	$45,086	$30,216	$(88,806)	$119,022	134.0%

Segments

•
UACC: The UACC reportable segment represents UACC’s operations with its network of third-party dealership customers, including the purchases and servicing of vehicle retail installment sales contracts. The segment

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

also includes the runoff portfolio of retail installment sale contracts originated for Vroom or purchased from Vroom prior to the Ecommerce Wind-Down.

•
CarStory: The CarStory reportable segment represents sales of AI-powered analytics and digital services to automotive dealers, automotive financial services companies and others in the automotive industry.

Non-GAAP Combined Six Months Ended June 30, 2025 and June 30, 2024

The Successor Period and the Predecessor Periods are distinct reporting periods as a result of our emergence from the Prepackaged Chapter 11 Case on January 14, 2025. References in these results of operations to the change and the percentage change combine the period from January 1, 2025, to January 14, 2025 (Predecessor) with the period from January 15, 2025 to June 30, 2025 (Successor) Period, which we refer to as the six months ended June 30, 2025, in order to provide some comparability of such information to the six months ended June 30, 2024. See "Non-GAAP Financial Measures" above.

Three Months Ended June 30, 2025 and 2024

UACC

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2025	2024	Change	% Change
		(in thousands)
Interest income	$45,748	$52,389	$(6,641)	(12.7)%

Interest expense:
Warehouse credit facility	3,259	6,986	(3,727)	(53.3)%
Securitization debt	9,883	7,995	1,888	23.6%
Total interest expense	13,142	14,981	(1,839)	(12.3)%
Net interest income	32,606	37,408	(4,802)	(12.8)%

Realized and unrealized losses, net of recoveries	20,922	19,582	1,340	6.8%
Net interest income after losses and recoveries	11,684	17,826	(6,142)	(34.5)%

Noninterest income:
Servicing income	1,259	1,587	(328)	(20.7)%
Warranties and GAP income, net	3,673	1,640	2,033	124.0%
Other income	1,978	2,098	(120)	(5.7)%
Total noninterest income	6,910	5,325	1,585	29.8%

Expenses:
Compensation and benefits	17,443	20,539	(3,096)	(15.1)%
Professional fees	1,433	575	858	149.2%
Software and IT costs	2,688	2,605	83	3.2%
Depreciation and amortization	628	5,630	(5,002)	(88.8)%
Interest expense on corporate debt	698	629	69	11.0%
Other expenses	2,152	3,054	(902)	(29.5)%
Total expenses	25,042	33,032	(7,990)	(24.2)%

Benefit for income taxes from continuing operations	—	(234)	234	100.0%

Adjusted net loss	$(5,334)	$(8,289)	$2,955	35.6%

Stock compensation expense	$1,106	$865	$241	27.8%
Severance	$7	$493	$(486)	(98.6)%

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Interest income decreased $6.7 million, or 12.7%, to $45.7 million for the three months ended June 30, 2025, from $52.4 million for the three months ended June 30, 2024. This decrease was primarily a result of the accounting policy change which resulted in lower discount income as well as a decrease driven by a lower finance receivable balance. The loan portfolio decreased to $849.0 million as of June 30, 2025, from $880.6 million as of June 30, 2024.

Interest expense

Interest expense primarily includes interest expense on UACC's Warehouse Credit Facilities and interest expense incurred on securitization debt.

Interest expense decreased $1.9 million, or 12.3%, to $13.1 million for the three months ended June 30, 2025 from $15.0 million for the three months ended June 30, 2024, primarily as a result of lower interest expense incurred on the Warehouse Credit Facilities, which decreased $3.7 million to $3.3 million for the three months ended June 30, 2025 from $7.0 million for the three months ended June 30, 2024. The decrease was offset by higher interest expense incurred on securitization debt, which increased $1.9 million to $9.9 million for the three months ended June 30, 2025, from $8.0 million for the three months ended June 30, 2024. The decrease of interest expense incurred on the Warehouse Credit Facilities is attributable to a lower outstanding balance of $205.8 million as of June 30, 2025 as compared to $270.8 million as of June 30, 2024, due to repayments of the Warehouse Credit Facilities in connection with completion of the 2025-1 securitization, as well as a decrease in the weighted average interest rates, which decreased from 7.19% to 5.99% in the respective periods. The increase of interest expense incurred on securitization debt is attributable to a higher outstanding balance of $526.7 million as of June 30, 2025, as compared to $472.2 million as of June 30, 2024, as well as overall higher interest rates on securitization debt.

Realized and unrealized losses, net of recoveries

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, we made an accounting policy election to report discount income as a component of "Realized and unrealized losses, net of recoveries". We also made an accounting policy election to elect the fair value option for all finance receivables held for sale on a prospective basis. Realized and unrealized losses, net of recoveries, represents changes in the fair value of finance receivables for which the fair value option was selected, changes in the fair value of securitization debt , changes in the fair value of beneficial interests, as well as collection expenses related to servicing finance receivables. Prior to emergence from the Prepackaged Chapter 11 Case, when we still had finance receivables held for sale, realized and unrealized losses, net of recoveries also represented charge-offs of finance receivables held for sale and changes in the valuation allowance on the held for sale portfolio.

Realized and unrealized losses, net of recoveries, increased by $1.3 million or 6.8% to $20.9 million for the three months ended June 30, 2025, from $19.6 million for the three months ended June 30, 2024, primarily driven by higher losses on finance receivables, partially offset by the change in accounting policy related to discount income, which reduced the credit losses in the current period.

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

Servicing income decreased by $0.3 million or 20.7% to $1.3 million for the three months ended June 30, 2025 from $1.6 million for the three months ended June 30, 2024, primarily driven by a lower balance of the 2022-1 securitization, which is accounted for as an off-balance sheet securitization.

Warranties and GAP income, net

UACC earns fees by selling third-party value-added products, such as vehicle service contracts. UACC is also contractually entitled to receive profit-sharing based on the performance of the vehicle service contract policies once a required claims period has passed. UACC recognizes a profit-share to the extent it is probable that it will not result in a significant revenue reversal. We estimate the revenue based on historical claims and cancellation data from its consumers, as well as other qualitative assumptions.

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

Warranties and GAP income, net increased by $2.1 million or 124.0% to $3.7 million for the three months ended June 30, 2025, as compared to $1.6 million for the three months ended June 30, 2024, primarily as a result of lower cancellation and claim losses, along with funding more contracts with GAP and warranty products, and charging higher fees in the current year period.

Other income

Other income decreased $0.1 million or 5.7% to $2.0 million for the three months ended June 30, 2025, from $2.1 million for the three months ended June 30, 2024.

Compensation and benefits

Compensation and benefits decreased $3.1 million or 15.1% to $17.4 million for the three months ended June 30, 2025, from $20.5 million for the three months ended June 30, 2024. The decrease was primarily a result of lower salary expense as a result of fewer employees as we continued right-sizing our workforce, lower severance expense related to the termination of certain employees in the prior year period, and an increase in internal software capitalization as we continue to invest in building our technology assets.

Professional fees

Professional fees increased by $0.8 million or 149.2% to $1.4 million for the three months ended June 30, 2025, from $0.6 million for the three months ended June 30, 2024, primarily as a result of an increase in legal and audit services.

Software and IT costs

Software and IT costs decreased $0.1 million or 3.2% to $2.7 million for the three months ended June 30, 2025, from $2.6 million for the three months ended June 30, 2024, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Depreciation and amortization

Depreciation and amortization decreased $5.0 million or 88.8% to $0.6 million for the three months ended June 30, 2025 from $5.6 million for the three months ended June 30, 2024, primarily as a result of lower intangible assets upon emergence from our Prepackaged Chapter 11 Case, leading to lower amortization expense in the current year period.

Other expenses

Other expenses decreased $0.9 million or 29.5% to $2.2 million for the three months ended June 30, 2025, from $3.1 million for the three months ended June 30, 2024, primarily as a result of a loss on the repurchase of the non-investment grade securities related to the 2022-2 securitization transaction in the prior year period.

Adjusted net loss

Adjusted net loss decreased $3.0 million or 35.6% to $(5.3) million for the three months ended June 30, 2025, from $(8.3) million for the three months ended June 30, 2024, primarily as a result of a decrease of $8.0 million in expenses, which was in turn primarily driven by a $5.0 million decrease in depreciation and amortization expense and a $3.1 million decrease in compensation and benefits, an increase of $2.1 million in income from warranties and GAP products, and a decrease of $1.9 million in interest expense. These were partially offset by a $6.7 million decrease in interest income.

CarStory

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2025	2024	Change	% Change
		(in thousands)
Noninterest income:
CarStory revenue	$1,846	$2,913	$(1,067)	(36.6)%
Other income	35	190	(155)	(81.6)%
Total noninterest income	1,881	3,103	(1,222)	(39.4)%

Expenses:
Compensation and benefits	1,581	2,461	(880)	(35.8)%
Professional fees	(67)	80	(147)	(183.8)%
Software and IT costs	3	21	(18)	(85.7)%
Depreciation and amortization	114	1,602	(1,488)	(92.9)%
Other expenses	136	55	81	147.3%
Total expenses	1,767	4,219	(2,452)	(58.1)%

Provision for income taxes from continuing operations	33	28	5	17.9%

Adjusted net income (loss)	$124	$(1,068)	$1,192	111.6%

Stock compensation expense	$43	$76	$(33)	(43.3)%

CarStory revenue

CarStory generates advertiser, publisher and other user service revenue by offering its AI-powered analytics and digital retailing services to dealers, automotive financial services companies and others in the automotive industry.

CarStory revenue decreased $1.1 million or 36.6% to $1.8 million for the three months ended June 30, 2025, from $2.9 million for the three months ended June 30, 2024, primarily as a result of the loss of a major customer.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Compensation and benefits

Compensation and benefits decreased $0.9 million or (35.8)% to $1.6 million for the three months ended June 30, 2025, from $2.5 million for the three months ended June 30, 2024. The decrease was primarily a result of an increase in the allocation of CarStory resources to UACC.

Depreciation and amortization

Depreciation and amortization decreased $1.5 million or 92.9% to $0.1 million for the three months ended June 30, 2025 from $1.6 million for the three months ended June 30, 2024, primarily as a result lower intangible assets upon emergence from our Prepackaged Chapter 11 Case, leading to lower amortization expense in the current year period.

Adjusted net income (loss)

Adjusted net income (loss) increased $1.2 million or 111.6% to $0.1 million adjusted net income for the three months ended June 30, 2025 as compared to $(1.1) million adjusted net loss for the three months ended June 30, 2024 primarily due to lower depreciation and amortization expense as a result of lower intangible assets upon emergence from the Prepackaged Chapter 11 Case.

Corporate

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2025	2024	Change	% Change
		(in thousands)
Interest expense	$—	$(527)	$527	100.0%

Realized and unrealized losses, net of recoveries	(1,422)	(853)	(569)	66.8%
Net interest loss after losses and recoveries	1,422	325	1,096	336.8%

Noninterest income:
Warranties and GAP loss, net	(28)	(262)	234	89.3%
Other income	54	853	(799)	(93.7)%
Total noninterest income	26	591	(565)	(95.6)%

Expenses:
Compensation and benefits	2,067	4,176	(2,109)	(50.5)%
Professional fees	647	833	(186)	(22.3)%
Software and IT costs	729	1,410	(681)	(48.3)%
Interest expense on corporate debt	—	920	(920)	(100.0)%
Other expenses	544	1,852	(1,308)	(70.6)%
Total expenses	3,987	9,191	(5,204)	(56.6)%

Provision for income taxes from continuing operations	26	39	(13)	(33.3)%

Corporate activities do not constitute a reportable segment. These activities include costs not directly attributable to the segments and are primarily related to costs associated with corporate and governance functions, including executive functions, finance and accounting, legal, human resources, information technology, cyber security and other shared costs. Certain shared costs, including corporate administration, are allocated to segments based upon a specific allocation of expenses. Corporate activities also include the runoff of legacy Vroom warranty and GAP policies sold prior

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

to the Ecommerce Wind-Down as well as certain Vroom contracts, primarily Software and IT related, that have been renegotiated and right-sized to account for reduced headcount following the Ecommerce Wind-down.

Warranties and GAP loss, net

Prior to the Ecommerce Wind-Down, we offered value-added products to our customers pursuant to arrangements with the third parties that sell and administer these products as well as estimated profit-sharing amounts to which we are entitled based on the performance of third-party protection products once a required claims period has passed. A portion of the fees we received are subject to chargeback in the event of early termination, default, or prepayment of the contracts by our customers. Warranties and GAP loss, net recorded within Corporate, relates to the runoff of policies sold prior to the Ecommerce Wind-Down.

See “Note 3 — Revenue Recognition” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Warranties and GAP loss, net increased $0.3 million or 89.3% to income of $28 thousand for the three months ended June 30, 2025, from a loss of $0.3 million for the three months ended June 30, 2024, primarily as a result of a revised estimate of proceeds we expect to recover as a result of the Ecommerce Wind-Down that was recorded in the prior year period.

Other income

Other income primarily represents interest earned on cash and cash equivalents. Other income decreased $0.8 million or 93.7% to $0.1 million for the three months ended June 30, 2025, from $0.9 million for the three months ended June 30, 2024, primarily driven by lower cash and cash equivalent balances.

Compensation and benefits

Compensation and benefits expense decreased $2.1 million or 50.5% to $2.1 million for the three months ended June 30, 2025 from $4.2 million for the three months ended June 30, 2024, primarily as a result of lower expense due to the departure of certain key executives and retention bonuses granted to retain key employees paid out in the prior year period subsequent to the Ecommerce Wind-Down.

Professional fees

Professional fees decreased $0.2 million or 22.3% to $0.6 million for the three months ended June 30, 2025, from $0.8 million for the three months ended June 30, 2024.

Software and IT costs

Software and IT costs decreased $0.7 million or 48.3% to $0.7 million for the three months ended June 30, 2025, from $1.4 million for the three months ended June 30, 2024, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Interest expense on corporate debt

Interest expense on corporate debt decreased $0.9 million or 100.0% to none for the three months ended June 30, 2025, from $0.9 million for the three months ended June 30, 2024, primarily related to the extinguishment of our Notes that were converted to equity as part of our Prepackaged Chapter 11 Case.

Other expenses

Other expenses decreased $1.4 million or 70.6% to $0.5 million for the three months ended June 30, 2025 from $1.9 million for the three months ended June 30, 2024, primarily related to a decrease in public-company related insurance costs as we renegotiated our insurance policies as a result of the reduced scale of the business.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Six Months Ended June 30, 2025 and 2024

UACC

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through June 30,	Period from January 1 through January 14,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2025	2025	2024	Change	% Change
		(in thousands)
Interest income	$82,905	$7,254	$90,159	$103,930	$(13,771)	(13.2)%

Interest expense:
Warehouse credit facility	7,877	1,017	8,894	16,457	(7,563)	(46.0)%
Securitization debt	16,431	1,178	17,609	12,864	4,745	36.9%
Total interest expense	24,308	2,195	26,503	29,321	(2,818)	(9.6)%
Net interest income	58,597	5,059	63,656	74,609	(10,953)	(14.7)%

Realized and unrealized losses, net of recoveries	33,612	7,647	41,259	47,343	(6,084)	(12.9)%
Net interest income (loss) after losses and recoveries	24,985	(2,588)	22,397	27,266	(4,869)	(17.9)%

Noninterest income:
Servicing income	2,513	192	2,705	3,606	(901)	(25.0)%
Warranties and GAP income, net	7,244	390	7,634	3,250	4,384	134.9%
Other income	4,213	66	4,279	4,568	(289)	(6.3)%
Total noninterest income	13,970	648	14,618	11,424	3,194	28.0%

Expenses:
Compensation and benefits	31,137	2,398	33,535	39,327	(5,792)	(14.7)%
Professional fees	4,502	172	4,674	1,451	3,223	222.1%
Software and IT costs	4,774	367	5,141	5,702	(561)	(9.8)%
Depreciation and amortization	1,107	817	1,924	11,651	(9,727)	(83.5)%
Interest expense on corporate debt	1,178	85	1,263	1,100	163	14.8%
Impairment charges	3,479	—	3,479	2,752	727	26.4%
Other expenses	3,822	262	4,084	5,577	(1,493)	(26.8)%
Total expenses	49,999	4,101	54,100	67,560	(13,460)	(19.9)%

Provision for income taxes from continuing operations	39	—	39	202	(163)	(80.7)%

Adjusted net loss	$(6,168)	$(5,910)	$(12,078)	$(24,795)	$12,717	51.3%

Stock compensation expense	$1,282	$127	$1,408	$1,033	$375	36.3%
Severance	$24	$4	$28	$493	$(465)	(94.4)%

Interest income

Interest income decreased $13.7 million, or 13.2%, to $90.2 million for the six months ended June 30, 2025, from $103.9 million for the six months ended June 30, 2024. This decrease was primarily a result of the accounting policy change which resulted in lower discount income as well as a decrease driven by a lower finance receivable balance. The loan portfolio decreased to $849.0 million as of June 30, 2025, from $880.6 million as of June 30, 2024.

Interest expense

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Interest expense decreased $2.8 million, or 9.6%, to $26.5 million for the six months ended June 30, 2025 from $29.3 million for the six months ended June 30, 2024, primarily as a result of lower interest expense incurred on the Warehouse Credit Facilities, which decreased $7.6 million to $8.9 million for the six months ended June 30, 2025 from $16.5 million for the three months ended June 30, 2024. The decrease was offset by higher interest expense incurred on securitization debt, which increased $4.7 million to $17.6 million for the six months ended June 30, 2025, from $12.9 million for the six months ended June 30, 2024. The decrease of interest expense incurred on the Warehouse Credit Facilities is attributable to a lower outstanding balance of $205.8 million as of June 30, 2025 as compared to $270.1 million as of June 30, 2024, due to repayments of the Warehouse Credit Facilities in connection with completion of the 2025-1 securitization, as well as a decrease in the weighted average interest rates, which decreased from 7.19% to 5.99% in the respective periods. The increase of interest expense incurred on securitization debt is attributable to a higher outstanding balance of $526.7 million as of June 30, 2025, as compared to $472.2 million as of June 30, 2024, as well as overall higher interest rates on securitization debt.

Realized and unrealized losses, net of recoveries

Realized and unrealized losses, net of recoveries, decreased by $6.0 million or 12.9% to $41.3 million for the six months ended June 30, 2025, from $47.3 million for the six months ended June 30, 2024, primarily driven by lower losses on finance receivables as well as discount income being recognized as a component of Realized and unrealized losses, net of recoveries.

Servicing income

Servicing income decreased by $0.9 million or 25.0% to $2.7 million for the six months ended June 30, 2025 from $3.6 million for the six months ended June 30, 2024, primarily driven by a lower balance of the 2022-1 securitization, which is accounted for as an off-balance sheet securitization.

Warranties and GAP income, net

Warranties and GAP income, net increased by $4.3 million or 134.9% to $7.6 million for the six months ended June 30, 2025, from $3.3 million for the six months ended June 30, 2024 primarily as a result of lower cancellation and claim losses, along with funding more contracts with GAP and warranty products and charging higher fees in the current year period.

Other income

Other income decreased $0.3 million or 6.3% to $4.3 million for the six months ended June 30, 2025, from $4.6 million for the six months ended June 30, 2024.

Compensation and benefits

Compensation and benefits decreased $5.8 million or 14.7% to $33.5 million for the six months ended June 30, 2025, from $39.3 million for the six months ended June 30, 2024. The decrease was primarily a result of lower salary expense as a result of fewer employees as we continue right-sizing our workforce, lower severance expense related to the termination of certain employees in the prior year period, and an increase in internal software capitalization as we continue to invest in building our technology assets.

Professional fees

Professional fees increased by $3.2 million or 222.1% to $4.7 million for the six months ended June 30, 2025, from $1.5 million for the six months ended June 30, 2024, primarily as a result of an increase in legal and audit services.

Software and IT costs

Software and IT costs decreased $0.6 million or 9.8% to $5.1 million for the six months ended June 30, 2025, from $5.7 million for the six months ended June 30, 2024, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Depreciation and amortization

Depreciation and amortization decreased $9.8 million or 83.5% to $1.9 million for the six months ended June 30, 2025 from $11.7 million for the six months ended June 30, 2024, primarily as a result of lower intangible assets upon emergence from our Prepackaged Chapter 11 Case, leading to lower amortization expense in the current year period.

Impairment charges

Impairment charges increased $0.7 million or 26.4% to $3.5 million related to lease impairment charges incurred during the six months ended June 30, 2025, as compared to $2.8 million of capitalized internal-use software related impairment charges incurred during the six months ended June 30, 2024.

Other expenses

Other expenses decreased $1.5 million or 26.8% to $4.1 million for the six months ended June 30, 2025, from $5.6 million for the six months ended June 30, 2024, primarily as a result of changing the existing dealer incentives program and recording a loss on the repurchase of the non-investment grade securities related to the 2022-2 securitization transaction in the prior year period.

Adjusted net loss

Adjusted net loss decreased $12.7 million or 51.3% to $(12.1) million for the six months ended June 30, 2025, from $(24.8) million for the six months ended June 30, 2024, primarily as a result of a decrease of $13.5 million in expenses, which was in turn primarily driven by a $9.8 million decrease in depreciation and amortization expense, a $5.8 million decrease in compensation and benefits, a $6.0 million decrease in realized and unrealized losses, net of recoveries, an increase of $4.3 million in income from warranties and GAP products, and a decrease of $2.8 million in interest expense. These were partially offset by a $13.8 million decrease in interest income.

CarStory

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through June 30,	Period from January 1 through January 14,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2025	2025	2024	Change	% Change
		(in thousands)
Noninterest income:
CarStory revenue	$4,238	$432	$4,670	$5,892	$(1,222)	(20.7)%
Other income	97	13	110	363	(253)	(69.7)%
Total noninterest income	4,335	445	4,780	6,255	(1,475)	(23.6)%

Expenses:
Compensation and benefits	2,941	326	3,267	4,674	(1,407)	(30.1)%
Professional fees	(67)	13	(54)	202	(256)	(126.7)%
Software and IT costs	3	2	5	188	(183)	(97.3)%
Depreciation and amortization	210	240	450	3,207	(2,757)	(86.0)%
Other expenses	274	20	294	173	121	69.9%
Total expenses	3,361	601	3,962	8,444	(4,482)	(53.1)%

Provision for income taxes from continuing operations	49	5	54	67	(13)	(19.4)%

Adjusted net income (loss)	$963	$(153)	$810	$(1,980)	$2,790	140.9%

Stock compensation expense	$30	$8	$38	$276	$(238)	(86.3)%

CarStory revenue

CarStory revenue decreased $1.2 million or 20.7% to $4.7 million for the six months ended June 30, 2025, from $5.9 million for the six months ended June 30, 2024 primarily as a result of a change in the scope of service and data provided to our customers, and the loss of a major customer.

Compensation and benefits

Compensation and benefits decreased $1.4 million or 30.1% to $3.3 million for the six months ended June 30, 2025, from $4.7 million for the six months ended June 30, 2024. The decrease was primarily a result of an increase in the allocation of CarStory resources to UACC.

Depreciation and amortization

Depreciation and amortization decreased $2.7 million or 86.0% to $0.5 million for the six months ended June 30, 2025 from $3.2 million for the six months ended June 30, 2024, primarily as a result lower intangible assets upon emergence from our Prepackaged Chapter 11 Case, leading to lower amortization expense in the current year period.

Adjusted net income (loss)

Adjusted net income (loss) increased $2.8 million or 140.9% to $0.8 million for the six months ended June 30, 2025 as compared to $2.0 million for the six months ended June 30, 2024 primarily due to lower depreciation and amortization expense as a result of lower intangible assets upon emergence from the Prepackaged Chapter 11 Case and lower compensation and benefits of $1.4 million, which were offset by lower noninterest income of $1.5 million.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Corporate

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through June 30,	Period from January 1 through January 14,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2025	2025	2024	Change	% Change
		(in thousands)
Interest income (expense)	$—	$(71)	$(71)	$(991)	$920	92.8%

Realized and unrealized losses (gains), net of recoveries	(3,012)	(855)	(3,867)	2,205	(6,072)	(275.4)%
Net interest income after losses and recoveries	3,012	784	3,796	(3,196)	6,992	218.8%

Noninterest (loss) income:
Warranties and GAP income (loss), net	480	(83)	397	(11,514)	11,911	103.4%
Other income	238	34	272	994	(722)	(72.6)%
Total noninterest (loss) income	718	(49)	669	(10,520)	11,189	106.4%

Expenses:
Compensation and benefits	3,080	99	3,179	7,285	(4,106)	(56.4)%
Professional fees	2,925	112	3,037	3,178	(141)	(4.4)%
Software and IT costs	1,045	88	1,133	2,768	(1,635)	(59.1)%
Interest expense on corporate debt	—	91	91	1,840	(1,749)	(95.1)%
Impairment expense	677	—	677	—	677	100.0%
Other expenses	1,106	89	1,195	3,666	(2,471)	(67.4)%
Total expenses	8,833	479	9,312	18,737	(9,425)	(50.3)%

Provision for income taxes from continuing operations	121	—	121	—	121	100.0%

Warranties and GAP income (loss), net

Warranties and GAP income (loss), net increased $11.9 million or 103.4% to income of $0.4 million for the six months ended June 30, 2025, from a loss of $11.5 million for the six months ended June 30, 2024, primarily as a result of a revised estimate of proceeds we expect to recover as a result of the Ecommerce Wind-Down that was recorded in the prior year period.

Other income

Other income decreased $0.7 million or 72.6% to $0.3 million for the six months ended June 30, 2025, from $1.0 million for the six months ended June 30, 2024, primarily driven by lower cash and cash equivalent balances.

Compensation and benefits

Compensation and benefits expense decreased $4.1 million or (56.4)% to $3.2 million for the six months ended June 30, 2025 from $7.3 million for the six months ended June 30, 2024, primarily as a result of lower expense due to the departure of certain key executives and retention bonuses granted to retain key employees paid out in the prior year period subsequent to the Ecommerce Wind-Down.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Software and IT costs

Software and IT costs decreased $1.7 million or 59.1% to $1.1 million for the six months ended June 30, 2025, from $2.8 million for the six months ended June 30, 2024, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Interest expense on corporate debt

Interest expense on corporate debt decreased $1.7 million or 95.1% to $0.1 million for the six months ended June 30, 2025, from $1.8 million for the six months ended June 30, 2024, due to the extinguishment of our Notes that were converted to equity as part of our Prepackaged Chapter 11 Case.

Other expenses

Other expenses decreased $2.5 million or 67.4% to $1.2 million for the six months ended June 30, 2025 from $3.7 million for the six months ended June 30, 2024, primarily related to a decrease in public-company related insurance costs as we renegotiated our insurance policies as a result of the reduced scale of the business.

Liquidity and Capital Resources

On January 14, 2025, we emerged from the Prepackaged Chapter 11 Case, as discussed above under "Recent Events". On the Effective Date, each holder of the Notes received a pro rata share of 92.94% of the New Common Stock (subject to dilution) and all of the Company’s outstanding obligations under the Notes and the Indenture were deemed fully satisfied and discharged. Vroom, Inc. no longer has long-term debt, but UACC has debt in connection with its securitizations, Warehouse Credit Facilities, risk retention financing facility for its beneficial interests in securitizations and its trust preferred securities.

As of June 30, 2025, we had cash and cash equivalents of $14.3 million and restricted cash of $52.9 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $52.0 million. Prior to the Ecommerce Wind-Down, our primary source of liquidity was cash generated through financing activities. Additionally, we had excess borrowing capacity of $16.6 million under UACC's Warehouse Credit Facilities as of June 30, 2025 and $25.0 million available under our Delayed Draw Facility (as defined below).

We expect to use our cash and cash equivalents to finance our future capital requirements and UACC’s Warehouse Credit Facilities to fund our finance receivables. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased and any future decreases on available advance rates may have an adverse impact on our liquidity.

UACC relies on borrowings under the Warehouse Credit Facilities to finance the origination of finance receivables as well as to provide funding for general operating activities. The terms of those facilities generally mature within one to two years and we typically renew those facilities in the ordinary course. In March 2025, we renewed two of our Warehouse Credit Facilities, Facility Two and Facility Four, with an aggregate borrowing capacity of $400 million, now expiring in June 2026 and April 2027, respectively. Warehouse Credit Facility One, which had a borrowing capacity of $200.0 million, expired on July 21, 2025, pursuant to its terms, and we elected not to renew this commitment on the basis that borrowing capacity from our other Warehouse Credit Facilities is sufficient to support our current operational needs. Following the expiration of Warehouse Credit Facility One, UACC now has three senior secured Warehouse Credit Facilities. We expect to renew Warehouse Credit Facility Three prior to its expiration on August 29, 2025. There can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all. Failure to retain sufficient warehouse borrowing capacity would have a material adverse effect on our ability to finance UACC’s lending operations and our results of operations and liquidity. Refer to Note 10 — Warehouse Credit Facilities and Consolidated VIEs to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement with Mudrick Capital Management, L.P. (“Lender”), who as of January 14, 2025 was a 76.5% shareholder of the Company, for a $25.0 million delayed draw term loan facility (“Delayed Draw Facility”). The

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Our future capital requirements will depend on many factors, including our ability to realize the intended benefits of the Value Maximization Plan, Prepackaged Chapter 11 Case, and our Long-Term Strategic Plan, available advance rates on and the renewal of the Warehouse Credit Facilities, our ability to meet the requirements for continued listing on the Nasdaq Global Market, our ability to complete additional securitization transactions on favorable terms, and future credit losses. We anticipate that our existing cash and cash equivalents, our credit agreement with Mudrick Capital Management L.P., and UACC's Warehouse Credit Facilities will be sufficient to support our ongoing operations and obligations for at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.

Securitization Transactions

Subject to market conditions, we plan to sell finance receivables originated by UACC through asset-backed securitization transactions. During the first quarter of 2025, UACC completed the 2025-1 securitization transaction, in which it issued approximately $307.8 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $306.5 million. The trust is collateralized by finance receivables with an aggregate principal balance of $382.1 million as of March 12, 2025. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. UACC retained the residual interests, which required us to account for the 2025-1 securitization as secured borrowings and the assets and liabilities of the trust remain on balance sheet.

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

Risk Retention Financing Facility

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance a portion of the asset-backed securities issued in its securitization transactions and held by UACC pursuant to applicable risk retention rules. Under this facility, UACC sells such retained interests and agrees to repurchase them at fair value on a future date. As of June 30, 2025, UACC pledged $31.7 million of its retained beneficial interests as collateral, and the outstanding borrowings related to this risk retention financing facility were $26.8 million with expected repurchase dates ranging from June 2027 to October 2031. The securitization trusts will distribute payments related to UACC's pledged beneficial

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

interests in securitizations directly to the lenders, which will reduce the beneficial interests in securitizations and the related debt balance.

Warehouse Credit Facilities

As of June 30, 2025, UACC has four senior secured Warehouse Credit Facilities with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables.

In March 2025, we renewed Facility Two, now expiring in June 2026. The aggregate borrowing limit and significant terms of the agreement remained unchanged except for an increase in the minimum liquidity covenant. In March 2025, we also renewed Facility Four, now expiring in April 2027. The aggregate borrowing limit under this facility decreased from $225.0 million to $200.0 million and all other significant terms of the agreement remained unchanged. Warehouse Credit Facility One, which had a borrowing capacity of $200.0 million, expired on July 21, 2025, pursuant to its terms, and we elected not to renew this commitment on the basis that borrowing capacity from our other Warehouse Credit Facilities is sufficient to support our current operational needs. Following the expiration of Warehouse Credit Facility One, UACC now has three senior secured Warehouse Credit Facilities. We expect to renew Warehouse Credit Facility Three prior to its expiration on August 29, 2025.

The aggregate borrowing limit under the Warehouse Credit Facilities as of June 30, 2025 was $800.0 million, and as of the date of this Quarterly Report on Form 10-Q was $600.0 million. Our ability to utilize the Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, and specified leverage ratios. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to or cause us to be in default of the terms of the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants or events of default may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of June 30, 2025, outstanding borrowings related to the Warehouse Credit Facilities were $205.8 million and we were in compliance with all covenants under the terms of the Warehouse Credit Facilities. Refer to Note 10 —

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from January 15 through June 30,	Period from January 1 through January 14,	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2025	2025	2024
		(in thousands)
Net cash provided by (used in) operating activities from continuing operations	$35,245	$(5,804)	$29,441	$(125,997)
Net cash (used in) provided by investing activities from continuing operations	(66,927)	2,981	(63,946)	66,018
Net cash provided by (used in) financing activities from continuing operations	37,496	(13,898)	23,598	20,282
Net cash (used in) provided by operating activities from discontinued operations	(729)	(207)	(936)	82,820
Net cash provided by investing activities from discontinued operations	637	—	637	10,834
Net cash used in financing activities from discontinued operations	—	—	—	(151,178)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,722	(16,928)	(11,206)	(97,221)
Cash and cash equivalents and restricted cash at beginning of period	61,441	78,369	78,369	208,819
Cash and cash equivalents and restricted cash at end of period	$67,163	$61,441	$67,163	$111,598

Operating Activities

Net cash flows provided by (used in) operating activities from continuing operations increased by $155.4 million, from $(126.0) million net cash utilized in operating activities for the six months ended June 30, 2024 to $29.4 million net cash provided by operating activities for the six months ended June 30, 2025. The reduction of cash used in operating activities was primarily due to a $217.3 million decrease in originations of finance receivables held for sale. As a result of emerging from the Prepackaged Chapter 11 Case and applying fresh start accounting, our finance receivables are originated and accounted for as held for investment at fair value and are classified as investing activities prospectively. The increase in net cash flows provided by operating activities was also due to a $13.4 million improvement in net income (loss) from continuing operations after reconciling adjustments, offset by an decrease in principal payments received on finance receivables held for sale of $79.4 million.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Investing Activities

Net cash flows provided by (used in) investing activities from continuing operations decreased by $129.9 million, from $66.0 million net cash provided by investing activities for the six months ended June 30, 2024 to $(63.9) million net cash utilized in investing activities for the six months ended June 30, 2025. The decrease in cash provided by investing activities was primarily due to a $223.1 million increase in originations of finance receivables held for investment, offset by a $96.0 million increase in principal payments received on finance receivables at fair value as compared to the six months ended June 30, 2024. As a result of emerging from the Prepackaged Chapter 11 Case and applying fresh start accounting, our finance receivables are originated and accounted for as held for investment at fair value and are classified as investing activities prospectively.

Financing Activities

Net cash flows provided by financing activities from continuing operations increased by $3.3 million, from $20.3 million for the six months ended June 30, 2024, to $23.6 million for the six months ended June 30, 2025. The increase was primarily related to an $11.2 million increase in net cash flows from the borrowings under secured financing agreements related to the 2025-1 securitization, offset by a $4.4 million and $2.2 million decrease in net cash flows related to higher repayments on our Warehouse Credit Facilities and secured financing agreements, respectively, as compared to the six months ended June 30, 2024.

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

Bankruptcy

We applied FASB Codification Topic 852, Reorganizations ("ASC 852") in preparing the consolidated financial statements starting on the Prepackaged Chapter 11 Case petition date. ASC 852 requires the financial statements, for the periods subsequent to the petition date and up to and including the Effective Date, which includes the period of emergence from Chapter 11 to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges are recorded as Reorganization items, net in the Consolidated Statements of Operations and Comprehensive Loss.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Beginning in March 2021, multiple putative class actions were filed in the U.S. District Court for the Southern District of New York by certain of the Company’s stockholders against the Company and certain of the Company’s officers alleging violations of federal securities laws. The lawsuits were captioned Zawatsky et al. v. Vroom, Inc. et al., Case No. 21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits asserted similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. In each case, the named plaintiff(s) sought to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). In August 2021, the Court consolidated the cases under the new name In re: Vroom, Inc. Securities Litigation, Case No. 21-cv-2477, appointed a lead plaintiff and lead counsel and ordered a consolidated amended complaint to be filed. The court-appointed lead plaintiff subsequently filed a consolidated amended complaint that reasserts claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 against the Company and certain of the Company’s officers, and added new claims under Sections 11, 12 and 15 of the Securities Act against the Company, certain of its officers, certain of its directors, and the underwriters of the Company’s September 2020 secondary offering. On March 19, 2025, the Court entered an order granting Vroom's motion to dismiss all claims, and the plaintiffs elected not to file a motion to amend their complaint. Thereafter, on May 30, 2025, the Court entered a final judgment of dismissal, for which the time period to appeal has expired. Accordingly, the cases have been closed.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider Trading Arrangements and Policies

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

2.2	Prepackaged Plan of Reorganization for Vroom, Inc. Under Chapter 11 of the Bankruptcy Code	8-K	001-39315	2.1	January 15, 2025

3.1	Restated Certificate of Incorporation of Vroom, Inc.	10-K	001-39315	3.2	March 11, 2025

3.2	Certificate of Change of Registered Agent and/or Registered Office.	10-K	001-39315	3.1	March 11, 2025

3.3	Amended and Restated Bylaws of Vroom, Inc.	8-K	001-39315	3.2	January 15, 2025
4.1	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

10.1	Warehouse Agreement, dated as of November 18, 2022, by and among VFS Near Prime Trust I, as borrower, United Auto Credit Corporation, as servicer and custodian, a paying agent, the lender parties thereto, and Fifth Third, National Association, as administrative agent, as amended on March 28, 2025	10-Q	001-39315	10.6	May 14, 2025

10.2	Purchase Agreement by and between United Auto Credit Financing LLC, as purchaser, and United Auto Credit Corporation, as seller, dated as of February 28, 2025	10-Q	001-39315	10.8	May 14, 2025

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10.3#	Indenture, dated as of February 28, 2025, by and between United Auto Credit Securitization Trust 2025-1 and Computershare Trust Company, N.A.	10-Q	001-39315	10.9#	May 14, 2025

10.4#

Amended and Restated Trust Agreement by and among United Auto Financing LLC, as depositor, Computershare Trust Company, N.A., as certificate registrar and certificate paying agent, and Computershare Delaware Trust Company, as owner trustee, dated as of February 28, 2025

		10-Q	001-39315	10.10#	May 14, 2025

10.5	Custodian Agreement by and between United Auto Credit Corporation, as custodian, and Computershare Trust Company, N.A., as indenture trustee, dated as of February 28, 2025	10-Q	001-39315	10.11	May 14, 2025

10.6	Sale and Servicing Agreement by and among United Auto Credit Securitization Trust 2025-1, as issuer, United Auto Credit Financing LLC, as depositor, United Auto Credit Corporation, as servicer, and Computershare Trust Company, N.A., as backup servicer and indenture trustee, dated as of February 28, 2025	10-Q	001-39315	10.12	May 14, 2025

10.7	Letter Agreement, dated as of May 12, 2025, by and between Jonathan Sandison and Vroom Inc.	10-Q	001-39315	10.13	May 14, 2025

10.8	Separation Agreement, dated as of May 15, 2025, between Agnieszka Zakowicz and Vroom, Inc.					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section					X

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

302 of the Sarbanes-Oxley Act of 2002

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: August 7, 2025	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: August 7, 2025	By:	/s/ Jonathan Sandison
Jonathan Sandison
Chief Financial Officer
(principal financial officer)