Form 10-Q
period 2025-09-30
Vroom, Inc.
filed 2025-11-10
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 6, 2025, 5,199,620 shares of the registrants’ common stock were outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	Successor	Predecessor
	As of September 30,	As of December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$12,412	$29,343
Restricted cash (including restricted cash of consolidated VIEs of $54.3 million and $48.1 million, respectively)	55,026	49,026
Finance receivables at fair value (including finance receivables of consolidated VIEs of $794.6 million and $467.3 million, respectively)	817,711	503,848
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $0.0 and $310.0 million, respectively)	—	318,192
Interest receivable (including interest receivables of consolidated VIEs of $12.5 million and $13.3 million, respectively)	12,825	14,067
Property and equipment, net	5,636	4,064
Intangible assets, net	12,846	104,869
Operating lease right-of-use assets	6,065	6,872
Other assets (including other assets of consolidated VIEs of $11.6 million and $10.8 million, respectively)	26,667	35,472
Assets from discontinued operations	—	943
Total assets	$949,188	$1,066,696
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Warehouse credit facilities of consolidated VIEs	$269,773	$359,912
Long-term debt (including securitization debt of consolidated VIEs of $458.9 million at fair value as of September 30, 2025 and $210.7 million at amortized cost and $142.6 million at fair value as of December 31, 2024)	492,144	381,366
Related party note (Note 11)	10,000	—
Operating lease liabilities	9,455	11,065
Other liabilities (including other liabilities of consolidated VIEs of $16.5 million and $13.8 million, respectively)	41,016	49,699
Liabilities subject to compromise (Note 6)	—	291,577
Liabilities from discontinued operations	188	4,022
Total liabilities	822,576	1,097,641
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized as of September 30, 2025 and 500,000,000 shares authorized as of December 31, 2024; 5,199,599 and 1,822,532 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	2
Additional paid-in-capital	168,253	2,094,889
Accumulated deficit	(41,646)	(2,125,836)
Total stockholders’ equity (deficit)	126,612	(30,945)
Total liabilities and stockholders’ equity (deficit)	$949,188	$1,066,696

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2025	2024
Interest income	$44,829	$50,213

Interest expense:
Warehouse credit facility	4,544	6,251
Securitization debt	8,771	9,096
Total interest expense	13,315	15,347
Net interest income	31,514	34,866

Realized and unrealized losses, net of recoveries	43,202	38,346
Net interest income after losses and recoveries	(11,688)	(3,480)

Noninterest income:
Servicing income	1,088	1,495
Warranties and GAP income, net	3,152	3,917
CarStory revenue	1,347	2,890
Other income	3,924	2,419
Total noninterest income	9,511	10,721

Expenses:
Compensation and benefits	16,287	25,365
Professional fees	1,538	1,587
Software and IT costs	3,062	3,360
Depreciation and amortization	998	7,105
Interest expense on corporate debt	706	1,601
Impairment charges	—	2,407
Other expenses	2,230	3,436
Total expenses	24,821	44,861

Loss from continuing operations before provision for income taxes	(26,998)	(37,620)
Provision for income taxes from continuing operations	144	124
Net loss from continuing operations	$(27,142)	$(37,744)
Net income (loss) from discontinued operations	$366	$(1,999)
Net loss	$(26,776)	$(39,743)
Net loss per share attributable to common stockholders, continuing operations, basic and diluted	$(5.22)	$(20.88)
Net income (loss) per share attributable to common stockholders, discontinued operations, basic and diluted	$0.07	$(1.11)
Total net loss per share attributable to common stockholders, basic and diluted	$(5.15)	$(21.99)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	5,199,581	1,807,398

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(in thousands, except share and per share amounts)

(unaudited)

	Successor	Predecessor
	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine Months Ended September 30,
	2025	2025	2024
Interest income	$127,734	$7,183	$153,152

Interest expense:
Warehouse credit facility	12,421	1,017	22,708
Securitization debt	25,202	1,178	21,960
Total interest expense	37,623	2,195	44,668
Net interest income	90,111	4,988	108,484

Realized and unrealized losses, net of recoveries	73,802	6,792	87,894
Net interest income (loss) after losses and recoveries	16,309	(1,804)	20,590

Noninterest income:
Servicing income	3,601	192	5,101
Warranties and GAP income (loss), net	10,876	307	(4,347)
CarStory revenue	5,585	432	8,782
Other income	8,472	113	8,344
Total noninterest income	28,534	1,044	17,880

Expenses:
Compensation and benefits	53,445	2,823	76,651
Professional fees	8,898	297	6,418
Software and IT costs	8,884	457	12,018
Depreciation and amortization	2,315	1,057	21,963
Interest expense on corporate debt	1,884	176	4,541
Impairment charges	4,156	—	5,159
Other expenses	7,433	371	12,853
Total expenses	87,015	5,181	139,603

Loss from continuing operations before reorganization items and provision for income taxes	(42,172)	(5,941)	(101,133)
Reorganization items, net	—	51,036	—
(Loss) income from continuing operations before provision for income taxes	(42,172)	45,095	(101,133)
Provision for income taxes from continuing operations	353	5	393
Net income (loss) from continuing operations	$(42,525)	$45,090	$(101,526)
Net income (loss) from discontinued operations	878	(4)	(27,024)
Net (loss) income	$(41,647)	$45,086	$(128,550)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(in thousands, except share and per share amounts)

(unaudited)

	Successor	Predecessor
	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine Months Ended September 30,
	2025	2025	2024
Net (loss) income per share attributable to common stockholders, basic:
Continuing operations	(8.21)	24.74	(56.38)
Discontinued operations	0.17	(0.00)	(15.01)
Basic	$(8.04)	$24.74	$(71.39)
Net (loss) income per share attributable to common stockholders, diluted:
Continuing operations	(8.21)	23.89	(56.38)
Discontinued operations	0.17	(0.00)	(15.01)
Diluted	$(8.04)	$23.89	$(71.39)
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	5,179,023	1,822,541	1,800,729
Diluted	5,179,023	1,887,371	1,800,729

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Predecessor:
Balance at December 31, 2023 (Predecessor)	1,791,286	$2	$2,088,381	$(1,960,712)	$127,671
Stock-based compensation	—	$—	$1,433	$—	$1,433
Vesting of restricted stock units	4,340	—	—	—	—
Net loss	—	—	—	(67,617)	(67,617)
Balance at March 31, 2024 (Predecessor)	1,795,626	$2	$2,089,814	$(2,028,329)	$61,487
Stock-based compensation	—	$—	$2,843	$—	$2,843
Vesting of restricted stock units	11,151	—	—	—	—
Net loss	—	—	—	(21,188)	(21,188)
Balance at June 30, 2024 (Predecessor)	1,806,777	$2	$2,092,657	$(2,049,517)	$43,142
Stock-based compensation	—	$—	$1,284	$—	$1,284
Vesting of restricted stock units	1,466	—	—	—	—
Net loss	—	—	—	(39,743)	(39,743)
Balance at September 30, 2024 (Predecessor)	1,808,243	$2	$2,093,941	$(2,089,260)	$4,683

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Predecessor:
Balance at December 31, 2024 (Predecessor)	1,822,532	$2	$2,094,889	$(2,125,836)	$(30,945)
Stock-based compensation	—	$—	$144	$—	$144
Vesting of restricted stock units	26	—	—	—	—
Net income	—	—	—	45,086	45,086
Elimination of Predecessor equity balances	(1,822,558)	(2)	(2,095,033)	2,080,750	(14,285)
Issuance of Successor equity	5,163,109	5	161,657	—	161,662
Issuance of stock warrants	—	—	2,825	—	2,825
Balance at January 14, 2025 (Predecessor)	5,163,109	$5	$164,482	$—	$164,487

Successor:
Balance at January 15, 2025 (Successor)	5,163,109	$5	$164,482	$—	$164,487
Stock-based compensation	—	—	491	—	491
Vesting of restricted stock units	19,914	—	—	—	—
Net loss	—	—	—	(6,351)	(6,351)
Balance at March 31, 2025 (Successor)	5,183,023	$5	$164,973	$(6,351)	$158,627
Stock-based compensation	—	—	1,836	—	1,836
Vesting of restricted stock units	16,545	—	—	—	—
Net loss	—	—	—	(8,519)	(8,519)
Balance at June 30, 2025 (Successor)	5,199,568	$5	$166,809	$(14,870)	$151,944
Stock-based compensation	—	—	1,444	—	1,444
Vesting of restricted stock units	31	—	—	—	—
Net loss	—	—	—	(26,776)	(26,776)
Balance at September 30, 2025 (Successor)	5,199,599	$5	$168,253	$(41,646)	$126,612

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor	Predecessor
	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine Months Ended September 30,
	2025	2025	2024
Operating activities
Net (loss) income from continuing operations	$(42,525)	$45,090	$(101,526)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment charges	4,156	—	5,159
Profit share receivable	(260)	—	10,899
Depreciation and amortization	2,315	1,057	21,963
Losses on finance receivables and securitization debt, net	85,752	4,762	96,556
Losses on Warranties and GAP	5,416	407	6,226
Stock-based compensation expense	3,771	144	4,949
Provision to record finance receivables held for sale at lower of cost or fair value	—	—	(3,586)
Amortization of unearned discounts on finance receivables at fair value	—	(416)	(12,674)
Non-cash reorganization items, net	—	(51,741)	—
Other, net	(967)	193	(534)
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables, held for sale	—	(14,337)	(322,967)
Principal payments received on finance receivables, held for sale	—	6,481	133,920
Other	—	169	1,243
Interest receivable	1,406	(164)	460
Other assets	1,336	5,178	13,955
Other liabilities	(4,046)	(2,627)	(8,197)
Net cash provided by (used in) operating activities from continuing operations	56,354	(5,804)	(154,154)
Net cash (used in) provided by operating activities from discontinued operations	(2,446)	(207)	79,257
Net cash provided by (used in) operating activities	53,908	(6,011)	(74,897)
Investing activities
Finance receivables, held for investment at fair value
Purchases of finance receivables, held for investment at fair value	(319,736)	—	—
Principal payments received on finance receivables, held for investment at fair value	239,198	2,985	92,217
Principal payments received on beneficial interests	1,135	147	1,953
Purchase of property and equipment	(5,394)	(151)	(2,111)
Net cash (used in) provided by investing activities from continuing operations	(84,797)	2,981	92,059
Net cash provided by investing activities from discontinued operations	637	—	15,908
Net cash (used in) provided by investing activities	(84,160)	2,981	107,967
Financing activities
Proceeds from borrowings under secured financing agreements	307,780	—	296,145
Principal repayment under secured financing agreements	(191,617)	(16,676)	(194,746)
Proceeds from financing of beneficial interests in securitizations	16,223	—	15,821
Principal repayments of financing of beneficial interests in securitizations	(10,335)	(1,028)	(9,958)
Proceeds from warehouse credit facilities	256,000	11,900	257,200
Repayments of warehouse credit facilities	(349,945)	(8,094)	(356,656)
Proceeds from issuance of related party note	10,000	—	—
Other financing activities	(1,857)	—	(356)
Net cash provided by (used in) financing activities from continuing operations	36,249	(13,898)	7,450
Net cash used in financing activities from discontinued operations	—	—	(151,178)
Net cash provided by (used in) financing activities	36,249	(13,898)	(143,728)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,997	(16,928)	(110,658)
Cash, cash equivalents and restricted cash at the beginning of period	61,441	78,369	208,819
Cash, cash equivalents and restricted cash at the end of period	$67,438	$61,441	$98,161

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$35,078	$4,534	$43,669
Cash paid for reorganization items, net	$—	$1,705	$—
Cash paid for income taxes	$—	$—	$351

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

The Prepackaged Chapter 11 Case

On November 12, 2024, the Company (in the context of the Prepackaged Chapter 11 Case, the “Debtor”) entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with creditors holding the overwhelming majority of the aggregate outstanding principal amount of the 2026 Notes (as defined in Note 11 — Long Term Debt) and the largest shareholder. The RSA contemplated a comprehensive restructuring of the Company’s debt obligations and capital structure to be implemented through a prepackaged plan of reorganization (the “Plan”) to be implemented through the filing of the Prepackaged Chapter 11 Case (as defined below). Capitalized terms used in this section but not defined herein have the meanings ascribed to them in the RSA.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2025, and its results of operations for the periods presented. The results for the period from January 1, 2025, to January 14, 2025, and from January 15, 2025, to September 30, 2025, are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to account for all finance receivables as finance receivables held for investment at fair value. Prior to the accounting policy change, the Company's finance receivables at fair value included both finance receivables held for sale at fair value as well as finance receivables held for investment at fair value. The Company did not have any finance receivables held for sale at fair value as of September 30, 2025, and the aggregate principal balance and the fair value of the finance receivables held for investment was $930.2 million and $817.7 million, respectively as of September 30, 2025. The aggregate principal balance and the fair value of the finance receivables held for sale at fair value was $365.0 million and $320.6 million, respectively, and the aggregate principal balance and the fair value of the finance receivables held for investment at fair value was $211.2 million and $183.2 million, respectively as of December 31, 2024.

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

Prior to the Effective Date, the Company recorded a valuation allowance to report finance receivables held for sale at the lower of cost or fair value. To determine the valuation allowance, finance receivables were evaluated collectively as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differed from estimates, significant adjustments to the Company's valuation allowance were needed. Fair value adjustments were recorded in "Realized and unrealized losses, net of recoveries" in the consolidated statements of operations. Principal balances and corresponding deferred acquisition costs and discounts of finance receivables were charged-off when the Company was unable to sell the finance receivable and the related vehicle had been repossessed and liquidated, or the receivable had otherwise been deemed uncollectible. As of September 30, 2025, the Company did not have any finance receivables classified as held for sale, net and therefore did not have a valuation allowance. As of December 31, 2024, the valuation allowance for finance receivables classified as held for sale was $31.1 million. Refer to Note 15 — Financial Instruments and Fair Value Measurements for further details.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Consolidated CFEs

The 2022-2, 2023-1, 2024-1, and 2025-1 securitization transactions are consolidated collateralized financing entities (CFEs) that are VIEs. Refer to Note 4 — Variable Interest Entities and Securitizations for further details. The Company recognized the following revenue and expenses associated with these CFEs in the condensed consolidated statements of operations (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine Months Ended September 30,
	2025	2024	2025	2025	2024
Interest income	$29,312	$29,018	$85,814	$3,314	$81,100
Interest expense	(8,834)	(9,143)	(25,373)	(1,185)	(22,091)
Realized and unrealized losses, net of recoveries	(34,638)	(24,928)	(54,138)	(2,977)	(53,544)
Noninterest income (loss), net	1,318	767	669	6	(1,797)
Reorganization items, net	—	—	—	7,964	—

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company incurred impairment charges related to operating lease right-of-use assets of $4.2 million for the period from January 15, 2025, to September 30, 2025, related to costs associated with planned facility closures that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

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

As a result of filing the Prepackaged Chapter 11 Case on November 13, 2024, the Company determined a triggering event existed as of December 31, 2024, indicating the carrying amount of the Company's asset groups may not be recoverable. Therefore, the Company performed an evaluation of its assets for impairment. For the UACC asset group, as the carrying value of the asset group did not exceed the estimated undiscounted future cash flows, the asset group was deemed recoverable, and no impairment charges were recognized. For the CarStory asset group, the carrying value of the asset group exceeded the estimated undiscounted future cash flows, however, it did not exceed the estimated fair value, as such, no impairment charges were recognized. The Company determined there were no triggering events as of September 30, 2025.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

On July 4, 2025, new U.S. tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

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

UACC’s customers, in this instance, are the third-party automotive dealers through which it purchases or acquires retail installment sale contracts for consumers. CarStory’s customers are dealers, automotive financial services companies and others in the automotive industry who purchase CarStory’s digital retailing services. For the periods presented, no customer represented 10% or more of the Company’s income and no customer represented more than 10% of the Company’s finance receivables as of September 30, 2025, and December 31, 2024.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Liquidity

On January 14, 2025, the Company emerged from the Prepackaged Chapter 11 Case, as discussed in Note 1 — Description of Business and Basis of Presentation. On the Effective Date, each holder of the 2026 Notes received a pro rata share of 92.94% of the New Common Stock (subject to dilution) and all of the Company’s outstanding obligations under the 2026 Notes and the Indenture were deemed fully satisfied and discharged. As of the Effective Date, Vroom, Inc. no longer had long-term debt, but UACC has securitization debt and their trust preferred securities.

As of September 30, 2025, the Company had cash and cash equivalents of $12.4 million and restricted cash of $55.0 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities (as defined below) of $54.3 million. The Company has historically had negative cash flows and generated losses from operations and the Company’s primary source of liquidity has been cash generated through financing activities.

As of September 30, 2025, UACC had three credit facilities, with an aggregate borrowing limit of $600.0 million, and outstanding borrowings of $269.8 million with excess borrowing capacity of $11.8 million. The terms of the facilities generally mature within one to two years and the Company typically renews the facilities in the ordinary course. On March 8, 2025, the Company renewed Warehouse Credit Facility Two (as defined below), now expiring June 2026. The aggregate borrowing limit and other significant terms of the agreement remained unchanged except for an increase in the minimum liquidity covenant. On March 28, 2025, the Company renewed Warehouse Credit Facility Four, now expiring in April 2027. The aggregate borrowing limit under this facility decreased from $225.0 million to $200.0 million and all other significant terms of the agreement remained unchanged. On July 21, 2025, the Company's Warehouse Credit Facility One expired pursuant to its terms and was not extended or renewed. The Company believes that its borrowing capacity from its other Warehouse Credit Facilities is sufficient to support its current operational needs and therefore elected not to renew this commitment. On August 29, 2025, the Company renewed Warehouse Credit Facility Three, now expiring August 28, 2026. The amendment reduced the advance rate and increased tangible net worth and minimum liquidity requirements, while the borrowing limit and all other significant terms of the agreement remained unchanged. As of September 30, 2025, the Company was in compliance with all covenants related to the Warehouse Credit Facilities. Refer to Note 10 - Warehouse Credit Facilities and Consolidated VIEs.

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

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement for a delayed draw term loan facility (“Delayed Draw Facility”), which matures on December 31, 2026, with Mudrick Capital Management, L.P. (“Lender”), who is a 76.5% shareholder of the Company, and as of January 14, 2025, became a related party. On October 9, 2025 the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. Refer to Note 19 — Related Party Transactions for further details. As of September 30, 2025, the Company did not have any drawdowns on the Delayed Draw Facility.

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

The Company’s future capital requirements will depend on many factors, including the ability to realize the intended benefits of the Prepackaged Chapter 11 Case and Long Term-Strategic Plan, available advance rates on and the renewal of the Warehouse Credit Facilities, the ability to complete additional securitization transactions on terms favorable to the Company, and future credit losses. The Company anticipates that existing cash and cash equivalents, the credit agreement with Mudrick Capital Management, L.P., and UACC's Warehouse Credit Facilities will be sufficient to support the Company’s ongoing operations and obligations, for at least the next twelve months from the date of issuance of the condensed consolidated financial statements.

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

Accounting Standards Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. The Company adopted the guidance for fiscal year beginning January 1, 2024, on a retroactive basis, which did not have a material impact on the Company's condensed consolidated financial statements and related disclosures. Refer to Note 16 — Segment Information for further details.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on the consolidated condensed financial statements.

3. Revenue Recognition

The Company’s revenue is disaggregated within the condensed consolidated statements of operations and is generated from consumers throughout the United States.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

A portion of the fees earned on third-party financing and value-added products are subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of September 30, 2025, and December 31, 2024, the Company’s reserve for chargebacks was $8.2 million and $9.1 million, respectively, which are included within “Other liabilities” in the Company's condensed consolidated balance sheets.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to warranties and GAP income in the period identified. As of September 30, 2025, and December 31, 2024, the Company recognized $11.4 million and $11.0 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, which are included within “Other assets" in the Company's condensed consolidated balance sheets.

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

During the nine months ended September 30, 2025, UACC completed the 2025-1 securitization transaction, in which it issued approximately $307.8 million of rated asset-backed securities in an auto finance receivable securitization

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

transaction from a securitization trust, established and sponsored by UACC for proceeds of $306.5 million. The trust was collateralized by finance receivables with an aggregate principal balance of $382.1 million as of March 12, 2025. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. The Company retained the residual interests, which required the Company to account for the 2025-1 securitization as secured borrowings and the assets and liabilities of the trust remain on balance sheet.

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

UACC is the primary beneficiary of the 2025-1, 2024-1, 2023-1, and 2022-2 securitization trusts, as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. UACC also retained a portion of the economic interests in the 2025-1, 2024-1, and 2023-1, asset-backed securitization transactions, in the form of residual interests in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules"). The Risk Retention Rules require the Company to retain at least 5% of the beneficial interests issued by the securitization trusts. Refer to Note 11 — Long Term Debt for further details.

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

As of September 30, 2025, UACC had three senior secured warehouse credit facilities. Through trusts, UACC entered into warehouse facility agreements with certain banking institutions, primarily to finance the purchase and origination of finance receivables as well as to provide funding for general operating activities. These trusts are secured by eligible finance receivables which are pledged as collateral for the warehouse facilities. These trusts are consolidated VIEs. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs for further details.

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

	Successor
	As of September 30, 2025
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$41,680	$12,590	$54,270
Finance receivables at fair value	507,574	287,029	794,603
Interest receivable	8,140	4,356	12,496
Other assets	7,682	3,922	11,604
Total Assets	$565,076	$307,897	$872,973
Liabilities:
Securitization debt at fair value	$458,915	$—	$458,915
Warehouse credit facilities	—	269,773	269,773
Other liabilities	7,457	9,018	16,475
Total Liabilities	$466,372	$278,791	$745,163

	Predecessor
	As of December 31, 2024
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$29,213	$18,895	$48,108
Finance receivables at fair value	214,420	252,900	467,320
Finance receivables held for sale	178,845	131,120	309,965
Interest receivable	6,892	6,370	13,262
Other assets	6,057	4,700	10,757
Total Assets	$435,427	$413,985	$849,412
Liabilities:
Securitization debt at fair value	$353,356	$—	$353,356
Warehouse credit facilities	—	359,912	359,912
Other liabilities	3,597	10,244	13,841
Total Liabilities	$356,953	$370,156	$727,109

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

As of September 30, 2025, and December 31, 2024, the assets UACC retains in the unconsolidated VIEs were approximately $1.2 million and $2.2 million, respectively, and are included in "Other assets" in the Company's condensed consolidated balance sheet. The beneficial interests in securitizations are subject to restrictions on transfer pursuant to UACC’s obligations as a sponsor under Risk Retention Rules. These securities are interests in securitization trusts, thus there are no contractual maturities. During 2023, the Company entered into a Risk Retention Financing Facility to finance the majority of its retained beneficial interests in securitizations. Refer to Note 11 — Long Term Debt for further details.

The following table summarizes the amortized cost, the carrying amount, which is the fair value, and the maximum exposure to losses of UACC's assets related to the unconsolidated VIE (in thousands):

	Successor			Predecessor
	As of September 30, 2025			As of December 31, 2024
	Aggregate Principal Balance	Carrying Value	Total Exposure	Aggregate Principal Balance	Carrying Value	Total Exposure
Rated notes	$996	$980	$980	$2,106	$1,992	$1,992
Certificates	—	204	204	—	192	192
Other assets	310	310	310	310	310	310
Total unconsolidated VIEs	$1,306	$1,494	$1,494	$2,416	$2,494	$2,494

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the major income and expense line items from discontinued operations as reported in the condensed consolidated statements of operations (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Period from January 15, to September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Retail vehicle, net	$—	$—	$—	$47,320
Wholesale vehicle	—	—	—	140,714
Product, net	(5)	—	$(26)	1,635
Total revenue	(5)	—	(26)	189,669
Cost of sales:
Retail vehicle	—	—	—	43,673
Wholesale vehicle	6	—	—	142,343
Total cost of sales	6	—	—	186,016
Total gross profit (loss)	(11)	—	(26)	3,653
Selling, general and administrative expenses	(377)	1,000	(1,034)	39,602
Gain (loss) on disposal of long lived assets	0	924	130	(10,355)
Depreciation and amortization	—	—	—	383
Income (loss) from operations	366	(1,924)	878	(25,977)
Interest expense	—	—	—	1,607
Interest loss	—	—	—	(856)
Income (loss) before provision for income taxes	366	(1,924)	878	(26,728)
Provision for income taxes	—	75	—	296
Net income (loss) from discontinued operations	$366	$(1,999)	$878	$(27,024)

Net income (loss) from discontinued operations for the period from January 1, 2025, to January 14, 2025, was not material.

The following table summarizes the major classes of assets and liabilities from discontinued operations as reported in the condensed consolidated balance sheets (in thousands):

	Successor	Predecessor
	As of September 30,	As of December 31,
	2025	2024
ASSETS
Property and equipment, net	$—	$800
Other assets	—	143
Assets from discontinued operations	$—	$943
LIABILITIES
Accounts payable	$151	$116
Accrued expenses	37	3,906
Liabilities from discontinued operations	$188	$4,022

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

Predecessor
Period from January 1 through January 14,
2025
Net gain on settlement of debt	$141,419
Net loss on fresh start adjustments	(87,688)
Net loss on reorganization adjustment of other assets	(2,037)
Professional fees	(658)
Total reorganization items, net	$51,036

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2025	2024
Equipment	$539	$2,841
Furniture and fixtures	82	333
Leasehold improvements	388	693
Internal-use software	5,393	5,366
Other	110	693
	6,512	9,926
Accumulated depreciation and amortization	(876)	(5,862)
Property and equipment, net	$5,636	$4,064

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company recorded property and equipment at fair value as of the Effective Date, as discussed in Note 6 — Fresh Start Accounting for further details.

Depreciation and amortization expense was $0.5 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, $1.0 million for the period from January 15, 2025 to September 30, 2025, and $1.7 million for the nine months ended September 30, 2024. Depreciation and amortization expense for the period from January 1, 2025, to January 14, 2025, was not material.

The Company recorded impairment charges for "Property and equipment, net" of $2.7 million for the nine months ended September 30, 2024, related to the Company's internal-use software that no longer have a planned future use.

8. Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor			Predecessor
	September 30, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$9,800	$(997)	$8,803	$108,700	$(55,047)	$53,653
Customer relationships	900	(80)	820	69,400	(26,011)	43,389
Trademarks and trade names	3,500	(277)	3,223	12,200	(4,373)	7,827
Total intangible assets	$14,200	$(1,354)	$12,846	$190,300	$(85,431)	$104,869

Amortization expense for intangible assets was $1.0 million for the period from January 1, 2025 to January 14, 2025, $0.5 million and $6.8 million for the three months ended September 30, 2025 and 2024, respectively, $1.4 million for the period from January 15, 2025 to September 30, 2025, and $20.3 million for the nine months ended September 30, 2024.

The estimated amortization expense for intangible assets subsequent to September 30, 2025, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2025	$475
2026	1,901
2027	1,901
2028	1,901
2029	1,901
Thereafter	4,767
$12,846

9. Other Liabilities

The Company’s other liabilities consisted of the following (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2025	2024
Warranty and GAP liabilities	$15,475	$17,163
Dealer related liabilities	3,414	4,184
Accrued compensation and benefits	6,794	12,165
Accrued professional services	1,732	532
Accrued software and IT costs	215	252
Interest payable	3,505	4,096
Insurance payable	465	29
Other	9,416	11,278
Total other liabilities	$41,016	$49,699

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Warehouse Credit Facilities of Consolidated VIEs

As of September 30, 2025, UACC had three senior secured warehouse facility agreements, through consolidated VIEs, (the “Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of September 30, 2025 and December 31, 2024, the Company had excess borrowing capacity of $11.8 million and $28.2 million on UACC's Warehouse Credit Facilities, respectively.

As of September 30, 2025, the terms of the Warehouse Credit Facilities included the following (in thousands):

	Facility Two	Facility Three	Facility Four
Execution date	November 19, 2013	July 11, 2019	November 18, 2022
Commitment termination date	June 2, 2026	August 28, 2026	April 12, 2027
Aggregate borrowings limit	$200,000	$200,000	$200,000
As of September 30, 2025 (Successor)
Aggregate principal balance of finance receivables pledged as collateral	$6,204	$97,911	$223,710
Outstanding balance	$5,385	$72,154	$192,234
Restricted cash	$355	$3,884	$8,351
As of December 31, 2024 (Predecessor)
Aggregate principal balance of finance receivables pledged as collateral	$76,523	$223,901	$143,514
Outstanding balance	$62,290	$175,568	$122,054
Restricted cash	$3,169	$10,398	$5,328

As of September 30, 2025, and December 31, 2024, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 6.02% and 6.32%, respectively.

On March 8, 2025, the Company renewed Facility Two, now expiring June 2026. The aggregate borrowing limit and significant terms of the agreement remained unchanged except for an increase in the minimum liquidity covenant. On March 28, 2025, the Company renewed Facility Four, now expiring in April 2027. The aggregate borrowing limit under this facility decreased from $225.0 million to $200.0 million and all other significant terms of the agreement remained unchanged. On July 21, 2025, the Company's Warehouse Credit Facility One expired pursuant to its terms and was not extended or renewed. The Company believes that its borrowing capacity from its other Warehouse Credit Facilities is sufficient to support its current operational needs and therefore elected not to renew this commitment. On August 29, 2025, the Company renewed Warehouse Credit Facility Three, now expiring August 28, 2026. The amendment reduced the advance rate and increased tangible net worth and minimum liquidity requirements, while the borrowing limit and all other significant terms of the agreement remained unchanged.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of September 30, 2025, and December 31, 2024, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Long Term Debt

Debt instruments, excluding warehouse credit facilities of consolidated VIEs, which are discussed in Note 10 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	Successor	Predecessor
	September 30,	December 31,
	2025	2024
Securitization debt of consolidated VIEs at fair value	$458,915	$142,629
Securitization debt of consolidated VIEs at amortized cost	—	210,727
Financing of beneficial interest in securitizations	22,919	17,700
Junior subordinated debentures	10,310	10,310
Total debt	$492,144	$381,366

Related Party Notes

Related Party Convertible Notes due 2030

On August 29, 2025, the Company issued $10.0 million aggregate principal amount of 5.00% unsecured Convertible Notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to a Note Purchase Agreement with Annox Capital, LLC and Robert J. Mylod, Jr, the Managing Partner of Annox Capital, LLC and the Independent Executive Chair of the board of directors of the Company.

The 2030 Notes bear interest at a rate of 5.0% per annum, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, commencing on October 1, 2025. The 2030 Notes will mature on October 1, 2030, unless earlier converted.

Each $1,000 principal amount of the 2030 Notes will initially be convertible into 28.5714 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $35.00 per share, subject to adjustment upon the occurrence of specified events. The 2030 Notes are convertible at the option of the noteholders given the following:

•
A noteholder may elect to convert at the market price conversion rate (as defined within the Note Purchase Agreement) any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date; provided that the aggregate conversion shares (as defined within the Note Purchase Agreement) issued under any 2030 Notes shall not exceed 20% of the Company’s outstanding Common Stock as of the issuance date unless shareholder approval is obtained or is not required under the relevant exchange rules for issuance in excess of the 20% cap;
•
A noteholder may convert its 2030 Notes at any time from, and including, July 1, 2030 until the close of business on the second scheduled trading day immediately before the maturity date;
•
The 2030 Notes will be automatically converted if for thirty consecutive trading days, (i) the last reported sale price is above $50 per share and (ii) the average daily trading volume per trading day is at least 25,000 shares and (iii) an effective registration statement is available with respect to the shares received upon conversion; or
•
Upon the occurrence of specific corporate events such as a change in control or certain beneficial distributions to common stockholders (as set forth in the Note Purchase Agreement).

The Company may settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

If the Company undergoes a fundamental change (as defined in the Note Purchase Agreement), subject to certain conditions, holders of the 2030 Notes may require the Company to repurchase for cash all or any portion of the 2030 Notes at a repurchase price equal to the principal amount of the 2030 Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their 2030 Notes

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

in connection with such a corporate event.

The Company accounts for the 2030 Notes as a single liability-classified instrument measured at amortized cost. As of September 30, 2025, the net carrying value was $10.0 million.

The 2030 Notes were issued at par value and fees associated with the issuance of these 2030 Notes were immaterial. The interest expense was immaterial for the three and nine months ended September 30, 2025. The effective interest rate of the 2030 Notes is 5%.

Convertible Notes due 2026

On June 18, 2021, the Company issued $625.0 million aggregate principal amount of 0.75% unsecured Convertible Senior Notes due 2026 (the “2026 Notes”), including $75.0 million aggregate principal amount of such notes pursuant to the exercise in full of the overallotment option granted to the initial purchasers. The 2026 Notes were issued pursuant to an indenture (the “Indenture”), between the Company and U.S. Bank National Association, as trustee.

On November 13, 2024, the Company commenced the Prepackaged Chapter 11 Case. On the Effective Date, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective. On January 14, 2025, the Company emerged from the Prepackaged Chapter 11 Case. On the Effective Date, each holder of the 2026 Notes received a pro rata share of 92.94% of the New Common Stock, as defined below, and all of the Company’s outstanding obligations under the 2026 Notes and the Indenture were deemed fully satisfied and discharged.

The filing of the Prepackaged Chapter 11 Case constituted an event of default, resulting in the immediate acceleration of the Company’s obligations to pay approximately $291.6 million in principal and interest under the Indenture. The Indenture provided that, as a result of the filing of the Prepackaged Chapter 11 Case, the principal, premium, if any, accrued and unpaid interest and any other monetary obligations due thereunder would be immediately due and payable. However, any enforcement of such payment obligations was stayed as a result of the filing of the Prepackaged Chapter 11 Case and was subject to the applicable provisions of the Bankruptcy Code. On January 14, 2025, the Effective Date, by operation of the Plan, all outstanding obligations under the 2026 Notes and the Indenture were deemed fully satisfied and discharged.

Prior to the Effective Date, the 2026 Notes bore interest at a rate of 0.75% per annum, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2022.

The Company accounted for the 2026 Notes as a single liability-classified instrument measured at amortized cost. As a result of filing the bankruptcy petition, the Company wrote off the remaining unamortized debt discount and debt issuance costs of $2.4 million, recorded within "Reorganization items, net" on the condensed consolidated statements of operations. The net carrying value was $290.5 million as of December 31, 2024 recorded in "Liabilities subject to compromise" in the condensed consolidated balance sheet.

The 2026 Notes were issued at par value and fees associated with the issuance of these 2026 Notes were amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes. The interest expense was $0.9 million and $2.8 million for the for the three and nine months ended September 30, 2024, respectively. The effective interest rate of the 2026 Notes was 1.3% for the three and nine months ended September 30, 2024.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

UACC retained the residual interests in the 2023-1, 2024-1, and 2025-1 securitization transactions. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it is responsible for the administration and collection of the amounts owed under the contracts. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $41.7 million and $29.2 million as of September 30, 2025, and December 31, 2024, respectively.

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

The securitization debt issued is included in "Long-term debt" on the condensed consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of September 30, 2025 (Successor)
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2022-2-D	January 10, 2028	$32,889	6.84%	$16,600	$16,553
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	28,440	14,129
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	28,542	28,851
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	25,070
United Auto Credit 2024-1-B	June 10, 2027	42,770	6.57%	7,278	7,283
United Auto Credit 2024-1-C	October 10, 2029	35,190	7.06%	35,190	35,366
United Auto Credit 2024-1-D	November 12, 2029	52,160	8.30%	52,160	53,229
United Auto Credit 2024-1-E	November 12, 2030	37,540	10.45%	37,540	39,556
United Auto Credit 2025-1-A	June 10, 2027	138,300	4.80%	67,310	67,398
United Auto Credit 2025-1-B	February 10, 2028	50,450	5.05%	50,450	50,743
United Auto Credit 2025-1-C	June 10, 2030	32,660	5.15%	32,660	32,905
United Auto Credit 2025-1-D	July 10, 2030	50,810	5.96%	50,810	51,216
United Auto Credit 2025-1-E	October 10, 2031	35,560	7.71%	35,560	36,616
Total rated notes at fair value		$600,678		$465,796	$458,915

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

The final scheduled payment date represents legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $65.3 million in 2025, $199.8 million in 2026, $111.4 million in 2027, $51.5 million in 2028, and $37.8 million in 2029.

In February 2024, UACC exercised its option to repurchase the 2021-1 securitization debt for a total redemption price of $35.6 million.

The aggregate principal balance and the net carrying value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	Successor		Predecessor
	As of September 30,		As of December 31,
	2025		2024
	Aggregate Principal Balance	Net Carrying Value (1)	Aggregate Principal Balance	Net Carrying Value
United Auto Credit 2022-2	$36,143	$32,295	$65,096	$57,130
United Auto Credit 2023-1	62,315	52,984	106,920	92,041
United Auto Credit 2024-1	178,315	153,866	275,567	244,094
United Auto Credit 2025-1	296,695	268,429	—	—
Total finance receivables of CFEs	$573,468	$507,574	$447,583	$393,265
(1) For the Successor period, net carrying value is equal to fair value.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Risk Retention Financing Facility

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance a portion of its asset-backed securities issued in its securitization transactions and held by UACC, pursuant to applicable Risk Retention Rules. Under this facility, UACC sells such retained interests and agrees to repurchase them on a future date. As of September 30, 2025, UACC pledged $29.9 million of its retained beneficial interests as collateral, and the outstanding borrowings related to this risk retention financing facility were $23.1 million, with expected repurchase dates ranging from June 2027 to October 2031. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lender, which will reduce the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, UACC may be required to transfer cash or additional securities as pledged under this facility. At the termination of this agreement, UACC is obligated to return the amounts borrowed.

The outstanding balance of this facility, net of unamortized debt issuance costs, was $22.9 million and $17.7 million as of September 30, 2025 and December 31, 2024, respectively, and is included in "Long-term debt" on the condensed consolidated balance sheet. As of September 30, 2025 and December 31, 2024, the fair value of the collateral pledged under this facility was $23.5 million and $18.3 million, respectively.

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

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfillment of customer orders, including the titling and registration of sold

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. In May 2022, Vroom Automotive, LLC and the Attorney General of the State of Texas agreed to a temporary injunction in which Vroom Automotive, LLC agreed to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. In December 2023, Vroom, Inc., Vroom Automotive, LLC and the Attorney General of the State of Texas reached a final agreement to resolve all claims in the petition, without any admission of wrongdoing by either Vroom entity. Under the agreement, the Company agreed to pay a total of $2 million in civil penalties and $1 million in attorneys' fees, with the first half due in September 2024 and the remaining half due in September 2025, and abide permanently by an injunction of certain operational practices that were previously implemented. As of September 1, 2025, the Company completed its payment obligations under the agreement.

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

As of September 30, 2025, and December 31, 2024, there was no preferred stock issued or outstanding.

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

Pursuant to the Plan, the 2020 Plan was further amended on January 14, 2025, to increase the number of shares reserved for issuance under the 2020 Plan to account for the proposed post-emergence management incentive program,

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

which accounts for 15% of the fully-diluted shares of New Common Stock as of immediately following the Effective Date, inclusive of the Warrants, the management incentive program and the converted existing equity awards: 10% will be allocated for awards of restricted stock units and 5% will be allocated for awards of stock options. The amended and restated 2020 Plan authorizes the issuance of: (i) 1,166,880 shares of common stock, (ii) any shares which are subject to awards under the prior plans which are forfeited or lapse unexercised and are not issued under the prior plans; and (iii) an annual increase on the first day of each calendar year beginning on January 1, 2022, and ending on and including January 1, 2030, equal to the lesser of (A) 4% of the shares outstanding (on an as‑converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board of Directors or the Compensation Committee. As of September 30, 2025, there were 59,323 shares available for future issuance under the 2020 Plan.

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

Stock Options

The Company recognized $0.2 million and $0.1 million of stock-based compensation expense related to stock options for the three months ended September 30, 2025 and 2024, respectively, $0.6 million for the period from January 15, 2025 to September 30, 2025 and $0.4 million for the nine months ended September 30, 2024. The stock-based compensation expense related to stock options for the period from January 1, 2025 to January 14, 2025 was not material. As of September 30, 2025, the Company had $2.9 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.3 years. As of December 31, 2024, the Company had $0.1 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 0.4 years.

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

RSUs

The Company recognized $1.2 million of stock-based compensation expense related to RSUs for the three months ended September 30, 2025 and 2024, respectively, $3.1 million for the period from January 15, 2025 to September 30,2025, and $4.9 million for the nine months ended September 30, 2024. The Company recognized $0.1 million of stock-based compensation expense related to RSUs for the period from January 1, 2025 to January 14, 2025. As of September 30, 2025, the Company had $14.2 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 3.2 years. As of December 31, 2024, the Company had $1.2 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 0.7 years.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Items Measured at Fair Value on a Recurring Basis

The Company holds certain financial assets that are required to be measured at fair value on a recurring basis. Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to elect the fair value option for all finance receivables on a prospective basis. Additionally, the Company elected the fair value option for the financial assets and liabilities of UACC’s consolidated CFEs, and beneficial interests in the 2022-1 securitization transaction. Under the fair value option allowable under ASC 825, “Financial Instruments” (“ASC 825”), the Company may elect to measure at fair value financial assets and liabilities that are not otherwise required to be carried at fair value. Subsequent changes in fair value for designated items are reported in earnings.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Successor
	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$3,135	$—	$—	$3,135
CFE assets:
Finance receivables at fair value	—	—	507,574	507,574
Finance receivables at fair value	—	—	310,137	310,137
Other assets (beneficial interests in securitizations)	—	1,185	—	1,185
Total financial assets	$3,135	$1,185	$817,711	$822,031
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	444,786	14,129	458,915
Total financial liabilities	$—	$444,786	$14,129	$458,915

	Predecessor
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$17,626	$—	$—	$17,626
CFE assets:
Finance receivables at fair value	—	—	214,420	214,420
Finance receivables at fair value	—	—	289,428	289,428
Other assets (beneficial interests in securitizations)	—	2,184	—	2,184
Total financial assets	$17,626	$2,184	$503,848	$523,658
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	125,707	16,922	142,629
Total financial liabilities	$—	$125,707	$16,922	$142,629

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Successor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 15, 2025	$387,444	$437,568	$14,934
Transfer within Level 3 categories	347,547	(347,547)	—
Losses included in realized and unrealized losses	(63,708)	(12,731)	(805)
Losses included in Warranties and GAP	(3,112)	(2,305)	—
Issuances, net of discount	—	319,740	—
Paydowns	(159,381)	(79,818)	—
Other	(1,216)	(4,770)	—
Fair value as of September 30, 2025	$507,574	$310,137	$14,129

Predecessor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2025	$214,420	$289,422	$16,922
Reclassification of finance receivables due to a change in Accounting Policy	180,883	139,052	—
Transfer within Level 3 categories	(439)	439	—
Losses included in realized and unrealized losses	(4,707)	(2,265)	(1,988)
Losses included in Warranties and GAP	(52)	(188)	—
Issuances, net of discount	—	14,337	—
Paydowns	(2,947)	(2,992)	—
Other	286	(237)	—
Fair value as of January 14, 2025	$387,444	$437,568	$14,934

Predecessor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2024	$316,998	$31,672	$—
Transfer within Level 3 categories	53,899	(53,899)	—
Transfers into Level 3	—	—	20,864
Losses included in realized and unrealized losses	(48,699)	(9,986)	(3,939)
Losses included in Warranties and GAP	(2,086)	(1,222)
Issuances, net of discount	—	322,853	—
Paydowns	(84,821)	(44,786)	—
Other	9,690	(2,040)	—
Fair value as of September 30, 2024	$244,981	$242,592	$16,925

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses, recorded in "Realized and unrealized losses, net of recoveries" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected, as well as other relevant items that are included in "Realized and unrealized losses, net of recoveries" (in thousands):

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2025	2024
Finance receivables at fair value	$42,208	$23,294
Finance receivables held for sale, net	—	19,895
Debt of securitized VIEs at fair value	3,244	(2,567)
Collection expenses	2,838	2,452
Recoveries	(4,807)	(4,822)
Other	(281)	94
Total net loss included in "Realized and unrealized losses, net of recoveries"	$43,202	$38,346

	Successor	Predecessor
	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine Months Ended September 30,
	2025	2025	2024
Finance receivables at fair value	$77,409	$6,451	$60,497
Finance receivables held for sale, net	—	2,737	41,346
Debt of securitized VIEs at fair value	4,269	(2,267)	(7,053)
Collection expenses	7,971	492	7,684
Recoveries	(15,583)	(683)	(14,483)
Other	(264)	62	(97)
Total net loss included in "Realized and unrealized losses, net of recoveries"	$73,802	$6,792	$87,894

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of September 30, 2025 (Successor)	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$573,468	$356,777
Aggregate fair value of finance receivables that are reported at fair value	$507,574	$310,137
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$10,823	$4,841
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$9,552	$3,371

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of December 31, 2024 (Predecessor)	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$244,345	$331,882
Aggregate fair value of finance receivables that are reported at fair value	$214,420	$289,428
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$5,969	$3,663
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,228	$2,551

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of September 30, 2025 (Successor)	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$465,796
Aggregate fair value of rated notes of securitized VIEs	$458,915

As of December 31, 2024 (Predecessor)	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$153,160
Aggregate fair value of rated notes of securitized VIEs	$142,629

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

Finance receivables held for sale, net: For finance receivables eligible to be sold in a securitization, the Company determined the fair value of these finance receivables utilizing sales prices based on estimated securitization transactions, adjusted for transformation costs, risk and a normal profit margin associated with securitization transactions. Such fair value measurement is considered Level 3 of the fair value hierarchy. Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to elect the fair value option for all finance receivables held for sale, net. As of September 30, 2025, the Company did not have any finance receivables held for sale, net. As of December 31, 2024, the carrying value and fair value of the finance receivables held for sale, net were $114.6 million.

For finance receivables sold in a securitization, the Company determined the fair value of these finance receivables by estimating the proceeds that would be generated from selling the notes and the residual interests in the securitization trust. The fair value of the notes was determined utilizing non-binding quoted prices provided by broker dealers, as discussed above, and the Company used a discounted cash flow model to estimate the fair value of the residual interests in the trust. Such fair value measurement is considered Level 3 of the fair value hierarchy. As of September 30, 2025, there were no finance receivables held for sale, net that were sold in a securitization. As of December 31, 2024, the carrying value and fair value of the finance receivables held for sale, net that were sold in a securitization were $178.8 million and $183.3 million, respectively. The significant unobservable inputs utilized in the discounted cashflow model include the following:

Predecessor
Inputs as of December 31,
Unobservable inputs	2024
Cumulative net loss	24.2%
Recoveries	30%
Discount Rate	17%-19%

In addition, the Company also had finance receivables that were no longer eligible to be sold in a securitization. As of September 30, 2025, there were no finance receivables held for sale, net, that were no longer eligible to be sold in a securitization. As of December 31, 2024, the carrying value and fair value of the finance receivables held for sale, net were no longer eligible to be sold in a securitization were $24.8 million. These were finance receivables that became delinquent and no longer meet the expected securitization sales criteria. The Company used a discounted cash flow model to estimate the fair value of future recoveries for finance receivables. Such fair value measurement is considered Level 3 of the fair value hierarchy. The significant unobservable inputs utilized in the discounted cashflow model include the following:

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

Financing of beneficial interests in securitizations: The fair value of the debt associated with financing of beneficial interests in securitizations, which are not carried at fair value on the Company's condensed consolidated balance sheets, approximated their carrying value as of September 30, 2025 and December 31, 2024 and are classified within Level 3 of the fair value hierarchy.

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the Company's condensed consolidated balance sheets, approximated their carrying value as of September 30, 2025 and December 31, 2024 and are classified within Level 3 of the fair value hierarchy.

Convertible Notes:

The fair value of the 2030 Notes, which are not carried at fair value on the Company's condensed consolidated balance sheets, approximated their carrying value as of September 30, 2025.

The fair value of the 2026 Notes, which were not carried at fair value on the Company's condensed consolidated balance sheet, was determined utilizing actual bids and offer prices of the 2026 Notes in markets that are not active and were classified within Level 2 of the fair value hierarchy as of December 31, 2024.

Predecessor
December 31,
2024
(in thousands)
Carrying value	$290,488
Fair value	$145,244

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Company’s CODM is the chief executive office (“CEO”). During the period from January 15, 2025, to September 30, 2025, the CODM changed the profitability measure reviewed for the Company's segment from Adjusted EBITDA to Adjusted net income (loss). The CODM reviews Adjusted net income (loss) for each of the reportable segments. Adjusted net income (loss) is defined as net income (loss) from continuing operations adjusted for stock compensation expense, severance expense, bankruptcy costs (which represent professional fees incurred related to the bankruptcy prior to filing of the petition and post-emergence), reorganization items, net (which relate to certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges), operating lease right-of-use assets impairment and long-lived asset impairment charges incurred by segment. All expense categories on the condensed consolidated statement of operations are significant and there are no other significant segment expenses that would require disclosure. There are no intra-entity sales and no significant expense categories regularly provided to the CODM beyond those disclosed in the consolidated statement of operations. The CODM manages the business using consolidated expense information, adjusted for items that are non-recurring or not core to the Company’s operating business as disclosed above, as well as regularly provided budgeted or forecasted expense information for each operating segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of September 30, 2025 and December 31, 2024, long-lived assets were predominantly located in the United States.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Information about the Company’s reportable segments and corporate activities are as follows (in thousands):

	Successor				Predecessor
	Three Months Ended September 30,				Three Months Ended September 30,
	2025				2024
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$44,829	$—	$—	$44,829	$50,801	$—	$(588)	$50,213

Interest expense:
Warehouse credit facility	4,544	—	—	4,544	6,251	—	—	6,251
Securitization debt	8,771	—	—	8,771	9,096	—	—	9,096
Total interest expense	13,315	—	—	13,315	15,347	—	—	15,347
Net interest income	31,514	—	—	31,514	35,454	—	(588)	34,866

Realized and unrealized losses (gains), net of recoveries	43,550	—	(348)	43,202	30,117	—	8,229	38,346
Net interest income after losses and recoveries	(12,036)	—	348	(11,688)	5,337	—	(8,817)	(3,480)

Noninterest (loss) income:
Servicing income	1,088	—	—	1,088	1,495	—	—	1,495
Warranties and GAP income, net	2,855	—	297	3,152	2,074	—	1,843	3,917
CarStory revenue	—	1,347	—	1,347	—	2,890	—	2,890
Other income	1,883	35	2,006	3,924	1,698	199	522	2,419
Total noninterest income	5,826	1,382	2,303	9,511	5,267	3,089	2,365	10,721

Expenses:
Compensation and benefits	14,072	1,378	837	16,287	19,819	3,127	2,419	25,365
Professional fees	826	(108)	820	1,538	875	(112)	824	1,587
Software and IT costs	2,502	(4)	564	3,062	2,346	17	997	3,360
Depreciation and amortization	887	111	—	998	5,505	1,600	—	7,105
Interest expense on corporate debt	664	—	42	706	681	—	920	1,601
Impairment charges	—	—	—	—	2,407	—	—	2,407
Other expenses	1,736	100	394	2,230	1,991	127	1,318	3,436
Total expenses	20,687	1,477	2,657	24,821	33,624	4,759	6,478	44,861

Provision (benefit) for income taxes from continuing operations	—	24	120	144	99	25	—	124

Adjusted net loss	$(25,784)	$(72)			$(19,857)	$(1,636)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor				Predecessor
	Period from January 15 through September 30,				Period from January 1 through January 14,
	2025				2025
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$127,734	$—	$—	$127,734	$7,254	$—	$(71)	$7,183

Interest expense:
Warehouse credit facility	12,421	—	—	12,421	1,017	—	—	1,017
Securitization debt	25,202	—	—	25,202	1,178	—	—	1,178
Total interest expense	37,623	—	—	37,623	2,195	—	—	2,195
Net interest income	90,111	—	—	90,111	5,059	—	(71)	4,988

Realized and unrealized losses, net of recoveries	75,123	—	(1,321)	73,802	7,647	—	(855)	6,792
Net interest income (loss) after losses and recoveries	14,988	—	1,321	16,309	(2,588)	—	784	(1,804)

Noninterest (loss) income:
Servicing income	3,601	—	—	3,601	192	—	—	192
Warranties and GAP income, net	10,099	—	777	10,876	390	—	(83)	307
CarStory revenue	—	5,585	—	5,585	—	432	—	432
Other income	6,096	132	2,244	8,472	66	13	34	113
Total noninterest (loss) income	19,796	5,717	3,021	28,534	648	445	(49)	1,044

Expenses:
Compensation and benefits	45,209	4,319	3,917	53,445	2,398	326	99	2,823
Professional fees	5,328	(175)	3,745	8,898	172	13	112	297
Software and IT costs	7,276	(1)	1,609	8,884	367	2	88	457
Depreciation and amortization	1,994	321	—	2,315	817	240	—	1,057
Interest expense on corporate debt	1,842	—	42	1,884	85	—	91	176
Impairment charges	3,479	—	677	4,156	—	—	—	—
Other expenses	5,558	374	1,501	7,433	262	20	89	371
Total expenses	70,686	4,838	11,491	87,015	4,101	601	479	5,181

Provision for income taxes from continuing operations	39	73	241	353	—	5	—	5

Adjusted net income (loss)	$(29,913)	$890			$(5,910)	$(153)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Predecessor
	Nine Months Ended September 30,
	2024
	UACC	CarStory	Corporate	Total
Interest income (expense)	$154,731	$—	$(1,579)	$153,152

Interest expense:
Warehouse credit facility	22,708	—	—	22,708
Securitization debt	21,960	—	—	21,960
Total interest expense	44,668	—	—	44,668
Net interest income (loss)	110,063	—	(1,579)	108,484

Realized and unrealized losses, net of recoveries	77,460	—	10,434	87,894
Net interest income (loss) after losses and recoveries	32,603	—	(12,013)	20,590

Noninterest (loss) income:
Servicing income	5,101	—	—	5,101
Warranties and GAP income (loss), net	5,324	—	(9,671)	(4,347)
CarStory revenue	—	8,782	—	8,782
Other income	6,266	562	1,516	8,344
Total noninterest (loss) income	16,691	9,344	(8,155)	17,880

Expenses:
Compensation and benefits	59,146	7,802	9,703	76,651
Professional fees	2,326	90	4,002	6,418
Software and IT costs	8,048	205	3,765	12,018
Depreciation and amortization	17,156	4,807	—	21,963
Interest expense on corporate debt	1,781	—	2,760	4,541
Impairment charges	5,159	—	—	5,159
Other expenses	7,569	300	4,984	12,853
Total expenses	101,185	13,204	25,214	139,603

Provision for income taxes from continuing operations	301	92	—	393

Adjusted net loss	$(44,652)	$(3,618)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The reconciliation between reportable segment Adjusted net loss to consolidated net loss from continuing operations as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine Months Ended September 30,
	2025	2024	2025	2025	2024
Adjusted net income (loss)
UACC	$(25,784)	$(19,857)	$(29,913)	$(5,910)	$(44,652)
CarStory	(72)	(1,636)	890	(153)	(3,618)
Total	$(25,856)	$(21,493)	$(29,023)	$(6,063)	$(48,270)

Stock compensation expense	(1,159)	(893)	(2,605)	(134)	(2,202)
Severance expense	—	(20)	(28)	(4)	(513)
Impairment charges	—	(2,407)	(3,479)	—	(5,159)
Corporate income (loss) from continuing operations	(127)	(12,931)	(7,389)	255	(45,382)
Reorganization items	—	—	—	51,036	—
Net loss from continuing operations	$(27,142)	$(37,744)	$(42,525)	$45,090	$(101,526)

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

The Company’s effective tax rate from continuing operations for the three months ended September 30, 2025 and 2024 was (0.53)% and (0.33)%, respectively. The Company’s effective tax rate from continuing operations for the nine months ended September 30, 2025 and 2024 was 0.71% and (0.39)%, respectively.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2018 and prior. The Company is not currently under audit for any US federal or state income tax audits.

The Company has not identified any uncertain tax positions as of September 30, 2025, or December 31, 2024. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

On July 4, 2025, new U.S. tax legislation was signed into law (known as the "One Big Beautiful Bill Act" or "OBBBA") which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

The Internal Revenue Code (“IRC”) Section 382 provides for a limitation of the annual use of net operating loss and tax credit carryforwards following certain ownership changes (as defined by the IRC Section 382). The Company

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

18. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2024
Net (loss) income from continuing operations	$(27,142)	$(37,744)
Net income (loss) from discontinued operations	$366	$(1,999)
Net (loss) income	$(26,776)	$(39,743)
Net (loss) income per share attributable to common stockholders, basic:
Net loss per share attributable to common stockholders, continuing operations, basic and diluted	(5.22)	(20.88)
Net income (loss) per share attributable to common stockholders, discontinued operations, basic and diluted	0.07	(1.11)
Total net loss per share attributable to common stockholders, basic and diluted	$(5.15)	$(21.99)
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders, basic and diluted:	5,199,581	1,807,398

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor	Predecessor
	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2025	2025	2024
Net (loss) income from continuing operations	$(42,525)	$45,090	$(101,526)
Net income (loss) from discontinued operations	$878	$(4)	$(27,024)
Net (loss) income	$(41,647)	$45,086	$(128,550)
Net (loss) income per share attributable to common stockholders, basic:
Continuing operations	(8.21)	24.74	(56.38)
Discontinued operations	0.17	(0.00)	(15.01)
Basic	$(8.04)	$24.74	$(71.39)
Net (loss) income per share attributable to common stockholders, diluted:
Continuing operations	(8.21)	23.89	(56.38)
Discontinued operations	0.17	(0.00)	(15.01)
Diluted	$(8.04)	$23.89	$(71.39)
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	5,179,023	1,822,541	1,800,729
Diluted	5,179,023	1,887,371	1,800,729

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	Successor	Predecessor
	As of September 30,	As of January 14,	As of September 30,
	2025	2025	2024
Convertible notes	285,714	—	64,830
Stock options	328,849	23,214	25,911
Restricted stock units	692,589	131,422	132,614
Total	1,307,152	154,636	223,355

The following table sets forth a reconciliation from basic to diluted weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:

Predecessor
Period from January 1 through January 14,
2025
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	1,822,541
Convertible 2026 Notes	64,830
Diluted	1,887,371

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Potentially dilutive common shares assumed conversion of debt using the if-converted method.

19. Related Party Transactions

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement for a $25.0 million Delayed Draw Facility with Mudrick Capital Management, L.P. (“Lender”), who is a 76.5% shareholder of the Company and as of January 14, 2025 became a related party. On October 9, 2025 the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. The Delayed Draw Facility allows for multiple drawdowns by each co-borrower, subject to satisfaction of usual and customary conditions precedent. The Delayed Draw Facility bears interest at a rate of Term SOFR +850 bps, payable quarterly in arrears, with a full payment-in-kind option. Interest is also payable upon any payment of principal. The co-borrowers’ obligations under the Delayed Draw Facility will be collateralized by asset backed residual certificates in certain UACC securitization trusts. The Delayed Draw Facility matures on December 31, 2026; however, borrowings can be prepaid at any time, in whole or in part, without penalty or premium. Once amounts are repaid they may not be reborrowed. The Delayed Draw Facility includes certain usual and customary covenants with respect to the co-borrowers’ activities and the collateral. As of September 30, 2025, the Company did not have any Drawdown on the Delayed Draw Facility. Subsequently, during the fourth quarter of 2025, the Company drew $5.0 million against the Delayed Draw Facility.

On August 29, 2025, the Company issued $10.0 million aggregate principal amount of 5.00% unsecured Convertible Notes due 2030. The 2030 Notes were issued pursuant to a Note Purchase Agreement with Annox Capital, LLC and Robert J. Mylod, Jr. Mr. Mylod is the Managing Partner of Annox Capital, LLC and the Independent Executive Chair of the board of directors of the Company. Refer to Note 11 — Long Term Debt for further details.

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

Recent Events

Issuance of Related Party Note

On August 29, 2025, we issued $10.0 million aggregate principal amount of 5.00% unsecured Convertible Notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to a Note Purchase Agreement with Annox Capital, LLC and Robert J. Mylod, Jr. Mr. Mylod is the Managing Partner of Annox Capital, LLC and the Independent Executive Chair of the board of directors of the Company.

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

In connection with the Prepackaged Chapter 11 Case, the ordinary course operations of Vroom, Inc.’s subsidiaries continued with minimal impact. We emerged without any remaining Convertible Notes due 2026 (the “2026 Notes”) or long-term debt at the Vroom, Inc. level, but still maintain UACC’s Warehouse Credit Facilities (as defined below), securitization debt, risk retention financing in securitizations, and junior subordinated debentures.

The Prepackaged Chapter 11 Case was intended to address the impact of the 2026 Notes and their upcoming maturity, or any potential acceleration, while providing the potential for our stockholders to retain value in their investment, limiting disruption to our ongoing ordinary course operations, emerging as a public company without any long-term debt at the Vroom, Inc. level, and maximizing the ability to utilize a substantial portion of our net operating losses. See “Liquidity and Capital Resources” for more information on our Notes and the restructuring of our debt obligations as a result of the Prepackaged Chapter 11 Case, and Part I, Item 1A Risk Factors for risks associated with the Prepackaged Chapter 11 Case and our ability to realize its intended benefits.

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

Going Concern

On the Effective Date, we emerged from the Prepackaged Chapter 11 Case and continue to operate as a viable going concern.

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

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting and servicing capabilities. UACC services the retail installment sales contracts it originates or purchases and will continue to service the contracts it originated or purchased for customers of Vroom’s former ecommerce business. Because UACC focuses primarily on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. As of September 30, 2025, UACC serviced a portfolio of approximately 78,000 retail installment sales contracts with an aggregate principal outstanding balance of $1.0 billion.

CarStory

CarStory offers AI-powered analytics and digital services to dealers, automotive financial services companies and others in the automotive industry, which use CarStory’s solutions to enhance their customer experience and drive increased vehicle purchases.

Leveraging computer vision and AI, CarStory has curated a comprehensive used vehicle information database, including over 248 million vehicle identification numbers ("VINs"), 194 million window stickers, 4.1 billion vehicle photos and 397 million sales cycles, along with price and price elasticity models. CarStory receives data for over four and a half million unique VINs listed for sale every day, resulting in CarStory having data for an estimated 90% of U.S. consumer vehicles. This data is aggregated with demand insights from millions of consumer sessions and data from CarStory’s proprietary VIN database to generate more accurate vehicle valuations.

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

In the period from January 15, 2025, to September 30, 2025, we changed one of the measures that we review to evaluate our performance from Adjusted EBITDA to Adjusted net income (loss). Adjusted net income (loss) is a supplemental performance measure that our management uses to assess our operating performance and the operating leverage in our business. Adjusted net income (loss) facilitates internal comparisons of our historical operating performance on a more consistent basis, therefore we use this measure for business planning purposes.

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

The following table presents a reconciliation of Adjusted net loss to net income (loss) from continuing operations, which is the most directly comparable U.S. GAAP measure (in thousands):

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2025	2024
Net loss from continuing operations	$(27,142)	$(37,744)
Adjusted to exclude the following:
Stock compensation expense	1,444	1,244
Severance expense	—	763
Impairment charges	—	2,407
Adjusted net loss	$(25,698)	$(33,330)

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2025	2025	2024
		(in thousands)
Net income (loss) from continuing operations	$(42,525)	$45,090	$2,565	$(101,526)
Adjusted to exclude the following:
Stock compensation expense	3,771	144	3,915	5,014
Severance expense	388	4	392	2,448
Bankruptcy costs (post-emergence)	913	—	913	—
Reorganization items, net	—	(51,036)	(51,036)	—
Impairment charges	4,156	—	4,156	5,159
Adjusted net loss	$(33,297)	$(5,798)	$(39,095)	$(88,905)

Non-GAAP Combined Nine Months Ended September 30, 2025

Our financial results for the periods from January 1, 2025 through January 14, 2025 and the three and nine months ended September 30, 2024 are referred to as those of the “Predecessor” periods. Our financial results for the periods from January 15, 2025 through September 30, 2025 and the three months ended September 30, 2025 are referred to as those of the “Successor” periods. Our results of operations as reported in our Condensed Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP. Although U.S. GAAP requires that we report our results for the period from January 1, 2025 through January 14, 2025 and the period from January 15, 2025 through September 30, 2025 separately, management views our operating results for the nine months ended September 30, 2025 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods. We believe we cannot adequately benchmark the operating results of the period from January 15, 2025 through September 30, 2025 against any of the previous periods reported in our Condensed Consolidated Financial Statements without combining it with the period from January 1, 2025 through January 14, 2025, and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics for the Successor period when combined with the Predecessor period provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, the tables and discussion below also present the combined results for the nine months ended September 30, 2025. The combined results for the nine months ended September 30, 2025 represent the sum of the reported amounts for the Predecessor period from January 1, 2025 through January 14, 2025 and the Successor period from January 15, 2025 through September 30, 2025. These combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our emergence from the Prepackaged Chapter 11 Case and are not necessarily indicative of future results. Accordingly, the results for the combined nine months ended September 30, 2025 (prepared on a Non-GAAP basis) and nine months ended September 30, 2024 (prepared on a GAAP basis) may not be comparable, particularly for statement of operations line items significantly impacted by the Reorganization transactions and the impact of fresh start accounting.

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

Fresh Start Accounting

Upon emergence from the Prepackaged Chapter 11 Case, we adopted fresh start accounting in accordance with FASB Codification Topic 852, Reorganizations ("ASC 852") and became a new entity for financial reporting purposes. As a result, the condensed consolidated financial statements after the Effective Date are not comparable with the condensed consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to our financial position and results of operations on or before the Effective Date. For further information on comparability of Predecessor and Successor periods, see discussion within Results of Operations section below.

Ability to manage credit losses

While credit losses are inherent in the automotive finance receivables business, several variables have negatively affected UACC’s recent loss and delinquency rates, including higher interest rates, the current inflationary environment and vehicle depreciation, which has negatively impacted the fair value of our finance receivables and the losses recognized for the nine months ended September 30, 2025. While we expect long term improvements in our finance receivable portfolio, we expect some downward trends to continue to negatively impact our business for the remainder of 2025 and into 2026. UACC primarily operates in the non-prime sector of the market which tends to have more volatility. In 2020 and 2021, COVID related stimulus and used vehicle appreciation resulted in significantly lower delinquencies and subsequent losses. In late 2022 and 2023, delinquencies and loss rates rose as a result of the aforementioned factors and, in response, we implemented changes to tighten our credit program. We initially saw some improvements with the 2023 and 2024 vintages as a result of theses changes. Subsequently, macroeconomic factors have negatively impacted these vintages. This unfavorable loan performance continued on 2025 originations, resulting in us making further refinements to our credit program in order to improve performance. We also intend to leverage CarStory data to improve VIN-level valuations to support underwriting decisions and servicing operations. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased and any future decreases on available advance rates may have an adverse impact on our liquidity.

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

Ability to continue to access capital

As of September 30, 2025, UACC had three Warehouse Credit Facilities, which are primarily used to finance the origination of finance receivables as well as to provide funding for general operating activities. UACC has also developed a securitization program that involves selling finance receivables to securitization trusts through the private issuance of asset-backed securities which are collateralized by the finance receivables. There can be no assurance that UACC will be able to complete additional securitizations in the future, particularly if the securitization markets become constrained.

The success of UACC's business is highly dependent on the ability to continue to access capital through both its warehousing arrangements and securitization program. As a result of fluctuating interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity. Certain advance rates available to UACC on borrowings from UACC’s senior secured warehouse credit facility agreements (the “Warehouse Credit Facilities”) have decreased and any future decreases on available advance rates may have an adverse impact on our liquidity. We continue to evaluate the effectiveness of our controls to ensure appropriate pledging of collateral balances.

As of September 30, 2025, we renewed three of our Warehouse Credit Facilities, with an aggregate borrowing capacity of $600 million, now expiring in June 2026, April 2027, and August 2026, respectively. Warehouse Credit Facility One, which had a borrowing capacity of $200 million, expired on July 21, 2025, pursuant to its terms, and we elected not to renew this commitment on the basis that borrowing capacity from our other Warehouse Credit Facilities is sufficient to support our current operational needs. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all.

See "Risk Factors—We may not generate sufficient liquidity to operate our business, UACC's securitizations may expose it to financing and other risks, and there can be no assurance that it will be able to access the securitization market in the future, which may require it to seek more costly financing, and, UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Macroeconomic Factors

The United States and global economies have recently and are continuing to experience a sustained inflationary environment. The Federal Reserve’s efforts to tame inflation have led to increased interest rates, which affects automotive finance rates and our borrowing rates, thereby reducing discretionary spending and impacting consumer sentiment and making vehicle financing more costly and less accessible or desirable to many consumers. While interest rate cuts were expected in 2024, only slight cuts were enacted in the latter half of that year. Additional cuts were made in the beginning of 2025 and based on the October 2025 meeting, the Federal Reserve officials voted for another quarter-point rate cut, lowering their benchmark lending rate to the lowest in three years. We are not able to predict if, when, and to what degree rates may change and the impact it may have on the economy and our business.

In addition, the current U.S. Presidential administration has announced (and in some cases, partially delayed or rescinded) new tariffs on imports to the United States from other countries. Many countries have announced plans to impose retaliatory tariffs as well as other trade restrictions and retaliatory measures. Such significant tariffs, restrictions or other retaliatory measures could have a major impact on the United States automotive industry, which depends heavily on cross border trade. Should additional tariffs be implemented and sustained by the United States and other countries for an extended period of time, they would have a significant adverse effect, including financial, on the automotive industry. Further, any additional restrictions by the United States or other governments would exacerbate the impact, as could the uncertainty regarding the magnitude or duration of these measures. Additionally, fragility in the supply chain exacerbated by tariffs and other industry concerns, such as restrictions related to rare earth minerals, increases the risk of production disruptions in the automotive industry. Steps taken by governments to implement tariffs or other restrictions on raw materials (including steel and rare earth minerals), automobiles, parts, and other products and materials have the potential to disrupt existing supply chains and impose additional costs on businesses in the automotive industry in the United States and globally. While negotiations regarding tariffs and other restrictions are ongoing and changing rapidly, if the resulting environment of retaliatory tariffs or other practices of additional trade restrictions or barriers increase automobile prices in the U.S. or cause volatility, this could lead to negative consumer sentiment and decreased consumer demand for automobiles, and in turn, decreased demand for motor vehicle contracts financed through UACC, which would negatively impact our results of operations, cash flows, and financial condition.

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

On October 1, 2025, the U.S. government shut down and certain regulatory agencies, such as the Securities and Exchange Commission, have had to furlough critical government employees and stop critical activities. If a prolonged government shutdown occurs, it could impact our ability to access the public capital markets and obtain necessary capital in order to properly fund our operations. Additionally, an extended period of shutdown of portions of the U.S. federal government could negatively impact our customer base. Prolonged adverse political and economic conditions could have a material adverse effect on the U.S. and global economy our business, financial condition and results of operations.

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

The following table presents our condensed consolidated results of operations for the periods indicated (in thousands):

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2025	2024	$ Change	% Change

Interest income	$44,829	$50,213	$(5,384)	(10.7)%

Interest expense:
Warehouse credit facility	4,544	6,251	(1,707)	(27.3)%
Securitization debt	8,771	9,096	(325)	(3.6)%
Total interest expense	13,315	15,347	(2,032)	(13.2)%
Net interest income	31,514	34,866	(3,352)	(9.6)%

Realized and unrealized losses, net of recoveries	43,202	38,346	4,856	12.7%
Net interest income after losses and recoveries	(11,688)	(3,480)	(8,208)	235.9%

Noninterest income:
Servicing income	1,088	1,495	(407)	(27.2)%
Warranties and GAP income, net	3,152	3,917	(765)	(19.5)%
CarStory revenue	1,347	2,890	(1,543)	(53.4)%
Other income	3,924	2,419	1,505	62.2%
Total noninterest income	9,511	10,721	(1,210)	(11.3)%

Expenses:
Compensation and benefits	16,287	25,365	(9,078)	(35.8)%
Professional fees	1,538	1,587	(49)	(3.1)%
Software and IT costs	3,062	3,360	(298)	(8.9)%
Depreciation and amortization	998	7,105	(6,107)	(86.0)%
Interest expense on corporate debt	706	1,601	(895)	(55.9)%
Impairment charges	—	2,407	(2,407)	(100.0)%
Other expenses	2,230	3,436	(1,206)	(35.1)%
Total expenses	24,821	44,861	(20,040)	(44.7)%

Loss from continuing operations before provision for income taxes	(26,998)	(37,620)	10,622	28.2%
Provision for income taxes from continuing operations	144	124	20	16.1%
Net loss from continuing operations	$(27,142)	$(37,744)	$10,602	28.1%
Net income (loss) from discontinued operations	$366	$(1,999)	$2,365	118.3%
Net loss	$(26,776)	$(39,743)	$12,967	32.6%

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2025	2025	2024	$ Change	% Change

Interest income	$127,734	$7,183	$134,917	$153,152	$(18,235)	(11.9)%

Interest expense:
Warehouse credit facility	12,421	1,017	13,438	22,708	(9,270)	(40.8)%
Securitization debt	25,202	1,178	26,380	21,960	4,420	20.1%
Total interest expense	37,623	2,195	39,818	44,668	(4,850)	(10.9)%
Net interest income	90,111	4,988	95,099	108,484	(13,385)	(12.3)%

Realized and unrealized losses, net of recoveries	73,802	6,792	80,594	87,894	(7,300)	(8.3)%
Net interest income after losses and recoveries	16,309	(1,804)	14,505	20,590	(6,085)	(29.6)%

Noninterest income:
Servicing income	3,601	192	3,793	5,101	(1,308)	(25.6)%
Warranties and GAP income, net	10,876	307	11,183	(4,347)	15,530	357.3%
CarStory revenue	5,585	432	6,017	8,782	(2,765)	(31.5)%
Other income	8,472	113	8,585	8,344	241	2.9%
Total noninterest income	28,534	1,044	29,578	17,880	11,698	65.4%

Expenses:
Compensation and benefits	53,445	2,823	56,268	76,651	(20,383)	(26.6)%
Professional fees	8,898	297	9,195	6,418	2,777	43.3%
Software and IT costs	8,884	457	9,341	12,018	(2,677)	(22.3)%
Depreciation and amortization	2,315	1,057	3,372	21,963	(18,591)	(84.6)%
Interest expense on corporate debt	1,884	176	2,060	4,541	(2,481)	(54.6)%
Impairment charges	4,156	—	4,156	5,159	(1,003)	(19.4)%
Other expenses	7,433	371	7,804	12,853	(5,049)	(39.3)%
Total expenses	87,015	5,181	92,196	139,603	(47,407)	(34.0)%

Loss from continuing operations before provision for income taxes	(42,172)	(5,941)	(48,113)	(101,133)	53,020	52.4%
Reorganization items, net	—	51,036	51,036	—	51,036	100.0%
Income (loss) from continuing operations before provision for income taxes	(42,172)	45,095	2,923	(101,133)	104,056	102.9%
Provision for income taxes from continuing operations	353	5	358	393	(35)	(8.9)%
Net income (loss) from continuing operations	$(42,525)	$45,090	$2,565	$(101,526)	$104,091	102.5%
Net income (loss) from discontinued operations	$878	$(4)	$874	$(27,024)	$27,898	103.2%
Net income (loss)	$(41,647)	$45,086	$3,439	$(128,550)	$131,989	102.7%

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

Non-GAAP Combined Nine Months Ended September 30, 2025 and September 30, 2024

The Successor Period and the Predecessor Periods are distinct reporting periods as a result of our emergence from the Prepackaged Chapter 11 Case on January 14, 2025. References in these results of operations to the change and the percentage change combine the period from January 1, 2025, to January 14, 2025 (Predecessor) with the period from January 15, 2025 to September 30, 2025 (Successor) Period, which we refer to as the nine months ended September 30, 2025, in order to provide some comparability of such information to the nine months ended September 30, 2024. See "Non-GAAP Financial Measures" above.

Three Months Ended September 30, 2025 and 2024

UACC

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2025	2024	Change	% Change
		(in thousands)
Interest income	$44,829	$50,801	$(5,972)	(11.8)%

Interest expense:
Warehouse credit facility	4,544	6,251	(1,707)	(27.3)%
Securitization debt	8,771	9,096	(325)	(3.6)%
Total interest expense	13,315	15,347	(2,032)	(13.2)%
Net interest income	31,514	35,454	(3,940)	(11.1)%

Realized and unrealized losses, net of recoveries	43,550	30,117	13,433	44.6%
Net interest income after losses and recoveries	(12,036)	5,337	(17,373)	(325.5)%

Noninterest income:
Servicing income	1,088	1,495	(407)	(27.2)%
Warranties and GAP income, net	2,855	2,074	781	37.7%
Other income	1,883	1,698	185	10.9%
Total noninterest income	5,826	5,267	559	10.6%

Expenses:
Compensation and benefits	14,072	19,819	(5,747)	(29.0)%
Professional fees	826	875	(49)	(5.6)%
Software and IT costs	2,502	2,346	156	6.6%
Depreciation and amortization	887	5,505	(4,618)	(83.9)%
Interest expense on corporate debt	664	681	(17)	(2.5)%
Impairment charges	—	2,407	(2,407)	(100.0)%
Other expenses	1,736	1,991	(255)	(12.8)%
Total expenses	20,687	33,624	(12,937)	(38.5)%

Benefit for income taxes from continuing operations	—	99	(99)	(100.0)%

Adjusted net loss	$(25,784)	$(19,857)	$(5,927)	29.8%

Stock compensation expense	$1,112	$834	$278	33.3%
Severance	$-	$20	$(20)	(100.0)%

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

Interest income decreased $6.0 million, or 11.8%, to $44.8 million for the three months ended September 30, 2025, from $50.8 million for the three months ended September 30, 2024. This decrease was primarily a result of the accounting policy change which resulted in lower discount income as well as lower finance receivable balance. The loan portfolio decreased to $817.7 million as of September 30, 2025, from $850.6 million as of September 30, 2024.

Interest expense

Interest expense primarily includes interest expense on UACC's Warehouse Credit Facilities and interest expense incurred on securitization debt.

Interest expense decreased $2.0 million, or 13.2%, to $13.3 million for the three months ended September 30, 2025 from $15.3 million for the three months ended September 30, 2024, primarily as a result of lower interest expense incurred on the Warehouse Credit Facilities, which decreased $1.8 million to $4.5 million for the three months ended September 30, 2025 from $6.3 million for the three months ended September 30, 2024. The decrease was also partially due to lower interest expense incurred on securitization debt, which decreased $0.3 million to $8.8 million for the three months ended September 30, 2025, from $9.1 million for the three months ended September 30, 2024. The decrease of interest expense incurred on the Warehouse Credit Facilities is attributable to a lower outstanding balance of $269.8 million as of September 30, 2025 as compared to $321.8 million as of September 30, 2024, due to repayments of the Warehouse Credit Facilities in connection with completion of the 2025-1 securitization, as well as a decrease in the weighted average interest rates, which decreased from 6.97% to 6.02% in the respective periods. The decrease of interest expense incurred on securitization debt is attributable to overall lower interest rates on the 2025-1 securitization debt.

Realized and unrealized losses, net of recoveries

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, we made an accounting policy election to report discount income as a component of "Realized and unrealized losses, net of recoveries". We also made an accounting policy election to elect the fair value option for all finance receivables held for sale on a prospective basis. Realized and unrealized losses, net of recoveries, represents changes in the fair value of finance receivables for which the fair value option was selected, changes in the fair value of securitization debt , changes in the fair value of beneficial interests, as well as collection expenses related to servicing finance receivables. Prior to emergence from the Prepackaged Chapter 11 Case, realized and unrealized losses, net of recoveries also represented charge-offs of finance receivables held for sale and changes in the valuation allowance on the held for sale portfolio.

Realized and unrealized losses, net of recoveries, increased by $13.5 million or 44.6% to $43.6 million for the three months ended September 30, 2025, from $30.1 million for the three months ended September 30, 2024, primarily driven by an increase in the number and severity of delinquencies as well as lower recoveries of finance receivables, partially offset by the change in accounting policy related to discount income, which reduced the credit losses in the current period.

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

Servicing income decreased by $0.4 million or 27.2% to $1.1 million for the three months ended September 30, 2025 from $1.5 million for the three months ended September 30, 2024, primarily driven by a lower balance of the 2022-1 securitization, which is accounted for as an off-balance sheet securitization.

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

Warranties and GAP income, net increased by $0.8 million or 37.7% to $2.9 million for the three months ended September 30, 2025, as compared to $2.1 million for the three months ended September 30, 2024, primarily as a result of funding more contracts with warranty products, and charging higher fees in the current year period.

Other income

Other income increased $0.2 million or 10.9% to $1.9 million for the three months ended September 30, 2025, from $1.7 million for the three months ended September 30, 2024.

Compensation and benefits

Compensation and benefits decreased $5.7 million or 29.0% to $14.1 million for the three months ended September 30, 2025, from $19.8 million for the three months ended September 30, 2024. The decrease was primarily a result of a decrease in variable compensation and an increase in internal software capitalization as we continue to invest in building our technology assets.

Professional fees

Professional fees decreased by $0.1 million or 5.6% to $0.8 million for the three months ended September 30, 2025, from $0.9 million for the three months ended September 30, 2024.

Software and IT costs

Software and IT costs increased $0.2 million or 6.6% to $2.5 million for the three months ended September 30, 2025, from $2.3 million for the three months ended September 30, 2024.

Depreciation and amortization

Depreciation and amortization decreased $4.6 million or 83.9% to $0.9 million for the three months ended September 30, 2025 from $5.5 million for the three months ended September 30, 2024, primarily as a result of lower intangible assets upon emergence from our Prepackaged Chapter 11 Case, leading to lower amortization expense in the current year period.

Impairment charges

Impairment charges decreased $2.4 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, related to lease impairment charges incurred during the three months ended

September 30, 2024.

Other expenses

Other expenses decreased $0.3 million or 12.8% to $1.7 million for the three months ended September 30, 2025, from $2.0 million for the three months ended September 30, 2024.

Adjusted net loss

Adjusted net loss increased $5.9 million or 29.8% to $25.8 million for the three months ended September 30, 2025, from $19.9 million for the three months ended September 30, 2024, primarily as a result of higher realized and unrealized losses, net of recoveries and a decrease in interest income, partially offset by lower compensation and benefits expense and depreciation and amortization expense, as discussed above.

CarStory

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2025	2024	Change	% Change
		(in thousands)
Noninterest income:
CarStory revenue	$1,347	$2,890	$(1,543)	(53.4)%
Other income	35	199	(164)	(82.4)%
Total noninterest income	1,382	3,089	(1,707)	(55.3)%

Expenses:
Compensation and benefits	1,378	3,127	(1,749)	(55.9)%
Professional fees	(108)	(112)	4	3.6%
Software and IT costs	(4)	17	(21)	(123.5)%
Depreciation and amortization	111	1,600	(1,489)	(93.1)%
Other expenses	100	127	(27)	(21.3)%
Total expenses	1,477	4,759	(3,282)	(69.0)%

Provision for income taxes from continuing operations	24	25	(1)	(4.0)%

Adjusted net income (loss)	$(72)	$(1,636)	$1,564	95.6%

Stock compensation expense	$47	$59	$(12)	(20.6)%

CarStory revenue

CarStory generates advertiser, publisher and other user service revenue by offering its AI-powered analytics and digital retailing services to dealers, automotive financial services companies and others in the automotive industry.

CarStory revenue decreased $1.6 million or 53.4% to $1.3 million for the three months ended September 30, 2025, from $2.9 million for the three months ended September 30, 2024, primarily as a result of the loss of a major customer.

Compensation and benefits

Compensation and benefits decreased $1.7 million or (55.9)% to $1.4 million for the three months ended September 30, 2025, from $3.1 million for the three months ended September 30, 2024. The decrease was primarily a result of an increase in the allocation of CarStory resources to UACC.

Depreciation and amortization

Depreciation and amortization decreased $1.5 million or 93.1% to $0.1 million for the three months ended September 30, 2025 from $1.6 million for the three months ended September 30, 2024, primarily as a result of lower intangible assets upon emergence from our Prepackaged Chapter 11 Case, leading to lower amortization expense in the current year period.

Adjusted net loss

Adjusted net loss decreased $1.5 million or 95.6% to $0.1 million for the three months ended September 30, 2025 as compared to $1.6 million for the three months ended September 30, 2024 primarily due to lower compensation and benefit expense and lower depreciation and amortization expense, partially offset by a decrease in revenue, as discussed above.

Corporate

	Successor	Predecessor
	Three Months Ended September 30,	Three Months Ended September 30,
	2025	2024	Change	% Change
		(in thousands)
Interest expense	$—	$(588)	$588	100.0%

Realized and unrealized losses, net of recoveries	(348)	8,229	(8,577)	(104.2)%
Net interest loss after losses and recoveries	348	(8,817)	9,165	103.9%

Noninterest income:
Warranties and GAP income, net	297	1,843	(1,546)	(83.9)%
Other income	2,006	522	1,484	284.3%
Total noninterest income	2,303	2,365	(62)	(2.6)%

Expenses:
Compensation and benefits	837	2,419	(1,582)	(65.4)%
Professional fees	820	824	(4)	(0.5)%
Software and IT costs	564	997	(433)	(43.4)%
Interest expense on corporate debt	42	920	(878)	(95.4)%
Other expenses	394	1,318	(924)	(70.1)%
Total expenses	2,657	6,478	(3,821)	(59.0)%

Provision for income taxes from continuing operations	120	—	120	100.0%

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

Warranties and GAP income, net decreased $1.5 million or (83.9)% to $0.3 million for the three months ended September 30, 2025, from $1.8 million for the three months ended September 30, 2024, primarily as a result of a revised estimate that was recorded in the prior year period.

Other income

Other income primarily represents interest earned on cash and cash equivalents. Other income increased $1.5 million or 284.3%, primarily driven by a release of aged accruals.

Compensation and benefits

Compensation and benefits expense decreased $1.6 million or 65.4% to $0.8 million for the three months ended September 30, 2025 from $2.4 million for the three months ended September 30, 2024, primarily as a result of lower expense due to the departure of certain key executives and retention bonuses granted to retain key employees paid out in the prior year period subsequent to the Ecommerce Wind-Down.

Professional fees

Professional fees remained flat for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.

Software and IT costs

Software and IT costs decreased $0.4 million or 43.4% to $0.6 million for the three months ended September 30, 2025, from $1.0 million for the three months ended September 30, 2024, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Interest expense on corporate debt

Interest expense on corporate debt decreased $0.9 million or 95.4% for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily related to the extinguishment of our 2026 Notes that were converted to equity as part of our Prepackaged Chapter 11 Case.

Other expenses

Other expenses decreased $0.9 million or 70.1% to $0.4 million for the three months ended September 30, 2025 from $1.3 million for the three months ended September 30, 2024, primarily related to a decrease in public-company related insurance costs as we renegotiated our insurance policies as a result of the reduced scale of the business.

Nine Months Ended September 30, 2025 and 2024

UACC

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2025	2025	2024	Change	% Change
		(in thousands)
Interest income	$127,734	$7,254	$134,988	$154,731	$(19,743)	(12.8)%

Interest expense:
Warehouse credit facility	12,421	1,017	13,438	22,708	(9,270)	(40.8)%
Securitization debt	25,202	1,178	26,380	21,960	4,420	20.1%
Total interest expense	37,623	2,195	39,818	44,668	(4,850)	(10.9)%
Net interest income	90,111	5,059	95,170	110,063	(14,893)	(13.5)%

Realized and unrealized losses, net of recoveries	75,123	7,647	82,770	77,460	5,310	6.9%
Net interest income (loss) after losses and recoveries	14,988	(2,588)	12,400	32,603	(20,203)	(62.0)%

Noninterest income:
Servicing income	3,601	192	3,793	5,101	(1,308)	(25.6)%
Warranties and GAP income, net	10,099	390	10,489	5,324	5,165	97.0%
Other income	6,096	66	6,162	6,266	(104)	(1.7)%
Total noninterest income	19,796	648	20,444	16,691	3,753	22.5%

Expenses:
Compensation and benefits	45,209	2,398	47,607	59,146	(11,539)	(19.5)%
Professional fees	5,328	172	5,500	2,326	3,174	136.5%
Software and IT costs	7,276	367	7,643	8,048	(405)	(5.0)%
Depreciation and amortization	1,994	817	2,811	17,156	(14,345)	(83.6)%
Interest expense on corporate debt	1,842	85	1,927	1,781	146	8.2%
Impairment charges	3,479	—	3,479	5,159	(1,680)	(32.6)%
Other expenses	5,558	262	5,820	7,569	(1,749)	(23.1)%
Total expenses	70,686	4,101	74,787	101,185	(26,398)	(26.1)%

Provision for income taxes from continuing operations	39	—	39	301	(262)	(87.0)%

Adjusted net loss	$(29,913)	$(5,910)	$(35,823)	$(44,652)	$8,829	19.8%

Stock compensation expense	$2,521	$127	$2,647	$1,867	$780	41.8%
Severance	$28	$4	$31	$513	$(482)	(93.9)%

Interest income

Interest income decreased $19.7 million, or 12.8%, to $135.0 million for the nine months ended September 30, 2025, from $154.7 million for the nine months ended September 30, 2024. This decrease was primarily a result of the accounting policy change which resulted in lower discount income as well as a decrease driven by a lower finance receivable balance. The loan portfolio decreased to $817.7 million as of September 30, 2025, from $850.6 million as of September 30, 2024.

Interest expense

Interest expense decreased $4.9 million, or 10.9%, to $39.8 million for the nine months ended September 30, 2025 from $44.7 million for the nine months ended September 30, 2024, primarily as a result of lower interest expense incurred on the Warehouse Credit Facilities, which decreased $9.3 million to $13.4 million for the nine months ended September 30, 2025 from $22.7 million for the three months ended September 30, 2024. The decrease was offset by higher interest expense incurred on securitization debt, which increased $4.4 million to $26.4 million for the nine months ended September 30, 2025, from $22.0 million for the nine months ended September 30, 2024. The decrease of interest expense incurred on the Warehouse Credit Facilities is attributable to a lower outstanding balance of $269.8 million as of September 30, 2025 as compared to $321.8 million as of September 30, 2024, due to repayments of the Warehouse Credit Facilities in connection with completion of the 2025-1 securitization, as well as a decrease in the weighted average interest rates, which decreased from 6.97% to 6.02% in the respective periods. The increase of interest expense incurred on securitization debt is attributable to a higher outstanding balance of $458.9 million as of September 30, 2025, as compared to $410.0 million as of September 30, 2024.

Realized and unrealized losses, net of recoveries

Realized and unrealized losses, net of recoveries, increased by $5.3 million or 6.9% to $82.8 million for the nine months ended September 30, 2025, from $77.5 million for the nine months ended September 30, 2024, primarily driven by an increase in the number and severity of delinquencies as well as lower recoveries of finance receivables, partially offset by discount income being recognized as a component of realized and unrealized losses, net of recoveries.

Servicing income

Servicing income decreased by $1.3 million or 25.6% to $3.8 million for the nine months ended September 30, 2025 from $5.1 million for the nine months ended September 30, 2024, primarily driven by a lower balance of the 2022-1 securitization, which is accounted for as an off-balance sheet securitization.

Warranties and GAP income, net

Warranties and GAP income, net increased by $5.2 million or 97.0% to $10.5 million for the nine months ended September 30, 2025, from $5.3 million for the nine months ended September 30, 2024 primarily as a result of lower cancellation and claim losses, along with funding more contracts with GAP and warranty products and charging higher fees in the current year period.

Other income

Other income decreased $0.1 million or 1.7% to $6.2 million for the nine months ended September 30, 2025, from $6.3 million for the nine months ended September 30, 2024.

Compensation and benefits

Compensation and benefits decreased $11.5 million or 19.5% to $47.6 million for the nine months ended September 30, 2025, from $59.1 million for the nine months ended September 30, 2024. The decrease was primarily a result of lower salary expense as a result of fewer employees as we continue right-sizing our workforce, a decrease in variable compensation, lower severance expense related to the termination of certain employees in the prior year period, and an increase in internal software capitalization as we continue to invest in building our technology assets.

Professional fees

Professional fees increased by $3.2 million or 136.5% to $5.5 million for the nine months ended September 30, 2025, from $2.3 million for the nine months ended September 30, 2024, primarily as a result of an increase in legal and audit services.

Software and IT costs

Software and IT costs decreased $0.4 million or 5.0% to $7.6 million for the nine months ended September 30, 2025, from $8.0 million for the nine months ended September 30, 2024, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Depreciation and amortization

Depreciation and amortization decreased $14.4 million or 83.6% to $2.8 million for the nine months ended September 30, 2025 from $17.2 million for the nine months ended September 30, 2024, primarily as a result of lower intangible assets upon emergence from our Prepackaged Chapter 11 Case, leading to lower amortization expense in the current year period.

Impairment charges

Impairment charges decreased $1.7 million or 32.6% to $3.5 million related to lease impairment charges incurred during the nine months ended September 30, 2025, as compared to $5.2 million related to impairment of capitalized internal-use software that no longer has a planned future use of $2.7 million as well as lease impairment charges of $2.4 million incurred during the nine months ended September 30, 2024.

Other expenses

Other expenses decreased $1.8 million or 23.1% to $5.8 million for the nine months ended September 30, 2025, from $7.6 million for the nine months ended September 30, 2024, primarily as a result of changing the existing dealer incentives program and recording a loss on the repurchase of the non-investment grade securities related to the 2022-2 securitization transaction in the prior year period.

Adjusted net loss

Adjusted net loss decreased $8.9 million or 19.8% to $35.8 million for the nine months ended September 30, 2025, from $44.7 million for the nine months ended September 30, 2024, primarily due to lower compensation and benefit expense and lower depreciation and amortization expense, partially offset by higher realized and unrealized losses, net of recoveries and a decrease in interest income, as discussed above.

CarStory

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2025	2025	2024	Change	% Change
		(in thousands)
Noninterest income:
CarStory revenue	$5,585	$432	$6,017	$8,782	$(2,765)	(31.5)%
Other income	132	13	145	562	(417)	(74.2)%
Total noninterest income	5,717	445	6,162	9,344	(3,182)	(34.1)%

Expenses:
Compensation and benefits	4,319	326	4,645	7,802	(3,157)	(40.5)%
Professional fees	(175)	13	(162)	90	(252)	(280.0)%
Software and IT costs	(1)	2	1	205	(204)	(99.5)%
Depreciation and amortization	321	240	561	4,807	(4,246)	(88.3)%
Other expenses	374	20	394	300	94	31.3%
Total expenses	4,838	601	5,439	13,204	(7,765)	(58.8)%

Provision for income taxes from continuing operations	73	5	78	92	(14)	(15.2)%

Adjusted net income (loss)	$890	$(153)	$737	$(3,618)	$4,355	120.4%

Stock compensation expense	$81	$8	$89	$334	$(246)	(73.5)%

CarStory revenue

CarStory revenue decreased $2.8 million or 31.5% to $6.0 million for the nine months ended September 30, 2025, from $8.8 million for the nine months ended September 30, 2024 primarily as a result of a change in the scope of service and data provided to our customers, and the loss of a major customer.

Compensation and benefits

Compensation and benefits decreased $3.2 million or 40.5% to $4.6 million for the nine months ended September 30, 2025, from $7.8 million for the nine months ended September 30, 2024. The decrease was primarily a result of an increase in the allocation of CarStory resources to UACC.

Depreciation and amortization

Depreciation and amortization decreased $4.2 million or 88.3% to $0.6 million for the nine months ended September 30, 2025 from $4.8 million for the nine months ended September 30, 2024, primarily as a result of lower intangible assets upon emergence from our Prepackaged Chapter 11 Case, leading to lower amortization expense in the current year period.

Adjusted net income (loss)

Adjusted net income (loss) increased $4.3 million or 120.4% to income of $0.7 million for the nine months ended September 30, 2025 as compared to a loss of $3.6 million for the nine months ended September 30, 2024 primarily due to lower compensation and benefit expense and lower depreciation and amortization expense, partially offset by a decrease in revenue, as discussed above.

Corporate

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2025	2025	2024	Change	% Change
		(in thousands)
Interest income (expense)	$—	$(71)	$(71)	$(1,579)	$1,508	95.5%

Realized and unrealized losses (gains), net of recoveries	(1,321)	(855)	(2,176)	10,434	(12,610)	(120.9)%
Net interest income after losses and recoveries	1,321	784	2,105	(12,013)	14,119	117.5%

Noninterest (loss) income:
Warranties and GAP income (loss), net	777	(83)	694	(9,671)	10,365	107.2%
Other income	2,244	34	2,278	1,516	762	50.2%
Total noninterest (loss) income	3,021	(49)	2,972	(8,155)	11,127	136.4%

Expenses:
Compensation and benefits	3,917	99	4,016	9,703	(5,687)	(58.6)%
Professional fees	3,745	112	3,857	4,002	(145)	(3.6)%
Software and IT costs	1,609	88	1,697	3,765	(2,068)	(54.9)%
Interest expense on corporate debt	42	91	133	2,760	(2,627)	(95.2)%
Impairment expense	677	—	677	—	677	100.0%
Other expenses	1,501	89	1,590	4,984	(3,394)	(68.1)%
Total expenses	11,491	479	11,970	25,214	(13,244)	(52.5)%

Provision for income taxes from continuing operations	241	—	241	—	241	100.0%

Warranties and GAP income (loss), net

Warranties and GAP income (loss), net increased $10.4 million or 107.2% to income of $0.7 million for the nine months ended September 30, 2025, from a loss of $9.7 million for the nine months ended September 30, 2024, primarily as a result of a revised estimate of proceeds we expect to recover as a result of the Ecommerce Wind-Down that was recorded in the prior year period.

Other income

Other income increased $0.8 million or 50.2% to $2.3 million for the nine months ended September 30, 2025, from $1.5 million for the nine months ended September 30, 2024, primarily driven by a release of aged accruals.

Compensation and benefits

Compensation and benefits expense decreased $5.7 million or (58.6)% to $4.0 million for the nine months ended September 30, 2025 from $9.7 million for the nine months ended September 30, 2024, primarily as a result of lower expense due to the departure of certain key executives and retention bonuses granted to retain key employees paid out in the prior year period subsequent to the Ecommerce Wind-Down.

Software and IT costs

Software and IT costs decreased $2.1 million or 54.9% to $1.7 million for the nine months ended September 30, 2025, from $3.8 million for the nine months ended September 30, 2024, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Interest expense on corporate debt

Interest expense on corporate debt decreased $2.7 million or 95.2% to $0.1 million for the nine months ended September 30, 2025, from $2.8 million for the nine months ended September 30, 2024, due to the extinguishment of our 2026 Notes that were converted to equity as part of our Prepackaged Chapter 11 Case.

Other expenses

Other expenses decreased $3.4 million or 68.1% to $1.6 million for the nine months ended September 30, 2025 from $5.0 million for the nine months ended September 30, 2024, primarily related to a decrease in public-company related insurance costs as we renegotiated our insurance policies as a result of the reduced scale of the business.

Liquidity and Capital Resources

On January 14, 2025, we emerged from the Prepackaged Chapter 11 Case, as discussed above under "Recent Events". On the Effective Date, each holder of the 2026 Notes received a pro rata share of 92.94% of the New Common Stock (subject to dilution) and all of the Company’s outstanding obligations under the 2026 Notes and the Indenture were deemed fully satisfied and discharged. As of the Effective Date, Vroom, Inc. no longer had long-term debt, but UACC has debt in connection with its securitizations, Warehouse Credit Facilities, risk retention financing facility for its beneficial interests in securitizations and its trust preferred securities.

As of September 30, 2025, we had cash and cash equivalents of $12.4 million and restricted cash of $55.0 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $54.3 million. Additionally, we had excess borrowing capacity of $11.8 million under UACC's Warehouse Credit Facilities as of September 30, 2025 and $35.0 million available under our Delayed Draw Facility (as defined below). We have historically had negative cash flows and generated losses from operations and our primary source of liquidity has been cash generated through financing activities.

UACC relies on borrowings under the Warehouse Credit Facilities to finance the origination of finance receivables as well as to provide funding for general operating activities. The terms of those facilities generally mature within one to two years and we typically renew those facilities in the ordinary course. In March 2025, we renewed two of our

Warehouse Credit Facilities, Facility Two and Facility Four, with an aggregate borrowing capacity of $400 million, now expiring in June 2026 and April 2027, respectively. Warehouse Credit Facility One, which had a borrowing capacity of $200.0 million, expired on July 21, 2025, pursuant to its terms, and we elected not to renew this commitment on the basis that borrowing capacity from our other Warehouse Credit Facilities is sufficient to support our current operational needs. Following the expiration of Warehouse Credit Facility One, UACC now has three senior secured Warehouse Credit Facilities. We renewed Warehouse Credit Facility Three in August 2025, with a borrowing capacity of $200 million, now expiring in August 2026. Refer to Note 10 — Warehouse Credit Facilities and Consolidated VIEs to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Failure to retain sufficient warehouse borrowing capacity would have a material adverse effect on our ability to finance UACC’s lending operations and our results of operations and liquidity.

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement with Mudrick Capital Management, L.P. (“Lender”), who as of January 14, 2025 was a 76.5% shareholder of the Company, for a $25.0 million delayed draw term loan facility (“Delayed Draw Facility”). On October 9, 2025 the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. The Delayed Draw Facility allows for multiple drawdowns by each co-borrower, subject to satisfaction of usual and customary conditions precedent. The Delayed Draw Facility bears interest at a rate of Term SOFR +850 bps, payable quarterly in arrears, with a full payment-in-kind option. Interest is also payable upon any payment of principal. The co-borrowers’ obligations under the Delayed Draw Facility will be collateralized by asset backed residual certificates in certain UACC securitization trusts. The Delayed Draw Facility matures on December 31, 2026; however, borrowings can be prepaid at any time, in whole or in part, without penalty or premium. Once amounts are repaid they may not be reborrowed. The Delayed Draw Facility includes certain usual and customary covenants with respect to the co-borrowers’ activities and the collateral. As of September 30, 2025, we had not drawn against the Delayed Draw Facility. Subsequently, during the fourth quarter of 2025, we drew $5.0 million.

On August 29, 2025, we issued $10.0 million aggregate principal amount of 2030 Notes to support our long-term business strategy. The 2030 notes were issued pursuant to a Note Purchase Agreement with Annox Capital, LLC and Robert J. Mylod, Jr., the Managing Partner of Annox Capital, LLC and the Independent Executive Chair of the board of directors of the Company. Refer to Note 11 — Long Term Debt to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

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

Our future capital requirements will depend on many factors, including our ability to realize the intended benefits of the Prepackaged Chapter 11 Case and our Long-Term Strategic Plan, available advance rates on the Warehouse Credit Facilities, our ability to complete additional securitization transactions on favorable terms, and future credit losses. We anticipate that our existing cash and cash equivalents, our credit agreement with Mudrick Capital Management L.P., and UACC's Warehouse Credit Facilities will be sufficient to support our ongoing operations and obligations for at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.

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

Risk Retention Financing Facility

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance a portion of the asset-backed securities issued in its securitization transactions and held by UACC pursuant to applicable risk retention rules. Under this facility, UACC sells such retained interests and agrees to repurchase them at fair value on a future date. As of September 30, 2025, UACC pledged $29.9 million of its retained beneficial interests as collateral, and the outstanding borrowings related to this risk retention financing facility were $23.1 million with expected repurchase dates ranging from June 2027 to October 2031. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lenders, which will reduce the beneficial interests in securitizations and the related debt balance.

Warehouse Credit Facilities

As of September 30, 2025, UACC has three senior secured Warehouse Credit Facilities with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables.

In March 2025, we renewed Facility Two, now expiring in June 2026. The aggregate borrowing limit and significant terms of the agreement remained unchanged except for an increase in the minimum liquidity covenant. In March 2025, we also renewed Facility Four, now expiring in April 2027. The aggregate borrowing limit under this facility decreased from $225.0 million to $200.0 million and all other significant terms of the agreement remained unchanged. Warehouse Credit Facility One, which had a borrowing capacity of $200.0 million, expired on July 21, 2025, pursuant to its terms, and we elected not to renew this commitment on the basis that borrowing capacity from our other Warehouse Credit Facilities is sufficient to support our current operational needs. Following the expiration of Warehouse Credit Facility One, UACC now has three senior secured Warehouse Credit Facilities. We renewed Warehouse Credit Facility Three in August 2025, now expiring August 2026. The amendment reduced the advance rate and increased tangible net worth and minimum liquidity requirements, the borrowing limit and all other significant terms of the agreement remained unchanged.

The aggregate borrowing limit under the Warehouse Credit Facilities as of September 30, 2025 was $600.0 million. Our ability to utilize the Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, and specified leverage ratios. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to or cause us to be in default of the terms of the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants or events of default may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of September 30, 2025, outstanding borrowings related to the Warehouse Credit Facilities were $269.8 million and we were in compliance with all covenants under the terms of the Warehouse Credit Facilities. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2025	2025	2024
		(in thousands)
Net cash provided by (used in) operating activities from continuing operations	$56,354	$(5,804)	$50,550	$(154,154)
Net cash (used in) provided by investing activities from continuing operations	(84,797)	2,981	(81,816)	92,059
Net cash provided by (used in) financing activities from continuing operations	36,249	(13,898)	22,351	7,450
Net cash (used in) provided by operating activities from discontinued operations	(2,446)	(207)	(2,653)	79,257
Net cash provided by investing activities from discontinued operations	637	—	637	15,908
Net cash used in financing activities from discontinued operations	—	—	—	(151,178)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,997	(16,928)	(10,931)	(110,658)
Cash and cash equivalents and restricted cash at beginning of period	61,441	78,369	78,369	208,819
Cash and cash equivalents and restricted cash at end of period	$67,438	$61,441	$67,438	$98,161

Operating Activities

Net cash flows provided by (used in) operating activities from continuing operations increased by $204.8 million, from $(154.2) million net cash utilized in operating activities for the nine months ended September 30, 2024 to $50.6 million net cash provided by operating activities for the nine months ended September 30, 2025. The reduction of cash used in operating activities was primarily due to a $308.6 million decrease in originations of finance receivables held for sale. As a result of emerging from the Prepackaged Chapter 11 Case and applying fresh start accounting, our finance receivables are originated and accounted for as held for investment at fair value and are classified as investing activities prospectively. The increase in net cash flows provided by operating activities was also due to a $29.8 million improvement in net income (loss) from continuing operations after reconciling adjustments, offset by an decrease in principal payments received on finance receivables held for sale of $127.4 million.

Investing Activities

Net cash flows (used in) provided by investing activities from continuing operations decreased by $173.9 million, from $92.1 million net cash provided by investing activities for the nine months ended September 30, 2024 to $(81.8) million net cash utilized in investing activities for the nine months ended September 30, 2025. The decrease in cash provided by investing activities was primarily due to a $319.7 million increase in originations of finance receivables held for investment, offset by a $150.0 million increase in principal payments received on finance receivables at fair value as compared to the nine months ended September 30, 2024. As a result of emerging from the Prepackaged Chapter 11 Case and applying fresh start accounting, our finance receivables are originated and accounted for as held for investment at fair value and are classified as investing activities prospectively.

Financing Activities

Net cash flows provided by financing activities from continuing operations increased by $14.9 million, from $7.5 million for the nine months ended September 30, 2024, to $22.4 million for the nine months ended September 30, 2025. The increase was primarily related to the $10.0 million received in connection with the issuance of the related party note during the nine months ended September 30, 2025 , and a $9.3 million increase in net cash flows from the borrowings under our Warehouse Credit Facilities, offset by a $1.9 million decrease in net cash flows related to higher repayments of secured financing agreements, as compared to the nine months ended September 30, 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against the Company, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in the Company’s marketing of used vehicles and fulfillment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC, and Vroom Inc., Case No. D-1-GN-001809. In May 2022, Vroom Automotive, LLC and the Attorney General of the State of Texas agreed to a temporary injunction in which Vroom Automotive, LLC agreed to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. In December 2023, Vroom, Inc., Vroom Automotive, LLC and the Attorney General of the State of Texas reached a final agreement to resolve all claims in the petition, without any admission of wrongdoing by either Vroom entity. Under the agreement, the Company agreed to pay a total of $2 million in civil penalties and $1 million in attorneys' fees, with the first half due in September 2024 and the remaining half due in September 2025, and abide permanently by an injunction of certain operational practices that were previously implemented. As of September 1, 2025, the Company completed its payment obligations under the agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than already disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2025, none.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider Trading Arrangements and Policies

During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

2.2	Prepackaged Plan of Reorganization for Vroom, Inc. Under Chapter 11 of the Bankruptcy Code	8-K	001-39315	2.1	January 15, 2025

3.1	Restated Certificate of Incorporation of Vroom, Inc.	10-K	001-39315	3.2	March 11, 2025

3.2	Certificate of Change of Registered Agent and/or Registered Office.	10-K	001-39315	3.1	March 11, 2025

3.3	Amended and Restated Bylaws of Vroom, Inc.	8-K	001-39315	3.2	January 15, 2025
4.1	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

10.1	Amended and Restated Warehouse Agreement, dated as of July 11, 2019, by and among					X

UACC Auto Financing Trust V, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, and an administrative agent, as amended on August 29, 2025

10.2

Amendment to Amended and Restated Warehouse Agreement, dated as of July 11, 2019, by and among UACC Auto Financing Trust V, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, and an administrative agent, as amended on October 9, 2025

						X

10.3	Note Purchase Agreement, dated August 29, 2025, by and among the Company and the Purchasers	8-K	001-39315	10.1	August 29, 2025

10.4	Amendment No. 1 to the Loan and Security Agreement by and among Vroom, Inc. Darkwater Funding, LLC, United Auto Credit Corporation, Mudrick Capital Management, L.P., and the lender parties hereto, dated October 9, 2025	8-K	001-39315	10.1	October 10, 2025

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

# Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: November 10, 2025	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: November 10, 2025	By:	/s/ Jonathan Sandison
Jonathan Sandison
Chief Financial Officer
(principal financial officer)