Form 10-K
period 2025-12-31
Vroom, Inc.
filed 2026-03-26
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the common stock of the registrant held by non-affiliates was $11.0 million based on the closing price of the common stock on The Nasdaq Global Market of the Nasdaq Stock Market LLC on such date.

As of March 24, 2026, 5,206,073 shares of the registrant's common stock were outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes   ☐ No

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the information required to be furnished pursuant to Part III of this Annual Report on Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year ended December 31, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding general economic, geopolitical, and market conditions, including the impact of tariffs and interest rates, the impact of the Prepackaged Chapter 11 Case (as defined herein), our ability to continue as a going concern, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, including our Value Maximization Plan (as defined herein) and the ongoing activities of and potential growth of our UACC and CarStory businesses, our Long-Term Strategic Plan (as defined herein), our ability to complete additional securitization transactions on favorable terms, our future credit losses, our Near-Prime Program, our use and development of artificial intelligence, our liquidity and future capital requirements, our ability to maintain compliance with the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) or any other national securities exchange, our ongoing compliance with, the amendment and renewal of the Warehouse Credit Facilities (as defined herein), the retention of key employees, and the timing of any of the foregoing are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

•
we emerged from the Prepackaged Chapter 11 Case (as defined herein) in January 2025, which previously consumed a substantial portion of time and attention of our management and could continue to subject us to risks and uncertainties;
•
while we have completed the Ecommerce Wind-Down (as defined herein), there remain risks associated with the discontinuance of our ecommerce operations and wind-down of our used vehicle dealership business;
•
our Long-Term Strategic Plan (as defined herein) may not be successful, and may not lead to growth and enhanced profitability for our UACC or CarStory businesses;
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

Vroom, Inc. completed its initial public offering (“IPO”) in June 2020. In January 2021, the Company completed its acquisition of Vast Holdings, Inc. (d/b/a CarStory) (“CarStory”), an artificial intelligence ("AI") powered analytics and digital services platform for automotive retail. On February 1, 2022, the Company completed its acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation), including its wholly owned subsidiaries United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and United Auto Credit Corporation (“UACC”). UACC is a leading automotive finance company that offers vehicle financing to consumers through motor vehicle dealers under the UACC brand.

Ecommerce Wind-Down and Restructuring

On January 22, 2024, the Company announced that its Board of Directors (“Board”) had approved a value maximization plan, pursuant to which the Company wound down its used vehicle dealership business in order to preserve liquidity and enable the Company to maximize stakeholder value through its remaining businesses, UACC and CarStory (the “Value Maximization Plan”). The Company ceased transacting through vroom.com, completed transactions for customers who had previously contracted with the Company to purchase or sell a vehicle, halted purchases of additional vehicles, sold its used vehicle inventory through wholesale channels, paid off its vehicle floorplan financing facility dated November 4, 2022 with Ally Bank and Ally Financial Inc., and conducted a reduction-in-force commensurate with the reduced operations. As of March 29, 2024, the Company substantially completed the wind-down of its used vehicle dealership business (the “Ecommerce Wind-Down”) and ended all sales and marketing activities for its used vehicle operations. The UACC and CarStory businesses continue to serve their third-party customers, with their operations substantially unaffected by the Ecommerce Wind-Down.

On November 13, 2024, Vroom, Inc. entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) and commenced a voluntary proceeding (the “Prepackaged Chapter 11 Case”) under Chapter 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended from time to time (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of Texas (the “Bankruptcy Court”) under the name In re Vroom, Inc., Case No. 24-90571 (CML), seeking to, among other things, restructure its then outstanding $290 million of unsecured convertible notes due in 2026 (“Notes”) through a comprehensive transaction outlined in the RSA. On December 2, 2024, the Company’s common stock was suspended from trading on the Nasdaq Global Select Market as a result of our Prepackaged Chapter 11 Case. On January 8, 2025, the Bankruptcy Court entered an order confirming the Prepackaged Plan of Reorganization of Vroom, Inc. (the “Plan”) and granting related relief. The Company emerged from the Prepackaged Chapter 11 Case on January 14, 2025.

Under the Plan, approximately $290 million in debt was discharged and all previously issued and outstanding equity interests in the Company were cancelled and extinguished. The Company issued an aggregate of approximately (i) 5,163,109 shares of new common stock (“Common Stock”) and (ii) 364,516 shares of warrants (“Warrants”) in accordance with the terms of the Plan and certain other agreements. On February 20, 2025, our Common Stock began trading on the Nasdaq Global Market under the ticker symbol “VRM”. On July 7, 2025, the Company’s Warrants commenced trading on the OTCQX Best Market under the symbol “VRMWW”.

Neither UACC nor CarStory were party to the Company’s Prepackaged Chapter 11 Case. The Company is focused on executing its Long-Term Strategic Plan (described below) following the restructuring.

UACC

UACC is an indirect lender that offers vehicle financing under the UACC brand to consumers through a network of motor vehicle dealers, focusing primarily on the non-prime market. Our non-prime credit programs aim to broaden access to vehicle ownership for individuals who would not otherwise qualify for financing. UACC’s financing is intended to help consumers build credit and ultimately be eligible for more traditional sources of financing. Prior to Vroom’s Ecommerce Wind-Down, UACC also offered vehicle financing to Vroom Automotive’s customers through its ecommerce platform. Tom Shortt, the Company’s Chief Executive Officer, serves as UACC’s President and Chief Executive Officer, Jon Sandison, the Company’s Chief Financial Officer, serves as UACC’s Chief Financial Officer, and Stefano Balistreri serves as UACC’s Chief Risk Officer.

UACC, which has been engaged in automotive finance since 1996, currently offers financing services to a nationwide network of thousands of independent and manufacturer-franchised used motor vehicle dealers in 49 states, and we seek to expand that network over time. As of December 31, 2025, UACC serviced a portfolio of approximately 76,000 retail installment sales contracts with an aggregate principal outstanding balance of approximately $950 million.

Sales and Marketing

As an indirect lender, UACC’s marketing efforts are focused on selling to auto dealerships, rather than consumers. UACC utilizes a combination of internal and field area sales managers to both solicit and enroll new dealerships, and to market its financing programs and products to existing dealership partners. Prior to establishing a business relationship with an automobile dealership, UACC completes a review of the dealership’s operations, inventory, facilities, performance, and owner’s credit history. UACC’s sales managers serve as the primary liaison with the dealerships. Sales managers focus their efforts on educating dealership personnel on UACC's lending programs and how to combine specific consumer characteristics, collateral and deal structures to increase the probability of approval under UACC’s underwriting guidelines. The UACC sales manager serves as a consultant for the dealership to encourage positive dealer loan performance while providing an enhanced dealer experience. While UACC primarily services independent used auto dealerships, we plan to ultimately expand our offering to be more competitive with manufacturer-franchised dealers.

UACC establishes relationships with dealers utilizing both external and internal sales representatives. External sales representatives live and operate in their local market, with the ability to personally visit dealerships. Internal sales representatives work either remotely or in one of the three hubs (located in Newport Beach, California; Fort Worth, Texas; and Buffalo, New York) and may interface with dealerships outside of their physical location. Both internal and external sales representatives enroll dealers, explain UACC’s programs, and offer support throughout the enrollment, application, and funding processes. As part of the enrollment process, a new dealer is required to enter into a dealer agreement with UACC that defines the parties’ respective rights and obligations. Under the applicable dealer agreement, the dealer assigns the consumer contracts to UACC, which assumes the responsibility of administering, servicing and collecting the amounts due from the customer to UACC. The dealer agrees that it will (i) only assign consumer contracts to UACC that meet the criteria established by UACC, and (ii) repurchase any consumer contracts that do not meet such criteria or for other reasons outlined in the dealer agreement. For example, UACC's dealer agreement typically requires the selling dealership to buy back a motor vehicle retail installment contract if the consumer fails to timely make the first scheduled payment.

Throughout the lifetime of a dealer partnership, UACC closely monitors dealer loan performance across several metrics, along with utilizing data from both internal and external sources. These can include, but are not limited to, dealer loan return on assets, deal quality and conversion rates, loss to liquidation, customer delinquencies, dealership volumes, and fraudulent deals or documentation. UACC uses these metrics to assess overall dealer performance, profitability, and risk, and to calculate a dealer grade, which impacts the pricing and availability of consumer loans for a dealer. Dealers have access to their scorecard, displaying their grade and performance trends so that they may take steps to improve, where applicable. At its discretion, UACC may suspend or terminate its relationship with any dealership.

Lending Programs

UACC enables dealers to finance their customers’ purchases of new and used automobiles, medium- and light-duty trucks, and vans with competitive financing terms. Historically, the credit programs offered by UACC were designed to serve consumers who have limited access to traditional motor vehicle financing. In mid-2024, we began indirectly offering competitive vehicle financing services to consumers with slightly higher, or “near-prime,” credit scores compared to our historical customer base. The Near-Prime Program (described further below) is still in its early stages and a small percentage of our portfolio.

UACC primarily offers four distinct programs, with varying credit, pricing and stipulation parameters, depending on eligibility:

•
Preferred Program: This is the standard program for most non-prime applicants. Due to the expected high default risk of this consumer base, compensating risk factors are heavily leveraged, such as ability-to-pay requirements, asset quality, cash down payments, number of open vehicle loans, restricted term lengths, and limited amount financed;
•
Bankruptcy Program: This program accommodates applicants with open bankruptcies and applicants with discharged bankruptcy within one year of application (subject to other qualifications);
•
Commercial Program: This program accommodates applicants seeking to finance non-passenger vehicles with gross vehicle weight rating of 14,500 lbs. or less (subject to other qualifications); and
•
Near-Prime Program: This program accommodates applicants with a minimum FICO of 600 and additional credit history requirements.

Due to the uniqueness of the programs, as well as credit and asset quality of the customer and collateral, respectively, limits for advance rate, loan term, stipulations, and pricing fluctuate to balance varying risk factors.

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

UACC verifies the accuracy of information submitted through credit applications and retail installment sales contracts. Verifications are assigned based on risk modeling within each program and completed via a combination of first-party verifications and third-party data sources. Verifications may include customer identity, proof of residence, verification of employment, proof of income, collateral/vehicle valuation, verification of insurance, proof of trade, and other stipulated requirements resulting from risk factors inherent within each credit application. Credit analysts conduct customer interviews for some applications based on risk modeling or manual underwriting assessment. Customer interviews are used to verify customer identity and to resolve any questions that may arise during the verification process.

Funding

UACC utilizes a predominantly paperless process for the review and purchase of the resulting retail installment sales contracts. Following underwriting approval of a credit application, each dealer delivers a completed motor vehicle retail installment sales contract and other required documentation to UACC. The majority of contracts and other required documentation are uploaded to UACC’s online dealer portal, Fast Lane™, and available for immediate review by funding staff. Some required documentation is mailed via courier or U.S. Postal Service, and these packages are scanned, indexed and available promptly for review by the funding department.

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

Ancillary Products

UACC finances the purchase of ancillary products that provide potential protection to consumers during their ownership experience. As of December 31, 2025, UACC finances the purchase of Vehicle Service Contracts ("VSCs") and Guaranteed Asset Protection ("GAP") products.

VSCs provide protection for consumers by paying for the cost of certain covered mechanical-related issues with the vehicle. UACC works with a third-party administrator to underwrite and administer the VSC program and service claims. The retail price of the VSC is included in the total amount financed and is itemized on the retail installment contract. Dealers earn a commission on the sale of each VSC, though each VSC is cancellable by the customer through its term. UACC earns a fee on the sale of each VSC and earns income from the finance charges earned from the additional amounts financed through the life of the financing. At the time of funding, UACC pays premiums to administrators on each VSC financed. UACC may also receive a share of profits from the third-party administrators based on the performance of the portfolio of VSCs financed.

GAP helps protect customers’ vehicle purchases in instances in which the customer’s vehicle experiences a total loss due to damage or theft and the outstanding amount owed exceeds the settlement amount covered by the customer’s insurance policy. UACC sells, administers and services its own GAP product, in addition to financing the purchase of third-party GAP products. The retail price of the GAP product is included in the total amount financed and is itemized on the retail installment contract. Dealers earn a commission on the sale of each GAP product, though each GAP product is cancellable by the customer through the life of financing. UACC earns income from the finance charges earned from the additional amounts financed through the life of the loan.

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

Because UACC has historically focused on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. UACC segments consumer accounts for collection activity based on the stage of delinquency. Outbound collection efforts utilize a combination of manual (human) and automated (digital) campaigns. Automated campaigns include outbound telephone dialer campaigns, email campaigns, text messaging campaigns, and push notifications via the UACC native mobile app, some of which may involve use of artificial intelligence. When accountholders encounter temporary disruptions in employment or otherwise experience temporary disruptions in their ability to make payments, collection representatives may offer solutions to assist in navigating these life events, such as extensions and due date changes.

UACC uses a network of national and regional third-party suppliers to recover vehicles assigned for repossession. Upon recovery, some accountholders demonstrate a sufficient level of commitment to reinstate their account. UACC liquidates repossessed inventory through a network of third-party auto auctions. UACC utilizes the CarStory Real Market Price™ (as defined below) as a reference for evaluating price floors for vehicle sales. Following the sale of a repossessed vehicle, the net sale proceeds are applied to the remaining balance of the contract. Any balance remaining after application of the net sale proceeds is recorded as a loss or charged off. Charged-off UACC accounts are transferred to UACC’s recovery department for additional collections work to recover the charged-off balance.

Securitizations

To fund UACC’s automotive finance operations, eligible retail installment sales contracts that UACC originates or purchases are pledged to lenders under warehouse credit facilities and typically sold to third-party investors via private securitization transactions targeted to institutional investors and other financial institutions. In such securitization transactions, UACC conveys a pool of retail installment sales contracts to a special purpose vehicle ("SPV"), typically a trust, which, in turn, issues one or more classes of securities backed by such pool of retail installment sales contracts. While the SPVs are included in our consolidated financial statements, they are separate legal entities, and the assets held by any particular SPV are legally owned by them and are not available to our creditors, the creditors of UACC, or creditors of our other SPVs. Payments to securitization investors are primarily made from cash flows on the related pool of retail installment sales contracts. Such payments are not made by Vroom or UACC (except for certain repurchases as described below) and are not based on Vroom's or UACC’s creditworthiness.

UACC continues to service each pool of retail installment sales contracts in accordance with its customary servicing practices and procedures. In such capacity, UACC collects payments on retail installment sales contracts that are in turn transferred to an independent third-party trustee for further distribution to the applicable investors. UACC also prepares a monthly servicer’s certificate that tracks the performance of each pool of retail installment sales contracts, including collections, distributions, delinquencies, and losses on such retail installment sales contracts.

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

In exchange for the transfer of retail installment sales contracts to the SPV, UACC receives the cash proceeds from the sale of the securities. Since 2012, UACC has completed 17 securitization transactions with over $3 billion in issued securities.

Competition

The automotive financing industry is large and highly competitive. UACC competes with several national, regional, local, and captive finance companies, banks, credit unions, and fintech companies. Many of these companies are larger and have greater financial resources than UACC, including greater access to capital markets for debt instruments or access to lower cost deposit bases. These funding sources may be unavailable to UACC. Many of these companies also have long-standing relationships with automobile dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchases of automobiles from manufacturers and auctions, which we do not offer at this time.

Credit applications may be sent simultaneously to multiple lenders for consideration. As a result, UACC competes with other financing sources based on the approved structure, minimum customer requirements and stipulations, types of vehicles financed, dealer fees, dealer incentives, levels of service, and distribution (accessibility to UACC’s program via credit application technology platforms). We believe that we can obtain from our dealership network sufficient automobile contracts for purchase at attractive prices by consistently applying reasonable underwriting criteria and making timely purchases of qualifying automobile contracts; however, there can be no assurance that we will be able to do so.

Further, the non-prime automotive financing industry has faced challenges recently relating to increasing delinquencies and defaults, lowered recoveries, and other factors, leading some of UACC’s competitors to cease new loan originations, file bankruptcy, or otherwise significantly alter their operations.

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

CarStory

CarStory offers AI-powered analytics and digital services to dealers, automotive financial services companies, and others in the automotive industry, which use CarStory’s solutions to enhance their customer experience and drive increased vehicle purchases.

Leveraging computer vision and AI, CarStory has curated a comprehensive used vehicle information database, including over 256 million vehicle identification numbers ("VINs"), 203 million window stickers, 4.2 billion vehicle photos and 411 million sales cycles, along with price and price elasticity models. CarStory receives data for over 4.1 million unique VINs listed for sale every day, resulting in CarStory having data for an estimated 80% of U.S. consumer vehicles. This data is aggregated with demand insights from millions of consumer sessions and data from CarStory’s proprietary VIN database to generate more accurate vehicle valuations.

CarStory helps dealers optimize their pricing by leveraging data science models for retail pricing that provide predictive pricing for marketing, buying, selling, and VIN-level features. Unlike simple averages, we believe CarStory’s patented neural-net algorithm can provide a highly accurate market price (the “CarStory Real Market Price”) for vehicle valuations by accounting for factors that averages often miss, such as local market dynamics and dealer performance.

In addition to its data analytics and AI-based pricing solutions, CarStory creates and powers digital experiences for end consumers, including automotive marketplaces, vehicle market reports, and trade-in and appraisal products. CarStory's digital experiences are designed with user behavior data to engage consumers and drive more consumers to vehicle purchase decisions.

The automotive data and service business is large and very competitive. CarStory competes with several companies in the automotive industry, including valuation services, VIN data providers, website marketplaces, inventory aggregators, and retail ecommerce platforms. Many of these companies are significantly larger with well-established sales and marketing teams. We compete with other companies to attract customers to our marketplace and dealers to our digital solutions. Since being acquired by Vroom, CarStory has conducted limited marketing activities and focused on serving its existing customers and continuing to develop its used vehicle database and data science models for retail pricing. CarStory’s vehicle database and data science models for pricing are also used in UACC’s business.

Further, following the Ecommerce Wind-Down and in furtherance of the Long-Term Strategic Plan discussed herein, a portion of CarStory’s technology team has been dedicated to supporting and modernizing UACC’s information technology systems.

Long-Term Strategic Plan

Since announcing the Value Maximization Plan in January 2024, the Company has pivoted to executing a long-term strategic plan ("Long-Term Strategic Plan") that leverages our core assets, including Vroom and CarStory technology, to improve the profitability of the business through four strategic initiatives:

•
Build a world class lending program by focusing on using advanced models and analytics to better predict losses and drive profitable growth at UACC. We modernized our lending infrastructure by launching a proprietary automated underwriting decision engine in June 2025. This technology greatly accelerates application processing. In September 2025, we launched our redeveloped custom credit-scoring model, which we believe should better evaluate segments of risk and enhance our risk precision. We expect to continue making improvements to our advanced models and analytics in furtherance of this initiative.
•
Build a world class sales and marketing program by attracting and retaining the best dealers and driving deeper dealer engagement to enable growth. In 2025, our technology teams made substantial progress towards modernizing our infrastructure to drive speed and scalability. This included a complete overhaul of Fast Lane, UACC’s online dealer portal. Launched in early 2026, this upgraded platform leverages direct dealer feedback to minimize friction, increase application volume, and streamline the user experience.
•
Build operational excellence in originations by enhancing systemic capabilities and decisioning for a more efficient process. In 2025, we drove operational efficiency by integrating Vroom’s patented AI agent into certain aspects of UACC’s funding process. This integration helped automate verification and is intended to reduce fraud and lower the cost-per-funded contract.
•
Build operational excellence in servicing by utilizing data science, advanced analytics and technology to enable an improved approach to servicing effectiveness. We are transforming our servicing effectiveness through a digital-first strategy. The launch of our native mobile apps, for iOS and Android, in 2024 and redesigned website in 2025 drove digital adoption among accountholders. These platforms empower accountholders with self-service options reducing manual service burden. We expect to continue making targeted improvements to the mobile app, website, and other components of servicing based on our data science and advanced analytics.

We remain focused on returning the UACC business to profitability by improving cumulative net loss (“CNL”), origination cost per funded contract, servicing cost per contract, and fixed costs.

Human Capital Management

Our success is driven by our associates, who execute our strategy of providing indirect financing solutions to dealers and consumers. As of December 31, 2025, we had 655 total employees across our operations, of which 649 were full time.

None of our associates is represented by a labor union or covered by a collective bargaining agreement. We believe our relationship with our associates is positive and in good standing.

We are committed to maintaining a professional, respectful, and inclusive work environment that is free from discrimination, harassment, or any conduct that could create an offensive atmosphere. All associates are required to complete annual training on non-discrimination, anti-harassment, and compliance topics to reinforce our commitment to a safe, supportive, and welcoming workplace.

We foster a culture of open communication and belonging, where all associates are encouraged to share ideas, speak up, and contribute to strengthening our workplace. Our CEO holds town hall meetings to provide company-wide updates and conduct informational sessions for all employees to further transparency and engagement. We value the perspectives of our associates and are committed to listening to their input as we continue to build and improve our culture and operations.

To enable our associates to perform at their best, we offer competitive total compensation and benefits packages, including base pay, performance incentives, comprehensive health and wellness benefits, access to a formal Employee Assistance Program with a strong focus on mental health support, retirement savings plans, paid time off, and professional development opportunities. We invest in training and resources to equip our associates with the knowledge and tools needed to succeed in our dynamic industry.

We view our associates as our most valuable asset. By prioritizing their development, engagement, well-being, and sense of belonging, we aim to maintain a high-performing workforce that supports long-term value creation for our dealers, consumers, shareholders, and communities.

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

As of the date of this Annual Report on Form 10-K, CarStory has 34 issued or allowed U.S. patents with expirations through 2039 and 8 pending U.S. patent applications, and Vroom has one issued patent and one pending U.S. patent application. We own 27 registrations for trademarks in the United States owned by Vroom, Vast (CarStory's parent entity) and UACC, collectively, with renewal deadlines through 2036, including Vroom®, V & No Color Design®, Get In®, Sell Us Your Car®, VroomProtect®, CarStory®, Vast® and United Auto Credit®. We hold 56 registered trademarks in Australia, Brazil, China, Colombia, Chile, Argentina, the European Union, the United Kingdom, Japan, Singapore, Mexico, Canada, South Korea and Peru, including for the Vroom® trademark with renewal deadlines through 2035. We continually review our branding strategies and technology development efforts to assess the existence, registrability, and patentability of new intellectual property. We will continue to preserve the value of our Vroom intellectual property rights where appropriate following the Ecommerce Wind-Down.

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

In addition to the CFPB, other state and federal agencies have the ability to regulate aspects of our business. For example, the Dodd-Frank Act provides a mechanism for state Attorneys General to investigate UACC. In addition, the Federal Trade Commission has jurisdiction to investigate aspects of our business. From time to time, we are subject to investigations by state and federal regulators. We expect that regulatory investigations by both state and federal agencies will continue, and there can be no assurance that the results of such investigations will not have a material adverse effect on UACC. On November 14, 2024, the Massachusetts Office of Consumer Affairs and Business Regulation, Division of Banks, commenced a routine compliance examination of UACC that is ongoing and in its final stages. In connection therewith, the Division of Banks indicated that it intends to issue findings of compliance violations and impose penalties, but the extent and scope are still unknown until UACC receives a written report of preliminary findings and has the opportunity to respond.

Vroom’s prior ecommerce business, including the advertising, sale, purchase, financing and transportation of used vehicles, was regulated by every state in which we previously operated our ecommerce business, and by the U.S. federal government. The titling and registration of vehicles and the sale of value-added products also are regulated by state laws, and such laws can vary significantly from state to state. In addition, our ecommerce business was subject to regulations and laws specifically governing the internet and ecommerce and the collection, storage, use and other processing of personal information and other customer data. Further, our ecommerce business was subject to laws regarding the use of, training, testing, oversight and accuracy of AI. Additionally, we are subject to industry-specific regulations and intellectual property laws regarding proprietary data, including motor vehicle records. The federal governmental agencies that have regulated our ecommerce business and have the authority to enforce such regulations and laws against us include agencies such as the U.S. Federal Trade Commission, the U.S. Department of Transportation, the U.S. Occupational Health and Safety Administration, the U.S. Department of Justice and the U.S. Federal Communications Commission. Additionally, our ecommerce business was subject to regulation by individual state dealer licensing authorities, state consumer protection agencies and state financial regulatory agencies. From time to time, our ecommerce business was subject to audits, requests for information, investigations and other inquiries from our regulators related to customer complaints. Such inquiries could continue for a period following the Ecommerce

Wind-Down. We previously held automotive dealer licenses and motor vehicle sales finance licenses or retail installment seller licenses in multiple states. As a result of the Ecommerce Wind-Down, we have terminated nearly all such licenses.

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

Available Information

Our website address is www.vroom.com. The information contained on, or that can be accessed through, our website is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K or any other report filed with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including Vroom, Inc.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with the financial and other information contained in this Annual Report on Form 10-K, before you decide to purchase shares of our common stock. If any of the following risks materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

Risks Related to Our Emergence from Bankruptcy

We emerged from the Prepackaged Chapter 11 Case in January 2025, which consumed a substantial portion of time and attention of our management and could continue to subject us to risks and uncertainties.

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

We may not realize any or all of the intended benefits of the Prepackaged Chapter 11 Case, the benefits may not be on the terms or in the manner we expect, and the costs incurred may exceed the intended benefits. The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation, and we cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future.

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

On January 22, 2024, we announced the Value Maximization Plan, pursuant to which we discontinued our ecommerce operations and wound down our used vehicle dealership business to preserve cash and maximize stakeholder value through our remaining businesses, UACC and CarStory (the "Ecommerce Wind-Down"). As a result, we incurred costs including severance costs, inventory liquidation costs, contract and lease termination costs, and non-cash asset impairments.

The purpose of the Value Maximization Plan was to wind-down our ecommerce operations, which were not profitable and had significant cash burn, in order to preserve cash and enable us to maximize stakeholder value through our remaining UACC and CarStory businesses. As of December 31, 2025, we had cash and cash equivalents of approximately $10.4 million. Given our ongoing operating expenses and recent losses at UACC, there can be no assurance that we will succeed in achieving profitability and creating meaningful stakeholder value.

Additionally, the Ecommerce Wind-Down involves continued risks, including:

•
exposure to unknown, contingent or other liabilities, including litigation arising in connection with the Ecommerce Wind-Down;
•
negative impact on our business relationships, including, but not limited to, potential relationships with our customers, suppliers, vendors, licensees, and employees; and
•
unintended negative consequences from changes to our business.

If any of these or other factors impair our ability to successfully implement our Long-Term Strategic Plan, we may not realize its intended benefits or other business opportunities, as we could be required to spend additional time and incur additional expense that otherwise would be used on the development, expansion and profitability of UACC and CarStory.

We may not generate sufficient liquidity to operate our business.

As of December 31, 2025, we had cash and cash equivalents of $10.4 million and restricted cash of $55.9 million and continue to meet our obligations to customers, vendors, counterparties and employees in the ordinary course of business.

We expect to use our cash and cash equivalents to finance our future capital requirements and UACC’s senior secured warehouse facility agreements (the “Warehouse Credit Facilities”) to fund our finance receivables. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall higher interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity. The Warehouse Credit Facilities were not impacted by the Prepackaged Chapter 11 Case and remain outstanding. If we are unable to maintain the Warehouse Credit Facilities that expire on varying dates in 2026 and 2027 absent renewal, on favorable terms or at all, or if they are terminated or expire and are not renewed or we are unable to find a satisfactory replacement, we may be unable to fund our finance receivables, and our business, operational results, financial position and cash flows would be materially adversely affected.

In addition, in March 2025, UACC sold approximately $307.8 million of rated asset-backed securities in an auto loan securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $306.5 million. The trust is collateralized by finance receivables with an aggregate principal balance of $382.1 million. These finance receivables are serviced by UACC and UACC receives an “at market” servicing fee. The Company retained the residual interests, which required the Company to account for the 2025-1 securitization as secured borrowings and the assets and liabilities of the trust remain on the balance sheet.

Our revenue growth may be adversely affected by factors including our inability to maintain, grow and develop the UACC and CarStory businesses; weakness in the automotive retail industry generally; general economic conditions, including as a result of tariffs, high interest rates and inflation; global pandemics and other public health emergencies; and increasing competition. Our historical revenue growth is not indicative of our future performance, particularly given the Ecommerce Wind-Down and application of fresh start accounting. We have not invested in growing CarStory's customer base since Vroom acquired CarStory, resulting in CarStory's revenue being concentrated in a small number of customers. An increasing number of consumers conduct online research using AI tools, which has resulted in decreased website traffic and negatively impacted CarStory’s revenue. We may not be able to adapt effectively and competitively to meet this shift. If we are unable to maintain, grow and develop the UACC and CarStory businesses and generate sufficient revenue and achieve profitability, our business, financial condition and results of operations will be materially and adversely affected. Additionally, our cash needs may increase in the future as we focus on growing and developing the UACC and CarStory businesses.

Our future capital requirements will depend on many factors, including our ability to realize the benefits of the Long-Term Strategic Plan, available advance rates on and the amendment and renewal of the Warehouse Credit Facilities, the ability to meet (or continue to meet, as the case may be) the requirements of Nasdaq for listing on the Nasdaq Stock Market LLC or any other exchange, the ability to complete additional securitization transactions on terms favorable to us, future credit losses, the ability to obtain the necessary financing to meet obligations and repay liabilities arising from business operations when they come due, the ability to generate and maintain sufficient cash, and the ability to generate profitable operations in the future. There can be no assurance that our liquidity will be sufficient to achieve the objectives of our Long-Term Strategic Plan, grow and develop UACC and CarStory, operate our business, or comply with the terms of our indebtedness. See "—UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business" and “—Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could materially adversely affect our business, financial condition and results of operations and impair our ability to satisfy our debt obligations.”

We have a history of losses and we may not achieve or maintain profitability in the future.

Vroom has not been profitable since its inception in 2012 and had an accumulated deficit of approximately $53.1 million as of December 31, 2025 after adopting fresh start accounting. We incurred net losses of $(53.1) million and $(165.1) million for the years ended December 31, 2025 and 2024, respectively, which includes $1.0 million and $(26.9) million, respectively, related to net income (loss) from discontinued operations. We may continue to incur significant losses in the future for a number of reasons, including increased losses on UACC's portfolio, our inability to maintain, grow and maximize the value of the UACC and CarStory businesses; weakness in the automotive retail industry generally; general economic conditions, including as a result of tariffs, high interest rates, inflation and unemployment; global pandemics and other public health emergencies; and increasing competition, as well as other risks described in this Annual Report on Form 10-K, and we may encounter unforeseen expenses, difficulties, complications and delays in achieving the goals of our Long-Term Strategic Plan.

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

As of December 31, 2025, UACC had $393.2 million of securitization debt funded by cashflows on receivables within the securitization trusts and $318.7 million in outstanding borrowings related to the Warehouse Credit Facilities.

In January 2026, Vroom Automotive LLC ("Vroom Automotive"), a subsidiary of the Company, issued Series A preferred units and Series B preferred units (collectively, the "Vroom Automotive Preferred Units") for aggregate gross proceeds of $22.5 million. The Vroom Automotive Preferred Units are entitled to receive quarterly preferential distributions at a variable rate tied to SOFR. These distribution obligations require Vroom Automotive to have sufficient cash flow to make quarterly payments, and the variable rate structure exposes us to interest rate risk, which could have a material adverse effect on our liquidity and financial condition.

Our UACC indebtedness and the Vroom Automotive Preferred Units distribution obligations could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness and preferred unit distributions, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, or to pay amounts due under our indebtedness, and our cash needs may increase in the future. In addition, our existing indebtedness contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that may limit our ability to operate our business, raise capital, or make payments under our other indebtedness.

We recognized an impairment charge related to long-lived assets. If our amortizable intangible assets or remaining long-lived assets become impaired in the future, we would incur additional impairment charges, which would negatively affect our operating results.

We recognized impairment charges of $4.2 million related to long-lived assets during the year ended December 31, 2025. If our amortizable intangible assets or remaining long-lived assets become impaired in the future, we would incur additional impairment charges, which would negatively affect our results of operations. There is significant judgment required in the analysis of a potential impairment of identified intangible assets and other long-lived assets. Impairment may result from, among other things, significant changes in the manner of use of the acquired assets, negative industry or economic trends and/or significant underperformance relative to historic or projected operating results. See Note 12 to the Company’s Consolidated Financial Statements.

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
•
the regulatory environment;
•
macroeconomic conditions, including as a result of tariffs, interest rates, inflation, unemployment and underemployment rates, vehicle supply and demand, and labor costs;
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

Changes in demographics and population, local and regional downturns, or severe weather conditions and other catastrophic occurrences in any of the states where UACC has a high concentration of borrowers or dealership partners could result in payment delays and increased risk of losses, which could materially and adversely affect our revenues and results of operations. During the year ended December 31, 2025, 40.7% of UACC's originations were in UACC's three largest states (measured by aggregate financed amount). While we believe that we have a diverse geographic presence, we expect that these three states will continue to generate significant amounts of our loans due to economic, demographic, regulatory, competitive and other conditions in these states. Adverse developments in these states could lead to reduced demand for automotive financing and could materially adversely affect our financial condition and results of operations.

We depend on key personnel to operate our business, and if we are unable to retain, integrate, adequately compensate, and attract qualified personnel, our ability to develop and successfully grow our business could be harmed.

We believe our success has depended, and continues to depend, on the efforts and talents of our executives and employees. Our future success depends on our continuing ability to retain, develop, motivate and attract highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to retain and attract them. In particular, we are highly dependent on the services of our leadership team to the development of our business, future vision, and strategic direction, including as we realign our business in accordance with the Long-Term Strategic Plan. During the year ended December 31, 2025, we had a transition occur on our senior leadership team with respect to our Chief Financial Officer role. Additionally, as a result of the Value Maximization Plan, our business relies more heavily on the performance of UACC and CarStory, and therefore on the key personnel from those subsidiaries. Our future performance will depend, in part, on the successful transition of these positions and any other key management positions that may experience turnover in the future. We heavily rely on the continued service and performance of our senior management team, which provides leadership, contributes to the core areas of our business, and helps us to efficiently execute our business, including with respect to strategic initiatives such as our Long-Term Strategic Plan. If members of our senior management team, including our executive leadership, become unavailable, including due to personal circumstances or if they become ill, or if we are otherwise unable to retain them, we may not be able to manage our business effectively and, as a result, our business and operating results could be harmed. If the senior management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, or if we are unable to retain key employees in a cost-effective manner or at all, then our business and future growth prospects could be harmed.

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

We are subject to various litigation matters from time to time, the outcome of which could have a material adverse effect on our business, financial condition, and results of operations. Claims arising out of actual or alleged violations of law could be asserted against us by individuals, either individually or through class actions, by governmental entities in civil or criminal investigations and proceedings, or by other entities. These claims could be asserted under a variety of laws, including, but not limited to, consumer finance laws, consumer protection laws, intellectual property laws, privacy laws, labor and employment laws, securities laws, and employee benefit laws. These actions could expose us to adverse publicity and to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including, but not limited to, suspension or revocation of licenses to conduct business.

See Part I, Item 3. “Legal Proceedings” for more information about legal proceedings to which we are subject.

Risks Related to the UACC Business

UACC may be unable to sell automotive finance receivables and generate gains on sales of those finance receivables, which could harm our business, results of operations, and financial condition.

UACC provides indirect financing by drawing on its Warehouse Credit Facilities to purchase retail installment sales contracts from automotive dealers and pledging eligible finance receivables as collateral, then typically selling the receivables related to the retail installment sales contracts. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased as a result of the increasing credit losses in UACC's portfolio and overall rising interest rates. Any future decreases on available advance rates may have an adverse impact on our liquidity. In addition, UACC has entered into arrangements to sell automotive finance receivables that it purchases, through securitizations, and we expect UACC to enter into additional securitizations in the future, subject to market conditions. If UACC is not able to sell receivables under these current or future arrangements for a variety of reasons, including increased credit losses or because it has reached its capacity under the arrangements, its financing partners exercise termination rights before it reaches capacity, general economic or credit market conditions, market disruption, or it reaches the scheduled expiration date of the commitment, and if UACC is not able to enter into new arrangements on similar terms, it may not have adequate liquidity and our business, financial condition and results of operations may be adversely affected. In addition, as a result of high interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC has been experiencing higher loss severity. Waiver of monthly servicing fees also results in reduced servicing income. Any future waivers of monthly servicing fees on other prior off-balance sheet securitization transactions could result in consolidation of such transactions. Such future consolidations could increase our indebtedness and may have a material adverse effect on our results of operations, financial condition and liquidity.

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

There can be no assurance that UACC will be able to complete additional securitizations in the future, particularly if the securitization markets become constrained. In addition, the value of any securities that UACC may retain in its securitizations, including securities retained to comply with applicable risk retention rules, might be reduced or, in some cases, eliminated as a result of an adverse change in economic conditions, the financial markets, or credit performance. UACC's other rated securities may also be downgraded or put on negative credit watch. In addition, as a result of higher interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher portfolio losses. The increased losses could lead to reduced servicing income if UACC elects to waive monthly servicing fees. If it is not possible or economical for UACC to securitize its automotive finance receivables in the future, it would need to seek alternative financing to support its operations and to meet its existing debt obligations, which may be less efficient and more expensive than raising capital via securitizations and may have a material adverse effect on our results of operations, financial condition, and liquidity.

UACC is currently experiencing increasing credit losses in interests it holds in automotive finance receivables and its credit scoring systems may not effectively forecast its automotive receivables loss rates. Higher than anticipated credit losses or prepayments or the inability to effectively forecast loss rates may negatively impact our operating results.

UACC specializes in the purchase and servicing of contracts to finance vehicle purchases primarily by non-prime customers, including those who have limited credit history, past credit problems, or low income. Such contracts generally have a higher risk of non-performance and may result in higher delinquencies and higher losses than contracts with customers who have higher credit ratings. UACC is currently experiencing increasing credit losses on its finance receivables, which has negatively impacted the fair value of our financial receivables and increased the losses recognized during 2024 and 2025. We expect these credit losses to continue to negatively impact our business during 2026. Due to the Ecommerce Wind-Down, UACC has become our largest business, and our results of operations and financial condition are increasingly vulnerable to adverse developments in UACC's business.

Until UACC sells automotive finance receivables, and to the extent it retains interests in those receivables after it sells them, whether pursuant to securitization transactions or otherwise, UACC is exposed to the risk that certain accountholders will be unable or unwilling to repay their retail installment sales contracts according to their terms and that the vehicle collateral securing the payment of those retail installment sales contracts may not be sufficient to ensure full repayment. Additionally, higher energy prices (including the price of gasoline) and other consumer prices, unstable real estate values, reset of adjustable-rate mortgages to higher interest rates, geopolitical tensions around the world, interest rate increases, regional bank failures, inflation, the impact of tariffs, and other factors can affect consumer confidence and disposable income. While credit losses are inherent in the automotive finance receivables market, these conditions can increase loss frequency and severity, decrease consumer demand for motor vehicles, and weaken collateral values on certain types of motor vehicles in any period of extended economic slowdown or recession and could have a material adverse effect on our results of operations and financial condition. UACC's origination mix is mostly comprised of non-prime borrowers, and the actual rates of delinquencies, defaults, repossessions and losses on its receivables are higher and more volatile than those experienced in the general motor vehicle finance industry and may be adversely affected to a greater extent during an economic downturn. In addition, caps on interest rates by individual states may limit UACC's ability to offset rising interest rates against automotive financing rates it offers to dealers.

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

UACC relies on its internally developed credit scoring systems to forecast loss rates of the automotive finance receivables it originates or purchases. If it relies on systems that fail to effectively forecast loss rates on receivables it originates or purchases, those receivables may suffer higher losses than expected. UACC’s credit scoring systems that were in place before the launch of its redeveloped credit-scoring model in September 2025, were developed prior to the onset of the COVID-19 pandemic and, accordingly, were not designed to take into account the effect of the economic, financial and social disruptions resulting from the pandemic, including the associated stimulus programs. Additionally, as noted above, we believe that the impact of the pandemic on the economy and individuals led to loss and delinquency expectations that may not accurately predict the performance of UACC's receivables.

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

UACC is dependent upon establishing and maintaining relationships with a large number of manufacturer-franchised and independent motor vehicle dealers to supply it with automobile contracts. During the years ended December 31, 2020 through 2025, no single dealer accounted for 1% or more of the automobile contracts UACC purchased, other than Vroom through the Company's former ecommerce business. The agreements UACC has with dealers to purchase automobile contracts do not require dealers to submit a minimum number of automobile contracts for purchase. The failure of dealers to submit automobile contracts that meet UACC’s underwriting criteria could result in reductions in its revenues or the cash flows available to it, and, therefore, could have an adverse effect on UACC's and our results of operations.

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

UACC uses debt financing to maintain and grow its business. UACC relies on borrowings under senior secured warehouse credit facilities to finance the origination of finance receivables as well as to provide funding for general operating activities. The terms of those facilities generally mature within two years and we typically renew those facilities in the ordinary course. UACC currently has three Warehouse Credit Facilities, expiring in June 2026, August 2026 and April 2027, respectively. See Note 10, Warehouse Credit Facilities and Consolidated VIEs, to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K and "UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business." We have commenced discussions with certain of our lenders under the Warehouse Credit Facilities regarding amended facilities that would extend the terms beyond the current expiration dates. Failure to secure sufficient warehouse borrowing capacity beyond the expiration of the facilities in 2026 and 2027 would have a material adverse effect on our ability to finance UACC’s lending operations and our results of operations and liquidity. We cannot guarantee that the Warehouse Credit Facilities will continue to be available beyond their current maturity dates, on acceptable terms, or at all, or that UACC will be able to obtain additional financing on acceptable terms or at all. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the losses incurred in UACC's loan portfolio, UACC’s financial position, its results of operations, and the capacity for additional borrowing under its existing financing arrangements. Certain events in our industry or in industries adjacent to ours could make it more difficult for UACC to obtain financing. For example, in September 2025, an unrelated subprime auto lender declared bankruptcy. Subsequently, federal authorities alleged that the bankruptcy was due to fraudulent activity. If UACC’s various financing alternatives were to become limited or unavailable, it may be unable to maintain or grow origination volume at the level that we anticipate and our financial condition and results of operations would be materially adversely affected.

Risks Related to Cybersecurity and Privacy

An actual or perceived failure to maintain the security of personal information and other customer data that we collect, store, process, and use could harm our business, financial condition and results of operations.

We and certain of our third-party providers collect, maintain and process data about current and prospective customers, employees, business partners and others, including personal information, as well as proprietary information belonging to our business such as trade secrets (collectively, "Confidential Information"). We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, "IT Systems"). We own and manage some of these IT Systems but also rely on third parties that are not directly under our control to manage certain areas of these operations. For example, we rely on encryption, storage, and processing technology developed by third parties to securely transmit, operate on and store such information. Successful cyberattacks that disrupt or result in unauthorized access to our or third-party IT Systems can materially impact our operation and financial results. Due to the volume and sensitivity of the personal information and data we and these third parties manage and expect to manage in the future, as well as the nature of our customer base, the security features of our IT systems are critical. Any failure or perceived failure by us or by third parties who access our IT Systems and/or Confidential Information to maintain the security of personal and other data that is provided to us by customers, employees and vendors could harm our reputation and brand and expose us to a risk of loss or litigation and possible liability, any of which could adversely affect our business, financial condition, and results of operations. While we employ a number of security measures designed to protect the security of our IT Systems and Confidential Information, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, and of third parties we rely on will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information.

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

There are numerous federal, state and local laws and regulations regarding privacy and the collection, processing, storing, sharing, disclosing, using and protecting of personal information and other data, the scope of which are constantly changing, subject to differing interpretations, and which may be costly to comply with, inconsistent between jurisdictions or conflicting with other rules. We are also subject to specific contractual requirements contained in third-party agreements governing our use and protection of personal information and other data. We are subject to the terms of our privacy policies and the privacy- and security-related obligations to third parties. We strive to comply with applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection, to the extent possible. However, the application and interpretation of such requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application, or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the United States, including in relation to cybersecurity incidents. In addition, some such requirements place restrictions on our ability to process personal information across our business or across country borders. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, our privacy-related legal obligations or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other customer data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause customers, vendors and third-party business partners to lose trust in us, which could have a material adverse effect on our business, financial condition and results of operations. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put customers’, vendors’ or receivables-purchasers’ information at risk and could in turn harm our business, financial condition and results of operations.

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

We expect that industry standards, laws and regulations will continue to develop regarding privacy, data protection, information security and artificial intelligence in many jurisdictions. For example, the California Consumer Privacy Act, and related laws in other jurisdictions require us to adhere to certain disclosure restrictions and deletion obligations with respect to the Personal Information of their residents, and allow for penalties for violations and, in some cases, a private right of action. These laws also impose transparency and other obligations with respect to personal information of their respective residents and provide residents with similar rights with respect to their personal information. We have invested, and continue to invest, human and technology resources in our efforts to comply with such requirements that may be time-intensive and costly.

It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our processing of information and business operations, which could ultimately hinder our ability to grow our business by extracting value from our data assets. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and processing of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

Risks Related to Our Industry and General Economic Conditions

Our businesses participate in highly competitive industries, and pressure from existing and new companies may adversely affect our business and results of operations.

The automobile financing business is large and highly competitive. UACC competes with several national, regional, local and captive finance companies, banks, credit unions, and fintech companies. Many of these companies are much larger and have greater financial resources than UACC, including greater access to capital markets for debt instruments or access to lower cost deposit bases. These funding sources may be unavailable to UACC. Many of these companies also have long-standing relationships with automobile dealers and may provide other financing to dealers, including floor plan financing for the dealers' purchases of automobiles from auctions, which we do not offer. There can be no assurance that we will be able to continue to compete successfully and, as a result, we may not be able to purchase automobile contracts from dealers at a price acceptable to us, which could result in reductions in our revenues or the cash flows available to us. Additionally, if UACC is unsuccessful in maintaining and growing its dealer network, our results of operations, cash flows, and financial condition may be adversely affected.

In addition, the automotive data and service business is large and very competitive. CarStory competes with a number of companies in the automotive industry, including valuation services, VIN data providers, website marketplaces, inventory aggregators, and retail ecommerce platforms. Many of these companies are significantly larger with well-established sales and marketing teams. We compete with other companies to attract customers to our marketplace and dealers to our digital solutions. If we are unable to grow CarStory's marketplace and customer base, our results of operations, cash flows, and financial condition may be adversely affected.

General business and economic conditions, and risks related to the larger automotive ecosystem, including consumer demand, could reduce our sales and profitability, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is affected by general business and economic conditions. The global economy often experiences periods of instability, and this volatility may lead to high unemployment and a lack of available credit, which may in turn lead to increased delinquencies, defaults, repossessions and losses on motor vehicle contracts financed through UACC and could materially and adversely affect our business, financial condition and results of operations. For example, in 2025, the non-prime automotive financing industry faced challenges relating to increasing delinquencies and defaults, lowered recoveries, and other factors, leading some of UACC’s competitors to cease new loan originations, file bankruptcy, or otherwise significantly alter their operations.

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

Our business may be impacted by the imposition of tariffs and other trade barriers, which make it more costly for automobile manufacturers and sellers to export and import vehicles and raw materials, and increase the price consumers in the U.S. pay for vehicles. In recent years, the U.S. government has renegotiated or terminated certain existing bilateral or multi-lateral trade agreements. In addition, the Presidential administration has implemented significant tariffs on imports to the United States from various countries, including those from the European Union, Japan, China, Canada and Mexico. While the U.S. has reached trade agreements with certain countries that reduced tariff rates on some automotive goods, tariffs on imports from other countries, including Canada and Mexico, remain elevated. Such significant tariffs and other restrictions have had, and may continue to have, a major impact on the United States automotive industry, which depends heavily on cross border trade. These tariffs have had a significant adverse effect, including financial, on the automotive industry. Further, any additional tariffs in the United States or retaliatory tariffs imposed by other governments could exacerbate the impact, as could the uncertainty regarding the magnitude or duration of these measures. Steps taken by governments to implement tariffs on raw materials (including steel), automobiles, parts, and other products and materials have disrupted existing supply chains and imposed additional costs on businesses in the automotive industry in the United States and globally. While negotiations regarding tariffs are ongoing and changing rapidly, the resulting environment of retaliatory trade or other practices of additional trade restrictions or barriers increase automobile prices in the U.S. and caused volatility, which has led to, and could continue to lead to, further decreased consumer demand for automobiles, and in turn, decreased demand for motor vehicle contracts financed through UACC, which would negatively impact our results of operations, cash flows, and financial condition.

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

In our prior ecommerce business, we have been subject to audits, requests for information, investigations and other inquiries from our regulators related to customer complaints. As we encountered operational challenges in keeping up with our rapid growth from 2020 through the first quarter of 2022, we experienced an increase in customer complaints, leading to an increase in such regulatory inquiries. We endeavored to promptly respond to any such inquiries and cooperate with our regulators. However, we have incurred fines in certain states and in April 2022, the Attorney General of Texas filed a lawsuit on behalf of the State of Texas in the District Court of Travis County, Texas against Vroom, Inc. and Vroom Automotive, LLC, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act and Texas Business and Commerce Code § 17.41 et seq. In December 2023, Vroom, Inc., Vroom Automotive, LLC and the Attorney General of the State of Texas reached a final agreement to resolve all claims in the petition, without any admission of wrongdoing by either Vroom entity. Pursuant to the agreement, which the court approved on December 13, 2023, the Company paid $2 million in civil penalties and $1 million in attorneys' fees, and agreed to abide permanently by an injunction of certain operational practices that were previously implemented.

In relation to our prior ecommerce business, we were licensed as a dealer in the states of Texas, Florida, Arizona, California, Ohio and Wisconsin. We also held a motor vehicle sales finance license in Texas in connection with our Texas dealer license, a retail installment seller license in Florida in connection with our Florida dealer license, a retail installment seller license in Pennsylvania, and filed the required notice in Arizona in connection with our Arizona dealer license. As a result of the Ecommerce Wind-Down, we have terminated nearly all such licenses.

UACC's financing operations are subject to U.S. federal, state, and local laws and regulations regarding contract origination, acquiring motor vehicle installment sales contracts from retail sellers, furnishing data to credit reporting agencies, servicing, debt collection practices, and securitization transactions. Certain states require UACC to have a sales finance license, consumer credit license, or similar applicable license. UACC has obtained licenses in all states where licensing is required. In addition, UACC is subject to enforcement by the CFPB and state consumer protection agencies, including state attorney general offices and state financial regulatory agencies. Any failure to renew or maintain or any revocation of any of UACC's licenses would materially and adversely affect our business, financial condition and results of operations. Further, any statutory or other financial penalties imposed on UACC by a regulator for violations of federal, state or local laws or regulations could materially impact our financial condition and results of operations. On November 14, 2024, the Massachusetts Office of Consumer Affairs and Business Regulation, Division of Banks, commenced a routine compliance examination of UACC that is ongoing and in its final stages. In connection therewith, the Division of Banks indicated that it intends to issue findings of compliance violations and impose penalties, but the extent and scope are still unknown until UACC receives a written report of preliminary findings and has the opportunity to respond.

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

We provide suggested offer pricing to our dealer partners as part of the CarStory platform using data science and proprietary algorithms based on a number of factors, including mechanical soundness, consumer desirability, vehicle history, market prices and relative value as prospective inventory. We also leverage the CarStory Real Market Price for certain vehicle valuations in UACC's underwriting and servicing. If we are unable to provide accurate and competitive pricing through the CarStory Real Market Price, particularly as it relates to any expanded use of the CarStory Real Market Price at UACC, our revenue, gross margins and results of operations would be affected, which could have an adverse effect on our business, financial condition and results of operations.

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

In addition, the terms of various open-source licenses have not been fully interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our platform. Our utilization of some open-source licenses in conjunction with our proprietary software might require us to make the source code for our proprietary software publicly available at no cost or require us to make our source code publicly available for modifications or derivative works, including if our source code is based upon, incorporates, or was created using the open-source software. Although we monitor our use of open-source software to avoid subjecting our software to such requirements or other conditions we do not intend, we cannot assure you that our processes for controlling our use of open-source software will always be effective. Furthermore, we could be subject to third-party claims asserting ownership of, or demanding release of, the open-source software or derivative works that we developed using such software or otherwise seeking to enforce the terms of the applicable open-source license. Such claims could result in litigation and/or substantial costs to defend and resolve. In addition to risks related to open-source license requirements, usage of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties, support services, indemnification or other contractual provisions regarding the quality of the code or intellectual property infringement claims protections, nor controls on the origin of the software. Many of the risks associated with usage of open-source software cannot be eliminated and could materially and adversely affect our business, financial condition and results of operations.

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

Our CarStory business relies on artificial intelligence to facilitate the automotive retail experience, and we intend to expand our use of artificial intelligence in connection with UACC. If our use of artificial intelligence results in inaccurate data, regulatory scrutiny, privacy concerns or is otherwise unsuccessful, it could adversely affect our business, results of operations, and financial condition.

We have made significant investments in artificial intelligence (“AI”) initiatives, including through our CarStory business and offerings. CarStory provides AI-powered analytics and digital services, including predictive market data, supporting the automotive industry. CarStory relies on AI, machine learning, automated decision making, data analytics and similar tools to analyze market trends, improve our services, provide insights to our customers and tailor our interactions with our customers (“AI Tools”). Certain of these AI Tools are proprietary to CarStory, and certain are third party AI Tools that CarStory has obtained a right to use from the applicable provider. We expect to expand our use and offerings of AI Tools, both in connection with CarStory’s business and to continue enhancing operations at UACC.

As with many technological innovations, there are significant risks involved in developing, maintaining and utilizing AI Tools and no assurance can be provided that CarStory’s or UACC's use of AI Tools will enhance our products or services, be commercially viable, or continue to be successful. If the models underlying the AI Tools are inadequately or incorrectly designed, improperly trained or used, or the data used to train them is incomplete, inadequate, inaccurate, biased, or otherwise poor data quality, our use of AI Tools may inadvertently reduce our efficiency or cause unintentional or unexpected outputs that are incorrect, insufficient, do not match our business goals, do not comply with our policies or standards, adversely affect our financial condition, business and reputation. Further if we are deemed to not have sufficient rights to use such data to train the AI Tools, then we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in various U.S. courts against other developers of AI Tools, and which has an uncertain outcome.

The market for AI Tools is complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. To the extent AI development and utilization from our industry competitors prove to be successful, or more successful than our approach, the demand for our CarStory platform or UACC services, and thus our business, could be adversely affected. Our efforts to continuously improve our AI Tools, including the introduction of new products or capabilities or changes to existing products or capabilities, may result in new or enhanced governmental or regulatory scrutiny, litigation, privacy or ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, the use of datasets to develop AI models, the content generated by AI systems, or the application of AI systems may be found to be insufficient, biased, or harmful, or violate current or future laws and regulations or deviate from consumers’ expectations of privacy. See “—Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI could adversely affect our business, results of operations, and financial condition.”

The rapid evolution of AI will require the application of resources to develop, test, maintain and improve our products and services to help ensure that the AI Tools are, and remain, accurate and efficient. The continuous development, testing, maintenance and deployment of AI Tools may also increase the cost profile of our offerings due to the nature of the computing costs involved in such systems, and may involve unforeseen difficulties including material performance problems, undetected defects or errors. We may encounter technical obstacles, and it is possible that we may discover additional problems that may prevent our proprietary AI Tools from operating properly, which could adversely affect our business, customer relationships and reputation. For instance, the models underlying AI Tools can experience decay (also known as “model drift”) in which their performance and accuracy decrease over time without further human intervention to correct such decay. Additionally, we may not be successful in our ongoing development and maintenance of these technologies in the face of novel and evolving technical, reputational, and market factors.

Any actual or perceived failure to comply with the evolving regulatory frameworks around the development and use of AI could adversely affect our business, results of operations, and financial condition.

The regulatory framework around the development and use of these emerging technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced and/or are currently considering additional laws and regulations. Both in the United States and internationally, the development and use of AI Tools are the subject of evolving regulation by various governmental and regulatory agencies, and changes in laws, rules, directives and regulations governing the use of AI Tools may adversely affect the ability of our business to use or rely on AI Tools. Additionally, existing laws and regulations may be enjoined in judicial proceedings from being enforced or may be interpreted in ways that would affect the operation of our AI Tools, or could be rescinded or amended as new administrations take differing approaches to evolving AI Tools. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business.

Already, certain existing legal regimes (e.g. relating to data privacy) that regulate certain aspects of AI, and new laws regulating AI Tools have either entered into force in the United States and the EU in 2025 or are expected to enter into force in 2026. For example, the California Privacy Protection Agency’s new regulations under the CCPA regarding the use of automated decision-making went into effect on January 1, 2026. California also enacted several laws in 2024 and 2025 that further regulate use of AI and provide consumers with additional protections around companies’ use of AI, such as requiring companies to disclose certain uses of generative AI. Other states in the U.S. have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions, and Texas’s Responsible AI Governance Act, which prohibits specified harmful uses of AI, including behavioral manipulation and unlawful discrimination. Such additional regulations, and uncertainty around whether they will survive legal challenges or how they will be enforced, may impact our ability to develop, use, procure and commercialize AI in the future.

The current government administration’s approach to investment in and regulation of AI has and is expected to continue to deviate from that of the previous administration and we will need to adapt to any changes that may result from such approach, including as the result of new or changing executive orders. For instance, the federal government may seek to preempt state laws when they seek to govern certain topics involving AI, as evidenced by the current administration’s “Ensuring a National Policy Framework for Artificial Intelligence” Executive Order signed on December 11, 2025. This order calls for federal standards and legislation that would preempt conflicting state AI regulations and create a federal litigation task force focused on challenging state AI laws in court. The current administration may continue to implement new or rescind existing federal orders and/or administrative policies relating to AI Technologies. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive.

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

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted or enforced in ways that would limit our ability to use AI Tools for our business, or require us to change the way we use AI Tools in a manner that negatively affects the performance of our products, services, and business and the way in which we use AI Tools. We may need to expend resources to adjust our products or services in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations, or decisions and/or guidance interpreting existing laws, or to adjust our business plans based on changes to how such laws are enforced, including adapting to loosened regulation to remain competitive, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Tools). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could adversely affect our business, financial condition and results of operations.

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

A number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI Tools. If we fail to obtain protection for the intellectual property rights concerning our proprietary AI Tools, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products, which could adversely affect our business, reputation and financial condition. Given the long history of development of AI Tools, other parties may have (or in the future may obtain) patents or other proprietary rights that would prevent, limit or interfere with our ability to make, use or sell our own AI Tools.

We may use AI tools, including tools provided by third parties, to develop or assist in the development of our own software code. While use of such tools makes our development process more efficient, AI Tools have sometimes generated content that is “substantially similar” to proprietary or open source code on which the AI Tool was trained. If the AI Tools we use generate code that is too similar to other proprietary code, or to software processes that are protected by patent, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI generated software code. If our tools generate code that is too similar to open source code, we risk losing protection of our own proprietary code that is commingled with such code. Finally, to the extent we use third-party AI Tools to develop software code, the terms of use of these tools may state that the third-party provider retains rights in the generated code.

We are currently the registrant of the vroom.com, carstory.com, vast.com and unitedautocredit.net internet domain names and various other related domain names. The regulation of domain names in the United States is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain domain names that are important for our business.

In addition, we have registered certain trademarks that are important to our business, such as the “Vroom®”, “Sell Us Your Car®”, “CarStory®”, “Vast®” and “United Auto Credit®” trademarks. While we are seeking and have secured registration of several of our trademarks in the U.S. and other foreign jurisdictions (including Canada and Europe), it is possible that others may assert senior rights to similar trademarks and seek to prevent our use and further registration of our trademarks in certain jurisdictions. Additionally, our pending trademark or service mark applications may not result in such marks being registered in a timely manner or at all. If we fail to adequately protect or enforce our rights under these trademarks, we may lose the ability to use those trademarks or to prevent others from using them, which could adversely harm our reputation and our business, financial condition and results of operations.

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

Our CarStory business has a number of patents, Vroom, Inc. has one patent and one pending patent application, and we may obtain additional patents in the future. We may fail to apply for patents on important products, methods and technologies in a timely fashion or at all, or we may fail to apply for patents in potentially relevant jurisdictions. Moreover, we may fail to obtain issuance of any of the patent applications we do file. Effective protection of patents is complex, expensive and difficult to maintain, both in terms of filing costs as well as the costs of defending and enforcing our rights in our patents. For example, the U.S. Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural requirements to complete the patent application process and to maintain issued patents, and noncompliance or non-payment could result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in a relevant jurisdiction.

Our agreements with employees, consultants, and third parties may not effectively prevent unauthorized use of our intellectual property, and we may be subject to claims asserting misappropriation of trade secrets or other confidential or sensitive information or ownership of what we regard as our own intellectual property.

As part of our efforts to protect our intellectual property, technology and confidential information, we require employees and contractors who may be involved in the creation or development of intellectual property to enter into confidentiality and assignment of inventions agreements, and we also require certain third parties to enter into nondisclosure agreements. However, we may not be successful in having all such employees, contractors or third parties enter into such agreements. These agreements may not effectively grant all necessary rights to any inventions that may have been developed by our employees and consultants. In addition, while these agreements provide us with contractual remedies upon unauthorized use or disclosure of our intellectual property or confidential information, such agreements may not effectively prevent such unauthorized use or disclosure, and we may not be able to detect such unauthorized activity. Moreover, the assignment of intellectual property rights pursuant to such agreements may not be self-executing or the assignment agreement may be breached, and we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property.

Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims or to enforce our own intellectual property rights, which could be costly and time-consuming. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and divert the attention of management.

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

In connection with the Prepackaged Chapter 11 Case and our emergence from bankruptcy, trade creditors and all other general unsecured creditors of Vroom, Inc. were unimpaired. Upon the Company’s emergence from the Prepackaged Chapter 11 Case, our former noteholders received, among other things, their pro rata share of 92.94% of the Common Stock in the reorganized company, and the holders of the existing common stock of the Company received their pro rata share of 7.06% of the Common Stock in the reorganized Company and their pro rata share of the new Warrants exercisable upon the Company reaching certain benchmarks pursuant to the terms of the proposed new Warrants. In addition, 15% of our Common Stock outstanding as of immediately following the effectiveness of the Plan was reserved for issuance as awards under a post-restructuring management incentive plan consisting of 10% restricted stock units and 5% options. Issuances of Common Stock (or securities convertible into or exercisable for Common Stock) under the Plan, any equity awards or management incentive plan and any exercises of the Warrants or conversion rights for shares of Common Stock diluted the voting power of the outstanding common stock, and may adversely affect the trading price of our Common Stock in the future.

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
•
the listing status of our Common Stock and Warrants on a national securities exchange;
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
•
issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock, including upon exercise of our outstanding Warrants or conversion of our 2030 Notes;
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

As a result, volatility in the market price of our Common Stock may prevent investors from being able to sell their Common Stock at or above the price which they paid for them. These broad market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Common Stock is low. As of December 31, 2025, we had 364,281 Warrants outstanding, each exercisable for one share of Common Stock at an exercise price of $60.95 per share, which expire on January 14, 2030. In addition, we had $10.0 million aggregate principal amount of 2030 Notes outstanding, which are convertible into up to 285,714 shares of Common Stock under certain circumstances. The Warrants commenced trading on the OTCQX Best Market under the symbol "VRMWW" on July 7, 2025. The exercise of the Warrants or conversion of the 2030 Notes would dilute existing stockholders and could adversely affect the market price of our Common Stock. Furthermore, the sale or potential sale of shares issuable upon exercise of the Warrants or conversion of the 2030 Notes could create downward pressure on the trading price of our Common Stock. As a result, you may suffer a loss on your investment. Broad market and industry fluctuations, as well as general economic, political, regulatory, and market conditions, may negatively impact the market price of our Common Stock.

We have experienced significant declines in the market price of our common stock, and it could continue to decline in the future, including as a result of the execution and implementation of our Long-Term Strategic Plan. Accordingly, any trading in our Common Stock will be highly speculative and pose substantial risks to purchasers of our Common Stock.

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

On January 14, 2025, we entered into a warrant agreement (the “Warrant Agreement”) with Equiniti Trust Company LLC, as warrant agent. In accordance with the Prepackaged Chapter 11 Case and pursuant to the Warrant Agreement, on January 14, 2025, the Company issued warrants ("Warrants") to purchase an aggregate of 364,516 shares of the Company’s Common Stock at an exercise price of $60.95 per share, to our stockholders. Each Warrant was immediately exercisable upon the issuance date and will expire five years from the issuance date. On July 7, 2025, the Warrants commenced trading on the OTCQX Best Market under the symbol “VRMWW”.

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

On February 20, 2025, our newly issued Common Stock was listed for trading on the Nasdaq Global Market under the ticker symbol "VRM". On July 7, 2025, our Warrants commenced trading on the OTCQX Best Market under the symbol “VRMWW”. There can be no assurance that we will continue to meet Nasdaq listing requirements, or those of any other national securities exchange. If we are unable to remain listed on a national securities exchange, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations and analyst coverage for our Common Stock, and reduced liquidity for the trading of our securities.

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

As a public company, we face significant legal, accounting, administrative and other costs and expenses. We are subject to the Exchange Act, the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act of 2002, as amended (the "Sarbanes Oxley-Act"), the Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), the Public Company Accounting Oversight Board (“PCAOB”) and the rules and standards of any national securities exchange on which our securities are listed, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to, among other things:

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

In addition, the need to continue to develop the corporate infrastructure demanded of a public company may also divert management’s attention from implementing our business strategy, which could prevent us from improving our businesses, financial condition and results of operations. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

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

As of December 31, 2025, we are a “smaller reporting company” as defined under the rules promulgated under the Exchange Act. We will remain a smaller reporting company until the fiscal year following the determination that either (i) the value of our voting and non-voting common shares held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter or (ii) our annual revenues are $100 million or more during the most recently completed fiscal year and the value of our voting and non-voting common shares held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements and not being required to provide selected financial data, or supplemental financial information.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Policies and Estimates” in Part II, Item 7 of this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including, among others, those related to the fair value of finance receivables, income taxes, stock-based compensation, as well as impairment of long-lived assets. In connection with our emergence from the Prepackaged Chapter 11 Case, we adopted fresh start accounting in accordance with ASC 852, which required us to make significant estimates and assumptions regarding the fair value of our assets and liabilities, including finance receivables, intangible assets, and the allocation of our reorganization value. These fair value estimates were based on assumptions and judgments that are inherently uncertain, and actual results may differ materially from these estimates. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Common Stock.

The implementation of new accounting requirements or other changes to GAAP could have a material adverse effect on our reported results of operations and financial condition.

We are subject to scrutiny and changing expectations from investors, consumers, employees, regulators, and others regarding environmental, social and governance matters.

Expectations are shifting related to companies' environmental, social and governance (“ESG”) practices and reporting, including regarding climate, human capital, and other matters. Stakeholders’ expectations continue to evolve; moreover, they are not uniform, and at times are conflicting. Addressing these expectations comes with inherent costs and complexity, and any failure to successfully navigate these expectations may adversely impact our brand, reputation, customer retention, or other aspects of our business.

Any efforts to improve our ESG profile or respond to stakeholder expectations can be costly and may not have the desired effect. Our ability to achieve any ESG objective is subject to numerous risks, many of which are outside of our control. Examples of such risks include evolving methodologies, standards and data availability and quality, along with stakeholder perceptions on such matters, which may impact our customer, employee, and other stakeholder relations.

If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, customer attraction and retention, access to capital and employee retention. In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. Such laws are complex and at times divergent, which may increase costs and complexity of compliance and any associated risks. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, customer attraction and retention, access to capital and employee retention. Some of our stakeholders may be subject to similar expectations, which may result in additional or augmented risks on such matters.

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

As of December 31, 2025, we had substantial U.S. federal net operating loss (“NOL”) carryforwards, the utilization of which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Some of our U.S. federal NOL carryforwards will begin to expire in 2028, with the remaining losses having no expiration. Please refer to Note 18 of our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a further discussion of the carryforward of our NOLs. As of December 31, 2025, we maintain a full valuation allowance for our net deferred tax assets.

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

We are subject to U.S. federal income tax, as well as income tax in certain states. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, changes in tax laws, regulations, accounting principles or interpretations thereof, which could materially and adversely impact our cash flows and our business, prospects, financial condition and results of operations in future periods. Increases in our effective tax rate could also materially affect our net results. In addition, the U.S. government may enact significant changes to the taxation of business entities including, among others, changes in the corporate income tax rate and the imposition of minimum taxes, which may have a material impact on our customers, our business, results of operations and financial condition. For example, the One Big Beautiful Bill Act (“OBBBA”), enacted on July 4, 2025, revised certain key business tax provisions, including the reinstatement of bonus depreciation deductions for acquisitions of qualified property, the restoration of EBITDA-based business interest expense limitation, the expansion of rules related to deductibility of executive compensation, and the implementation of changes relating to the computation of certain taxes in respect of non-U.S. activities. The long-term effects on the results of operations and cash flows remain uncertain and could be significant. We cannot predict whether the U.S. Congress or any state or local governmental body, will enact new tax legislation (including increases to tax rates), whether the U.S. Internal Revenue Service (the “IRS”) or any other tax authority will issue new regulations or other guidance, nor can we predict what effect such legislation or regulations might have. Further, we are subject to the examination of our income and other tax returns by the IRS and state and local tax authorities, which could have an impact on our business, financial condition and results of operations.

Our tax attributes and future tax deductions may be reduced or significantly limited as a result of the consummation of the Plan and any restructuring or reorganization in connection therewith.

Generally, any discharge of our debt obligations as a result of the Prepackaged Chapter 11 Case for an amount less than the debt’s adjusted issue price may give rise to cancellation of indebtedness income. Under Section 108 of the Code, a taxpayer is required to exclude cancellation of indebtedness income from gross income if the debtor is under the jurisdiction of a court in a case under Chapter 11 of the Bankruptcy Code and the discharge of debt occurs pursuant to that proceeding. As a consequence of such an exclusion, we are required to reduce certain of our tax attributes.

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

To the extent, if any, that U.S. federal NOL carryforwards, other losses and credits generated by us prior to emergence from bankruptcy are available as deductions after emergence, our ability to utilize such deductions may be limited by Section 382 of the Code. Section 382 of the Code provides rules limiting the utilization of a corporation’s NOLs and other losses, deductions and credits following an ownership change (as described above). An exception to the limitations under Section 382 of the Code generally applies when, among other requirements, so-called “qualified creditors” and shareholders of a corporation in Chapter 11 receive, in respect of their claims and interests, as applicable, at least 50% of the vote and value of the stock of the corporation pursuant to a confirmed Chapter 11 plan (the “382(l)(5) Exception”). We believe that the transactions consummated pursuant to the Plan have resulted in an ownership change, and we expect that the application of the 382(l)(5) Exception could result in significant future cash tax savings over other alternative approaches. However, if we utilize the 382(l)(5) Exception and have an ownership change within two years of the issuance of shares pursuant to the Plan, we may lose all of our NOL carryforwards. Although we believe that the transactions consummated pursuant to the Plan satisfy the requirements of the 382(l)(5) Exception, the requirements are complex and no assurances can be provided as to their satisfaction. More generally, the rules relating to the use of pre-bankruptcy tax attributes by a corporation emerging from a bankruptcy are inherently uncertain. Accordingly, there cannot be any assurance that we will be entitled to use such attributes following our emergence from the Prepackaged Chapter 11 Case.

General Risk Factors

Our business is subject to the risk of natural disasters, adverse weather events and other catastrophic events, such as war and terrorism.

Our business is vulnerable to damage or interruption from earthquakes, fires, floods, hurricanes, power losses, telecommunications failures, terrorist attacks, acts of war, global pandemics, human errors and similar events. The third-party systems and operations on which we rely are subject to similar risks. For example, a significant natural disaster, such as an earthquake, fire, flood or hurricane could have an adverse effect on our businesses, financial condition and operating results, and our insurance coverage may be insufficient to compensate us for losses that may occur. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects, as well as chronic physical changes that may have similar impacts. We may not have sufficient protection or recovery plans in some circumstances. As we rely heavily on our computer and communications systems and the internet to conduct our businesses and provide high-quality customer service, any disruptions could negatively affect our ability to run our businesses, which could have an adverse effect on our businesses, financial condition, and operating results.

War and acts of terrorism in the United States and abroad could also cause disruptions in our businesses, consumer demand or the economy as a whole. For example, ongoing geopolitical conflicts and war around the world could result in a slowdown in global economic growth, rising inflation, market disruptions and increased volatility in commodity prices in the United States. The extent and duration of the military actions, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. The broader consequences of geopolitical tensions, such as embargoes, regional instability and geopolitical shifts; airspace bans relating to certain routes, or strategic decisions to alter certain routes; and potential retaliatory action by governments against companies, cannot be predicted. For example, recent escalations of conflict may cause oil and gasoline inflation, reduce consumer purchasing power, and increase default rates within the UACC portfolio, while heightening the risk of cyberattacks. We may incur expenses or delays relating to such events outside of our control, which could have a material adverse impact on our business, operating results and financial condition. Any such disruptions may also magnify the impact of other risks described in this Risk Factors section.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We use the National Institute of Standards and Technology (NIST) Risk Management Framework (RMF) to guide our security program in support of maintaining compliance with requirements such as the Sarbanes-Oxley Act, the Payment Card Industry Data Security Standard, and the Gramm-Leach-Bliley Act. While we do not claim full compliance with all elements of the standards, this comprehensive framework helps us consistently identify, assess, and manage cybersecurity risks appropriate to our business.

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
•
an information security program, led by our Senior Director of Information Security, principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•
annual tabletop exercises for incident response involving relevant members from the Company’s executive management, information security, legal and other teams to test and improve our response plans; and
•
a third-party risk management process for service providers, suppliers, and vendors based on their criticality and risk profile.

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

Vroom’s Senior Director of Information Security reports to the Committee on a quarterly basis on our cybersecurity risks. In addition, the Senior Director of Information Security updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee periodically reports to the full Board regarding its activities, including those related to cybersecurity. Committee members receive presentations on cybersecurity topics from our Senior Director of Information Security, internal security staff or external experts as part of the Committee’s continuing education on topics that impact public companies.

Our Chief Technology Officer has primary responsibility for our overall cybersecurity risk management program and supervises both our internal information security program and personnel, as well as certain of our retained external cybersecurity consultants. She has over twenty-five years of experience in the technology industry. Our Senior Director of Information Security is the head of the Company’s cybersecurity team and reports directly to the SVP of Engineering. The Senior Director of Information Security, who maintains CISSP and CCISO certifications, has 25 years of experience in the technology industry with 15 years of experience in cybersecurity.

Our executive management team, including Vroom’s Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, VP of Human Resources, and Chief Technology Officer, stays informed and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal information security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

In addition, UACC leases office space in Fort Worth, Texas, consisting of approximately 106,500 square feet of space under a lease that expires on September 30, 2031. UACC uses this space as its servicing center and to support UACC's retail indirect financing, including servicing, collections, remarketing and recovery operations. UACC also leases office space outside of Buffalo, New York, consisting of approximately 12,000 square feet of space under a lease that expires January 1, 2032. UACC uses this space as its buyer center and to conduct credit underwriting operations in support of its indirect retail financing. The Fort Worth and Buffalo spaces support our Retail Financing segment.

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

Item 4. Mine Safety Disclosures

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information regarding our executive officers and directors as of the date of this Annual Report on Form 10-K.

Name	Age	Position(s)
Robert J. Mylod, Jr.	59	Chairperson of the Board
Robert R. Krakowiak	55	Vice Chair of the Board
Timothy M. Crow	70	Director
Michael J. Farello	61	Director
Laura G. O'Shaughnessy	48	Director
Matthew J. Pietroforte	38	Director
Nikul Patel	53	Director
Thomas H. Shortt	57	Chief Executive Officer, Director, and President and Chief Executive Officer of UACC
Jon Sandison	38	Chief Financial Officer
Anna-Lisa Corrales	50	Chief Legal Officer, Chief Compliance Officer and Secretary

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

Robert R. Krakowiak has served as a Director and Vice Chair of the Board of Directors since May 2024. Prior to that, Mr. Krakowiak was Chief Financial Officer and Treasurer of the Company from September 2021 to May 2024. Prior to that, he served as Chief Financial Officer and Treasurer of Stoneridge Corporation since August 2016 and was appointed as Executive Vice President in October 2018. Prior to joining Stoneridge, Mr. Krakowiak served as Vice President, Treasurer and Investor Relations at Visteon Corporation from 2012 until August 2016. Prior to that, Mr. Krakowiak held various financial positions at Owens Corning from 2005 to 2012. Mr. Krakowiak holds Bachelor of Science and Master of Science degrees in Electrical Engineering from the University of Michigan and an M.B.A. from the University of Chicago Booth School of Business. We believe that Mr. Krakowiak’s experience as our former Chief Financial Officer, along with his extensive financial, automotive industry and leadership experience, qualifies him to serve on our Board of Directors.

Timothy M. Crow has served on our Board of Directors since October 2022. Mr. Crow is the Chief Executive Officer and Managing Director of Fernwood Holdings, a venture capital investment firm focused on hyper-growth innovators. Mr. Crow has led an accomplished career spanning more than 20 years in human capital management for leading consumer retail companies. From May 2002, Mr. Crow served in roles of increasing responsibility at The Home Depot, Inc., the world’s largest home improvement specialty retailer, culminating in his role as Executive Vice President, Chief Human Resources Officer from February 2007 to July 2017. Prior to that, Mr. Crow served as Senior Vice President, Human Resources of Kmart Corporation, a leading general merchandise retailer, from May 1999 through May 2002. Mr. Crow previously served as a director of Milacron Holdings, Corp., a global leader in the plastic technology and processing industry, where he chaired its Leadership Development and Compensation Committee, and currently serves as a director of a number of private companies. Mr. Crow earned a Bachelor of Arts degree from California State University at Northridge. We believe that Mr. Crow’s extensive leadership experience, human capital management expertise, and investment experience qualifies him to serve on our board of directors.

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

Laura G. O’Shaughnessy has served on our Board of Directors since May 2020. Ms. O’Shaughnessy is a strategic growth and operations consultant for a number of direct to consumer brands. From December 2022 to December 2024, Ms. O’Shaughnessy served as the Chief Marketing Officer and Co-Founder of Picnic Group, a data-driven consumer packaged goods company where she oversaw the scaling of founder-created consumer packaged goods brands. Previously she was the Chief Executive Officer of SocialCode, LLC, a technology company that manages digital and social advertising for leading consumer brands, which she co-founded in 2009 and led until August 2020. In addition, Ms. O’Shaughnessy oversaw business development and product strategy for the Slate Group, an online publisher, where she specialized in advertising product development and strategic partnerships. Ms. O’Shaughnessy currently serves as a member of the board of directors and of the audit committee and governance committee of Acuity Brands, and on the boards of directors of a nonprofit in Washington, D.C. Ms. O’Shaughnessy holds a Bachelor of Arts in Economics from the University of Chicago and a Master of Business Administration from the MIT Sloan School of Management. We believe Ms. O’Shaughnessy’s extensive leadership experience, including serving in a chief executive officer role, and digital and technology expertise, qualifies her to serve on our Board of Directors.

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

Nikul Patel has served on our Board of Directors since April 2025. Since November 2025, Mr. Patel has served as the Chief Growth Officer of LoanDepot Inc. From November 2019 to November 2025, he served as CEO of LoanGlide, Inc., an embedded financing platform for personal loans that he co-founded. Prior to that, Mr. Patel held a variety of leadership roles at LendingTree, Inc. from June 2012 to February 2019, including serving as Chief Strategy Officer, Chief Product Officer, Chief Operating Officer, Chief Technology Officer and Senior Vice President Product. From 2012 to 2019, he served in a variety of roles at Intel Corporation. Previously, Mr. Patel also held leadership roles, including President, Products at Bills.com, Inc. and Chief Operating Officer and Vice President at predecessor company Home-Account, Inc. together from 2009 to 2012. In 2003, he co-founded Movoto.com, an online real estate search platform. Mr. Patel has served on the Board of Directors for Skyline Champion Homes (NYSE:SKY) since July 2022. In the past, he has also served on the Board of Directors for Data-Axle Inc. from July 2019 to July 2025, and GetAround, Inc. from May 2024 to June 2025. Mr. Patel holds a Bachelor of Science in Electronics and Communication Engineering from Gujarat University, a Master of Science in Computer Engineering from Florida Atlantic University, and a Master of Business Administration from the Wharton School at the University of Pennsylvania. He also holds a Directorship Certification from National Association of Corporate Directors (NACD) and a CyberRisk Oversight Program Certification from NACD in partnership with Carnegie Mellon University. We believe Mr. Patel’s expertise in consumer finance, technology and cybersecurity, as well as in corporate governance and business operations, qualifies him to serve on our Board of Directors.

Thomas H. Shortt has served as the Company's Chief Executive Officer since May 2022 and previously served as the Company's Chief Operating Officer from January 2022. Since March 1, 2024, Mr. Shortt has also served as the President of UACC. Prior to joining Vroom, Mr. Shortt served as Senior Vice President at Walmart Inc. starting in 2018, where he developed the ecommerce supply chain strategy and led improvements through the use of analytics, processes and systems. Prior to his time at Walmart, Mr. Shortt served as Senior Vice President of Supply Chain at The Home Depot, Inc. starting in 2013, and previously held senior leadership roles with an emphasis on change management and business transformation, at ACCO Brands Corporation, Unisource Worldwide, Inc., Fisher Scientific International, Inc. and Office Depot, Inc. Mr. Shortt holds a Bachelor’s degree in Accounting from the University of Akron and is a graduate of the Harvard Business School Advanced Management Program. We believe that Mr. Shortt’s service as our chief executive officer and his expertise in transformation, ecommerce, operations, supply chain, data analytics and change management qualifies him to serve on our Board of Directors.

Jon Sandison has served as the Company's Chief Financial Officer since May 2025. Beginning in February 2024, he served as the Chief Financial Officer of UACC. Prior to that, Mr. Sandison was the Vice President of Investor Relations and Financial Planning & Analysis at Vroom, after starting at the Company in October 2022. Previously, Mr. Sandison led global Financial Planning & Analysis at Stoneridge, Inc., from 2017 to 2022. He also held leadership roles in Treasury and Financial Planning & Analysis at Yazaki North America from 2015 to 2017 and leadership roles in Commercial and Community Banking at J.P. Morgan Chase from 2009 to 2015. Mr. Sandison holds a Bachelor of Business Administration from Wayne State University.

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

On November 21, 2024, we received notice from Nasdaq that trading of our common stock would be suspended at the opening of business on December 2, 2024. The Company’s common stock began trading on the over-the-counter market on December 2, 2024 under the symbol “VRMMQ.” Subsequent to our emergence from the Prepackaged Chapter 11 Case, on February 20, 2025, our Common Stock was listed and began trading on the Nasdaq Global Market under the ticker symbol “VRM”. On July 7, 2025, the Warrants commenced trading on the OTCQX Best Market under the symbol “VRMWW”.

Holders of Record

We are authorized to issue up to 250,000,000 shares of Common Stock and up to 5,000,000 shares of preferred stock. As of March 24, 2026, there were 13 stockholders of record of our Common Stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not declared or paid any cash dividends on our common stock during the fiscal year and do not currently anticipate paying cash dividends in the foreseeable future.

Purchases of equity securities by the Issuer or affiliated purchasers

None.

Recent sales of unregistered securities

There were no sales of unregistered securities during the quarter ended December 31, 2025.

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

Recent Events

Issuance of Preferred Stock Units

On January 16, 2026, Vroom Automotive, LLC, a Delaware limited liability company and an indirect subsidiary of Vroom Inc. issued to SPE Holdings 2026-1, a Delaware statutory trust (“SPE Holdings”), 15,000 newly issued Series A preferred units and 7,500 newly issued Series B preferred units (collectively, the "Vroom Automotive Preferred Units") for aggregate gross proceeds of $22.5 million, pursuant to a Preferred Unit Purchase Agreement.

The Vroom Automotive Preferred Units will be entitled to receive a quarterly preferential distribution, equal to the liquidation preference of such Vroom Automotive Preferred Units multiplied by a variable distribution rate, which will reset on each quarterly distribution date in an amount equal to the ninety (90) day average of the Secured Overnight Financing Rate (SOFR) plus a spread of 8.25% for Series A Preferred Units and 9% for Series B Preferred Units. The Series B Preferred Units are convertible into common units of Vroom Automotive at the option of the Counterparty at any time. The Series A Preferred Units are not convertible.

Issuance of Related Party Notes

On November 25, 2025, we entered into a Note Purchase Agreement with Robert J. Mylod, Jr., pursuant to which the Company issued Senior Secured Delayed Draw Notes due 2026 (the “Delayed Draw Notes”) in a maximum aggregate principal commitment amount of $10.5 million, which matures on November 25, 2026. As of December 31, 2025, the Company drew $10.5 million against the Delayed Draw Notes.

On August 29, 2025, we issued $10.0 million aggregate principal amount of 5.00% Convertible Notes due 2030 (the “2030 Notes”). The 2030 Notes were issued pursuant to a Note Purchase Agreement with Annox Capital, LLC and Robert J. Mylod, Jr., the Managing Partner of Annox Capital, LLC and the Independent Executive Chair of the board of directors of the Company.

Recapitalization of Balance Sheet Debt: the Prepackaged Chapter 11 Case

On November 13, 2024, we commenced a voluntary proceeding (the "Prepackaged Chapter 11 Case") under Chapter 11 of the United States Code, 11 U.S.C. §§ 101-1532, as amended from time to time in the United States Bankruptcy Court for the Southern District of Texas under the name “In re Vroom, Inc.” None of our subsidiaries were debtors in the Chapter 11 proceedings.

On January 14, 2025 (the “Effective Date”), the conditions to the effectiveness of the prepackaged plan of reorganization (the “Plan”) were satisfied or waived and the Plan became effective. We emerged from the Prepackaged Chapter 11 Case on January 14, 2025. On February 20, 2025, our Common Stock was listed for trading on the Nasdaq Global Market.

In connection with the Prepackaged Chapter 11 Case, the ordinary course operations of Vroom, Inc.’s subsidiaries continued with minimal impact. We emerged without any remaining Convertible Notes due 2026 (the “2026 Notes”).

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

Even though we have emerged from bankruptcy, our Prepackaged Chapter 11 Case could have a material adverse effect on our business, financial condition, results of operations and liquidity as we may not realize all of the intended benefits of the Prepackaged Chapter 11 Case, the benefits may not be on the terms, in the manner, or during the time period we expect, and the costs incurred may exceed the intended benefits. Additionally, other risks we face, as described in this Annual Report on Form 10-K, may be exacerbated by the impact of our emergence from bankruptcy. All of these factors could limit our ability to pursue growth strategies for our business in the near- to mid-term. See “Liquidity and Capital Resources” for more information on our 2026 Notes and the restructuring of our debt obligations as a result of the Prepackaged Chapter 11 Case, and Part I, Item 1A Risk Factors for risks associated with the Prepackaged Chapter 11 Case and our ability to realize its intended benefits.

Conversion of Common Stock

Immediately prior to the Effective Date, there were 1,822,577 outstanding shares of our common stock, $0.001 par value per share. We adopted an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to, among other changes to our prior amended and restated certificate of incorporation, effect an automatic conversion of the common stock at a ratio of 1-for-5. As a result of the automatic conversion and the issuance of shares of common stock pursuant to the Plan, there were approximately 5,163,109 outstanding shares of newly issued common stock as of the Effective Date (the “Common Stock”).

Issuance of Warrants

On the Effective Date, we entered into a warrant agreement (the “Warrant Agreement”) with Equiniti Trust Company LLC, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, we issued warrants (the “Warrants”) to purchase an aggregate of 364,516 shares of the Common Stock, at an exercise price of $60.95 per share, to our stockholders in accordance with the Prepackaged Chapter 11 Case. Each Warrant was immediately exercisable upon the issuance date and will expire five years from the issuance date. On July 7, 2025, the Warrants commenced trading on the OTCQX Best Market under the symbol “VRMWW”.

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

UACC

UACC is an indirect lender that offers vehicle financing to consumers through a network of motor vehicle dealers under the UACC brand, focusing primarily on the non-prime market. Our non-prime credit programs aim to broaden access to vehicle ownership for individuals who would not otherwise qualify for financing. UACC’s financing is intended to help consumers build credit and ultimately be eligible for more traditional sources of financing. Prior to the Ecommerce Wind-Down, UACC also offered vehicle financing to Vroom’s customers through its ecommerce platform.

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

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting, and servicing capabilities. UACC services the retail installment sales contracts it originates or purchases and will continue to service the contracts it originated or purchased for customers of Vroom’s former ecommerce business. Because UACC focuses primarily on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. As of December 31, 2025, UACC serviced a portfolio of approximately 76,000 retail installment sales contracts with an aggregate principal outstanding balance of approximately $950.0 million.

CarStory

CarStory offers AI-powered analytics and digital services to dealers, automotive financial services companies and others in the automotive industry, which use CarStory’s solutions to enhance their customer experience and drive increased vehicle purchases.

Leveraging computer vision and AI, CarStory has curated a comprehensive used vehicle information database, including over 256 million vehicle identification numbers ("VINs"), 203 million window stickers, 4.2 billion vehicle photos and 411 million sales cycles, along with price and price elasticity models. CarStory receives data for over 4.1 million unique VINs listed for sale every day, resulting in CarStory having data for an estimated 80% of U.S. consumer vehicles. This data is aggregated with demand insights from millions of consumer sessions and data from CarStory’s proprietary VIN database to generate more accurate vehicle valuations.

CarStory helps dealers optimize their pricing by leveraging data science models for retail pricing that provide predictive pricing for marketing, buying, selling and VIN-level features. Unlike simple averages, we believe CarStory’s patented neural-net algorithm can provide a highly accurate market price (the “CarStory Real Market Price”) for vehicle valuations by accounting for factors that averages often miss, such as local market dynamics and dealer performance.

In addition to its data analytics and AI-based pricing solutions, CarStory creates and powers digital experiences for end consumers, including automotive marketplaces, vehicle market reports, and trade-in and appraisal products. CarStory's digital experiences are designed with user behavior data to engage consumers and drive more consumers to vehicle purchase decisions.

Long-Term Strategic Plan

Since announcing the Value Maximization Plan in January 2024, the Company has pivoted to executing a long-term strategic plan ("Long-Term Strategic Plan") that leverages our core assets, including Vroom and CarStory technology, to improve the profitability of the business through four strategic initiatives:

•
Build a world class lending program by focusing on using advanced models and analytics to better predict losses and drive profitable growth at UACC. We modernized our lending infrastructure by launching a proprietary automated underwriting decision engine in June 2025. This technology greatly accelerates application processing. In September 2025, we launched our redeveloped custom credit-scoring model, which we believe should better evaluate segments of risk and enhance our risk precision. We expect to continue making improvements to our advanced models and analytics in furtherance of this initiative.

•
Build a world class sales and marketing program by attracting and retaining the best dealers and driving deeper dealer engagement to enable growth. In 2025, our technology teams made substantial progress towards modernizing our infrastructure to drive speed and scalability. This included a complete overhaul of Fast Lane, UACC’s online dealer portal. Launched in early 2026, this upgraded platform leverages direct dealer feedback to minimize friction, increase application volume, and streamline the user experience.

•
Build operational excellence in originations by enhancing systemic capabilities and decisioning for a more efficient process. In 2025, we drove operational efficiency by integrating Vroom’s patented AI agent into certain aspects of UACC’s funding process. This integration helped automate verification and is intended to reduce fraud and lower the cost-per-funded contract.

•
Build operational excellence in servicing by utilizing data science, advanced analytics and technology to enable an improved approach to servicing effectiveness. We are transforming servicing effectiveness through a digital-first strategy. The launch of our native mobile apps, for iOS and Android, in 2024 and redesigned website in 2025 drove digital adoption among accountholders. These platforms empower accountholders with self-service options, reducing manual service burden. We expect to continue making targeted improvements to the mobile app, website and other components of servicing based on our data science and advanced analytics.

We remain focused on returning the UACC business to profitability by improving cumulative net loss (“CNL”), origination cost per funded contract, servicing cost per contract, and fixed costs.

Non-GAAP Financial Measures

In addition to our results determined in accordance with U.S. GAAP, we believe certain non-GAAP financial measures are useful in evaluating our operating performance.

In the period from January 15, 2025, to December 31, 2025, we changed one of the measures that we review to evaluate our performance from Adjusted EBITDA to Adjusted net income (loss). Adjusted net income (loss) is a supplemental performance measure that our management uses to assess our operating performance and the operating leverage in our business. Adjusted net income (loss) facilitates internal comparisons of our historical operating performance on a more consistent basis, therefore we use this measure for business planning purposes.

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

The following table presents a reconciliation of Adjusted net loss to net income (loss) from continuing operations, which is the most directly comparable U.S. GAAP measure (in thousands):

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,	Year Ended December 31,
	2025	2025	2025	2024
		(in thousands)
Net income (loss) from continuing operations	$(54,046)	$45,090	$(8,956)	$(138,240)
Adjusted to exclude the following:
Stock compensation expense	5,181	144	5,325	5,949
Severance expense	388	4	392	2,735
Bankruptcy costs (prepetition filing and post-emergence)	913	—	913	3,582
Reorganization items, net	—	(51,036)	(51,036)	5,564
Impairment charges	4,156	—	4,156	5,159
Adjusted net loss	$(43,408)	$(5,798)	$(49,206)	$(115,251)

Non-GAAP Combined Year Ended December 31, 2025

Our financial results for the periods from January 1, 2025 through January 14, 2025 and the year ended December 31, 2024 are referred to as those of the “Predecessor” periods. Our financial results for the periods from January 15, 2025 through December 31, 2025 is referred to as those of the “Successor” periods. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP. Although U.S. GAAP requires that we report our results for the period from January 1, 2025 through January 14, 2025 and the period from January 15, 2025 through December 31, 2025 separately, management views our operating results for the year ended December 31, 2025 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to prior periods. We believe we cannot adequately benchmark the operating results of the period from January 15, 2025 through December 31, 2025 against any of the previous periods reported in our Consolidated Financial Statements without combining it with the period from January 1, 2025 through January 14, 2025, and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics for the Successor period when combined with the Predecessor period provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Consolidated Financial Statements in accordance with U.S. GAAP, the tables and discussion below also present the combined results for the year ended December 31, 2025. The combined results for the year ended December 31, 2025 represent the sum of the reported amounts for the Predecessor period from January 1, 2025 through January 14, 2025 and the Successor period from January 15, 2025 through December 31, 2025. These combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our emergence from the Prepackaged Chapter 11 Case and are not necessarily indicative of future results. Accordingly, the results for the combined year ended December 31, 2025 (prepared on a Non-GAAP basis) and year ended December 31, 2024 (prepared on a GAAP basis) may not be comparable, particularly for statement of operations line items significantly impacted by the Reorganization transactions and the impact of fresh start accounting.

Key Factors and Trends Affecting our Operating Results

Our financial condition and results of operations have been, and will continue to be, affected by a number of factors and trends, including the following:

Fresh Start Accounting

Upon emergence from the Prepackaged Chapter 11 Case, we adopted fresh start accounting in accordance with FASB Codification Topic 852, Reorganizations ("ASC 852") and became a new entity for financial reporting purposes. As a result, the consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables, which emphasizes the lack of comparability between amounts presented. References to “Successor” relate to our financial position and results of operations after the Effective Date. References to “Predecessor” refer to our financial position and results of operations on or before the Effective Date. For further information on comparability of Predecessor and Successor periods, see discussion within Results of Operations section below.

Ability to manage credit losses

While credit losses are inherent in the automotive finance receivables business, several variables have negatively affected UACC’s recent loss and delinquency rates, including higher interest rates, the current inflationary environment and vehicle depreciation, which has negatively impacted the fair value of our finance receivables and the losses recognized for the year ended December 31, 2025. While we expect long term improvements in our finance receivable portfolio, we expect some downward trends to continue to negatively impact our business into 2026. UACC primarily operates in the non-prime sector of the market which tends to have more volatility. In 2020 and 2021, COVID related stimulus and used vehicle appreciation resulted in significantly lower delinquencies and subsequent losses. In late 2022 and 2023, delinquencies and loss rates rose as a result of the aforementioned factors and, in response, we implemented changes to tighten our credit program. We initially saw some improvements with the 2023 and 2024 vintages as a result of these changes. Subsequently, macroeconomic factors have negatively impacted these vintages. This unfavorable loan performance continued on 2025 originations, resulting in us making further refinements to our credit program in order to improve performance. We also intend to leverage CarStory data to improve VIN-level valuations to support underwriting decisions and servicing operations. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased and any future decreases on available advance rates may have an adverse impact on our liquidity.

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

Ability to continue to access capital

UACC has three senior secured warehouse credit facility agreements (the “Warehouse Credit Facilities”), which are primarily used to finance the origination of finance receivables as well as to provide funding for general operating activities. UACC has also developed a securitization program that involves selling finance receivables to securitization trusts through the private issuance of asset-backed securities which are collateralized by the finance receivables. There can be no assurance that UACC will be able to complete additional securitizations in the future, particularly if the securitization markets become constrained.

The success of UACC's business is highly dependent on the ability to continue to access capital through both its warehousing arrangements and securitization program. As a result of fluctuating interest rates, the current inflationary environment and vehicle depreciation in the used automotive industry, UACC is experiencing higher loss severity. Certain advance rates available to UACC on borrowings from UACC’s Warehouse Credit Facilities have decreased and any future decreases on available advance rates may have an adverse impact on our liquidity. Events in our industry or in industries adjacent to ours could make it more difficult for UACC to obtain financing. For example, in September 2025, an unrelated subprime auto lender declared bankruptcy. Subsequently, federal authorities alleged that the bankruptcy was due to fraudulent activity. We continue to evaluate our controls to ensure appropriate pledging of collateral balances continues to be effective.

As of December 31, 2025, we had three of our Warehouse Credit Facilities, with an aggregate borrowing capacity of $600 million, expiring in June 2026, August 2026 and April 2027, respectively. We are in ongoing discussions with the warehouse lenders to extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all. The remaining fourth Warehouse Credit Facility, which had a borrowing capacity of $200 million, expired on July 21, 2025, pursuant to its terms, and we elected not to renew this commitment on the basis that borrowing capacity from our other Warehouse Credit Facilities is sufficient to support our current operational needs.

See "Risk Factors—We may not generate sufficient liquidity to operate our business, UACC's securitizations may expose it to financing and other risks, and there can be no assurance that it will be able to access the securitization market in the future, which may require it to seek more costly financing, and, UACC may be unable to continue to access or renew funding sources and obtain capital needed to maintain and grow its business" in this Annual Report on Form 10-K for the year ended December 31, 2025.

Ability to optimize our dealer network to increase vehicle finance offerings

We intend to moderately grow our automotive financing business while focusing on achieving profitability. UACC intends to optimize its dealer network over time. UACC provides funding that allows independent motor vehicle dealers and manufacturer-franchised dealers to finance vehicles for their customers. Currently, UACC serves a nationwide network of thousands of dealers in 49 states. UACC's credit programs are primarily designed to serve consumers in the non-prime market, who have limited access to traditional vehicle financing. In mid-2024, we began indirectly offering competitive vehicle financing services to consumers with slightly higher, or “near-prime,” credit scores compared to our historical customer base. The Near-Prime Program is still in its early stages and a small percentage of our portfolio. We also intend to drive dealer and customer engagement through technology innovations.

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

Macroeconomic Factors

The United States and global economies have recently and are continuing to experience a sustained inflationary environment. The Federal Reserve’s efforts to tame inflation have led to increased interest rates, which affects automotive finance rates and our borrowing rates, thereby reducing discretionary spending and impacting consumer sentiment and making vehicle financing more costly and less accessible or desirable to many consumers. While interest rate cuts were expected in 2024, only slight cuts were enacted in the latter half of that year. While additional cuts were made in 2025, based on the March 2026 meeting, the Federal Reserve officials voted to keep interest rates steady. We are not able to predict if, when, and to what degree rates may change and the impact it may have on the economy and our business.

In addition, the current U.S. Presidential administration has implemented significant tariffs on imports to the United States, including tariffs on automobiles, auto parts, steel, and aluminum. While the U.S. has reached trade agreements with certain countries that reduced tariff rates on some automotive goods, tariffs on imports from other countries, including Canada and Mexico, remain elevated. Many countries have imposed retaliatory tariffs as well as other trade restrictions and retaliatory measures. Such significant tariffs, restrictions or other retaliatory measures have had, and could continue to have a major impact on the United States automotive industry, which depends heavily on cross border trade. Should additional tariffs be implemented and sustained by the United States and other countries for an extended period of time, they would have a significant adverse effect, including financial, on the automotive industry. Further, any additional restrictions by the United States or other governments would exacerbate the impact, as could the uncertainty regarding the magnitude or duration of these measures. Additionally, fragility in the supply chain exacerbated by tariffs and other industry concerns, such as restrictions related to rare earth minerals, increases the risk of production disruptions in the automotive industry. Steps taken by governments to implement tariffs or other restrictions on raw materials (including steel, aluminum and rare earth minerals), automobiles, parts, and other products and materials have disrupted existing supply chains and imposed additional costs on businesses in the automotive industry in the United States and globally. While negotiations regarding tariffs and other restrictions are ongoing and changing rapidly, the resulting environment of tariffs and other trade restrictions or barriers have increased automobile prices in the U.S. and caused volatility, this could lead to negative consumer sentiment and in turn, decreased consumer demand for automobiles, and in turn, decreased demand for motor vehicle contracts financed through UACC, which has negatively impacted and could continue to negatively impact our results of operations, cash flows, and financial condition.

Moreover, events in our industry or in industries adjacent to ours could make it more difficult for UACC to obtain financing. For example, in September 2025, an unrelated subprime auto lender declared bankruptcy. Subsequently, federal authorities alleged that the bankruptcy was due to fraudulent activity. We continue to evaluate our controls to ensure appropriate pledging of collateral balances continues to be effective.

Further, geopolitical conflicts and war, including those in Europe and the Middle East, have increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets. Ongoing economic and political disruption, or a significant escalation or expansion of such disruption could continue to impact consumer sentiment and spending, broaden inflationary costs, and could have a material adverse effect on our results of operations. For example, recent escalations of conflict may cause oil and gasoline inflation, reduce consumer purchasing power, and increase default rates within the UACC portfolio, while heightening the risk of cyberattacks.

We will continue to actively monitor and develop responses to these disruptions, including the developing role that geopolitical, climate, and labor concerns are playing in trade relations, but depending on the duration and severity of such events, these trends could continue to negatively impact our business into 2026.

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

The following table presents our consolidated results of operations for the periods indicated:

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,	Year Ended December 31,
	2025	2025	2025	2024	$ Change	% Change
			(in thousands)
Interest income	$171,650	$7,183	$178,833	$201,833	$(23,000)	(11.4)%

Interest expense:
Warehouse credit facility	17,584	1,017	18,601	29,276	(10,675)	(36.5)%
Securitization debt	32,966	1,178	34,144	30,084	4,060	13.5%
Total interest expense	50,550	2,195	52,745	59,360	(6,615)	(11.1)%
Net interest income	121,100	4,988	126,088	142,473	(16,385)	(11.5)%

Realized and unrealized losses, net of recoveries	97,259	6,792	104,051	119,868	(15,817)	(13.2)%
Net interest income after losses and recoveries	23,841	(1,804)	22,037	22,605	(568)	(2.5)%

Noninterest income:
Servicing income	4,690	192	4,882	6,501	(1,619)	(24.9)%
Warranties and GAP income, net	14,466	307	14,773	(2,610)	17,383	666.0%
CarStory revenue	6,914	432	7,346	11,610	(4,264)	(36.7)%
Other income	10,377	113	10,490	10,850	(360)	(3.3)%
Total noninterest income	36,447	1,044	37,491	26,351	11,140	42.3%

Expenses:
Compensation and benefits	70,222	2,823	73,045	97,293	(24,248)	(24.9)%
Professional fees	11,871	297	12,168	12,035	133	1.1%
Software and IT costs	11,869	457	12,326	15,083	(2,757)	(18.3)%
Depreciation and amortization	3,350	1,057	4,407	29,086	(24,679)	(84.8)%
Interest expense on corporate debt	2,797	176	2,973	5,826	(2,853)	(49.0)%
Impairment charges	4,156	—	4,156	5,159	(1,003)	(19.4)%
Other expenses	9,775	371	10,146	16,294	(6,148)	(37.7)%
Total expenses	114,040	5,181	119,221	180,776	(61,555)	(34.1)%

Loss from continuing operations before reorganization items and provision for income taxes	(53,752)	(5,941)	(59,693)	(131,820)	72,127	54.7%
Reorganization items, net	—	51,036	51,036	(5,564)	56,600	1,017.3%
Income (loss) from continuing operations before provision for income taxes	(53,752)	45,095	(8,657)	(137,384)	128,727	93.7%
Provision for income taxes from continuing operations	294	5	299	856	(557)	(65.1)%
Net income (loss) from continuing operations	$(54,046)	$45,090	$(8,956)	$(138,240)	$129,284	93.5%
Net income (loss) from discontinued operations	$996	$(4)	$992	$(26,884)	$27,876	103.7%
Net income (loss)	$(53,050)	$45,086	$(7,964)	$(165,124)	$157,160	95.2%

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

Non-GAAP Combined Year Ended December 31, 2025 and 2024

The Successor Period and the Predecessor Periods are distinct reporting periods as a result of our emergence from the Prepackaged Chapter 11 Case on January 14, 2025. References in these results of operations to the change and the percentage change combine the period from January 1, 2025, to January 14, 2025 (Predecessor) with the period from January 15, 2025 to December 31, 2025 (Successor) Period, which we refer to as the Year Ended December 31, 2025, in order to provide some comparability of such information to the Year Ended December 31, 2024. See "Non-GAAP Financial Measures" above.

Year Ended December 31, 2025 and 2024

UACC

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,	Year Ended December 31,
	2025	2025	2025	2024	Change	% Change
		(in thousands)
Interest income	$171,650	$7,254	$178,904	$203,962	$(25,058)	(12.3)%

Interest expense:
Warehouse credit facility	17,584	1,017	18,601	29,276	(10,675)	(36.5)%
Securitization debt	32,966	1,178	34,144	30,084	4,060	13.5%
Total interest expense	50,550	2,195	52,745	59,360	(6,615)	(11.1)%
Net interest income	121,100	5,059	126,159	144,602	(18,443)	(12.8)%

Realized and unrealized losses, net of recoveries	96,874	7,647	104,521	98,629	5,892	6.0%
Net interest income (loss) after losses and recoveries	24,226	(2,588)	21,638	45,973	(24,335)	(52.9)%

Noninterest income:
Servicing income	4,690	192	4,882	6,501	(1,619)	(24.9)%
Warranties and GAP income, net	13,070	390	13,460	7,789	5,671	72.8%
Other income	7,866	66	7,932	8,334	(402)	(4.8)%
Total noninterest income	25,626	648	26,274	22,624	3,650	16.1%

Expenses:
Compensation and benefits	59,694	2,398	62,092	76,374	(14,282)	(18.7)%
Professional fees	7,160	172	7,332	3,506	3,826	109.1%
Software and IT costs	9,959	367	10,326	10,397	(71)	(0.7)%
Depreciation and amortization	2,922	817	3,739	22,683	(18,944)	(83.5)%
Interest expense on corporate debt	2,443	85	2,528	2,396	132	5.5%
Impairment charges	3,479	—	3,479	5,159	(1,680)	(32.6)%
Other expenses	7,324	262	7,586	9,457	(1,871)	(19.8)%
Total expenses	92,981	4,101	97,082	129,972	(32,890)	(25.3)%

Provision for income taxes from continuing operations	39	—	39	733	(694)	(94.7)%

Adjusted net loss	$(36,065)	$(5,910)	$(41,975)	$(53,447)	$11,472	21.5%

Stock compensation expense	$3,597	$127	$3,723	$2,702	$1,021	37.8%
Severance	$28	$4	$31	$800	$(769)	(96.1)%

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

Interest income decreased $25.1 million, or 12.3%, to $178.9 million for the year ended December 31, 2025 from $204.0 million for the year ended December 31, 2024. This decrease was primarily a result of the accounting policy change which resulted in lower discount income as well as lower finance receivable balances. The loan portfolio decreased to $808.6 million as of December 31, 2025, from $822.0 million as of December 31, 2024.

Interest expense

Interest expense primarily includes interest expense on UACC's Warehouse Credit Facilities, interest expense incurred on securitization debt, and interest expense on financing of beneficial interests in securitizations.

Interest expense decreased $6.7 million or 11.1% to $52.7 million for the year ended December 31, 2025 from $59.4 million for the year ended December 31, 2024. The decrease was a result of lower interest expense incurred on the Warehouse Credit Facilities, which decreased $10.7 million to $18.6 million for the year ended December 31, 2025 from $29.3 million for the year ended December 31, 2024. The decrease is attributable to a lower average outstanding balance in 2025 of $227.1 million as compared to $367.2 million in 2024, as well as a decrease in weighted average interest rate to 5.55% in 2025 from 6.32% in 2024. The decrease in interest expense is partially offset by higher interest expense incurred on securitization debt, which increased $4.0 million to $34.1 million for the year ended December 31, 2025 from $30.1 million for the year ended December 31, 2024, as a result of a higher average outstanding balance in 2025 of $498.2 million as compared to $368.3 million in 2024.

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

Realized and unrealized losses, net of recoveries, increased $5.9 million or 6.0% to $104.5 million for the year ended December 31, 2025 from $98.6 million for the year ended December 31, 2024, primarily driven by an increase in the number and severity of delinquencies as well as lower recoveries of finance receivables, partially offset by discount income being recognized as a component of realized and unrealized losses, net of recoveries.

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

Servicing income decreased $1.6 million or 24.9% to $4.9 million for the year ended December 31, 2025 from $6.5 million for the year ended December 31, 2024, primarily driven by a lower balance of the 2022-1 securitization, which is off-balance sheet.

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

Warranties and GAP income increased $5.7 million or 72.8% to $13.5 million for the year ended December 31, 2025 from $7.8 million for the year ended December 31, 2024, primarily as a result of lower cancellation and claim losses, along with funding more contracts with GAP and warranty products and charging higher fees in the current year period.

Other Income

Other income decreased $0.4 million or 4.8% to $7.9 million for the year ended December 31, 2025 from $8.3 million for the year ended December 31, 2024, primarily driven by lower interest income on investments.

Compensation and benefits

Compensation and benefits decreased $14.3 million or 18.7% to $62.1 million for the year ended December 31, 2025 from $76.4 million for the year ended December 31, 2024. The decrease was primarily a result of lower salary expense as a result of fewer employees as we continue right-sizing our workforce, a decrease in variable compensation, lower severance expense related to the termination of certain employees in the prior year period, and an increase in internal software capitalization as we continue to invest in building our technology assets.

Professional fees

Professional fees increased $3.8 million or 109.1% to $7.3 million for the year ended December 31, 2025 from $3.5 million for the year ended December 31, 2024, primarily as a result of an increase in legal and audit services.

Depreciation and amortization

Depreciation and amortization decreased $19.0 million or (83.5)% to $3.7 million for the year ended December 31, 2025 from $22.7 million for the year ended December 31, 2024, primarily as a result of lower intangible assets upon emergence from our Prepackaged Chapter 11 Case, leading to lower amortization expense in the current year period.

Impairment charges

Impairment charges decreased $1.7 million to $3.5 million for the year ended December 31, 2025 from $5.2 million for the year ended December 31, 2024. In 2025 we had lease impairment charges of $3.5 million. In 2024 we impaired capitalized internal-use software that no longer has a planned future use of $2.8 million as well as lease impairment charges of $2.4 million.

Other expenses

Other expenses decreased $1.9 million or 19.8% to $7.6 million for the year ended December 31, 2025 from $9.5 million for the year ended December 31, 2024, primarily as a result of changing the existing dealer incentives program and recording a loss on the repurchase of the non-investment grade securities related to the 2022-2 securitization transaction in the prior year period.

Adjusted net loss

Adjusted net loss decreased $11.4 million to $42.0 million for the year ended December 31, 2025 from $53.4 million for the year ended December 31, 2024, primarily due to lower compensation and benefit expense and lower depreciation and amortization expense, partially offset by higher realized and unrealized losses, net of recoveries and a decrease in interest income, as discussed above.

CarStory

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,	Year Ended December 31,
	2025	2025	2025	2024	Change	% Change
		(in thousands)
Noninterest income:
CarStory revenue	$6,914	$432	$7,346	$11,610	$(4,264)	(36.7)%
Other income	210	13	223	692	(469)	(67.8)%
Total noninterest income	7,124	445	7,569	12,302	(4,733)	(38.5)%

Expenses:
Compensation and benefits	5,751	326	6,077	10,293	(4,216)	(41.0)%
Professional fees	(298)	13	(285)	152	(437)	(287.5)%
Software and IT costs	-	2	2	215	(213)	(99.1)%
Depreciation and amortization	428	240	668	6,403	(5,735)	(89.6)%
Other expenses	449	20	469	414	55	13.3%
Total expenses	6,330	601	6,931	17,477	(10,546)	(60.3)%

Provision for income taxes from continuing operations	84	5	89	123	(34)	(27.6)%

Adjusted net income (loss)	$837	$(153)	$684	$(4,923)	$5,607	113.9%

Stock compensation expense	$124	$8	$132	$375	$(244)	(64.9)%

CarStory revenue

CarStory generates advertiser, publisher and other user service revenue by offering its AI-powered analytics and digital retailing services to dealers, automotive financial services companies and others in the automotive industry.

CarStory revenue decreased $4.3 million or 36.7% to $7.3 million for the year ended December 31, 2025 from $11.6 million for the year ended December 31, 2024, primarily as a result of a change in the scope of service and data provided to our customers and the loss of a major customer.

Compensation and benefits

Compensation and benefits decreased $4.2 million or 41.0% to $6.1 million for the year ended December 31, 2025 from $10.3 million for the year ended December 31, 2024. The decrease was primarily a result of an increase in the allocation of CarStory resources to UACC.

Depreciation and amortization

Depreciation and amortization decreased $5.7 million or 89.6% to $0.7 million for the year ended December 31, 2025 from $6.4 million for the year ended December 31, 2024, primarily as a result of lower intangible assets upon emergence from our Prepackaged Chapter 11 Case, leading to lower amortization expense in the current year period.

Adjusted net income (loss)

Adjusted net income (loss) increased $5.6 million or 113.9% to $0.7 million income for the year ended December 31, 2025 as compared to $4.9 million loss for the year ended December 31, 2024 primarily due to lower compensation and benefit expense and lower depreciation and amortization expense, partially offset by a decrease in revenue, as discussed above.

Corporate

	Successor	Predecessor	Non-GAAP Combined	Predecessor	Non-GAAP	Non-GAAP
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,	Year Ended December 31,
	2025	2025	2025	2024	Change	% Change
		(in thousands)
Interest income (expense)	$—	$(71)	$(71)	$(2,129)	$2,058	96.7%

Realized and unrealized losses (gains), net of recoveries	385	(855)	(470)	21,239	(21,709)	(102.2)%
Net interest income after losses and recoveries	(385)	784	399	(23,368)	23,767	101.7%

Noninterest (loss) income:
Warranties and GAP income (loss), net	1,396	(83)	1,313	(10,399)	11,712	112.6%
Other income	2,301	34	2,335	1,824	511	28.0%
Total noninterest (loss) income	3,697	(49)	3,648	(8,575)	12,223	142.5%

Expenses:
Compensation and benefits	4,777	99	4,876	10,626	(5,750)	(54.1)%
Professional fees	5,009	112	5,121	8,377	(3,256)	(38.9)%
Software and IT costs	1,910	88	1,998	4,471	(2,473)	(55.3)%
Interest expense on corporate debt	354	91	445	3,430	(2,985)	(87.0)%
Impairment expense	677	—	677	—	677	100.0%
Other expenses	2,002	89	2,091	6,422	(4,331)	(67.4)%
Total expenses	14,729	479	15,208	33,326	(18,118)	(54.4)%

Provision for income taxes from continuing operations	170	—	170	—	170	100.0%

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

Warranties and GAP loss, net, changed $11.7 million to $1.3 million income for the year ended December 31, 2025 from $10.4 million loss for the year ended December 31, 2024, primarily as a result of a revised estimate of proceeds we expect to recover as a result of the Ecommerce Wind-Down that was recorded in the prior year period.

Other income

Other income increased $0.5 million to $2.3 million for the year ended December 31, 2025 from $1.8 million for the year ended December 31, 2024, primarily driven by a release of aged accruals, partially offset by lower interest earned on cash and cash equivalents.

Compensation and benefits

Compensation and benefits expense decreased $5.7 million or 54.1% to $4.9 million for the year ended December 31, 2025 from $10.6 million for the year ended December 31, 2024, primarily as a result of lower expense due to the departure of certain key executives and retention bonuses granted to retain key employees paid out in the prior year period subsequent to the Ecommerce Wind-Down.

Professional fees

Professional fees decreased $3.3 million or 38.9% to $5.1 million for the year ended December 31, 2025 from $8.4 million for the year ended December 31, 2024, primarily as a result of legal fees incurred in 2024 associated with the bankruptcy planning prior to filing the Prepackaged Chapter 11 Case (post-filing professional fees incurred related to the bankruptcy are included in reorganization items, net).

Software and IT costs

Software and IT costs decreased $2.5 million or 55.3% to $2.0 million for the year ended December 31, 2025 from $4.5 million for the year ended December 31, 2024, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Interest expense on corporate debt

Interest expense on corporate debt decreased $3.0 million or 87.0% to $0.4 million for the year ended December 31, 2025 from $3.4 million for the year ended December 31, 2024, primarily related to the extinguishment of our 2026 Notes that were converted to equity as part of our Prepackaged Chapter 11 Case.

Other expenses

Other expenses decreased $4.3 million or 67.4% to $2.1 million for the year ended December 31, 2025 from $6.4 million for the year ended December 31, 2024, primarily related to a decrease in public company related insurance costs as we renegotiated our insurance policies as a result of the reduced scale of the business.

Liquidity and Capital Resources

On January 14, 2025, we emerged from the Prepackaged Chapter 11 Case, as discussed above under "Recent Events". On the Effective Date, each holder of the 2026 Notes received a pro rata share of 92.94% of the Common Stock (subject to dilution) and all of the Company’s outstanding obligations under the 2026 Notes and the Indenture were deemed fully satisfied and discharged.

As of December 31, 2025, we had cash and cash equivalents of $10.4 million and restricted cash of $55.9 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $55.8 million. Additionally, we had excess borrowing capacity of $11.3 million under UACC's Warehouse Credit Facilities as of December 31, 2025 and $27.0 million available under our Delayed Draw Facility (as defined below). We have historically had negative cash flows and generated losses from operations and our primary source of liquidity has been cash generated through financing activities.

UACC relies on borrowings under the Warehouse Credit Facilities to finance the origination of finance receivables as well as to provide funding for general operating activities. The terms of those facilities generally mature within one to two years and we typically renew those facilities in the ordinary course. As of December 31, 2025, we had three Warehouse Credit Facilities, with an aggregate borrowing capacity of $600.0 million and outstanding borrowings of $318.7 million, expiring in June 2026, August 2026 and April 2027, respectively. We are in ongoing discussions with the warehouse lenders to extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all. On July 21, 2025, the remaining fourth Warehouse Credit Facility, which had a borrowing capacity of $200 million, expired pursuant to its terms and was not extended or renewed. We believe that our borrowing capacity from our other Warehouse Credit Facilities is sufficient to support our current operational needs and therefore elected not to renew this commitment. Refer to Note 10 — Warehouse Credit Facilities and Consolidated VIEs to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Failure to retain sufficient warehouse borrowing capacity would have a material adverse effect on our ability to finance UACC’s lending operations and our results of operations and liquidity.

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement with Mudrick Capital Management, L.P. (“Lender”), who as of January 14, 2025 was a 76.5% shareholder of the Company, for a $25.0 million delayed draw term loan facility (“Delayed Draw Facility”). On October 9, 2025 the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. The Delayed Draw Facility matures on December 31, 2026. As of December 31, 2025, we have drawn $8.0 million against the Delayed Draw Facility. Refer to Note 20 — Related Party Transactions to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On August 29, 2025, we issued $10.0 million aggregate principal amount of 2030 Notes to support our long-term business strategy. The 2030 notes were issued pursuant to a Note Purchase Agreement with Annox Capital, LLC and Robert J. Mylod, Jr., the Managing Partner of Annox Capital, LLC and the Independent Executive Chair of the board of directors of the Company. Refer to Note 11 — Long Term Debt to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for further discussion.

On November 25, 2025, Vroom, Inc. entered into a Note Purchase Agreement with Robert J. Mylod, Jr., the Independent Executive Chair of the board of directors of the Company. Pursuant to the Note Purchase Agreement, the Company issued Senior Secured Delayed Draw Notes due 2026 (the “Delayed Draw Notes”) in a maximum aggregate principal commitment amount of $10.5 million, which matures on November 25, 2026. As of December 31, 2025, the Company drew $10.5 million against the Delayed Draw Notes. Refer to Note 20 — Related Party Transactions to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

On January 16, 2026, Vroom Automotive, LLC issued to SPE Holdings 15,000 newly issued Series A preferred units and 7,500 newly issued Series B preferred units for aggregate gross proceeds of $22.5 million.

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

Our future capital requirements will depend on many factors, including our ability to realize the intended benefits of the Prepackaged Chapter 11 Case and our Long-Term Strategic Plan, available advance rates on the Warehouse Credit Facilities, our ability to complete additional securitization transactions on favorable terms, and future credit losses. We anticipate that our existing cash and cash equivalents, the delayed draw facility, the delayed draw notes, and UACC's Warehouse Credit Facilities will be sufficient to support our ongoing operations and obligations for at least the next twelve months from the issuance date of this Annual Report on Form 10-K.

Securitization Transactions

Subject to market conditions, we plan to sell finance receivables originated by UACC through asset-backed securitization transactions. On February 5, 2026, UACC completed the 2026-1 securitization transaction, in which it issued approximately $225.0 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $224.1 million. The trust is collateralized by finance receivables with an aggregate principal balance of $274.9 million as of February 5, 2026. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. UACC retained the residual interests, which required us to account for the 2026-1 securitization as secured borrowings and the assets and liabilities of the trust remain on balance sheet.

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

Risk Retention Financing Facility

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance a portion of the asset-backed securities issued in its securitization transactions and held by UACC pursuant to applicable risk retention rules. Under this facility, UACC sells such retained interests and agrees to repurchase them at fair value on a future date. As of December 31, 2025, UACC pledged $27.6 million of its retained beneficial interests as collateral, and the outstanding borrowings related to this risk retention financing facility were $19.8 million with expected repurchase dates ranging from June 2027 to October 2031. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lenders, which will reduce the beneficial interests in securitizations and the related debt balance.

Warehouse Credit Facilities

UACC has three senior secured warehouse credit facility agreements the (“Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables.

During the year ended December 31, 2025 we renewed three of our previous four Warehouse Credit Facilities. The significant terms of the agreements remained unchanged except for certain reductions in advance rates and increases in minimum liquidity and tangible net worth requirements as well as a decrease of the aggregate borrowing limit under one of the facilities from $225.0 million to $200.0 million. On July 21, 2025, the remaining Warehouse Credit Facility, which had a borrowing capacity of $200 million, expired pursuant to its terms and was not extended or renewed. We believe that our borrowing capacity from our other Warehouse Credit Facilities is sufficient to support our current operational needs and therefore elected not to renew this commitment. The remaining Warehouse Credit Facilities expire in June 2026, August 2026 and April 2027, respectively. We are in ongoing discussions with the warehouse lenders to extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all.

The aggregate borrowing limit under the Warehouse Credit Facilities as of December 31, 2025 was $600.0 million. Our ability to utilize the Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, and specified leverage ratios. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to or cause us to be in default of the terms of the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants or events of default may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of December 31, 2025, outstanding borrowings related to the Warehouse Credit Facilities were $318.7 million and we were in compliance with all covenants under the terms of the Warehouse Credit Facilities. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for further discussion.

Operating Leases

We entered into various noncancelable operating lease agreements for office space and equipment used in the normal course of business, and, as of December 31, 2025 operating lease obligations were $11.3 million, with $2.0 million payable within 12 months. See "Note 12—Leases,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail of our obligations and the timing of expected future payments.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	Successor	Predecessor	Non-GAAP Combined	Predecessor
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,	Year Ended December 31,
	2025	2025	2025	2024
		(in thousands)
Net cash provided by (used in) operating activities from continuing operations	$77,593	$(5,804)	$71,789	$(175,758)
Net cash (used in) provided by investing activities from continuing operations	(108,810)	2,981	(105,829)	114,883
Net cash provided by (used in) financing activities from continuing operations	37,876	(13,898)	23,978	(14,810)
Net cash (used in) provided by operating activities from discontinued operations	(2,439)	(207)	(2,646)	78,721
Net cash provided by investing activities from discontinued operations	637	—	637	17,692
Net cash used in financing activities from discontinued operations	—	—	—	(151,178)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,857	(16,928)	(12,071)	(130,450)
Cash and cash equivalents and restricted cash at beginning of period	61,441	78,369	78,369	208,819
Cash and cash equivalents and restricted cash at end of period	$66,298	$61,441	$66,298	$78,369

Operating Activities

Net cash flows provided by (used in) operating activities from continuing operations decreased by $247.6 million, from $175.8 million net cash used in operating activities for the year ended December 31, 2024 to $71.8 million net cash provided by operating activities for the year ended December 31, 2025. The reduction of cash used in operating activities was primarily due to a $389.9 million decrease in originations of finance receivables held for sale. As a result of emerging from the Prepackaged Chapter 11 Case and applying fresh start accounting, our finance receivables are originated and accounted for as held for investment at fair value and are classified as investing activities prospectively. The increase in net cash flows provided by operating activities was also due to a $37.8 million improvement in net income (loss) from continuing operations after reconciling adjustments, offset by a decrease in principal payments received on finance receivables held for sale of $180.3 million.

Investing Activities

Net cash flows (used in) provided by investing activities from continuing operations changed $220.7 million, from $114.9 million net cash provided by investing activities for the year ended December 31, 2024 to $105.8 million net cash used in investing activities for the year ended December 31, 2025. The decrease in cash provided by investing activities was primarily due to a $419.7 million increase in originations of finance receivables held for investment, offset by a $203.8 million increase in principal payments received on finance receivables at fair value. As a result of emerging from the Prepackaged Chapter 11 Case and applying fresh start accounting, our finance receivables are originated and accounted for as held for investment at fair value and are classified as investing activities prospectively.

Financing Activities

Net cash flows provided by (used in) financing activities from continuing operations changed $38.8 million, from $14.8 million net cash used in financing activities for the year ended December 31, 2024 to $24.0 million net cash provided by financing activities for the year ended December 31, 2025. The change was primarily related to a $20.1 million increase in net cash flows from the borrowings under our Warehouse Credit Facilities, $18.5 million received from the related party line of credit in 2025, and $10.0 million received in connection with the issuance of the related party note in 2025, offset by a $7.4 million decrease in net cash flows related to higher repayments of secured financing agreements.

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

Fresh Start Accounting

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

In connection with our emergence from the Prepackaged Chapter 11 Case and in accordance with ASC Topic 852, we qualified for and adopted fresh start accounting on the Effective Date. We were required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor Company, and (ii) the reorganization value of our assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. In accordance with ASC Topic 852, with the application of fresh start accounting, we allocated the reorganization value to our individual assets and liabilities (except for deferred income taxes) based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. The amount of deferred taxes was determined in accordance with ASC Topic 740, Income Taxes. The Effective Date fair values of our assets and liabilities differed materially from their recorded values as reflected on the historical balance sheets. Refer to Note 6 – Fresh Start Accounting to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further details.

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

The valuation of finance receivables at fair value, for which we elected the fair value option in accordance with ASC 825 but are not related to consolidated CFEs, is measured on a recurring basis and is derived from a model that estimates the present value of future cash flows. We estimate the present value of these future cash flows using a valuation model consisting of developed estimates that rely on unobservable assumptions third-party market participants would use in determining fair value, including prepayment speed, default rate, recovery rate, as well as certain macroeconomics events we believe market participants would consider relevant. All these assumptions are primarily based on historical performance. These valuation models are calculated by combining similarly priced loans and vintages to determine a stream of expected cash flows which are then discounted. The individual discounted pools of cash flows are then aggregated to determine the total expected discounted cash flows on the outstanding receivable at a given measurement period.

The estimates for the aforementioned assumptions significantly affect the reported amount (and changes thereon) of our finance receivables at fair value on our consolidated balance sheets and consolidated statements of operations.

Financial assets and liabilities of CFEs

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, we made an accounting policy election to apply the measurement alternative to the 2024-1 consolidated CFE. All consolidated CFEs now apply the measurement alternative and the fair value of financial assets and liabilities of CFEs are measured on a recurring basis.

We are required to determine whether the fair value of the financial assets or the fair value of the financial liabilities of the CFEs are more observable, but in either case, the methodology results in the fair value of the financial assets of the securitization trust being equal to the fair value of their liabilities. We determined that the fair value of the liabilities of the securitization CFEs are more observable, since market prices of their liabilities are based on non-binding quoted prices provided by broker dealers who make markets in similar financial instruments. The assets of the securitization CFEs are not readily marketable, and their fair value measurement requires information that may be limited in availability.

In determining the fair value of the securitization debt, the broker dealers consider contractual cash payments and yields expected by market participants. Broker dealers also incorporate common market pricing methods, including a spread measurement to the treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including ratings, coupon, collateral type and seasoning or age of the security. When we obtain prices from multiple broker dealers for the same security and have a consensus among them, we deem these fair values to be based on observable valuation inputs and classified as Level 2 of the fair value hierarchy. Where a third-party broker dealer quote is not available, an internal model is utilized using unobservable inputs or if we have multiple quotes that are not within determined range, we classify the securitization debt as Level 3 of the fair value hierarchy.

The financial assets of the consolidated CFEs are an aggregate value derived from the fair value of the CFEs liabilities and the valuation of residual interests, which is derived from an internal valuation model and calculated in line with the valuation of finance receivables at fair value not related to consolidated CFEs discussed above. We determined that finance receivables of CFEs in their entirety should be classified as Level 3 of the fair value hierarchy.

The estimates for the aforementioned assumptions significantly affect the reported amount (and changes thereon) of our financial assets and liabilities of CFEs on our consolidated balance sheets and consolidated statements of operations.

Intangible Assets

The identified intangible assets of $14.2 million upon emergence, which principally consists of technology, trade names and trademarks, and customer relationships were estimated based on either the cost approach, relief from royalty or multi-period excess earnings methods. Significant assumptions for identified intangibles included royalty rates, discount rates, margins, attrition rates, revenue growth rates, and economic lives. Such fair value measurement of intangible assets is considered Level 3 of the fair value hierarchy.

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

The estimates for the aforementioned assumptions significantly affect the reported amount of our intangible assets on our consolidated balance sheets and consolidated statements of operations.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vroom, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vroom, Inc. and its subsidiaries (Successor) (the Company) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from January 15, 2025 through December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from January 15, 2025 through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

As discussed in Note 1, The Prepackaged Chapter 11 Case and Basis of Presentation, Note 2, Bankruptcy, and Note 6 to the consolidated financial statements, Vroom, Inc. (the Debtor) filed a voluntary petition on November 13, 2024 with the United States Bankruptcy Court for the Southern District of Texas for relief under the provisions of Chapter 11 of the United States Code Bankruptcy Code. The conditions to the effectiveness of the Debtor’s plan of reorganization were satisfied or waived and on January 14, 2025 the plan of reorganization became effective, and the Debtor emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of January 14, 2025.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Finance Receivables

The Company’s finance receivables at fair value, that are not financial assets of consolidated collateralized financing entities, totaled $367,552 thousand at December 31, 2025. As discussed in Notes 2 and 16 to the consolidated financial statements, the Company estimates the fair value of finance receivable that are not financial assets of consolidated collateralized financing entities utilizing valuation models that include discounted cash flow models, incorporating key inputs including prepayment speeds, default rates, recovery rates and discount rates.

We identified the valuation of finance receivables at fair value that are not financial assets of consolidated collateralized financing entities as a critical audit matter due to the significant judgement required by management in determining assumptions, including the prepayment speed, default rate, recovery rate and discount rate.

Our audit procedures related to the valuation of finance receivables that are not financial assets of consolidated collateralized financing entities as of December 31, 2025 included the following procedures, amongst others:

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

/s/ RSM US LLP

Los Angeles, California

March 26, 2026

We have served as the Company’s auditor since 2024.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vroom, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Vroom, Inc. and its subsidiaries (Predecessor) (the Company) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the period from January 1, 2025 through January 14, 2025 and for the year ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the period from January 1, 2025 through January 14, 2025 and for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis of Accounting

As discussed in Note 1, The Prepackaged Chapter 11 Case and Basis of Presentation, Note 2, Bankruptcy, and Note 6 to the consolidated financial statements, Vroom, Inc. (the Debtor) filed a voluntary petition on November 13, 2024 with the United States Bankruptcy Court for the Southern District of Texas for relief under the provisions of Chapter 11 of the United States Code Bankruptcy Code. The conditions to the effectiveness of the Debtor’s plan of reorganization were satisfied or waived and on January 14, 2025, the plan of reorganization became effective, and the Debtor emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting. This matter is also described in the “Critical Audit Matter” section of our report.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Discontinued Operations

As discussed in Note 1, Description of Business and Organization, and Note 5 to the consolidated financial statements, in 2024 the Board of Directors approved a value maximization plan, pursuant to which the Company discontinued its ecommerce operations and used vehicle dealership business.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of Finance Receivables in Connection with the Application of Fresh Start Accounting

As discussed in Note 2, Note 6 and Note 16, in accordance with ASC Topic 852, with the application of fresh start accounting the Company allocates its equity value to its individual assets and liabilities based on their estimated fair values determined in conformity with ASC Topic 820, Fair Value. Included in the fair value estimates are finance receivables of $825,012 thousand of which $437,568 thousand are not financial assets of consolidated collateralized financing entities. The Company estimates the fair value of finance receivable at fair value that are not financial assets of consolidated collateralized financing entities utilizing valuation models that include discounted cash flow models, incorporating key inputs including prepayment speeds, default rates, recovery rates and discount rates.

We identified the valuation of finance receivables at fair value that are not financial assets of consolidated collateralized financing entities as a critical audit matter due to the significant judgement required by management in determining assumptions, including the prepayment speed, default rate, recovery rate and discount rate.

Our audit procedures related to the valuation of finance receivables that are not financial assets of consolidated collateralized financing entities as the Company’s application of fresh start accounting included the following procedures, amongst others:

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

/s/ RSM US LLP

Los Angeles, California

March 26, 2026

We have served as the Company’s auditor since 2024.

VROOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	Successor	Predecessor
	As of December 31,	As of December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$10,384	$29,343
Restricted cash (including restricted cash of consolidated VIEs of $55.8 million and $48.1 million, respectively)	55,914	49,026
Finance receivables at fair value (including finance receivables of consolidated VIEs of $777.0 million and $467.3 million, respectively)	808,636	503,848
Finance receivables held for sale, net (including finance receivables of consolidated VIEs of $0.0 and $310.0 million, respectively)	—	318,192
Interest receivable (including interest receivables of consolidated VIEs of $12.4 million and $13.3 million, respectively)	12,834	14,067
Property and equipment, net	6,744	4,064
Intangible assets, net	12,370	104,869
Operating lease right-of-use assets	5,792	6,872
Other assets (including other assets of consolidated VIEs of $9.8 million and $10.8 million, respectively)	24,665	35,472
Assets from discontinued operations	46	943
Total assets	$937,385	$1,066,696
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Warehouse credit facilities of consolidated VIEs	$318,655	$359,912
Related party line of credit (Note 20)	18,500	—
Long-term debt (including securitization debt of consolidated VIEs of $393.2 million at fair value as of December 31, 2025 and $210.7 million at amortized cost and $142.6 million at fair value as of December 31, 2024)	423,197	381,366
Related party note (Note 20)	10,000	—
Operating lease liabilities	9,142	11,065
Other liabilities (including other liabilities of consolidated VIEs of $15.7 million and $13.8 million, respectively)	41,149	49,699
Liabilities subject to compromise (Note 6)	—	291,577
Liabilities from discontinued operations	124	4,022
Total liabilities	820,767	1,097,641
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized as of December 31, 2025 and 500,000,000 shares authorized as of December 31, 2024; 5,199,641 and 1,822,532 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	5	2
Additional paid-in-capital	169,663	2,094,889
Accumulated deficit	(53,050)	(2,125,836)
Total stockholders’ equity (deficit)	116,618	(30,945)
Total liabilities and stockholders’ equity (deficit)	$937,385	$1,066,696

See accompanying notes to these consolidated financial statements.

VROOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Successor	Predecessor
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,
	2025	2025	2024
Interest income	$171,650	$7,183	$201,833

Interest expense:
Warehouse credit facility	17,584	1,017	29,276
Securitization debt	32,966	1,178	30,084
Total interest expense	50,550	2,195	59,360
Net interest income	121,100	4,988	142,473

Realized and unrealized losses, net of recoveries	97,259	6,792	119,868
Net interest income (loss) after losses and recoveries	23,841	(1,804)	22,605

Noninterest income:
Servicing income	4,690	192	6,501
Warranties and GAP income (loss), net	14,466	307	(2,610)
CarStory revenue	6,914	432	11,610
Other income	10,377	113	10,850
Total noninterest income	36,447	1,044	26,351

Expenses:
Compensation and benefits	70,222	2,823	97,293
Professional fees	11,871	297	12,035
Software and IT costs	11,869	457	15,083
Depreciation and amortization	3,350	1,057	29,086
Interest expense on corporate debt	2,797	176	5,826
Impairment charges	4,156	—	5,159
Other expenses	9,775	371	16,294
Total expenses	114,040	5,181	180,776

Loss from continuing operations before reorganization items and provision for income taxes	(53,752)	(5,941)	(131,820)
Reorganization items, net	—	51,036	(5,564)
(Loss) income from continuing operations before provision for income taxes	(53,752)	45,095	(137,384)
Provision for income taxes from continuing operations	294	5	856
Net income (loss) from continuing operations	$(54,046)	$45,090	$(138,240)
Net income (loss) from discontinued operations	996	(4)	$(26,884)
Net (loss) income	$(53,050)	$45,086	$(165,124)

(Continued on following page)

VROOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(in thousands, except share and per share amounts)

	Successor	Predecessor
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,
	2025	2025	2024
Net (loss) income per share attributable to common stockholders, basic:
Continuing operations	(10.43)	24.74	(76.24)
Discontinued operations	0.19	(0.00)	(14.83)
Basic	$(10.24)	$24.74	$(91.07)
Net (loss) income per share attributable to common stockholders, diluted:
Continuing operations	(10.43)	23.89	(76.24)
Discontinued operations	0.19	(0.00)	(14.83)
Diluted	$(10.24)	$23.89	$(91.07)
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	5,184,175	1,822,541	1,813,168
Diluted	5,184,175	1,887,370	1,813,168

See accompanying notes to these consolidated financial statements.

VROOM, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Predecessor:
Balance at December 31, 2023 (Predecessor)	1,791,286	$2	$2,088,381	$(1,960,712)	$127,671
Stock-based compensation	—	$—	$6,508	$—	$6,508
Vesting of restricted stock units	31,246	—	—	—	—
Net loss	—	—	—	(165,124)	(165,124)
Balance at December 31, 2024 (Predecessor)	1,822,532	$2	$2,094,889	$(2,125,836)	$(30,945)
Stock-based compensation	—	$—	$144	$—	$144
Vesting of restricted stock units	26	—	—	—	—
Net income	—	—	—	45,086	45,086
Elimination of Predecessor equity balances	(1,822,558)	(2)	(2,095,033)	2,080,750	(14,285)
Issuance of Successor equity	5,163,109	5	161,657	—	161,662
Issuance of stock warrants	—	—	2,825	—	2,825
Balance at January 14, 2025 (Predecessor)	5,163,109	$5	$164,482	$—	$164,487

Successor:
Balance at January 15, 2025 (Successor)	5,163,109	$5	$164,482	$—	$164,487
Stock-based compensation	—	—	5,181	—	5,181
Vesting of restricted stock units	36,532	—	—	—	—
Net loss	—	—	—	(53,050)	(53,050)
Balance at December 31, 2025 (Successor)	5,199,641	$5	$169,663	$(53,050)	$116,618

See accompanying notes to these consolidated financial statements.

VROOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Successor	Predecessor
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,
	2025	2025	2024
Operating activities
Net (loss) income from continuing operations	$(54,046)	$45,090	$(138,240)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment charges	4,156	—	5,159
Profit share receivable	(554)	—	11,643
Depreciation and amortization	3,350	1,057	29,086
Amortization of debt issuance costs	—	—	4,270
Losses on finance receivables and securitization debt, net	108,467	4,762	129,601
Losses on Warranties and GAP	7,000	407	8,020
Stock-based compensation expense	5,181	144	5,885
Provision to record finance receivables held for sale at lower of cost or fair value	—	—	(4,618)
Amortization of unearned discounts on finance receivables at fair value	—	(416)	(15,924)
Non-cash reorganization items, net	—	(51,741)	2,438
Other, net	(909)	193	(4,595)
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables, held for sale	—	(14,337)	(404,203)
Principal payments received on finance receivables, held for sale	—	6,481	186,799
Other	—	169	1,642
Interest receivable	1,397	(164)	417
Other assets	7,116	5,178	15,323
Other liabilities	(3,565)	(2,627)	(8,461)
Net cash provided by (used in) operating activities from continuing operations	77,593	(5,804)	(175,758)
Net cash (used in) provided by operating activities from discontinued operations	(2,439)	(207)	78,721
Net cash provided by (used in) operating activities	75,154	(6,011)	(97,037)
Investing activities
Finance receivables, held for investment at fair value
Purchases of finance receivables, held for investment at fair value	(419,742)	—	—
Principal payments received on finance receivables, held for investment at fair value	316,753	2,985	115,937
Principal payments received on beneficial interests	1,240	147	2,433
Purchase of property and equipment	(7,061)	(151)	(3,487)
Net cash (used in) provided by investing activities from continuing operations	(108,810)	2,981	114,883
Net cash provided by investing activities from discontinued operations	637	—	17,692
Net cash (used in) provided by investing activities	(108,173)	2,981	132,575
Financing activities
Proceeds from borrowings under secured financing agreements	307,780	—	296,046
Principal repayment under secured financing agreements	(253,998)	(16,676)	(251,529)
Proceeds from financing of beneficial interests in securitizations	16,223	—	15,821
Principal repayments of financing of beneficial interests in securitizations	(13,625)	(1,028)	(13,428)
Proceeds from warehouse credit facilities	333,700	11,900	318,600
Repayments of warehouse credit facilities	(378,763)	(8,094)	(379,956)
Proceeds from issuance of related party note	10,000	—	—
Proceeds from related party line of credit	18,500	—	—
Other financing activities	(1,941)	—	(364)
Net cash provided by (used in) financing activities from continuing operations	37,876	(13,898)	(14,810)
Net cash used in financing activities from discontinued operations	—	—	(151,178)
Net cash provided by (used in) financing activities	37,876	(13,898)	(165,988)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,857	(16,928)	(130,450)
Cash, cash equivalents and restricted cash at the beginning of period	61,441	78,369	208,819
Cash, cash equivalents and restricted cash at the end of period	$66,298	$61,441	$78,369

(Continued on following page)

VROOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

Supplemental disclosure of cash flow information:
Cash paid for interest	$48,524	$4,534	$57,688
Cash paid for reorganization items, net	$—	$1,705	$3,009
Cash paid for income taxes	$(137)	$—	$(1,426)

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

In January 2021, the Company completed the acquisition of Vast Holdings, Inc. (d/b/a CarStory). In February 2022, the Company completed the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation), including its wholly owned subsidiaries United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and United Auto Credit Corporation ("UACC").

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

The accounting requirements for reporting the Company's ecommerce operations and used vehicle dealership business as a discontinued operation were met as of March 29, 2024. Accordingly, the consolidated financial statements and notes to the consolidated financial statements reflect the results of the Company's ecommerce operations and used vehicle dealership business as a discontinued operation for the periods presented. Refer to Note 5 — Discontinued Operations for further detail. The Company is now organized into two reportable segments: UACC and CarStory. The UACC reportable segment represents UACC’s operations with its network of third-party dealership customers, including the purchase and servicing of vehicle retail installment sales contracts. Prior to the Ecommerce Wind-Down, UACC also offered vehicle financing to Vroom’s customers through its ecommerce platform; the UACC reportable segment also includes the runoff of these previously originated contracts. The CarStory reportable segment represents sales of AI-powered analytics and digital services to automotive dealers, automotive financial services companies and others in the automotive industry. Refer to Note 17 — Segment Information for further details.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conversion of Common Stock

Immediately prior to the Effective Date, there were 1,822,577 outstanding shares of the Company’s common stock, $0.001 par value per share. The Company has adopted an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to, among other changes to the Company’s prior amended and restated certificate of incorporation, effect an automatic conversion of the common stock at a ratio of 1-for-5. As a result of the automatic conversion and the issuance of shares of common stock pursuant to the Plan, there were approximately 5,163,109 outstanding shares of newly issued common stock as of the Effective Date (the "Common Stock").

Warrants to Purchase Common Stock

On the Effective Date, the Company entered into a warrant agreement (the “Warrant Agreement”) with Equiniti Trust Company LLC, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company issued warrants (the “Warrants”) to purchase an aggregate of 364,516 shares of the Common Stock, at an exercise price of $60.95 per share, to stockholders of the Predecessor in accordance with the Prepackaged Chapter 11 Case. Each Warrant was immediately exercisable upon the issuance date and will expire five years from the issuance date. On July 7, 2025, the Company's Warrants commenced trading on the OTCQX Best Market under the symbol "VRMWW".

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

Upon emergence from the Prepackaged Chapter 11 Case, the Company adopted fresh start accounting in accordance with FASB Codification Topic 852, Reorganizations ("ASC 852") and became a new entity for financial reporting purposes. As a result, the consolidated financial statements after the Effective Date are not comparable with the consolidated financial statements on or before that date as indicated by the “black line” division in the financial statements and footnote tables. References to “Successor” relate to the Company's financial position and results of operations after the Effective Date. References to “Predecessor” refer to the Company's financial position and results of operations on or before the Effective Date. Refer to Note 6 — Fresh Start Accounting for further details.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets. The Company bases its estimates on historical experience, market conditions, and on various other assumptions that are believed to be reasonable. Actual results may differ from these estimates.

Comprehensive Loss

The Company did not have any other comprehensive income or loss for the years ended December 31, 2025, and 2024. Accordingly, net loss and comprehensive loss are the same for the periods presented.

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

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to account for all finance receivables as finance receivables held for investment at fair value. Prior to the accounting policy change, the Company's finance receivables at fair value included both finance receivables held for sale at fair value as well as finance receivables held for investment at fair value. The Company did not have any finance receivables held for sale at fair value as of December 31, 2025, and the aggregate principal balance and the fair value of the finance receivables held for investment was $909.9 million and $808.6 million, respectively as of December 31, 2025. The aggregate principal balance and the fair value of the finance receivables held for sale at fair value was $365.0 million and $320.6 million, respectively, and the aggregate principal balance and the fair value of the finance receivables held for investment at fair value was $211.2 million and $183.2 million, respectively as of December 31, 2024.

The Company reassesses the estimate for fair value at each reporting period with any changes reflected as a fair value adjustment and recorded in "Realized and unrealized losses, net of recoveries" in the consolidated statements of operations. For all finance receivables at fair value, the Company recognizes the fees it charges to dealers upon acquisition as other income at the time of issuance of the finance receivables and recognizes the acquisition costs to underwrite the finance receivables as an expense in the period incurred. For finance receivables held for investment at

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fair value, any discounts are amortized over the contractual life of the underlying finance receivables and is recognized in realized and unrealized loss, net of recoveries on the consolidated statement of operations.

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

Prior to the Effective Date, the Company recorded a valuation allowance to report finance receivables held for sale at the lower of cost or fair value. To determine the valuation allowance, finance receivables were evaluated collectively as they represent a large group of smaller-balance homogeneous loans. To the extent that actual experience differed from estimates, significant adjustments to the Company's valuation allowance were needed. Fair value adjustments were recorded in "Realized and unrealized losses, net of recoveries" in the consolidated statements of operations. Principal balances and corresponding deferred acquisition costs and discounts of finance receivables were charged-off when the Company was unable to sell the finance receivable and the related vehicle had been repossessed and liquidated, or the receivable had otherwise been deemed uncollectible. As of December 31, 2025, the Company did not have any finance receivables classified as held for sale, net and therefore did not have a valuation allowance. As of December 31, 2024, the valuation allowance for finance receivables classified as held for sale was $31.1 million. Refer to Note 16 – Financial Instruments and Fair Value Measurements.

Consolidated CFEs

The Company's securitization transactions are consolidated collateralized financing entities (CFEs) that are VIEs. Refer to Note 4 — Variable Interest Entities and Securitizations for further details. The Company recognized the following revenue and expenses associated with these CFEs in the consolidated statements of operations (in thousands):

	Successor	Predecessor
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,
	2025	2025	2024
Interest income	110,938	$3,314	$105,786
Interest expense	(33,200)	(1,185)	(30,263)
Realized and unrealized losses, net of recoveries	(65,809)	(2,977)	(64,754)
Noninterest income (loss), net	1,702	6	(2,103)
Reorganization items, net	—	7,964	—

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets are retired or otherwise disposed of, their costs and related accumulated depreciation are written off and any resulting gains or losses are recorded during the period.

Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives of the assets:

Equipment	1 to 10 years
Furniture and fixtures	2 to 5 years
Leasehold improvements	Lesser of useful life or lease term
Internal-use software	1 to 4 years

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

Additionally, the Company capitalizes implementation costs incurred in a cloud computing arrangement that is a service contract. The capitalized implementation costs related to a cloud computing arrangement are amortized over the term of the arrangement. Capitalized implementation costs are included in “Other assets” in the consolidated balance sheet and are amortized over the terms of the arrangements, which range between 1 and 3 years.

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

The Company incurred impairment charges related to operating lease right-of-use assets of $4.2 million for the period from January 15, 2025, to December 31, 2025, related to costs associated with planned facility closures that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

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

As a result of filing of the Prepackaged Chapter 11 Case on November 13, 2024, the Company determined a triggering event existed as of December 31, 2024, indicating the carrying amount of our asset groups may not be recoverable. Therefore, the Company performed an evaluation of its assets for impairment. For the UACC asset group, as the carrying value of the asset group did not exceed the estimated undiscounted future cash flows, the asset group was deemed recoverable and no impairment charges were recognized. For the CarStory asset group, the carrying value of the asset group exceeded the estimated undiscounted future cash flows, however, it did not exceed the estimated fair value, as such, no impairment charges were recognized. The Company determined there were no triggering events as of December 31, 2025.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

examination. Potential interest and penalties associated with unrecognized tax positions are recognized in income tax expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. OBBBA includes, among other provisions, changes affecting (i) the deductibility and/or amortization of domestic research or experimental expenditures for taxable years beginning after December 31, 2024, (ii) the timing and availability of certain clean energy tax incentives (including an accelerated phase-out for certain credits for projects beginning after June 30, 2026), and (iii) certain international tax rules impacting foreign income and the calculation of Foreign-Derived Intangible Income (“FDII”), among other cross-border considerations. The Company evaluated the relevant provisions of OBBBA and determined that OBBBA did not have a material impact on the Company’s consolidated financial statements.

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

UACC’s customers, in this instance, are the third-party automotive dealers through which it purchases or acquires retail installment sale contracts for consumers. CarStory’s customers are dealers, automotive financial services companies and others in the automotive industry who purchase CarStory’s digital retailing services. For the years ended December 31, 2025 and 2024, no customer represented 10% or more of the Company’s revenues and no customer represented more than 10% of the Company’s accounts receivable as of December 31, 2025 and 2024.

Bankruptcy

The Company applied FASB Codification Topic 852, Reorganizations ("ASC 852") in preparing the consolidated financial statements starting on the Prepackaged Chapter 11 Case petition date. ASC 852 requires the financial statements, for the periods subsequent to the petition date, up to and including the period of emergence from Chapter 11, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges are recorded as Reorganization items, net in the consolidated statements of operations. In addition, prepetition obligations that were impacted by the Chapter 11 process have been

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

classified on the consolidated balance sheets as of December 31, 2024 as liabilities subject to compromise. Refer to Note 6 — Fresh Start Accounting

The Company emerged from the Prepackaged Chapter 11 Case on January 14, 2025.

Liquidity

On January 14, 2025, the Company emerged from the Prepackaged Chapter 11 Case, as discussed in Note 1 — Description of Business and Basis of Presentation. On the Effective Date, each holder of the 2026 Notes received a pro rata share of 92.94% of the Common Stock (subject to dilution) and all of the Company’s outstanding obligations under the 2026 Notes and the Indenture were deemed fully satisfied and discharged.

As of December 31, 2025, the Company had cash and cash equivalents of $10.4 million and restricted cash of $55.9 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $55.8 million. The Company has historically had negative cash flows and generated losses from operations and the Company’s primary source of liquidity has been cash generated through financing activities.

As of December 31, 2025, UACC had three warehouse credit facilities with an aggregate borrowing limit of $600.0 million and outstanding borrowings related to the Warehouse Credit Facilities were $318.7 million and excess borrowing capacity was $11.3 million. The Warehouse Credit Facilities have expiration dates in June 2026, August 2026 and April 2027, respectively. The Company is in ongoing discussions with the warehouse lenders to extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity. As of December 31, 2025, the Company was in compliance with all covenants related to the Warehouse Credit Facilities. Refer to Note 10 - Warehouse Credit Facilities and Consolidated VIEs.

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

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement for a delayed draw term loan facility (“Delayed Draw Facility”), which matures on December 31, 2026, with Mudrick Capital Management, L.P. (“Lender”), who is a 76.5% shareholder of the Company, and as of January 14, 2025, became a related party. On October 9, 2025 the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. As of December 31, 2025, the Company drew $8.0 million against the Delayed Draw Facility. Refer to Note 20 — Related Party Transactions for further details.

On August 29, 2025, the Company issued $10.0 million aggregate principal amount of 2030 Notes to Annox Capital, LLC and Robert J. Mylod, Jr., the Managing Partner of Annox Capital, LLC and the Independent Executive Chair of the board of directors of the Company. Refer to Note 11 — Long Term Debt for further details.

On November 25, 2025, Vroom, Inc. entered into a Note Purchase Agreement with Robert J. Mylod, Jr., the Independent Executive Chair of the board of directors of the Company. Pursuant to the Note Purchase Agreement, the Company issued Senior Secured Delayed Draw Notes due 2026 (the “Delayed Draw Notes”) in a maximum aggregate principal commitment amount of $10.5 million, which mature on November 25, 2026. As of December 31, 2025, the Company drew $10.5 million against the Delayed Draw Notes. Refer to Note 20 — Related Party Transactions for further details.

Upon the Company's emergence from the Prepackaged Chapter 11 Case on January 14, 2025, the Company continues to operate as a viable going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that it will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s future capital requirements will depend on many factors, including the ability to realize the intended benefits of the Prepackaged Chapter 11 Case and Long-Term Strategic Plan, available advance rates on and the renewal of the Warehouse Credit Facilities and delayed draw facility, the ability to complete additional securitization transactions on terms favorable to the Company, and future credit losses. The Company anticipates that existing cash and cash equivalents, the delayed draw facility, the delayed draw notes, and UACC's Warehouse Credit Facilities will be sufficient to support the Company’s ongoing operations and obligations, for at least the next twelve months from the date of issuance of the consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. The Company adopted the guidance for fiscal year beginning January 1, 2025, on a retroactive basis, which did not have a material impact on the Company's consolidated financial statements and related disclosures. Refer to Note 18 — Income Taxes.

Accounting Standards Issued But Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2025-06 on the consolidated financial statements.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to recognize discount income on finance receivables held for investment at fair value as a component of "Realized and unrealized losses, net of recoveries". In the Predecessor periods discount income on finance receivables held for investment at fair value was recognized as a component of "Interest income" on the Company’s consolidated statement of operations. The discount income represents the amortization of unearned acquisition discounts over the contractual life of the underlying finance receivables using the interest method. Interest income on each automotive finance receivable is calculated based on the finance receivable’s outstanding principal balance multiplied by the contractual interest rate.

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

Servicing Income

Servicing income represents the annual fees earned on the outstanding principal balance of the finance receivables serviced as well as late charges, collection payments, and other fees. Fees are earned monthly at an annual rate of approximately 4%, for the 2022-1 securitization transaction, of the outstanding principal balance of the finance receivables serviced. Late charges and other permitted fees are assessed in accordance with contractual terms and applicable state law, generally at the maximum allowable amounts or as a percentage of overdue finance receivable balances and are recorded on a cash basis. Refer to Note 4 — Variable Interest Entities and Securitizations for further details.

Warranties and GAP income

Prior to the Ecommerce Wind-Down, the Company offered third-party financing and third-party value-added products such as vehicle service contracts, guaranteed asset protection (“GAP”) and tire and wheel coverage, to its used vehicle customers pursuant to arrangements with the third parties that sell and administered these products and are responsible for their fulfillment. The Company continues to runoff the legacy Vroom third party vehicle service and GAP policies sold prior to the Ecommerce Wind-Down

UACC also offers third-party vehicle service contracts and United Auto Credit GAP to consumers who obtain financing through UACC. United Auto Credit GAP is a debt waiver product that is underwritten directly by UACC. It provides protection for consumers who purchase the product by waiving the difference between the actual cash value of the consumer’s vehicle and the balance of the consumer’s contract, subject to the terms and conditions of the United Auto Credit GAP, in the event of a total loss resulting from collision or theft. The total fees are earned over the contractual life of the related finance receivables on straight-line basis.

The Company concluded that it is an agent for any transactions with third-parties because it does not control the products before they are transferred to the consumer. The Company recognizes revenue on a net basis when the consumer enters into an arrangement for the products.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A portion of the fees earned on third-party financing and value-added products is subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of December 31, 2025 and December 31, 2024, the Company’s reserve for chargebacks was $7.3 million and $9.1 million, respectively, which are included within “Other liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to warranties and GAP income in the period identified. As of December 31, 2025 and December 31, 2024, the Company recognized $9.9 million and $11.0 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, which are included within “Other assets."

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

In 2025, UACC completed the 2025-1 securitization transaction, in which it issued approximately $307.8 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $306.5 million. The trust was collateralized by finance receivables with an aggregate principal balance of $382.1 million as of March 12, 2025. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. The Company retained the residual interests, which required the Company to account for the 2025-1 securitization as secured borrowings and the assets and liabilities of the trust remain on balance sheet.

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

The VIE model allows for a measurement alternative when a reporting entity elects the fair value option and consolidates a collateralized financing entity (“CFE”). This measurement alternative eliminates the accounting mismatch that may arise from measurement differences between the CFE’s financial assets and third-party financial liabilities in earnings and attributes those earnings to the controlling equity interest in the consolidated income statement. All of the consolidated securitization trusts meet the definition of a CFE and the Company has elected to apply the measurement alternative when consolidating these VIEs. Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Successor made an accounting policy election to apply the measurement alternative to the 2024-1 CFE. Refer to Note 16 – Financial Instruments and Fair Value Measurements for further detail.

UACC had three senior secured warehouse credit facilities as of December 31, 2025. Through trusts, UACC entered into warehouse facility agreements with certain banking institutions, primarily to finance the purchase and origination of finance receivables as well as to provide funding for general operating activities. These trusts are secured by eligible finance receivables which are pledged as collateral for the warehouse facilities. These trusts are consolidated VIEs. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs for further details.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Successor
	As of December 31, 2025
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$39,729	$16,106	$55,835
Finance receivables at fair value	441,084	335,916	777,000
Interest receivable	7,164	5,270	12,434
Other assets	5,991	3,842	9,833
Total Assets	$493,968	$361,134	$855,102
Liabilities:
Securitization debt at fair value	$393,244	$—	$393,244
Warehouse credit facilities	—	318,655	318,655
Other liabilities	5,773	9,917	15,690
Total Liabilities	$399,017	$328,572	$727,589

	Predecessor
	As of December 31, 2024
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$29,213	$18,895	$48,108
Finance receivables at fair value	214,420	252,900	467,320
Finance receivables held for sale	178,845	131,120	309,965
Interest receivable	6,892	6,370	13,262
Other assets	6,057	4,700	10,757
Total Assets	$435,427	$413,985	$849,412
Liabilities:
Securitization debt at fair value	$353,356	$—	$353,356
Warehouse credit facilities	—	359,912	359,912
Other liabilities	3,597	10,244	13,841
Total Liabilities	$356,953	$370,156	$727,109

1 Refer to Note 10 – Warehouse Credit Facilities of Consolidated VIEs for further details of the warehouse facilities.

5. Discontinued Operations

As discussed in Note 1 – Description of Business and Basis of Presentation, the Ecommerce Wind-Down was substantially completed as of March 29, 2024. The Company's ecommerce operations were previously a reportable segment and the exit represents a strategic shift that had a major effect on the Company's operations and financial results. Therefore, in accordance with ASC 205, the Company reported the ecommerce operations and used vehicle dealership business as discontinued operations.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the major income and expense line items from discontinued operations as reported in the consolidated statements of operations (in thousands):

	Successor	Predecessor
	Period from January 15, to December 31,	Year Ended December 31,
	2025	2024
Revenue:
Retail vehicle, net	$—	$47,320
Wholesale vehicle	—	140,714
Product, net	(29)	1,635
Total revenue	(29)	189,669
Cost of sales:
Retail vehicle	—	43,673
Wholesale vehicle	—	142,343
Total cost of sales	—	186,016
Total gross profit (loss)	(29)	3,653
Selling, general and administrative expenses	(1,155)	39,562
Gain (loss) on disposal of long lived assets	130	(10,159)
Depreciation and amortization	—	383
Income (loss) from operations	996	(26,133)
Interest expense	—	1,607
Interest loss	—	(856)
Income (loss) before provision for income taxes	996	(26,884)
Provision for income taxes	—	-
Net income (loss) from discontinued operations	$996	$(26,884)

Net income (loss) from discontinued operations for the period from January 1, 2025, to January 14, 2025, was not material.

The following table summarizes the major classes of assets and liabilities from discontinued operations as reported in the consolidated balance sheets:

	Successor	Predecessor
	As of December 31,	As of December 31,
	2025	2024
ASSETS
Property and equipment, net	$—	$800
Other assets	46	143
Assets from discontinued operations	$46	$943
LIABILITIES
Accounts payable	$82	$116
Accrued expenses	43	3,906
Liabilities from discontinued operations	$124	$4,022

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Fresh Start Accounting

As discussed in Note 1 — Description of Business and Basis of Presentation, on November 13, 2024, the Company commenced the Prepackaged Chapter 11 Case. On January 14, 2025, the Effective Date, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective. On January 14, 2025, the Company emerged from the Prepackaged Chapter 11 Case. On the Effective Date, each holder of the Notes received a pro rata share of 92.94% of the Common Stock, (subject to dilution) and all of the Company’s outstanding obligations under the Notes and the Indenture were deemed fully satisfied and discharged. There were no other creditors of the Company impaired in connection with the Prepackaged Chapter 11 Case.

The Company adopted an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to, among other changes to its prior amended and restated certificate of incorporation, effect an automatic conversion of the Common Stock at a ratio of 1-for-5. As a result of the automatic conversion and the issuance of shares of Common Stock pursuant to the Plan, there were approximately 5,163,109 outstanding shares of the Common Stock as of the Effective Date.

On the Effective Date, the Company entered into the Warrant Agreement with Equiniti Trust Company LLC, as warrant agent. In accordance with the Plan and pursuant to the Warrant Agreement, on the Effective Date, the Company issued the Warrants to purchase an aggregate of 364,516 shares of the Common Stock, at an exercise price of $60.95 per share, to stockholders of the Predecessor in accordance with the Prepackaged Chapter 11 Case. Each Warrant was immediately exercisable upon the issuance date and will expire five years from the issuance date.

In connection with the emergence from the Prepackaged Chapter 11 Case and in accordance with ASC Topic 852, the Company qualified for and adopted fresh start accounting on the Effective Date. The Company was required to adopt fresh start accounting because (i) the holders of existing voting shares of the Predecessor received less than 50% of the voting shares of the Successor Company, and (ii) the reorganization value of the assets immediately prior to confirmation of the Plan was less than the post-petition liabilities and allowed claims. In accordance with ASC Topic 852, with the application of fresh start accounting, the Company allocated its equity value to its individual assets and liabilities based on their estimated fair values. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the consolidated financial statements after January 14, 2025, are not comparable with the consolidated financial statements as of or prior to that date.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidated Balance Sheet

The adjustments set forth in the following consolidated balance sheet as of January 14, 2025 reflect the effects of the transactions contemplated by the Plan and executed on the Effective date (reflected in the column “Reorganization Adjustments”), and fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column “Fresh Start Accounting Adjustments”), (in thousands):

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Reorganization items, net

The Company applied ASC 852 in preparing the consolidated financial statements starting on the Prepackaged Chapter 11 Case petition date. ASC 852 requires the financial statements, for the periods subsequent to the petition date and up to and including the Effective Date, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges are recorded as Reorganization items, net in the Consolidated Statements of Operations.

Certain expenses resulting from and recognized during the Company's bankruptcy proceedings, gains on the settlement of liabilities under the Plan and the net impact of fresh start accounting adjustments are recorded in

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reorganization items, net in the Company's Consolidated Statements of Operations. Reorganization items, net consisted of the following (in thousands):

	Predecessor
	Period from January 1 through January 14,	Year Ended December 31,
	2025	2024
Net gain on settlement of debt	$141,419	$—
Net loss on fresh start adjustments	(87,688)	—
Net loss on reorganization adjustment of other assets	(2,037)	—
Debt valuation adjustments	—	(2,438)
Professional fees	(658)	(3,126)
Total reorganization items, net	$51,036	$(5,564)

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2025	2024
Equipment	$539	$2,841
Furniture and fixtures	82	333
Leasehold improvements	388	693
Internal-use software	7,043	5,366
Other	128	693
	8,180	9,926
Accumulated depreciation and amortization	(1,436)	(5,862)
Property and equipment, net	$6,744	$4,064

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company recorded property and equipment at fair value as of the Effective Date, as discussed in Note 6 — Fresh Start Accounting for further details.

Depreciation and amortization expense was $1.5 million for the period from January 15, 2025 to December 31, 2025 and $2.1 million for the year ended December 31, 2024, respectively. Depreciation and amortization expense for the period from January 1, 2025, to January 14, 2025, was not material.

The Company recorded impairment charges for "Property and equipment, net" of $2.8 million for the year ended December 31, 2024, respectively, related to the Company's internal-use software that no longer have a planned future use.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Assets

Intangible assets, net consisted of the following (in thousands):

	Successor			Predecessor
	December 31, 2025			December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$9,800	$(1,347)	$8,453	$108,700	$(55,047)	$53,653
Customer relationships	900	(108)	792	69,400	(26,011)	43,389
Trademarks and trade names	3,500	(375)	3,125	12,200	(4,373)	7,827
Total intangible assets	$14,200	$(1,830)	$12,370	$190,300	$(85,431)	$104,869

Amortization expense for intangible assets was $1.0 million for the period from January 1, 2025 to January 14, 2025, $1.8 million for the period from January 15, 2025 to December 31, 2025, and $27.0 million for the years ended December 31, 2024.

The estimated amortization expense for intangible assets subsequent to December 31, 2025, consists of the following (in thousands):

Year Ending December 31:
2026	1,901
2027	1,901
2028	1,901
2029	1,901
Thereafter	4,766
$12,370

9. Other Liabilities

The Company’s other liabilities consisted of the following (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2025	2024
Warranty and GAP liabilities	$14,834	$17,163
Dealer related liabilities	3,423	4,184
Accrued compensation and benefits	5,402	12,165
Accrued professional services	3,127	532
Accrued software and IT costs	403	252
Interest payable	3,606	4,096
Insurance payable	447	29
Other	9,907	11,278
Total other liabilities	$41,149	$49,699

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Warehouse Credit Facilities of Consolidated VIEs

UACC has three senior secured warehouse facility agreements (the “Warehouse Credit Facilities”), through consolidated VIEs, with banking institutions as of December 31, 2025. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of December 31, 2025 and 2024, the Company had excess borrowing capacity of $11.3 million and $28.2 million on UACC's Warehouse Credit Facilities, respectively. The terms of the Warehouse Credit Facilities include the following (in thousands):

	Facility One	Facility Two	Facility Three
Execution date	November 19, 2013	July 11, 2019	November 18, 2022
Commitment termination date	June 2, 2026	August 28, 2026	April 12, 2027
Aggregate borrowings limit	$200,000	$200,000	$200,000
As of December 31, 2025 (Successor)
Aggregate principal balance of finance receivables pledged as collateral	$9,732	$147,269	$224,874
Outstanding balance	$7,739	$111,060	$199,856
Restricted cash	$557	$6,920	$8,629
As of December 31, 2024 (Predecessor)
Aggregate principal balance of finance receivables pledged as collateral	$76,523	$223,901	$143,514
Outstanding balance	$62,290	$175,568	$122,054
Restricted cash	$3,169	$10,398	$5,328

As of December 31, 2025 and 2024, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 5.55% and 6.32%, respectively.

During the year ended December 31, 2025 the Company renewed three of its previous four Warehouse Credit Facilities. The significant terms of the agreements remained unchanged except for certain reductions in advance rates and increases in minimum liquidity and tangible net worth requirements as well as a decrease of the aggregate borrowing limit under one of the facilities from $225.0 million to $200.0 million. On July 21, 2025, the remaining fourth Warehouse Credit Facility, which had a borrowing capacity of $200 million, expired pursuant to its terms and was not extended or renewed. The Company believes that its borrowing capacity from its other Warehouse Credit Facilities is sufficient to support its current operational needs and therefore elected not to renew this commitment.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of December 31, 2025 and 2024, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Long Term Debt

Debt instruments, excluding warehouse credit facilities of consolidated VIEs, which are discussed in Note 10 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2025	2024
Securitization debt of consolidated VIEs at fair value	$393,244	$142,629
Securitization debt of consolidated VIEs at amortized cost	—	210,727
Financing of beneficial interest in securitizations	19,643	17,700
Junior subordinated debentures	10,310	10,310
Total debt	$423,197	$381,366

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

On November 13, 2024, the Company commenced the Prepackaged Chapter 11 Case. On the Effective Date, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective. On January 14, 2025, the Company emerged from the Prepackaged Chapter 11 Case. On the Effective Date, each holder of the 2026 Notes received a pro rata share of 92.94% of the Common Stock, as defined below, and all of the Company’s outstanding obligations under the 2026 Notes and the Indenture were deemed fully satisfied and discharged.

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

The Company accounted for the 2026 Notes as a single liability-classified instrument measured at amortized cost. As a result of filing the bankruptcy petition, the Company wrote off the remaining unamortized debt discount and debt issuance costs of $2.4 million, recorded within "Reorganization items, net" on the consolidated statements of operations. The net carrying value was $290.5 million as of December 31, 2024 recorded in "Liabilities subject to compromise" in the consolidated balance sheet.

The 2026 Notes were issued at par value and fees associated with the issuance of these 2026 Notes were amortized to interest expense using the effective interest method over the contractual term of the 2026 Notes. The interest expense for the year ended December 31, 2024 was $3.4 million. The effective interest rate of the Notes was 1.3% as of December 31, 2024.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securitization Debt of Consolidated VIEs

The securitization debt was issued under UACC's securitization program. The Company elected to account for the 2022-2, 2023-1, and 2025-1 securitization debt under the fair value option using the measurement alternative. Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to apply the measurement alternative to the 2024-1 securitization debt. Fair value adjustments are recorded in "Realized and unrealized losses, net of recoveries" in the consolidated statements of operations. Refer to Note 16 — Financial Instruments and Fair Value Measurements. For the 2022-2, 2023-1, 2024-1, and 2025-1 securitization transactions, the Company consolidated the VIEs and accounted for these transactions as secured borrowings. Refer to Note 4 — Variable Interest Entities and Securitizations for further discussion.

UACC retained the residual interests in the 2023-1, 2024-1, and 2025-1 securitization transactions. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it is responsible for the administration and collection of the amounts owed under the contracts. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $39.7 million and $29.2 million as of December 31, 2025 and 2024, respectively.

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

The securitization debt issued is included in "Long-term debt" on the consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of December 31, 2025 (Successor)
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2022-2-D	January 10, 2028	$32,889	6.84%	$11,415	$11,400
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	28,440	13,011
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	20,169	20,340
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	24,770
United Auto Credit 2024-1-C	October 10, 2029	35,190	7.06%	23,664	23,721
United Auto Credit 2024-1-D	November 12, 2029	52,160	8.30%	52,160	52,953
United Auto Credit 2024-1-E	November 12, 2030	37,540	10.45%	37,540	39,263
United Auto Credit 2025-1-A	June 10, 2027	138,300	4.80%	37,290	37,324
United Auto Credit 2025-1-B	February 10, 2028	50,450	5.05%	50,450	50,642
United Auto Credit 2025-1-C	June 10, 2030	32,660	5.15%	32,660	32,849
United Auto Credit 2025-1-D	July 10, 2030	50,810	5.96%	50,810	51,166
United Auto Credit 2025-1-E	October 10, 2031	35,560	7.71%	35,560	35,805
Total rated notes at fair value		$557,908		$403,414	$393,244

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 (Predecessor)
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2022-2-C	May 10, 2027	$26,533	5.81%	$5,265	$5,265
United Auto Credit 2022-2-D	January 10, 2028	32,889	6.84%	32,889	32,836
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	28,440	16,922
United Auto Credit 2023-1-C	July 10, 2028	33,326	6.28%	27,657	27,731
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	35,653	36,149
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	23,726
Total rated notes at fair value		$185,097		$153,160	$142,629

United Auto Credit 2024-1-A	August 10, 2026	$132,340	6.17%	$45,490
United Auto Credit 2024-1-B	June 10, 2027	42,770	6.57%	42,770
United Auto Credit 2024-1-C	October 10, 2029	35,190	7.06%	35,190
United Auto Credit 2024-1-D	November 12, 2029	52,160	8.30%	52,160
United Auto Credit 2024-1-E	November 12, 2030	37,540	10.45%	37,540
Total rated notes at amortized cost		$300,000		$213,150
Unamortized debt issuance costs				$2,423
Net carrying value				$210,727

The final scheduled payment date represents legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $199.1 million in 2026, $113.4 million in 2027, $52.3 million in 2028, and $38.6 million in 2029.

The aggregate principal balance and the net carrying value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	Successor		Predecessor
	As of December 31,		As of December 31,
	2025		2024
	Aggregate Principal Balance	Net Carrying Value (1)	Aggregate Principal Balance	Net Carrying Value
United Auto Credit 2022-2	$28,924	$25,869	$65,096	$57,130
United Auto Credit 2023-1	51,291	44,224	106,920	92,041
United Auto Credit 2024-1	152,603	134,903	275,567	244,094
United Auto Credit 2025-1	257,485	236,088	—	—
Total finance receivables of CFEs	$490,303	$441,084	$447,583	$393,265
(1) For the Successor period, net carrying value is equal to fair value.

Financing of beneficial interest in securitizations

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance a portion of its asset-backed securities issued in its securitization transactions and held by UACC, pursuant to applicable Risk Retention Rules. Under this facility, UACC sells such retained interests and agrees to repurchase them on a future date. As of December 31, 2025, UACC pledged $27.6 million of its retained beneficial interests as collateral, and the outstanding borrowings related to this risk retention financing facility were $19.8 million, with expected repurchase dates ranging from June 2027 to October 2031. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lender, which will reduce the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, UACC may be required to transfer cash or additional securities as pledged under this facility. At the termination of this agreement, UACC is obligated to return the amounts borrowed.

The outstanding balance of this facility, net of unamortized debt issuance costs, was $19.6 million and $17.7 million as of December 31, 2025 and 2024, respectively, and is included in "Long-term debt" on the consolidated balance sheet. As of December 31, 2025 and 2024, the fair value of the collateral pledged under this facility was $20.0 million and $18.3 million, respectively.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease term and discount rate

The weighted-average remaining lease term and discount rate for the Company’s operating leases, excluding short-term operating leases, were 5.4 years and 8.0% as of December 31, 2025, respectively, and 6.0 years and 7.9% as of December 31, 2024, respectively.

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

Lease costs and activity

The Company’s lease costs and activity for the years ended December 31, 2025 and 2024 were as follows (in thousands):

	Period from January 15 through December 31,	Year Ended December 31,
	2025	2024
Lease Cost
Operating lease cost	1,975	2,063
Short-term lease cost	65	39
Variable lease cost	637	671
Sublease income	(261)	(868)
Net lease cost	$2,416	$1,905

	Successor	Predecessor
	Period from January 15 through December 31,	Year Ended December 31,
	2025	2024
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,988	$3,424
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$3,428

Lease costs and activity for the period from January 1, 2025, to January 14, 2025, was not material.

The Company incurred impairment charges related to operating lease right-of-use assets of $4.2 million for the period from January 15, 2025, to December 31, 2025 and $2.4 million for the year ended December 31, 2024, related to costs associated with planned facility closures that will continue to be incurred under the contract for its remaining term without economic benefit to the Company.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity of Lease Liabilities

The maturity of the Company’s lease liabilities on an undiscounted cash flow basis and a reconciliation to the operating lease liabilities recognized on the Company’s consolidated balance sheet as of December 31, 2025 were as follows (in thousands):

2026	2,041
2027	2,099
2028	2,162
2029	1,844
2030	1,766
Thereafter	1,373
Total lease payments	11,285
Less: interest	(2,143)
Present value of lease liabilities	$9,142

Operating lease liabilities	$9,142

13. Commitments and Contingencies

Litigation

From time to time, the Company is involved in various claims and legal actions that arise in the ordinary course of business and an unfavorable resolution of any of these matters could materially affect the Company’s future results of operations, cash flows or financial position.

Beginning in March 2021, multiple putative class actions were filed in the U.S. District Court for the Southern District of New York by certain of the Company’s stockholders against Vroom, Inc., Vroom Automotive, LLC, and certain of their officers alleging violations of federal securities laws. The lawsuits were captioned Zawatsky et al. v. Vroom, Inc. et al., Case No. 21-cv-2477; Holbrook v. Vroom, Inc. et al., Case No. 21-cv-2551; and Hudda v. Vroom, Inc. et al., Case No. 21-cv-3296. All three of the lawsuits asserted similar claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5. In each case, the named plaintiff(s) sought to represent a proposed class of all persons who purchased or otherwise acquired the Company’s securities during a period from June 9, 2020 to March 3, 2021 (in the case of Holbrook and Hudda), or November 11, 2020 to March 3, 2021 (in the case of Zawatsky). In August 2021, the Court consolidated the cases under the new name In re: Vroom, Inc. Securities Litigation, Case No. 21-cv-2477, appointed a lead plaintiff and lead counsel and ordered a consolidated amended complaint to be filed. The court-appointed lead plaintiff subsequently filed a consolidated amended complaint that reasserts claims under Sections 10(b) and 20(a) of the Exchange Act, and SEC Rule 10b-5 against the Company and certain of the Company’s officers, and added new claims under Sections 11, 12 and 15 of the Securities Act against the Company, certain of its officers, certain of its directors, and the underwriters of the Company’s September 2020 secondary offering. On March 19, 2025, the Court entered an order granting Vroom’s motion to dismiss all claims, and the plaintiffs elected not to file a motion to amend their complaint. Thereafter, on May 30, 2025, the Court entered a final judgment of dismissal, for which the time period to appeal has expired. Accordingly, the cases have been closed.

In August 2021, November 2021, January 2022, and February 2022, various Company stockholders filed purported shareholder derivative lawsuits on behalf of the Company in the U.S. District Court for the Southern District of New York against certain of Vroom’s officers and directors, and nominally against the Company, alleging violations of the federal securities laws and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. All four lawsuits have been consolidated under the case caption In re Vroom, Inc. Shareholder Derivative Litigation, Case No. 21-cv-6933, and the court has approved the parties’ stipulation that the cases would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. The stockholders who filed these lawsuits have voluntarily dismissed their claims and these cases have been closed.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2022 and April 2024, two of the Company’s stockholders filed separate purported shareholder derivative lawsuits on behalf of the Company in the U.S. District Court for the District of Delaware against certain of Vroom’s officers and directors, and nominally against the Company, alleging violations of the federal securities law and breaches of fiduciary duty to the Company and/or related violations of Delaware law based on the same general course of conduct alleged in In re: Vroom, Inc. Securities Litigation. The case filed in April 2022 is captioned Godlu v. Hennessy et al., Case No. 22-cv-569, the case filed in April 2024 is captioned Hudda v. Hennessy et al., Case No. 24-cv-4499., and the court in each has approved the parties’ stipulations that each case would remain stayed pending final resolution of In re: Vroom, Inc. Securities Litigation. The stockholders who filed these lawsuits have voluntarily dismissed their claims and these cases have been closed.

In April 2022, the Attorney General of Texas filed a petition on behalf of the State of Texas in the District Court of Travis County, Texas against Vroom, Inc. and Vroom Automotive, LLC, alleging violation of the Texas Deceptive Trade Practices − Consumer Protection Act, Texas Business and Commerce Code § 17.41 et seq., based on alleged deficiencies and other issues in Vroom’s marketing of used vehicles and fulfilment of customer orders, including the titling and registration of sold vehicles. According to the petition, 80% of the customer complaints referenced in the petition were received in the 12 months prior to April 2022. The petition is captioned State of Texas v. Vroom Automotive LLC & Vroom Inc., Case No. D-1-GN-001809. In May 2022, Vroom Automotive, LLC and the Attorney General of the State of Texas agreed to a temporary injunction in which Vroom Automotive, LLC agreed to adhere to its existing practice of possessing title for all vehicles it sells or advertises as available for sale on its ecommerce platform. In December 2023, Vroom, Inc., Vroom Automotive, LLC and the Attorney General of the State of Texas reached a final agreement to resolve all claims in the petition, without any admission of wrongdoing by either Vroom entity. Under the agreement, the Vroom entities agreed to pay a total of $2 million in civil penalties and $1 million in attorneys' fees, with the first half due in September 2024 and the remaining half due in September 2025, and abide permanently by an injunction of certain operational practices that were previously implemented. As of September 1, 2025, the Vroom entities completed their payment obligations under the agreement.

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

As of December 31, 2025 and December 31, 2024, there was no preferred stock issued or outstanding.

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

Pursuant to the Plan, the 2020 Plan was further amended on January 14, 2025, to increase the number of shares reserved for issuance under the 2020 Plan to account for the proposed post-emergence management incentive program, which accounts for 15% of the fully-diluted shares of Common Stock as of immediately following the Effective Date, inclusive of the Warrants, the management incentive program and the converted existing equity awards: 10% will be allocated for awards of restricted stock units and 5% will be allocated for awards of stock options. The amended and restated 2020 Plan authorizes the issuance of: (i) 1,166,880 shares of common stock, (ii) any shares which are subject to awards under the 2014 Plan or any other prior plans which are forfeited or lapse unexercised and are not issued under the prior plans; and (iii) an annual increase on the first day of each calendar year beginning on January 1, 2022, and ending on and including January 1, 2030, equal to the lesser of (A) 4% of the shares outstanding (on an as‑converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board of Directors or the Compensation Committee. As of December 31, 2025, there were 49,022 shares available for future issuance under the 2020 Plan.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

The following table summarizes stock option activity for the year ended December 31, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Successor
Unvested and outstanding as of January 15, 2025	4,664	$2,537.11
Granted	324,400	53.33
Exercised	—	—
Expired	—	—
Forfeited / cancelled	(831)	1,834.74
Outstanding as of December 31, 2025	328,233	$84.11	9.15
Vested and exercisable as of December 31, 2025	3,833	$2,689.39	5.05

Stock option activity for the period from January 1, 2025, to January 14, 2025, was not material.

The Company recognized $0.8 million for the period from January 15, 2025 to December 31, 2025 and $0.1 million for the year ended December 31, 2024. The stock-based compensation expense related to stock options for the period from January 1, 2025 to January 14, 2025 was not material. As of December 31, 2025, the Company had $2.7 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.0 years. As of December 31, 2024, the Company had $0.1 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 0.4 years.

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

The grant date fair value of stock options granted during the year ended December 31, 2025 was estimated at the time of grant using the Black-Scholes option-pricing model and utilized the following assumptions:

	Stock Option 1	Stock Option 2
Fair value of common stock (per share)	$11.25	$9.62
Expected term (in years)	6.19	6.19
Risk-free interest rate	4.11%	4.11%
Expected volatility	60.00%	60.00%
Dividend yield	—%	—%

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs

The following table summarizes restricted stock unit ("RSUs") activity for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Successor
Unvested and outstanding as of January 15, 2025	26,909	$567.05
Granted	732,856	$24.60
Vested and released	(36,771)	$180.70
Forfeited / cancelled	(19,530)	$226.30
Outstanding as of December 31, 2025	703,464	$31.59

RSU activity for the period from January 1, 2025, to January 14, 2025, was not material.

The Company recognized $4.3 million for the period from January 15, 2025 to December 31, 2025 and $5.8 million of stock-based compensation expense related to RSUs for the year ended December 31, 2024. The Company recognized $0.1 million of stock-based compensation expense related to RSUs for the period from January 1, 2025 to January 14, 2025. As of December 31, 2025 and 2024, the Company had $13.2 million and $1.2 million, respectively, of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 3.0 and 0.7 years, respectively.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	Successor
	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$2,534	$—	$—	$2,534
CFE assets:
Finance receivables at fair value	—	—	441,084	441,084
Finance receivables at fair value	—	—	367,552	367,552
Other assets (beneficial interests in securitizations)	—	946	—	946
Total financial assets	$2,534	$946	$808,636	$812,116
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	393,244	—	393,244
Total financial liabilities	$—	$393,244	$—	$393,244

	Predecessor
	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$17,626	$—	$—	$17,626
CFE assets:
Finance receivables at fair value	—	—	214,420	214,420
Finance receivables at fair value	—	—	289,428	289,428
Other assets (beneficial interests in securitizations)	—	2,184	—	2,184
Total financial assets	$17,626	$2,184	$503,848	$523,658
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	125,707	16,922	142,629
Total financial liabilities	$—	$125,707	$16,922	$142,629

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The financial assets of the consolidated CFEs are an aggregate value derived from the fair value of the CFEs liabilities and the valuation of residual interests, which is derived from an internal valuation model and calculated in line with the valuation of finance receivables at fair value not related to consolidated CFEs discussed below. The Company determined that CFEs finance receivables in their entirety should be classified as Level 3 of the fair value hierarchy.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Successor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 15, 2025	$387,444	$437,568	$14,934
Transfer within Level 3 categories	345,911	(345,911)	—
Transfers out of Level 3	—	—	(14,129)
Losses included in realized and unrealized losses	(78,241)	(26,068)	(805)
Losses included in Warranties and GAP	(3,942)	(3,058)	—
Issuances, net of discount	—	419,745	—
Paydowns	(208,708)	(108,045)	—
Other	(1,381)	(6,679)	—
Fair value as of December 31, 2025	$441,084	$367,552	$—

Predecessor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2025	$214,420	$289,428	$16,922
Reclassification of finance receivables due to a change in Accounting Policy	180,883	139,052	—
Transfer within Level 3 categories	(439)	439	—
Losses included in realized and unrealized losses	(4,707)	(2,265)	(1,988)
Losses included in Warranties and GAP	(52)	(188)	—
Issuances, net of discount	—	14,337	—
Paydowns	(2,947)	(2,992)	—
Other	286	(243)	—
Fair value as of January 14, 2025	$387,444	$437,568	$14,934

Predecessor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2024	$316,998	$31,672	$—
Transfer within Level 3 categories	52,279	(52,279)	—
Transfers into Level 3	—	—	20,864
Losses included in realized and unrealized losses	(55,166)	(21,513)	(3,942)
Losses included in Warranties and GAP	(2,571)	(1,931)	—
Issuances, net of discount	—	404,089	—
Paydowns	(109,136)	(68,163)	—
Other	12,016	(2,447)	—
Fair value as of December 31, 2024	$214,420	$289,428	$16,922

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis. During the year ended December 31, 2025, transfers out of Level 3 liabilities related to achieving consensus pricing from third-party broker dealers on the 2022-2 E rated notes related to the securitization debt of consolidated CFEs. During the year ended December 31, 2024, transfers into Level 3 liabilities related to not achieving consensus pricing from third-party broker dealers on the 2022-2 E rated notes related to the securitization debt of consolidated CFEs.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Realized and unrealized losses, net of recoveries" in the consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Successor	Predecessor
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,
	2025	2025	2024
Finance receivables at fair value	$105,302	$6,451	$78,049
Finance receivables held for sale, net	—	2,737	57,531
Debt of securitized VIEs at fair value	981	(2,267)	(7,358)
Collection expenses	11,175	492	10,670
Recoveries	(19,702)	(683)	(18,918)
Other	(498)	62	(106)
Total net loss included in "Realized and unrealized losses, net of recoveries"	$97,259	$6,792	$119,868

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of December 31, 2025 (Successor)	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$490,303	$419,632
Aggregate fair value of finance receivables that are reported at fair value	$441,084	$367,552
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$8,315	$5,824
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$7,460	$4,050

As of December 31, 2024 (Predecessor)	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$244,345	$331,882
Aggregate fair value of finance receivables that are reported at fair value	$214,420	$289,428
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$5,969	$3,663
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,228	$2,551

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of December 31, 2025 (Successor)	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$403,414
Aggregate fair value of rated notes of securitized VIEs	$393,244

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2024 (Predecessor)	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$153,160
Aggregate fair value of rated notes of securitized VIEs	$142,629

Fair Value of Financial Instruments Not Carried at Fair Value

The carrying amounts of restricted cash and other liabilities approximate fair value due to their short-term nature. The carrying value of the Warehouse Credit Facilities and related party lines of credit were determined to approximate fair value due to its short-term duration and variable interest rate that approximates prevailing interest rates as of each reporting period.

Finance receivables held for sale, net: For finance receivables eligible to be sold in a securitization, the Company determined the fair value of these finance receivables utilizing sales prices based on estimated securitization transactions, adjusted for transformation costs, risk and a normal profit margin associated with securitization transactions. Such fair value measurement is considered Level 3 of the fair value hierarchy. Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy election to elect the fair value option for all finance receivables held for sale, net. As of December 31, 2025, the Company did not have any finance receivables held for sale, net. As of December 31, 2024, the carrying value and fair value of the finance receivables held for sale, net were $114.6 million.

For finance receivables sold in a securitization, the Company determined the fair value of these finance receivables by estimating the proceeds that would be generated from selling the notes and the residual interests in the securitization trust. The fair value of the notes was determined utilizing non-binding quoted prices provided by broker dealers, as discussed above, and the Company used a discounted cash flow model to estimate the fair value of the residual interests in the trust. Such fair value measurement is considered Level 3 of the fair value hierarchy. As of December 31, 2025, there were no finance receivables held for sale, net that were sold in a securitization. As of December 31, 2024, the carrying value and fair value of the finance receivables held for sale, net that were sold in a securitization were $178.8 million and $183.3 million, respectively. The significant unobservable inputs utilized in the discounted cashflow model include the following:

Predecessor
Inputs as of December 31,
Unobservable inputs	2024
Cumulative net loss	24.2%
Recoveries	30%
Discount Rate	17%-19%

In addition, the Company also had finance receivables that were no longer eligible to be sold in a securitization. As of December 31, 2025, there were no finance receivables held for sale, net, that were no longer eligible to be sold in a securitization. As of December 31, 2024, the carrying value and fair value of the finance receivables held for sale, net were no longer eligible to be sold in a securitization were $24.8 million. These were finance receivables that became delinquent and no longer meet the expected securitization sales criteria. The Company used a discounted cash flow model to estimate the fair value of future recoveries for finance receivables. Such fair value measurement is considered Level 3 of the fair value hierarchy. The significant unobservable inputs utilized in the discounted cashflow model include the following:

Predecessor
Inputs as of December 31,
Unobservable inputs	2024
Cumulative net loss	19.3% - 33.2%
Recoveries	26.3% - 47.2%
Discount Rate	14.5%

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Senior Notes:

The fair value of the 2030 Notes, which are not carried at fair value on the Company's consolidated balance sheets, approximated their carrying value as of December 31, 2025.

The fair value of the 2026 Notes, which are not carried at fair value on the accompanying consolidated balance sheets, was determined utilizing actual bids and offer prices of the 2026 Notes in markets that are not active and are classified within Level 2 of the fair value hierarchy.

Predecessor
December 31,
2024
(in thousands)
Carrying value	$290,488
Fair value	$145,244

Securitization Debt: Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company made an accounting policy change to elect the fair value option and apply the measurement alternative to the 2024-1 securitization debt. As of December 31, 2024, the 2024-1 securitization debt was not carried at fair value on the Company's consolidated balance sheet. As of December 31, 2024, the fair value of the debt was determined utilizing non-binding quoted prices provided by broker dealers, as discussed above, and classified as Level 2 of the fair value hierarchy.

Predecessor
December 31,
2024
(in thousands)
Carrying value	$210,727
Fair value	$213,988

Financing of beneficial interests in securitizations: The fair value of the financing of beneficial interests in securitizations, which are not carried at fair value on the accompanying consolidated balance sheets, approximated their carrying value as of December 31, 2025 and 2024 and are classified within Level 3 of the fair value hierarchy.

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the accompanying consolidated balance sheets, approximated their carrying value as of December 31, 2025 and 2024 and are classified within Level 3 of the fair value hierarchy.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Company’s CODM is the chief executive office (“CEO”). During the period from January 15, 2025, to December 31, 2025, the CODM changed the profitability measure reviewed for the Company's segment from Adjusted EBITDA to Adjusted net income (loss). The CODM reviews Adjusted net income (loss) for each of the reportable segments. Adjusted net income (loss) is defined as net income (loss) from continuing operations adjusted for stock compensation expense, severance expense, bankruptcy costs (which represent professional fees incurred related to the bankruptcy prior to filing of the petition and post-emergence), reorganization items, net (which relate to certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges), operating lease right-of-use assets impairment and long-lived asset impairment charges incurred by segment. All expense categories on the consolidated statement of operations are significant and there are no other significant segment expenses that would require disclosure. There are no intra-entity sales and no significant expense categories regularly provided to the CODM beyond those disclosed in the consolidated statement of operations. The CODM manages the business using consolidated expense information, adjusted for items that are non-recurring or not core to the Company’s operating business as disclosed above, as well as regularly provided budgeted or forecasted expense information for each operating segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of December 31, 2025 and 2024, long-lived assets were predominantly located in the United States.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information about the Company’s reportable segments and corporate activities are as follows (in thousands):

	Successor				Predecessor
	Period from January 15 through December 31,				Period from January 1 through January 14,
	2025				2025
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$171,650	$—	$—	$171,650	$7,254	$—	$(71)	$7,183

Interest expense:
Warehouse credit facility	17,584	—	—	17,584	1,017	—	—	1,017
Securitization debt	32,966	—	—	32,966	1,178	—	—	1,178
Total interest expense	50,550	—	—	50,550	2,195	—	—	2,195
Net interest income	121,100	—	—	121,100	5,059	—	(71)	4,988

Realized and unrealized losses, net of recoveries	96,874	—	385	97,259	7,647	—	(855)	6,792
Net interest income (loss) after losses and recoveries	24,226	—	(385)	23,841	(2,588)	—	784	(1,804)

Noninterest (loss) income:
Servicing income	4,690	—	—	4,690	192	—	—	192
Warranties and GAP income, net	13,070	—	1,396	14,466	390	—	(83)	307
CarStory revenue	—	6,914	—	6,914	—	432	—	432
Other income	7,866	210	2,301	10,377	66	13	34	113
Total noninterest (loss) income	25,626	7,124	3,697	36,447	648	445	(49)	1,044

Expenses:
Compensation and benefits	59,694	5,751	4,777	70,222	2,398	326	99	2,823
Professional fees	7,160	(298)	5,009	11,871	172	13	112	297
Software and IT costs	9,959	—	1,910	11,869	367	2	88	457
Depreciation and amortization	2,922	428	—	3,350	817	240	—	1,057
Interest expense on corporate debt	2,443	—	354	2,797	85	—	91	176
Impairment charges	3,479	—	677	4,156	—	—	—	—
Other expenses	7,324	449	2,002	9,775	262	20	89	371
Total expenses	92,981	6,330	14,729	114,040	4,101	601	479	5,181

Provision for income taxes from continuing operations	39	84	170	294	—	5	—	5

Adjusted net income (loss)	$(36,065)	$837			$(5,910)	$(153)

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Predecessor
	Year Ended December 31,
	2024
	UACC	CarStory	Corporate	Total
Interest income (expense)	$203,962	$—	$(2,129)	$201,833

Interest expense:
Warehouse credit facility	29,276	—	—	29,276
Securitization debt	30,084	—	—	30,084
Total interest expense	59,360	—	—	59,360
Net interest income (loss)	144,602	—	(2,129)	142,473

Realized and unrealized losses, net of recoveries	98,629	—	21,239	119,868
Net interest income (loss) after losses and recoveries	45,973	—	(23,368)	22,605

Noninterest (loss) income:
Servicing income	6,501	—	—	6,501
Warranties and GAP income (loss), net	7,789	—	(10,399)	(2,610)
CarStory revenue	—	11,610	—	11,610
Other income	8,334	692	1,824	10,850
Total noninterest (loss) income	22,624	12,302	(8,575)	26,351

Expenses:
Compensation and benefits	76,374	10,293	10,626	97,293
Professional fees	3,506	152	8,377	12,035
Software and IT costs	10,397	215	4,471	15,083
Depreciation and amortization	22,683	6,403	—	29,086
Interest expense on corporate debt	2,396	—	3,430	5,826
Impairment charges	5,159	—	—	5,159
Other expenses	9,457	414	6,422	16,294
Total expenses	129,972	17,477	33,326	180,776

Provision for income taxes from continuing operations	733	123	—	856

Adjusted net loss	$(53,447)	$(4,923)

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between reportable segment Adjusted net income (loss) to net loss from continuing operations before provision for income taxes is as follows (in thousands):

	Successor	Predecessor
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,
	2025	2025	2024
Adjusted net income (loss)
UACC	$(36,065)	$(5,910)	$(53,447)
CarStory	837	(153)	(4,923)
Total	$(35,228)	$(6,063)	$(58,370)

Stock compensation expense	(3,724)	(134)	(3,077)
Severance expense	(28)	(4)	(800)
Impairment charges	(3,479)	—	(5,159)
Corporate income (loss) from continuing operations	(11,586)	255	(65,270)
Reorganization items	—	51,036	(5,564)
Net loss from continuing operations	$(54,046)	$45,090	$(138,240)

18. Income Taxes

Income Tax Provision

Domestic and foreign pretax income (loss) from continuing operations are as follows (in thousands):

	Successor	Predecessor
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,
	2025	2025	2024
Domestic	$(54,510)	$45,062	$(138,554)
Foreign	758	33	1,170
Total	$(53,752)	$45,095	$(137,384)

The components of the provision for income taxes from continuing operations are as follows (in thousands):

	Successor	Predecessor
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,
	2025	2025	2024
Current:
Federal	$—	$—	$—
State and local	175	5	680
Foreign	119	—	176
Total current tax expense	294	5	856
Deferred tax (benefit):
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	—
Total deferred tax (benefit)	—	—	—
Provision (benefit) for income taxes	$294	$5	$856

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of income taxes paid (net of refunds) are as follows (in thousands):

Successor
Period from January 15 through December 31,
2025
Federal	$—
State and local	(270)
Foreign	133
Total	$(137)

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions (in thousands):

Successor
Period from January 15 through December 31,
2025
State:
Indiana	$63
Massachusetts	(137)
Missouri	(148)
Mississippi	(45)
Oregon	(41)
South Carolina	28
Texas	40
Foreign:
Serbia	133

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. OBBBA includes, among other provisions, changes affecting (i) the deductibility and/or amortization of domestic research or experimental expenditures for taxable years beginning after December 31, 2024, (ii) the timing and availability of certain clean energy tax incentives (including an accelerated phase-out for certain credits for projects beginning after June 30, 2026), and (iii) certain international tax rules impacting foreign income and the calculation of Foreign-Derived Intangible Income (“FDII”), among other cross-border considerations. The Company evaluated the relevant provisions of OBBBA and determined that OBBA did not have a material impact on the Company’s consolidated financial statements.

Tax Rate Reconciliation

The Company’s effective tax rate from continuing operations for the years ended December 31, 2025 and 2024 was (0.56)% and (0.52)%, respectively.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the provision for income taxes from continuing at the statutory rate to the amount reflected in the consolidated statements of operations is as follows (in thousands):

	Successor		Predecessor
	Period from January 15 through December 31,		Period from January 1 through January 14,		Year Ended December 31,
	2025		2025		2024
	Amount	Percentage	Amount	Percentage	Amount	Percentage
U.S. federal statutory tax rate	$(11,292)	21.0%	$9,474	21.0%	$(34,496)	21.0%
State and local income taxes, net of federal benefit	79	(0.1)%	—	0.0%	(5,967)	3.6%
Foreign Rate Differential
Serbia
Statutory tax rate difference between Serbia and United States	(45)	0.1%	(2)	0.0%	(70)	0.0%
Eﬀect of Cross-Border Tax Laws
GILTI	163	(0.3)%	—	0.0%	241	(0.1)%
Nontaxable or nondeductible
Share-based Compensation	1,048	(2.0)%	—	0.0%	—	0.0%
Cancellation of Debt Income Exclusion	—	0.0%	(29,708)	(65.9)%	—	0.0%
Other Permanent differences	22	(0.0)%	—	0.0%	243	(0.1)%
Change in valuation allowance	10,287	(19.1)%	20,241	44.9%	41,509	(25.3)%
Other adjustments	32	(0.1)%	—	0.0%	(604)	0.4%
Provision (benefit) for income taxes	$294	(0.6)%	$5	0.0%	$856	(0.5)%

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities from continuing operations are as follows (in thousands):

	Successor	Predecessor
	Period from January 15 through December 31,	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$397,449	$415,372
Warranty Chargeback reserves	1,848	2,324
Stock-based compensation	2,457	3,637
Depreciation	1,146	645
Lease Liability	2,317	2,853
Unrealized Gains/Losses	—	795
Other	2,532	4,228
Total deferred tax assets	407,749	429,854
Less: valuation allowance	(394,365)	(395,293)
Net deferred tax assets	13,384	34,561
Deferred tax liabilities:
Intangible amortization	(3,058)	(26,837)
Unrealized Gains/Losses	(3,846)	—
Repo Expenses	(5,013)	(5,948)
Right of Use Asset	(1,467)	(1,776)
Net deferred tax liabilities	(13,384)	(34,561)
Net deferred income taxes	$—	$—

As of December 31, 2025, 2024, and 2023, the consolidated valuation allowance balance for both continuing and discontinued operations was $398.2 million, $400.2 million and $358.7 million, respectively. The consolidated change in valuation allowance for both continuing and discontinued operations included additions of $30.3 million and $6.4 million for federal and state valuation adjustments, partially offset by Section 108 tax attribute reductions of $37.7 million and $1.0 million change in deferred assets for the year ended December 31, 2025. The consolidated change in valuation allowance for both continuing and discontinued operations was $41.5 million for the year ended December 31, 2024.

Net Operating Losses

As of December 31, 2025, the Company had total net operating loss carryforwards for U.S. federal income tax purposes of $1,618.0 million, of which $168.5 million expire from 2028 through 2037 and $1,449.5 million do not expire. The Company has net operating loss carryforwards for state income tax purposes of $901.7 million, which expire from 2034 through 2043.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2019 and prior. The company is not currently under audit for any US federal or state income tax audits.

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

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Uncertain Tax Positions

The Company has not identified any uncertain tax positions as of December 31, 2025 or 2024. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

19. Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Successor	Predecessor
	Period from January 15 through December 31,	Period from January 1 through January 14,	Year Ended December 31,
(in thousands, except share and per share amounts)	2025	2025	2024
Net (loss) income from continuing operations	$(54,046)	$45,090	$(138,240)
Net income (loss) from discontinued operations	$996	$(4)	$(26,884)
Net (loss) income	$(53,050)	$45,086	$(165,124)
Net (loss) income per share attributable to common stockholders, basic:
Continuing operations	(10.43)	24.74	(76.24)
Discontinued operations	0.19	(0.00)	(14.83)
Basic	$(10.24)	$24.74	$(91.07)
Net (loss) income per share attributable to common stockholders, diluted:
Continuing operations	(10.43)	23.89	(76.24)
Discontinued operations	0.19	(0.00)	(14.83)
Diluted	$(10.24)	$23.89	$(91.07)
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	5,184,175	1,822,541	1,813,168
Diluted	5,184,175	1,887,370	1,813,168

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	Successor	Predecessor
	As of December 31,	As of January 14,	As of December 31,
	2025	2025	2024
Convertible notes	285,714	—	64,829
Stock options	328,233	23,214	23,214
Restricted stock units	703,464	131,422	131,450
Total	1,317,411	154,636	219,493

The following table sets forth a reconciliation from basic to diluted weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:

Predecessor
Period from January 1 through January 14,
2025
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	1,822,541
Convertible 2026 Notes	64,829
Diluted	1,887,370

Potentially dilutive common shares assumed conversion of debt using the if-converted method.

20. Related Party Transactions

Related Party Line of Credit

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement for a $25.0 million Delayed Draw Facility with Mudrick Capital Management, L.P. (“Lender”), who is a 76.5% shareholder of the Company and as of January 14, 2025 became a related party. On October 9, 2025 the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. The Delayed Draw Facility allows for multiple drawdowns by each co-borrower, subject to satisfaction of usual and customary conditions precedent. The Delayed Draw Facility bears interest at a rate of Term SOFR +850 bps, payable quarterly in arrears, with a full payment-in-kind option. Interest is also payable upon any payment of principal. The co-borrowers’ obligations under the Delayed Draw Facility will be collateralized by asset backed residual certificates in certain UACC securitization trusts. The Delayed Draw Facility matures on December 31, 2026; however, borrowings can be prepaid at any time, in whole or in part, without penalty or premium. Once amounts are repaid they may not be reborrowed. The Delayed Draw Facility includes certain usual and customary covenants with respect to the co-borrowers’ activities and the collateral. As of December 31, 2025, the Company drew $8.0 million against the Delayed Draw Facility.

On November 25, 2025, Vroom, Inc. entered into a Note Purchase Agreement with Robert J. Mylod, Jr., the Independent Executive Chair of the board of directors of the Company. Pursuant to the Note Purchase Agreement, the Company issued the Delayed Draw Notes in a maximum aggregate principal commitment amount of $10.5 million. The Delayed Draw Notes bear interest, payable quarterly in arrears, at a per annum rate equal to Term SOFR (three-month tenor) plus 7.50%, and contain customary covenants, events of default, and conditions for subsequent note issuance. The Delayed Draw Notes are secured by the assets of the Company under the security agreement issued by the Company. The Notes mature on November 25, 2026; however, the Notes may be prepaid at any time, in whole or in part, without penalty or premium. As of December 31, 2025, the Company drew $10.5 million against the Delayed Draw Notes.

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If the Company undergoes a fundamental change (as defined in the Note Purchase Agreement), subject to certain conditions, holders of the 2030 Notes may require the Company to repurchase for cash all or any portion of the 2030 Notes at a repurchase price equal to the principal amount of the 2030 Notes plus any accrued and unpaid interest. In addition, if specific corporate events occur prior to the maturity date or if the Company issues a notice of redemption, the Company will increase the conversion rate by pre-defined amounts for a holder who elects to convert their 2030 Notes in connection with such a corporate event.

The Company accounts for the 2030 Notes as a single liability-classified instrument measured at amortized cost. As of December 31, 2025, the net carrying value was $10.0 million.

The 2030 Notes were issued at par value and fees associated with the issuance of these 2030 Notes were immaterial. The interest expense was immaterial for the year ended December 31, 2025. The effective interest rate of the 2030 Notes is 5%.

21. Subsequent Event

On January 16, 2026, Vroom Automotive, LLC, a Delaware limited liability company and an indirect subsidiary of Vroom, Inc., holding intellectual property licenses and other financial assets, issued to SPE Holdings 2026-1, a Delaware statutory trust (“SPE Holdings”), 15,000 newly issued Series A preferred units and 7,500 newly issued Series B preferred units (collectively, the "Vroom Automotive Preferred Units") for aggregate gross proceeds of $22.5 million, pursuant to a Preferred Unit Purchase Agreement by and among the Company, Vroom Automotive, LLC and SPE Holdings. Vroom Automotive's Second Amended and Restated Limited Liability Company Agreement, dated as of January 16, 2026,

VROOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amends and restates the existing LLC agreement and establishes the terms of the Vroom Automotive Preferred Units.

The Vroom Automotive Preferred Units will be entitled to receive a quarterly preferential distribution, equal to the liquidation preference of such Vroom Automotive Preferred Units multiplied by a variable distribution rate, which will reset on each quarterly distribution date in an amount equal to the ninety (90) day average of the Secured Overnight Financing Rate (SOFR) plus a spread of 8.25% for Series A Preferred Units and 9% for Series B Preferred Units. The Series B Preferred Units are convertible into common units of Vroom Automotive at the option of the Counterparty at any time. The Series A Preferred Units are not convertible.

On February 5, 2026, UACC completed the 2026-1 securitization transaction, in which it issued approximately $225.0 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $224.1 million. The trust is collateralized by finance receivables with an aggregate principal balance of $274.9 million as of February 5, 2026. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. UACC retained the residual interests, which required us to account for the 2026-1 securitization as secured borrowings and the assets and liabilities of the trust remain on balance sheet.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting because we are a non-accelerated filer.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

a)
Disclosure in lieu of reporting on a Current Report on Form 8-K.

Not applicable.

b)
Insider Trading Arrangements and Policies.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

The information concerning our executive offers and directors required by this Item 10 is contained under the caption “Information about our Executive Officers and Directors” at the end of Part I of this Annual Report on Form 10-K. The remaining information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, under the headings "Our Board of Directors," "Our Executive Officers," "Corporate Governance," and, if applicable, "Delinquent Section 16(a) Reports."

Item 11. Executive Compensation

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, under the headings "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance under Equity Compensation Plans."

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, under the headings "Certain Relationships and Related Person Transactions" and "Corporate Governance."

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to Vroom’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025, under the subheading "Principal Accountant Fees and Services."

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

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

2.2	Prepackaged Plan of Reorganization for Vroom, Inc. Under Chapter 11 of the Bankruptcy Code	8-K	001-39315	2.1	January 15, 2025

3.1	Certificate of Change of Registered Agent and/or Registered Office	10-K	001-39315	3.1	March 11, 2025

3.2	Restated Certificate of Incorporation of Vroom, Inc.	10-K	001-39315	3.2	March 11, 2025

3.3	Amended and Restated Bylaws of Vroom, Inc.	8-K	001-39315	3.2	January 15, 2025

4.1	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

4.2	Description of Registrant's Securities	10-K	001-39315	4.2	March 11, 2025

10.1†	Second Amended & Restated 2014 Equity Incentive Plan, as amended	S-1/A	333-238482	10.1	May 18, 2020

10.2†	First Amendment to the Second Amended and Restated Vroom, Inc. 2014 Equity Incentive Award Plan	10-Q	001-39315	10.3	August 13, 2020

10.3†	Second Amendment to the Second Amended and Restated Vroom, Inc. 2014 Equity Incentive Award Plan	10-Q	001-39315	10.4	August 13, 2020

10.4†	Form of Stock Option Agreement pursuant to the Second Amended and Restated 2014 Equity Incentive Award Plan	10-K	001-39315	10.4	March 3, 2021

10.5†	Form of Restricted Stock Unit Agreement pursuant to the Second Amended and Restated 2014 Equity Incentive Award Plan	10-K	001-39315	10.5	March 3, 2021

10.6†	2019 Short Term Incentive Plan	S-1/A	333-238482	10.2	May 18, 2020
10.7†	Amended and Restated 2020 Incentive Award Plan	10-K	001-39315	10.7	March 11, 2025

10.8†	Form of Restricted Stock Unit Agreement pursuant to the 2020 Incentive Award Plan	10-Q	001-39315	10.2	August 13, 2020

10.9†	Form of Stock Option Grant Notice and Stock Option Agreement pursuant to the 2020 Incentive Award Plan	10-Q	001-39315	10.4	August 8, 2022

10.10†	2022 Inducement Award Plan	S-8	333-265233	99.1	May 26, 2022

10.11†	Form of Restricted Stock Unit Agreement pursuant to the 2022 Inducement Award Plan	S-8	333-265233	99.2	May 26, 2022

10.12†	Form of Stock Option Agreement pursuant to the 2022 Inducement Award Plan	S-8	333-265233	99.3	May 26, 2022

10.13†	Amended and Restated Non-Employee Director Compensation Policy	10-Q	001-39315	10.9	August 8, 2022

10.14†	Form of Indemnification Agreement	S-1/A	333-238482	10.5	June 1, 2020

10.15†	Amended and Restated Executive Severance Plan, as amended and restated	10-K	001-39315	10.15	March 11, 2025

10.16†	Agreement of Termination of Amended and Restated Inventory Financing and Security Agreement and Credit Balance Agreement, dated March 12, 2024 by and among Ally Bank, Ally Financial Inc., Vroom Automotive, LLC and Vroom, Inc.	10-K	001-39315	10.19	March 13, 2024

10.17†	Letter Agreement, dated as of September 13, 2021, by and between Robert Krakowiak and Vroom, Inc.	8-K	001-39315	10.1	September 13, 2021

10.18†	Amended Offer Letter, dated as of May 20, 2022, by and between Robert R. Krakowiak and Vroom, Inc.	8-K	001-39315	10.2	May 26, 2022

10.19†	Letter Agreement, dated as of December 15, 2021, by and between Thomas Shortt and Vroom, Inc.	8-K	001-39315	10.1	December 17, 2021

10.20†	Letter Agreement dated as of March 11, 2024, by and between Thomas Shortt and Vroom, Inc.	10-K	001-39315	10.25	March 13, 2024

10.21†	Letter Agreement dated as of March 11, 2024, by and between Robert Ronald Krakowiak and Vroom, Inc.	10-K	001-39315	10.26	March 13, 2024

10.22†	Letter Agreement dated as of March 11, 2024, by and between Patricia Moran and Vroom, Inc.	10-K	001-39315	10.27	March 13, 2024

10.23†	Employment Letter, dated as of May 9, 2022, by and between Thomas Shortt and Vroom, Inc.	8-K	001-39315	10.1	May 9, 2022

10.24†	Separation Agreement, dated as of May 7, 2024, by and between Robert R. Krakowiak and Vroom, Inc.	10-Q	001-39315	10.1	August 8, 2024

10.25†	Employment Letter, dated as of May 7, 2024, by and between Agnieszka Zakowicz and Vroom, Inc.	10-Q	001-39315	10.3	August 8, 2024

10.26†	Employment Letter, dated as of July 23, 2024, between Anna-Lisa Corrales and Vroom, Inc.	10-Q	001-39315	10.5	August 8, 2024

10.27†	Nominee and Indemnity Agreement, dated September 1, 2020, by and among Catterton Management Company, L.L.C. as investment manager of CGP2 Lone Star, L.P., Michael Farello and Vroom, Inc.	S-1/A	333-248655	10.21	September 8, 2020

10.28†	Assignment of Contracts, dated July 29, 2021, by and between CGP2 Lone Star, LP as assignor and Catterton Growth Partners II, L.P., Catterton Growth Partners II	10-Q	001-39315	10.1	August 11, 2021

Offshore, L.P., L Catterton Growth Partners III, L.P. and L Catterton Growth Partners Offshore III, L.P. as assignees, of the Nominee and Indemnity Agreements, dated September 1, 2020, of Scott Dahnke and Michael Farello

10.29	Restructuring Support Agreement, dated November 12, 2024	10-Q	001-39315	10.1	November 12, 2024

10.30	Warrant Agreement, dated as of January 14, 2025, between Vroom, Inc. and Equiniti Trust Company, LLC	8-K	001-39315	10.1	January 15, 2025

10.31	Board Observer Agreement by and between Vroom, Inc. and Jason Mudrick, dated February 18, 2025	10-K	001-39315	10.35	March 11, 2025

10.32#	Warehouse Agreement, dated as of November 19, 2013, by and among UACC Auto Financing Trust IV, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, the agent parties thereto, and JPMorgan Chase Bank, N.A. as administrative agent, as amended through March 8, 2025	10-K	001-39315	10.36	March 11, 2025

10.33#	Amended and Restated Warehouse Agreement, dated as of July 16, 2013, by and among UACC Auto Financing Trust III, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, the agent parties thereto, and Wells Fargo Bank, National Association as administrative agent, as amended through November 30, 2023	10-Q	001-39315	10.2	May 10, 2024

10.34#	Amended and Restated Warehouse Agreement, dated as of March 29, 2021, by and among UACC Auto Financing Trust V, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, and Capital One, N.A. as administrative agent, as amended through August 31, 2023	10-Q	001-39315	10.3	May 10, 2024

10.35#	Warehouse Agreement, dated as of November 18, 2022, by and among VFS Near Prime Trust I, as borrower, United Auto Credit Corporation, as servicer and custodian, a paying agent, the lender parties thereto, and Fifth Third Bank, National Association, as administrative agent, as amended through October 20, 2023	10-Q	001-39315	10.4	May 10, 2024

10.36	Loan and Security Agreement, dated as of March 7, 2025, by and among Vroom, Inc., as borrower, Darkwater Funding, LLC, as borrower, United Auto Credit Corporation, as borrower, Mudrick Capital Management, L.P., as administrative agent, and the lender parties hereto, entered into on March 8, 2025	10-K	001-39315	10.40	March 11, 2025

10.37	Amendment No. 1 to the Loan and Security Agreement by and among Vroom, Inc., Darkwater Funding, LLC, United Auto Credit Corporation, Mudrick Capital Management, L.P., and the lender parties hereto, dated October 9, 2025	8-K	001-39315	10.1	October 10, 2025

10.38#	Indenture, dated as of February 28, 2025, by and between United Auto Credit Securitization Trust 2025-1 and Computershare Trust Company, N.A.	10-Q	001-39315	10.9	May 14, 2025

10.39#	Amended and Restated Trust Agreement by and among United Auto Financing LLC, as depositor, Computershare Trust Company, N.A., as certificate registrar and certificate paying agent, and Computershare Delaware Trust Company, as owner trustee, dated as of February 28, 2025	10-Q	001-39315	10.10	May 14, 2025

10.40	Custodian Agreement by and between United Auto Credit Corporation, as custodian, and Computershare Trust Company, N.A., as indenture trustee, dated as of February 28, 2025	10-Q	001-39315	10.11	May 14, 2025

10.41#	Sale and Servicing Agreement by and among United Auto Credit Securitization Trust 2025-1, as	10-Q	001-39315	10.12	May 14, 2025

issuer, United Auto Credit Financing, LLC, as depositor, United Auto Credit Corporation, as servicer, and Computershare Trust Company, N.A, as backup servicer and indenture trustee, dated as of February 28, 2025

10.42†	Letter Agreement, dated as of May 12, 2025, by and between Jonathan Sandison and Vroom, Inc.	10-Q	001-39315	10.13	May 14, 2025

10.43†	Separation Agreement, dated as of May 15, 2025, between Agnieszka Zakowicz and Vroom, Inc.	10-Q	001-39315	10.8	August 7, 2025

10.44#	Warehouse Agreement, dated as of November 18, 2022, by and among VFS Near Prime Trust I, as borrower, United Auto Credit Corporation, as servicer and custodian, a paying agent, the lender parties thereto, and Fifth Third, National Association, as administrative agent, as amended on March 28, 2025	10-Q	001-39315	10.6	May 14, 2025

10.45	Amended and Restated Warehouse Agreement, dated as of July 11, 2019, by and among UACC Auto Financing Trust V, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, and an administrative agent, as amended on August 29, 2025	10-Q	001-39315	10.1	November 10, 2025

10.46	Amendment to Amended and Restated Warehouse Agreement, dated as of July 11, 2019, by and among UACC Auto Financing Trust V, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, and an administrative agent, as amended on October 9, 2025	10-Q	001-39315	10.2	November 10, 2025

10.47†	Letter Agreement, dated as of March 19, 2025, by and between Thomas Shortt and Vroom, Inc.	S-1/A	333-286032	10.25	March 26, 2025

10.48	Purchase Agreement by and between United Auto Credit Financing LLC, as purchaser, and United Auto Credit Corporation, as seller, dated as of February 28, 2025	10-Q	001-39315	10.8	May 14, 2025

10.49#	Preferred Unit Purchase Agreement, dated as of January 16, 2026 by and among the Company, Vroom Automotive LLC and SPE Holdings 2026-1	8-K	001-39315	10.1	January 21, 2026

10.50#	Second Amended and Restated Limited Liability Company Agreement of Vroom Automotive LLC, dated as of January 16, 2026	8-K	001-39315	10.2	January 21, 2026

10.51†	Note Purchase Agreement, dated August 29, 2025, by and among the Company and the Purchasers					X

10.52†	Note Purchase Agreement, dated as of November 25, 2025, by and among Vroom, Inc., and Robert J. Mylod, Jr.					X

10.53#	Custodian Agreement by and between United Auto Credit Corporation, as custodian, and an indenture trustee, dated as of January 31, 2026					X

10.54#	Indenture, dated as of January 31, 2026, by and between United Auto Credit Securitization Trust 2026-1 and the Indenture Trustee					X

10.55#	Purchase Agreement by and between United Auto Credit Financing LLC, as purchaser and United Auto Credit Corporation as seller, dated as of January 31, 2026					X

10.56#	Amended and Restated Trust Agreement by and among United Auto Financing LLC, as depositor, a certificate registrar and certificate paying agent, and an owner trustee, dated as of January 31, 2026					X

10.57#	Sale and Servicing Agreement by and between United Auto Credit					X

Corporation, as custodian and an indenture trustee, dated as of January 31, 2026

10.58	Revised Form of Restricted Stock Unit Purchase Agreement pursuant to the Amended 2020 Incentive Award Plan					X

19.1	Vroom Inc. Insider Trading Compliance Policy	10-K	001-39315	3.2	March 11, 2025

21.1	Subsidiaries of the Registrant					X

23.1	Consent of RSM US LLP					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

97.1†	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39315	97.1	March 13, 2024

101.INS	Inline XBRL Instance Document					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

Vroom, Inc.

Date: March 26, 2026	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: March 26, 2026	By:	/s/ Jonathan Sandison
Jonathan Sandison
Chief Financial Officer
(principal financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas H. Shortt	Chief Executive Officer (Principal Executive Officer) and Director	March 26, 2026
Thomas H. Shortt

/s/ Jonathan Sandison	Chief Financial Officer (Principal Financial Officer)	March 26, 2026
Jonathan Sandison

/s/ Jacob Benzaquen	Senior Vice President of Accounting (Principal Accounting Officer)	March 26, 2026
Jacob Benzaquen

/s/ Robert J. Mylod, Jr.	Chairperson of the Board	March 26, 2026
Robert J. Mylod, Jr.

/s/ Robert R. Krakowiak	Vice Chair of the Board	March 26, 2026
Robert R. Krakowiak

/s/ Timothy M. Crow	Director	March 26, 2026
Timothy M. Crow

/s/ Michael J. Farello	Director	March 26, 2026
Michael J. Farello

/s/ Laura G. O’Shaughnessy	Director	March 26, 2026
Laura G. O’Shaughnessy

/s/ Matthew J. Pietroforte	Director	March 26, 2026
Matthew J. Pietroforte

/s/ Nikul Patel	Director	March 26, 2026
Nikul Patel