Form 10-Q
period 2026-03-31
Vroom, Inc.
filed 2026-05-15
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of May 12, 2026, 5,207,627 shares of the registrant's common stock were outstanding.

		Page

Part I - Financial Information		5
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (unaudited)	5
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2026 and 2025 (unaudited)	6
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity for the Three Months Ended March 31, 2026 and 2025 (unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	69
Item 4.	Controls and Procedures	69

Part II - Other information		70
Item 1.	Legal Proceedings	70
Item 1A.	Risk Factors	70
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	72
	Signatures	75

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding the impact of macroeconomic and geopolitical factors including tariffs and other trade restrictions, inflation, interest rates, Federal Reserve monetary policy, vehicle depreciation, international conflicts, energy price and supply chain disruptions, our ability to continue as a going concern and the sufficiency of our existing cash, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, including our Value Maximization Plan (as defined herein) and the ongoing activities of and potential growth of our UACC and CarStory businesses, our Long-Term Strategic Plan (as defined herein), the amendment and renewal of the Warehouse Credit Facilities (as defined herein), availability and maturity of the Delayed Draw Facility, the Delayed Draw Notes and the 2030 Notes (each as defined herein), the Vroom Automotive Preferred Units (as defined herein), including distributions, conversion rights and redemption, our plans to optimize our dealer network and grow our automotive financing business, including through our Near-Prime Program, our technology initiatives, including our automated underwriting decision engine, custom credit-scoring model, Fast Lane dealer portal and AI-powered servicing tools, regulatory matters, seasonal fluctuations in our results of operations, our ability to reduce operating expenses and achieve profitability at UACC, CarStory revenue expectations, and the timing of any of the foregoing are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including:

•
we emerged from the Prepackaged Chapter 11 Case, which previously consumed a substantial portion of time and attention of our management and could continue to subject us to risks and uncertainties;
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
•
our actual operating results may differ significantly from our guidance; and
•
the risks described in the section titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As used in this Quarterly Report on Form 10-Q, “Prepackaged Chapter 11 Case” refers to our filing of the voluntary proceeding under the Bankruptcy Code to be commenced by us in the United States Bankruptcy Court for the Southern District of Texas.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of March 31,	As of December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$14,478	$10,384
Restricted cash (including restricted cash of consolidated VIEs of $59.1 million and $55.8 million, respectively)	59,221	55,914
Finance receivables at fair value (including finance receivables of consolidated VIEs of $778.5 million and $777.0 million, respectively)	804,613	808,636
Interest receivable (including interest receivables of consolidated VIEs of $11.2 million and $12.4 million, respectively)	11,527	12,834
Property and equipment, net	7,415	6,744
Intangible assets, net	11,895	12,370
Operating lease right-of-use assets	5,530	5,792
Other assets (including other assets of consolidated VIEs of $10.1 million and $9.8 million, respectively)	23,144	24,665
Assets from discontinued operations	—	46
Total assets	$937,823	$937,385
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Warehouse credit facilities of consolidated VIEs	$159,483	$318,655
Related party line of credit (Note 19)	18,500	18,500
Long-term debt (including securitization debt of consolidated VIEs of $551.0 million and $393.2 million, respectively)	577,968	423,197
Related party note (Note 19)	10,000	10,000
Operating lease liabilities	8,825	9,142
Other liabilities (including other liabilities of consolidated VIEs of $15.6 million and $15.7 million, respectively)	43,187	41,149
Liabilities from discontinued operations	223	124
Total liabilities	818,186	820,767
Commitments and contingencies (Note 12)

Mezzanine equity
Preferred units, no par value, 15,000 series A units and 7,500 series B units authorized and issued to noncontrolling interests of subsidiary (Note 13)	21,221	—

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 250,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 5,206,492 and 5,199,641 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in-capital	171,090	169,663
Accumulated deficit	(72,679)	(53,050)
Total stockholders’ equity (deficit)	98,416	116,618
Total liabilities, mezzanine equity and stockholders’ equity (deficit)	$937,823	$937,385

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Successor		Predecessor
	Three months ended March 31,	Period from January 15 through March 31,	Period from January 1 through January 14,
	2026	2025	2025
Interest income	$42,476	$37,157	$7,183

Interest expense:
Warehouse credit facility	3,439	4,618	1,017
Securitization debt	8,620	6,548	1,178
Total interest expense	12,059	11,166	2,195
Net interest income	30,417	25,991	4,988

Realized and unrealized losses, net of recoveries	24,683	11,100	6,792
Net interest income (loss) after losses and recoveries	5,734	14,891	(1,804)

Noninterest income:
Servicing income	1,139	1,254	192
Warranties and GAP income (loss), net	2,686	4,079	307
CarStory revenue	1,333	2,392	432
Other income	2,041	2,481	113
Total noninterest income	7,199	10,206	1,044

Expenses:
Compensation and benefits	19,146	16,067	2,823
Professional fees	4,520	5,347	297
Software and IT costs	3,161	2,402	457
Depreciation and amortization	1,340	575	1,057
Interest expense on corporate debt	1,212	480	176
Impairment charges	—	4,156	—
Other expenses	2,408	2,370	371
Total expenses	31,787	31,397	5,181

Loss from continuing operations before reorganization items and provision for income taxes	(18,854)	(6,300)	(5,941)
Reorganization items, net	—	—	51,036
(Loss) income from continuing operations before provision for income taxes	(18,854)	(6,300)	45,095
Provision for income taxes from continuing operations	192	150	5
Net (loss) income from continuing operations	$(19,046)	$(6,450)	$45,090
Net (loss) income from discontinued operations	(12)	99	(4)
Net (loss) income	$(19,058)	$(6,351)	$45,086
Preferred stock dividends attributable to noncontrolling interests of subsidiary	$(571)	$—	$—
Net (loss) income attributable to controlling interest and common shareholders	$(19,629)	$(6,351)	$45,086

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(in thousands, except share and per share amounts)

(unaudited)

	Successor		Predecessor
	Three months ended March 31,	Period from January 15 through March 31,	Period from January 1 through January 14,
	2026	2025	2025
Net (loss) income per share attributable to common stockholders, basic:
Continuing operations	(3.77)	(1.25)	24.74
Discontinued operations	—	0.02	(0.00)
Basic	$(3.77)	$(1.23)	$24.74
Net (loss) income per share attributable to common stockholders, diluted:
Continuing operations	(3.77)	(1.25)	23.89
Discontinued operations	—	0.02	(0.00)
Diluted	$(3.77)	$(1.23)	$23.89
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	5,201,905	5,163,109	1,822,541
Diluted	5,201,905	5,163,109	1,887,370

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Mezzanine Equity		Common Stock		Additional		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Predecessor:
Balance at December 31, 2024 (Predecessor)	—	$—	1,822,532	$2	$2,094,889	$(2,125,836)	$(30,945)
Stock-based compensation	—	$—	—	$—	$144	$—	$144
Vesting of restricted stock units	—	—	26	—	—	—	—
Net income	—	—	—	—	—	45,086	45,086
Elimination of Predecessor equity balances	—	—	(1,822,558)	(2)	(2,095,033)	2,080,750	(14,285)
Issuance of successor equity	—	—	5,163,109	5	161,657	—	161,662
Issuance of stock warrants	—	—	—	—	2,825	—	2,825
Balance at January 14, 2025 (Predecessor)	—	$—	5,163,109	$5	$164,482	$—	$164,487

	Mezzanine Equity		Common Stock		Additional		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Successor:
Balance at January 15, 2025 (Successor)	—	$—	5,163,109	$5	$164,482	$—	$164,487
Stock-based compensation	—	—	—	—	491	—	491
Vesting of restricted stock units	—	—	19,914	—	—	—	—
Net loss	—	—	—	—	—	(6,351)	(6,351)
Balance at March 31, 2025 (Successor)	—	$—	5,183,023	$5	$164,973	$(6,351)	$158,627

	Mezzanine Equity		Common Stock		Additional		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance at December 31, 2025 (Successor)	—	$—	5,199,641	$5	$169,663	$(53,050)	$116,618
Preferred units issued to noncontrolling interests of subsidiary, net of issuance costs	22,500	$21,221	—	$—	$—	$—	$—
Preferred stock dividends attributable to noncontrolling interests of subsidiary	—	—	—	—	—	(571)	(571)
Stock-based compensation	—	—	—	—	1,427	—	1,427
Vesting of restricted stock units	—	—	6,851	—	—	—	—
Net loss	—	—	—	—	—	(19,058)	(19,058)
Balance at March 31, 2026 (Successor)	22,500	21,221	5,206,492	$5	$171,090	$(72,679)	$98,416

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor		Predecessor
	Three months ended March 31,	Period from January 15 through March 31,	Period from January 1 through January 14,
	2026	2025	2025
Operating activities
Net (loss) income from continuing operations	$(19,046)	$(6,450)	$45,090
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment charges	—	4,156	—
Depreciation and amortization	1,340	575	1,057
Losses on finance receivables and securitization debt, net	28,862	17,575	4,762
Losses on Warranties and GAP	1,764	1,780	407
Stock-based compensation expense	1,427	491	144
Amortization of unearned discounts on finance receivables at fair value	—	—	(416)
Non-cash reorganization items, net	—	—	(51,741)
Other, net	88	(652)	193
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables, held for sale	—	—	(14,337)
Principal payments received on finance receivables, held for sale	—	—	6,481
Other	—	—	169
Interest receivable	1,307	1,443	(164)
Other assets	859	(3,575)	5,178
Other liabilities	1,674	1,946	(2,627)
Net cash provided by (used in) operating activities from continuing operations	18,275	17,289	(5,804)
Net cash provided by (used in) operating activities from discontinued operations	133	(452)	(207)
Net cash provided by (used in) operating activities	18,408	16,837	(6,011)
Investing activities
Finance receivables, held for investment at fair value
Purchases of finance receivables, held for investment at fair value	(113,495)	(120,528)	—
Principal payments received on finance receivables, held for investment at fair value	85,765	73,217	2,985
Principal payments received on beneficial interests	217	446	147
Purchase of property and equipment	(1,536)	(1,469)	(151)
Net cash (used in) provided by investing activities from continuing operations	(29,049)	(48,334)	2,981
Net cash provided by investing activities from discontinued operations	—	637	—
Net cash (used in) provided by investing activities	(29,049)	(47,697)	2,981
Financing activities
Proceeds from borrowings under secured financing agreements	225,000	307,780	—
Principal repayment under secured financing agreements	(65,916)	(34,281)	(16,676)
Proceeds from financing of beneficial interests in securitizations	—	16,223	—
Principal repayments of financing of beneficial interests in securitizations	(3,018)	(2,045)	(1,028)
Proceeds from warehouse credit facilities	87,200	88,500	11,900
Repayments of warehouse credit facilities	(246,372)	(338,031)	(8,094)
Proceeds from preferred units issued to noncontrolling interests of subsidiary, net of issuance costs	21,221	—	—
Other financing activities	(73)	(1,159)	—
Net cash provided by (used in) financing activities	18,042	36,987	(13,898)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,401	6,127	(16,928)
Cash, cash equivalents and restricted cash at the beginning of period	66,298	61,441	78,369
Cash, cash equivalents and restricted cash at the end of period	$73,699	$67,568	$61,441

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$13,106	$9,221	$4,534
Cash paid for reorganization items, net	$—	$—	$1,705
Accrued and unpaid preferred stock dividends attributable to noncontrolling interests of subsidiary	$571	$—	$—
Cash paid for income taxes, net of (refunds)	$(391)	$(137)	$—

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

In January 2021, the Company completed the acquisition of Vast Holdings, Inc. (d/b/a CarStory) ("CarStory"). In February 2022 (the "Acquisition Date"), the Company completed the acquisition of Unitas Holdings Corp. (now known as Vroom Finance Corporation), including its wholly owned subsidiaries United PanAm Financial Corp. (now known as Vroom Automotive Financial Corporation) and United Auto Credit Corporation ("UACC").

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

The Prepackaged Chapter 11 Case

On November 12, 2024, the Company (in the context of the Prepackaged Chapter 11 Case, the “Debtor”) entered into a Restructuring Support Agreement (together with all exhibits and schedules thereto, the “RSA”) with creditors holding the overwhelming majority of the aggregate outstanding principal amount of the unsecured Convertible Senior Notes due 2026 (the “2026 Notes”) and the largest shareholder. The RSA contemplated a comprehensive restructuring of the Company’s debt obligations and capital structure to be implemented through a prepackaged plan of reorganization (the “Plan”) to be implemented through the filing of the Prepackaged Chapter 11 Case (as defined below). Capitalized terms used in this section but not defined herein have the meanings ascribed to them in the RSA.

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

Basis of Presentation

The condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission regarding interim financial reporting. The consolidated balance sheet as of December 31, 2025, included herein, was derived from the audited consolidated financial statements as of that date. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. Therefore, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2025.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of March 31, 2026, and its results of operations for the periods presented. The results for the period from January 1, 2025 to January 14, 2025, and from January 15, 2025 to March 31, 2025, are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

The aggregate principal balance and the fair value of the finance receivables held for investment was $902.0 million and $804.6 million, respectively, as of March 31, 2026, and $909.9 million and $808.6 million, respectively, as of December 31, 2025.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Refer to Note 15 — Financial Instruments and Fair Value Measurements for further details.

Consolidated CFEs

The Company's securitization transactions are consolidated collateralized financing entities (CFEs) that are VIEs. Refer to Note 4 — Variable Interest Entities and Securitizations for further details. The Company recognized the following revenue and expenses associated with these CFEs in the condensed consolidated statements of operations (in thousands):

	Successor		Predecessor
	Three months ended March 31,	Period from January 15 through March 31,	Period from January 1 through January 14,
	2026	2025	2025
Interest income	30,223	$22,315	$3,314
Interest expense	(8,693)	(6,594)	(1,185)
Realized and unrealized losses, net of recoveries	(21,335)	(3,960)	(2,977)
Noninterest income (loss), net	(2,285)	(2,508)	6
Reorganization items, net	—	—	7,964

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

UACC’s customers, in this instance, are the third-party automotive dealers through which it purchases or acquires retail installment sale contracts for consumers. CarStory’s customers are dealers, automotive financial services companies and others in the automotive industry who purchase CarStory’s digital retailing services. For the periods presented, no customer represented 10% or more of the Company’s income and no customer represented more than 10% of the Company’s finance receivables as of March 31, 2026, and December 31, 2025.

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

As of March 31, 2026, the Company had cash and cash equivalents of $14.5 million and restricted cash of $59.2 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities (as defined below) of $59.1 million. The Company has historically had negative cash flows

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

and generated losses from operations and the Company’s primary source of liquidity has been cash generated through financing activities.

As of March 31, 2026, UACC has three warehouse credit facilities with an aggregate borrowing limit of $600.0 million and outstanding borrowings of $159.5 million with excess borrowing capacity of $14.9 million. The Warehouse Credit Facilities have expiration dates in June 2026, August 2026 and April 2027, respectively. The Company is in ongoing discussions with the warehouse lenders to extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity. As of March 31, 2026, the Company was in compliance with all covenants related to the Warehouse Credit Facilities. Refer to Note 10 — Warehouse Credit Facilities and Consolidated VIEs for further details.

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

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement for a delayed draw term loan facility (“Delayed Draw Facility”), which matures on December 31, 2026, with Mudrick Capital Management, L.P. (“Lender”), who was a 76.5% shareholder of the Company, and as of January 14, 2025, became a related party. On October 9, 2025 the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. As of March 31, 2026, the Company drew $8.0 million against the Delayed Draw Facility. Refer to Note 19 — Related Party Transactions for further details.

On August 29, 2025, the Company issued $10.0 million aggregate principal amount of 5.00% unsecured Convertible Notes due 2030 (the "2030 Notes") to Annox Capital, LLC and Robert J. Mylod, Jr., the Managing Partner of Annox Capital, LLC and the Independent Executive Chair of the board of directors of the Company. Refer to Note 19 — Related Party Transactions for further details.

On November 25, 2025, Vroom, Inc. entered into a Note Purchase Agreement with Robert J. Mylod, Jr., the Independent Executive Chair of the board of directors of the Company. Pursuant to the Note Purchase Agreement, the Company issued Senior Secured Delayed Draw Notes due 2026 (the “Delayed Draw Notes”) in a maximum aggregate principal commitment amount of $10.5 million, which mature on November 25, 2026. As of March 31, 2026, the Company drew $10.5 million against the Delayed Draw Notes. Refer to Note 19 — Related Party Transactions for further details.

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

Accounting Standards Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. The Company adopted the guidance for fiscal year beginning January 1, 2024, on a retroactive basis, which did not have a material impact on the Company's consolidated financial statements and related disclosures. Refer to Note 16 — Segment Information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Disclosures, which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. The Company adopted the guidance for fiscal year beginning January 1, 2025, on a retroactive basis, which did not have a material impact on the Company's consolidated financial statements and related disclosures. Refer to Note 17 — Income Taxes.

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

In April 2026, the FASB issued ASU 2026-01, Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this update improve GAAP by providing authoritative guidance for the initial measurement of PIK dividends on equity-classified preferred stock. Specifically, the amendments improve the decision usefulness of the financial reporting information provided to investors by (1) enhancing the comparability of financial information reported among entities that issue PIK dividends on equity-classified preferred stock and (2) providing additional information about the liquidation value of the preferred stock, which helps investors to understand the amount and preference of relative claims on an entity. The amendments also provide clear, cost-effective guidance that will reduce complexity. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of ASU 2026-01 on the consolidated financial statements.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Warranties and GAP income, net

Prior to the Ecommerce Wind-Down, the Company offered third-party financing and third-party value-added products such as vehicle service contracts, guaranteed asset protection (“GAP”) and tire and wheel coverage, to its used vehicle customers pursuant to arrangements with the third parties that sell and administer these products and are responsible for their fulfillment.

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

A portion of the fees earned on third-party financing and value-added products are subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of March 31, 2026, and December 31, 2025, the Company’s reserve for chargebacks was $7.2 million and $7.3 million, respectively, which are included within “Other liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to warranties and GAP income in the period identified. As of March 31, 2026, and December 31, 2025, the Company recognized $9.7 million and $9.9 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, which are included within “Other assets."

CarStory Revenue

CarStory generates advertiser, publisher and other user service revenue. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been performed, collection of

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

UACC is the primary beneficiary of all securitization trusts, excluding 2022-1, as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. UACC also retained a portion of the economic interests in the asset-backed securitization transactions in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules"). The Risk Retention Rules require the Company to retain at least 5% of the beneficial interests issued by the securitization trusts. Refer to Note 11 — Long Term Debt for further details.

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

UACC has three senior secured warehouse credit facilities as of March 31, 2026. Through trusts, UACC entered into warehouse facility agreements with certain banking institutions, primarily to finance the purchase and origination of finance receivables as well as to provide funding for general operating activities. These trusts are secured by eligible finance receivables which are pledged as collateral for the warehouse facilities. These trusts are consolidated VIEs. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs for further details.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	As of March 31, 2026
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$52,989	$6,151	$59,140
Finance receivables at fair value	601,066	177,440	778,506
Interest receivable	8,933	2,269	11,202
Other assets	8,335	1,726	10,061
Total Assets	$671,323	$187,586	$858,909
Liabilities:
Securitization debt at fair value	$551,021	$—	$551,021
Warehouse credit facilities	—	159,483	159,483
Other liabilities	10,724	4,869	15,593
Total Liabilities	$561,745	$164,352	$726,097

	As of December 31, 2025
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$39,729	$16,106	$55,835
Finance receivables at fair value	441,084	335,916	777,000
Interest receivable	7,164	5,270	12,434
Other assets	5,991	3,842	9,833
Total Assets	$493,968	$361,134	$855,102
Liabilities:
Securitization debt at fair value	$393,244	$—	$393,244
Warehouse credit facilities	—	318,655	318,655
Other liabilities	5,773	9,917	15,690
Total Liabilities	$399,017	$328,572	$727,589

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the major income and expense line items from discontinued operations as reported in the condensed consolidated statements of operations (in thousands):

	Three months ended March 31,	Period from January 15 through March 31,
	2026	2025
Revenue:
Retail vehicle, net	$—	$—
Wholesale vehicle	—	—
Product, net	—	(11)
Total revenue	—	(11)
Cost of sales:
Retail vehicle	—	—
Wholesale vehicle	—	(6)
Total cost of sales	—	(6)
Total gross profit (loss)	—	(5)
Selling, general and administrative expenses	12	(234)
Gain (loss) on disposal of long lived assets	—	130
Depreciation and amortization	—	—
Income (loss) from operations	(12)	99
Interest expense	—	—
Interest loss	—	—
Income (loss) before provision for income taxes	(12)	99
Provision for income taxes	—	—
Net income (loss) from discontinued operations	$(12)	$99

Net income (loss) from discontinued operations for the period from January 1, 2025, to January 14, 2025, was not material.

The following table summarizes the major classes of assets and liabilities from discontinued operations as reported in the condensed consolidated balance sheets (in thousands):

	As of March 31,	As of December 31,
	2026	2025
ASSETS
Property and equipment, net	$—	$—
Other assets	—	46
Assets from discontinued operations	$—	$46
LIABILITIES
Accounts payable	$—	$82
Accrued expenses	223	42
Liabilities from discontinued operations	$223	$124

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

6. Fresh Start Accounting

As discussed in Note 1 — Description of Business and Basis of Presentation, on November 13, 2024, the Company commenced the Prepackaged Chapter 11 Case. On January 14, 2025, the Effective Date, the conditions to the effectiveness of the Plan were satisfied or waived and the Plan became effective. On January 14, 2025, the Company emerged from the Prepackaged Chapter 11 Case. On the Effective Date, each holder of the 2026 Notes received a pro rata share of 92.94% of the Common Stock, as defined below, (subject to dilution) and all of the Company’s outstanding obligations under the 2026 Notes and the Indenture were deemed fully satisfied and discharged. There were no other creditors of the Company impaired in connection with the Prepackaged Chapter 11 Case.

The Company adopted an Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to, among other changes to its prior amended and restated certificate of incorporation, effect an automatic conversion of the Common Stock at a ratio of 1-for-5. As a result of the automatic conversion and the issuance of shares of Common Stock pursuant to the Plan, there were approximately 5,163,109 outstanding shares of newly issued Common Stock as of the Effective Date.

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

Predecessor
Period from January 1 through January 14,
2025
Net gain on settlement of debt	$141,419
Net loss on fresh start adjustments	(87,688)
Net loss on reorganization adjustment of other assets	(2,037)
Debt valuation adjustments	—
Professional fees	(658)
Total reorganization items, net	$51,036

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Equipment	$539	$539
Furniture and fixtures	81	82
Leasehold improvements	388	388
Internal-use software	8,572	7,043
Other	122	128
	9,702	8,180
Accumulated depreciation and amortization	(2,287)	(1,436)
Property and equipment, net	$7,415	$6,744

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company recorded property and equipment at fair value as of the Effective Date, as discussed in Note 6 — Fresh Start Accounting for further details.

Depreciation and amortization expense was $0.9 million for the three months ended March 31, 2026 and $0.2 million for the period from January 15, 2025 to March 31, 2025. Depreciation and amortization expense for the period from January 1, 2025, to January 14, 2025, was not material.

8. Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$9,800	$(1,697)	$8,103	$9,800	$(1,347)	$8,453
Customer relationships	900	(136)	764	900	(108)	792
Trademarks and trade names	3,500	(472)	3,028	3,500	(375)	3,125
Total intangible assets	$14,200	$(2,305)	$11,895	$14,200	$(1,830)	$12,370

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Amortization expense for intangible assets was $0.5 million for the three months ended March 31, 2026, $0.4 million for the period from January 15, 2025 to March 31, 2025, and $1.0 million for the period from January 1, 2025 to January 14, 2025.

The estimated amortization expense for intangible assets subsequent to March 31, 2026, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2026	$1,426
2027	1,901
2028	1,901
2029	1,901
Thereafter	4,766
$11,895

9. Other Liabilities

The Company’s other liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Warranty and GAP liabilities	$14,755	$14,834
Dealer related liabilities	2,940	3,423
Accrued compensation and benefits	6,822	5,402
Accrued professional services	2,361	3,127
Accrued software and IT costs	281	403
Interest payable	3,096	3,606
Insurance payable	494	447
Other	12,438	9,907
Total other liabilities	$43,187	$41,149

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Warehouse Credit Facilities of Consolidated VIEs

UACC has three senior secured warehouse facility agreements (the “Warehouse Credit Facilities”), through consolidated VIEs, with banking institutions as of March 31, 2026. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of March 31, 2026 and December 31, 2025, the Company had excess borrowing capacity of $14.9 million and $11.3 million on UACC's Warehouse Credit Facilities, respectively.

The terms of the Warehouse Credit Facilities include the following (in thousands):

	Facility One	Facility Two	Facility Three
Execution date	November 19, 2013	July 11, 2019	November 18, 2022
Commitment termination date	June 2, 2026	August 28, 2026	April 12, 2027
Aggregate borrowings limit	$200,000	$200,000	$200,000
As of March 31, 2026
Aggregate principal balance of finance receivables pledged as collateral	$4,098	$—	$190,050
Outstanding balance	$3,660	$—	$155,823
Restricted cash	$378	$—	$5,773
As of December 31, 2025
Aggregate principal balance of finance receivables pledged as collateral	$9,732	$147,269	$224,874
Outstanding balance	$7,739	$111,060	$199,856
Restricted cash	$557	$6,920	$8,629

As of March 31, 2026, and December 31, 2025, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 5.27% and 5.55%, respectively.

During 2025 the Company renewed three of its previous four Warehouse Credit Facilities. The significant terms of the agreements remained unchanged except for certain reductions in advance rates and increases in minimum liquidity and tangible net worth requirements as well as a decrease of the aggregate borrowing limit under one of the facilities from $225.0 million to $200.0 million. On July 21, 2025, the remaining fourth Warehouse Credit Facility, which had a borrowing capacity of $200 million, expired pursuant to its terms and was not extended or renewed. The Company believes that its borrowing capacity from its other Warehouse Credit Facilities is sufficient to support its current operational needs and therefore elected not to renew this commitment.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of March 31, 2026, and December 31, 2025, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Long Term Debt

Debt instruments, excluding warehouse credit facilities of consolidated VIEs, which are discussed in Note 10 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Securitization debt of consolidated VIEs at fair value	$551,021	$393,244
Financing of beneficial interest in securitizations	16,637	19,643
Junior subordinated debentures	10,310	10,310
Total debt	$577,968	$423,197

Securitization Debt of Consolidated VIEs

The securitization debt was issued under UACC's securitization program. The Company elected to account for the securitization debt under the fair value option using the measurement alternative. Fair value adjustments are recorded in "Realized and unrealized losses, net of recoveries" in the condensed consolidated statements of operations. Refer to Note 15 — Financial Instruments and Fair Value Measurements. For all securitization transactions, excluding 2022-1, the Company consolidated the VIEs and accounted for these transactions as secured borrowings. Refer to Note 4 — Variable Interest Entities and Securitizations for further discussion.

UACC retained the residual interests in all securitization transactions, excluding 2022-1 and 2022-2. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it is responsible for the administration and collection of the amounts owed under the contracts. In the first quarter of 2023, UACC waived its servicing fees related to the 2022-2 securitization and subsequently consolidated the 2022-2 trust. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $53.0 million and $39.7 million as of March 31, 2026, and December 31, 2025, respectively.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The securitization debt issued is included in "Long-term debt" on the condensed consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of March 31, 2026
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2022-2-D	January 10, 2028	$32,889	6.84%	$6,793	$6,804
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	28,440	13,350
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	12,743	12,860
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	24,421
United Auto Credit 2024-1-C	October 10, 2029	35,190	7.06%	6,697	6,701
United Auto Credit 2024-1-D	November 12, 2029	52,160	8.30%	52,160	52,849
United Auto Credit 2024-1-E	November 12, 2030	37,540	10.45%	37,540	39,278
United Auto Credit 2025-1-A	June 10, 2027	138,300	4.80%	9,062	9,063
United Auto Credit 2025-1-B	February 10, 2028	50,450	5.05%	50,450	50,516
United Auto Credit 2025-1-C	June 10, 2030	32,660	5.15%	32,660	32,716
United Auto Credit 2025-1-D	July 10, 2030	50,810	5.96%	50,810	51,013
United Auto Credit 2025-1-E	October 10, 2031	35,560	7.71%	35,560	35,613
United Auto Credit 2026-1-A	June 12, 2028	100,350	4.41%	91,681	91,653
United Auto Credit 2026-1-B	May 10, 2029	40,130	4.63%	40,130	40,034
United Auto Credit 2026-1-C	June 10, 2031	25,970	5.06%	25,970	25,869
United Auto Credit 2026-1-D	July 10, 2031	40,000	5.65%	40,000	39,820
United Auto Credit 2026-1-E	December 10, 2032	18,550	7.77%	18,550	18,461
Total rated notes at fair value		$782,908		$562,502	$551,021

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of December 31, 2025
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

The final scheduled payment date represents legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $198.1 million in 2026, $192.1 million in 2027, $124.0 million in 2028, $42.0 million in 2029, and $6.3 million in 2030.

The aggregate principal balance and the net carrying value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of March 31,		As of December 31,
	2026		2025
	Aggregate Principal Balance	Net Carrying Value (1)	Aggregate Principal Balance	Net Carrying Value
United Auto Credit 2022-2	$22,731	$21,554	$28,924	$25,869
United Auto Credit 2023-1	41,591	34,069	51,291	44,224
United Auto Credit 2024-1	129,109	112,638	152,603	134,903
United Auto Credit 2025-1	220,932	202,227	257,485	236,088
United Auto Credit 2026-1	260,229	230,578	—	—
Total finance receivables of CFEs	$674,592	$601,066	$490,303	$441,084
(1) For the Successor period, net carrying value is equal to fair value.

Financing of Beneficial Interests in Securitizations

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance a portion of its asset-backed securities issued in its securitization transactions and held by UACC, pursuant to applicable Risk Retention Rules. Under this facility, UACC sells such retained interests and agrees to repurchase them on a future date. As of March 31, 2026, UACC pledged $27.6 million of its retained beneficial interests as collateral, and the outstanding borrowings related to this risk retention financing facility were $16.8 million, with expected repurchase dates ranging from June 2027 to October 2031. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lender, which will reduce the beneficial interests in securitizations and the related

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

debt balance. Pledged collateral levels are monitored and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, UACC may be required to transfer cash or additional securities as pledged under this facility. At the termination of this agreement, UACC is obligated to return the amounts borrowed.

The outstanding balance of this facility, net of unamortized debt issuance costs, was $16.6 million and $19.6 million as of March 31, 2026 and December 31, 2025, respectively, and is included in "Long-term debt" on the condensed consolidated balance sheet. As of March 31, 2026 and December 31, 2025, the fair value of the collateral pledged under this facility was $17.0 million and $20.0 million, respectively.

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

As of March 31, 2026, and December 31, 2025, there was no preferred stock issued or outstanding. The Vroom Automotive Preferred Units described below are preferred equity interests of a subsidiary classified as mezzanine equity and are not preferred stock of Vroom, Inc.

Common Stock

Effective as of January 14, 2025, the Company amended its certificate of incorporation to authorize the issuance of up to 250,000,000 shares of Common Stock, $0.001 par value per share as well as effect an automatic conversion of the Common Stock at a ratio of 1-for-5.

Vroom Automotive Redeemable Preferred Stock

On January 16, 2026, Vroom Automotive, LLC, a Delaware limited liability company and an indirect subsidiary of Vroom, Inc., holding intellectual property licenses and other financial assets, authorized and issued to SPE Holdings 2026-1, a Delaware statutory trust (“SPE Holdings”), 15,000 newly issued Series A preferred units and 7,500 newly issued Series B preferred units (collectively, the "Vroom Automotive Preferred Units") for aggregate gross proceeds of $22.5 million, pursuant to a Preferred Unit Purchase Agreement by and among the Company, Vroom Automotive, LLC and SPE Holdings. Vroom Automotive's Second Amended and Restated Limited Liability Company Agreement, dated as of January 16, 2026, amends and restates the existing LLC agreement and establishes the terms of the Vroom Automotive Preferred Units.

As a result of the transaction, Vroom Inc. holds 63% ownership interest in Vroom Automotive and SPE Holdings holds 37% ownership interest in Vroom Automotive as of March 31, 2026.

The Vroom Automotive Preferred Units will be entitled to receive a quarterly preferential distribution, equal to the liquidation preference of such Vroom Automotive Preferred Units multiplied by a variable distribution rate, which will reset on each quarterly distribution date in an amount equal to the ninety (90) day average of the Secured Overnight Financing Rate (SOFR) plus a spread of 8.25% for Series A Preferred Units and 9% for Series B Preferred Units. Dividends paid on the Vroom Automotive Preferred Units are deducted from net income attributable to controlling interests to derive net income attributable to common shareholders. For the three months ended March 31, 2026 dividends of $0.6 million were declared, authorized and paid on April 16, 2026.

The Series B Preferred Units are convertible into common units of Vroom Automotive at the option of the Counterparty at any time. The Series A Preferred Units are not convertible. The Vroom Automotive Preferred Units are redeemable at the holder’s option by providing written notice at least ninety days prior to the applicable redemption dates. The Series A Redemption Date is March 16, 2027, and each anniversary thereafter. The Series B Mandatory Redemption Date is January 16, 2031, and each anniversary thereafter. As of March 31, 2026, the carrying value for both Series A and B preferred units was $21.2 million, which is equal to the redemption value of $22.5 million less stock issuance costs of $1.3 million.

The holders of each unit of the Series B Preferred Units are entitled to one vote for each unit of common units into which such preferred stock is convertible at the time of the vote. The Series A preferred units have no voting rights.

In the event of a liquidation, dissolution or winding up of Vroom Automotive LLC, either voluntary or involuntary, or in the event of a deemed liquidation event, Series A Preferred Units are paid their respective full liquidation amount in preference to the holders of Series B Preferred Units or common units. After payment in full of the Liquidation Amount to the holders of Series A Preferred Units, holders of Series B Preferred Units are entitled to receive, in preference to all holders of common units, their respective full liquidation amount. After payment in full of the liquidation preferences of the Vroom Automotive Preferred Units, any remaining assets shall be distributed ratably to the holders of common units.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company classifies the Vroom Automotive Preferred Units as mezzanine equity within the Company’s consolidated balance sheets because the instruments contain redemption rights and liquidation features, including a liquidation preference in the event of a deemed liquidation event, that are not solely within the Company’s control.

14. Stock-based Compensation

On May 28, 2020, the Company adopted the 2020 Incentive Award Plan (the '2020 Plan”), which authorized the issuance of (i) up to 37,739 shares of the Company’s common stock, (ii) an annual increase on the first day of each year beginning on January 1, 2022 and ending on January 1, 2030 of up to 4% of the shares of common stock outstanding on an as-converted basis on the last day of the immediately preceding fiscal year, and (iii) any shares of the Company’s common stock subject to awards under the 2014 Plan which are forfeited or lapse unexercised and which following the effective date are not issued under the 2014 Plan. Awards may be issued in the form of restricted stock units, restricted stock, stock appreciation rights, and stock options. Effective as of June 13, 2024, the stockholders approved an amendment to the 2020 Plan to increase the number of authorized shares by 350,000 shares.

Pursuant to the Plan, the 2020 Plan was further amended on January 14, 2025, to increase the number of shares reserved for issuance under the 2020 Plan to account for the proposed post-emergence management incentive program, which accounts for 15% of the fully-diluted shares of Common Stock as of immediately following the Effective Date, inclusive of the Warrants, the management incentive program and the converted existing equity awards: 10% will be allocated for awards of restricted stock units and 5% will be allocated for awards of stock options. The amended and restated 2020 Plan authorizes the issuance of: (i) 1,166,880 shares of common stock, (ii) any shares which are subject to awards under the 2014 Plan or any other prior plans which are forfeited or lapse unexercised and are not issued under the prior plans; and (iii) an annual increase on the first day of each calendar year beginning on January 1, 2022, and ending on and including January 1, 2030, equal to the lesser of (A) 4% of the shares outstanding (on an as‑converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board of Directors or the Compensation Committee. As of March 31, 2026, there were 259,569 shares available for future issuance under the 2020 Plan.

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

Stock Options

The stock-based compensation expense related to stock options was $0.2 million and $0.1 million for the three months ended March 31, 2026 and the period from January 15, 2025 to March 31, 2025, respectively. Stock-based compensation expense for the period from January 1, 2025 to January 14, 2025 was not material. As of March 31, 2026, the Company had $2.5 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.8 years. As of December 31, 2025, the Company had $2.7 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.0 years.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RSUs

The stock-based compensation expense related to RSUs was $1.2 million, $0.4 million, and $0.1 million for the three months ended March 31, 2026, the period from January 15, 2025 to March 31, 2025, and the period from January 1, 2025 to January 14, 2025, respectively. As of March 31, 2026, the Company had $11.9 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.8 years. As of December 31, 2025, the Company had $13.2 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 3.0 years.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$4,338	$—	$—	$4,338
CFE assets:
Finance receivables at fair value	—	—	601,066	601,066
Finance receivables at fair value	—	—	203,547	203,547
Other assets (beneficial interests in securitizations)	—	737	—	737
Total financial assets	$4,338	$737	$804,613	$809,688
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	537,671	13,350	551,021
Total financial liabilities	$—	$537,671	$13,350	$551,021

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$2,534	$—	$—	$2,534
CFE assets:
Finance receivables at fair value	—	—	441,084	441,084
Finance receivables at fair value	—	—	367,552	367,552
Other assets (beneficial interests in securitizations)	—	946	—	946
Total financial assets	$2,534	$946	$808,636	$812,116
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	393,244	—	393,244
Total financial liabilities	$—	$393,244	$—	$393,244

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

Financial assets and liabilities of CFEs: In accordance with ASC 825, the Company has elected the fair value option, for the eligible financial assets and liabilities of the consolidated CFEs in order to mitigate potential accounting mismatches between the carrying value of the financial assets and liabilities. To eliminate potential measurement differences, the Company elected the measurement alternative included in ASC 810-30, allowing the Company to measure both the financial assets and liabilities of a qualifying CFE using the fair value of either the CFE’s financial assets or liabilities, whichever is more observable. Under the measurement alternative prescribed by ASC 810-30, the Company recognizes changes in the CFE’s net assets, including changes in fair value adjustments and net interest earned, in its condensed consolidated statements of operations.

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

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Successor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2026	$441,084	$367,552	$—
Transfer within Level 3 categories	247,092	(247,092)	—
Transfers into Level 3	—	—	13,011
Losses included in realized and unrealized losses	(23,716)	(4,453)	339
Losses included in Warranties and GAP	(884)	(880)	—
Issuances, net of discount	—	113,495	—
Paydowns	(61,837)	(23,928)	—
Other	(673)	(1,147)	—
Fair value as of March 31, 2026	$601,066	$203,547	$13,350

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Successor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 15, 2025	$387,444	$437,568	$14,934
Transfer within Level 3 categories	349,623	(349,623)	—
Losses included in realized and unrealized losses	(13,991)	3,176	273
Losses included in Warranties and GAP	(804)	(976)	—
Issuances, net of discount	—	120,532	—
Paydowns	(44,268)	(28,949)	—
Other	(404)	(1,128)	—
Fair value as of March 31, 2025	$677,600	$180,600	$15,207

Predecessor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2025	$214,420	$289,428	$16,922
Reclassification of finance receivables due to a change in Accounting Policy	180,883	139,052	—
Transfer within Level 3 categories	(439)	439	—
Losses included in realized and unrealized losses	(4,707)	(2,265)	(1,988)
Losses included in Warranties and GAP	(52)	(188)	—
Issuances, net of discount	—	14,337	—
Paydowns	(2,947)	(2,992)	—
Other	286	(243)	—
Fair value as of January 14, 2025	$387,444	$437,568	$14,934

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis. During the three months ended March 31, 2026, transfers into Level 3 liabilities related to not achieving consensus pricing from third-party broker dealers on the 2022-2 E rated notes related to the securitization debt of consolidated CFEs.

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Realized and unrealized losses, net of recoveries" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Successor		Predecessor
	Three months ended March 31,	Period from January 15 through March 31,	Period from January 1 through January 14,
	2026	2025	2025
Finance receivables at fair value	$28,340	$12,047	$6,451
Finance receivables held for sale, net	—	—	2,737
Debt of securitized VIEs at fair value	(1,312)	1,952	(2,267)
Collection expenses	2,974	2,638	492
Recoveries	(5,356)	(5,542)	(683)
Other	37	5	62
Total net loss included in "Realized and unrealized losses, net of recoveries"	$24,683	$11,100	$6,792

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of March 31, 2026	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$674,592	$227,415
Aggregate fair value of finance receivables that are reported at fair value	$601,066	$203,547
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$6,276	$4,400
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$5,607	$2,896

As of December 31, 2025	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$490,303	$419,632
Aggregate fair value of finance receivables that are reported at fair value	$441,084	$367,552
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$8,315	$5,824
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$7,460	$4,050

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of March 31, 2026	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$562,502
Aggregate fair value of rated notes of securitized VIEs	$551,021

As of December 31, 2025	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$403,414
Aggregate fair value of rated notes of securitized VIEs	$393,244

Fair Value of Financial Instruments Not Carried at Fair Value

The carrying amounts of restricted cash and other liabilities approximate fair value due to their short-term nature. The carrying value of the Warehouse Credit Facilities, Financing of Beneficial Interests in Securitizations, and related party lines of credit were determined to approximate fair value due to its short-term duration and variable interest rates that approximate prevailing interest rates as of each reporting period.

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the Company's condensed consolidated balance sheets, approximated their carrying value as of March 31, 2026 and December 31, 2025 and are classified within Level 3 of the fair value hierarchy.

Convertible Senior Notes: The fair value of the 2030 Notes, which are not carried at fair value on the Company's consolidated balance sheets, approximated their carrying value as of March 31, 2026 and December 31, 2025.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Fresh start accounting: In accordance with ASC Topic 852, with the application of fresh start accounting, the Company allocated the reorganization value to its individual assets and liabilities based on their estimated fair values in conformity with ASC Topic 805, Business Combinations. Refer to Note 6 — Fresh Start Accounting for further details.

16. Segment Information

The Company is organized into two reportable segments: UACC and CarStory. Corporate activities are presented in "corporate" and do not constitute a reportable segment. These activities include costs not directly attributable to the segments and are primarily related to costs associated with corporate and governance functions, including executive functions, corporate finance, legal, human resources, information technology, cyber security and other shared costs. Certain shared costs, including corporate administration, are allocated to segments based upon specific allocation of expenses. Corporate activities also include the runoff of legacy Vroom third party vehicle service and GAP policies sold prior to the Ecommerce Wind-Down. No operating segments have been aggregated to form the reportable segments.

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Company’s CODM is the chief executive officer (“CEO”). During the period from January 15, 2025, to March 31, 2025, the CODM changed the profitability measure reviewed for the Company's segment from Adjusted EBITDA to Adjusted net income (loss). The CODM reviews Adjusted net income (loss) for each of the reportable segments. Adjusted net income (loss) is defined as net income (loss) from continuing operations less preferred stock dividends attributable to noncontrolling interests of subsidiary adjusted for stock compensation expense, severance expense, bankruptcy costs (which represent professional fees incurred related to the bankruptcy prior to filing of the petition and post-emergence), reorganization items, net (which relate to certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges), operating lease right-of-use assets impairment and long-lived asset impairment charges incurred by segment. All expense categories on the condensed consolidated statement of operations are significant and there are no other significant segment expenses that would require disclosure. There are no intra-entity sales and no significant expense categories regularly provided to the CODM beyond those disclosed in the consolidated statement of operations. The CODM manages the business using consolidated expense information, adjusted for items that are non-recurring or not core to the Company’s operating business as disclosed above, as well as regularly provided budgeted or forecasted expense information for each operating segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of March 31, 2026 and December 31, 2025, long-lived assets were predominantly located in the United States.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Information about the Company’s reportable segments and corporate activities are as follows (in thousands):

	Successor
	Three months ended March 31,				Period from January 15 through March 31,
	2026				2025
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$42,476	$—	$—	$42,476	$37,157	$—	$—	$37,157

Interest expense:
Warehouse credit facility	3,439	—	—	3,439	4,618	—	—	4,618
Securitization debt	8,620	—	—	8,620	6,548	—	—	6,548
Total interest expense	12,059	—	—	12,059	11,166	—	—	11,166
Net interest income	30,417	—	—	30,417	25,991	—	—	25,991

Realized and unrealized losses, net of recoveries	24,823	—	(140)	24,683	12,691	—	(1,591)	11,100
Net interest income after losses and recoveries	5,594	—	140	5,734	13,300	—	1,591	14,891

Noninterest (loss) income:
Servicing income	1,139	—	—	1,139	1,254	—	—	1,254
Warranties and GAP income (loss), net	2,765	—	(79)	2,686	3,571	—	508	4,079
CarStory revenue	—	1,333	—	1,333	—	2,392	—	2,392
Other income	2,007	34	—	2,041	2,235	62	184	2,481
Total noninterest (loss) income	5,911	1,367	(79)	7,199	7,060	2,454	692	10,206

Expenses:
Compensation and benefits	16,737	1,243	1,166	19,146	13,694	1,360	1,013	16,067
Professional fees	3,364	52	1,104	4,520	3,069	—	2,278	5,347
Software and IT costs	2,965	2	194	3,161	2,086	—	316	2,402
Depreciation and amortization	1,235	105	—	1,340	479	96	—	575
Interest expense on corporate debt	761	—	451	1,212	480	—	—	480
Impairment charges	—	—	—	—	3,479	—	677	4,156
Other expenses	1,967	93	348	2,408	1,670	138	562	2,370
Total expenses	27,029	1,495	3,263	31,787	24,957	1,594	4,846	31,397

Provision for income taxes from continuing operations	—	26	166	192	39	16	95	150

Preferred stock dividends attributable to noncontrolling interests of subsidiary	(571)	—	—	(571)	—	—	—	—

Adjusted net income (loss)	$(14,976)	$(130)			$(834)	$839

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Predecessor
	Period from January 1 through January 14,
	2025
	UACC	CarStory	Corporate	Total
Interest income (expense)	7,254	$—	$(71)	$7,183

Interest expense:
Warehouse credit facility	1,017	—	—	1,017
Securitization debt	1,178	—	—	1,178
Total interest expense	2,195	—	—	2,195
Net interest income (loss)	5,059	—	(71)	4,988

Realized and unrealized losses, net of recoveries	7,647	—	(855)	6,792
Net interest income (loss) after losses and recoveries	(2,588)	—	784	(1,804)

Noninterest (loss) income:
Servicing income	192	—	—	192
Warranties and GAP income (loss), net	390	—	(83)	307
CarStory revenue	—	432	—	432
Other income	66	13	34	113
Total noninterest (loss) income	648	445	(49)	1,044

Expenses:
Compensation and benefits	2,398	326	99	2,823
Professional fees	172	13	112	297
Software and IT costs	367	2	88	457
Depreciation and amortization	817	240	—	1,057
Interest expense on corporate debt	85	—	91	176
Impairment charges	—	—	—	—
Other expenses	262	20	89	371
Total expenses	4,101	601	479	5,181

Provision for income taxes from continuing operations	—	5	—	5

Preferred stock dividends attributable to noncontrolling interests of subsidiary	—	—	—	—

Adjusted net loss	$(5,910)	$(153)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The reconciliation between reportable segment Adjusted net (loss) income to consolidated loss from continuing operations as follows (in thousands):

	Successor		Predecessor
	Three months ended March 31,	Period from January 15 through March 31,	Period from January 1 through January 14,
	2026	2025	2025
Adjusted net income (loss)
UACC	$(14,976)	$(834)	$(5,910)
CarStory	(130)	839	(153)
Total	$(15,106)	$5	$(6,063)

Stock compensation expense	(1,142)	(297)	(134)
Severance expense	—	(21)	(4)
Impairment charges	—	(3,479)	—
Corporate income (loss) from continuing operations	(3,369)	(2,658)	256
Reorganization items	—	—	51,036
Preferred stock dividends attributable to noncontrolling interests of subsidiary	571	—	—
Net (loss) income from continuing operations	$(19,046)	$(6,450)	$45,090

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

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law. The OBBBA includes, among other provisions, changes affecting (i) the deductibility and/or amortization of domestic research or experimental expenditures for taxable years beginning after December 31, 2024, (ii) the timing and availability of certain clean energy tax incentives (including an accelerated phase-out for certain credits for projects beginning after June 30, 2026), and (iii) certain international tax rules impacting foreign income and the calculation of Foreign-Derived Intangible Income (“FDII”), among other cross-border considerations. The Company evaluated the relevant provisions of the OBBBA and determined that the OBBBA did not have a material impact on the Company’s consolidated financial statements.

The Company’s effective tax rate from continuing operations was (1.0)% for the three months ended March 31, 2026, and 0.4% for the three months ended March 31, 2025.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2019 and prior. The Company is not currently under audit for any U.S. federal or state income tax audits.

The Company has not identified any uncertain tax positions as of March 31, 2026, or December 31, 2025. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

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

On the Effective Date, the Company consummated its Prepackaged Chapter 11 Case. For U.S. tax purposes the Company would be required to recognize cancellation of debt income (“CODI”) in the amount equal to the excess of the adjusted issue price of the debt discharged over the value of any new debt or equity that was issued. However, IRC Section 108 provides that CODI may be excluded from gross income to the extent that the debt is discharged in a title 11 Case. In lieu of recognizing CODI, IRC Section 108 requires the Company to reduce its tax attributes, including net operating losses, capital losses, tax credits, depreciable assets, investment in subsidiaries and other investments, in the amount of the CODI that is excluded from gross income.

18. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Successor		Predecessor
	Three months ended March 31,	Period from January 15 through March 31,	Period from January 1 through January 14,
(in thousands, except share and per share amounts)	2026	2025	2025
Net (loss) income from continuing operations	$(19,046)	$(6,450)	$45,090
Net income (loss) from discontinued operations	$(12)	$99	$(4)
Net (loss) income	$(19,058)	$(6,351)	$45,086
Preferred stock dividends attributable to noncontrolling interests of subsidiary	$(571)	$—	$—
Net (loss) income attributable to controlling interest and common shareholders	$(19,629)	$(6,351)	$45,086
Net (loss) income per share attributable to common stockholders, basic:
Continuing operations	(3.77)	(1.25)	24.74
Discontinued operations	—	0.02	(0.00)
Basic	$(3.77)	$(1.23)	$24.74
Net (loss) income per share attributable to common stockholders, diluted:
Continuing operations	(3.77)	(1.25)	23.89
Discontinued operations	—	0.02	(0.00)
Diluted	$(3.77)	$(1.23)	$23.89
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	5,201,905	5,163,109	1,822,541
Diluted	5,201,905	5,163,109	1,887,370

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	Successor		Predecessor
	As of March 31,		As of January 14,
	2026	2025	2025
Convertible notes	285,714	—	—
Stock options	328,233	328,960	23,214
Restricted stock units	689,812	703,549	131,422
Total	1,303,759	1,032,509	154,636

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

19. Related Party Transactions

Related Party Line of Credit

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement for a $25.0 million Delayed Draw Facility with Mudrick Capital Management, L.P. (“Lender”), who was a 76.5% shareholder of the Company and as of January 14, 2025 became a related party. On October 9, 2025 the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. The Delayed Draw Facility allows for multiple drawdowns by each co-borrower, subject to satisfaction of usual and customary conditions precedent. The Delayed Draw Facility bears interest at a rate of Term SOFR +850 bps, payable quarterly in arrears, with a full payment-in-kind option. Interest is also payable upon any payment of principal. The co-borrowers’ obligations under the Delayed Draw Facility will be collateralized by asset backed residual certificates in certain UACC securitization trusts. The Delayed Draw Facility matures on December 31, 2026; however, borrowings can be prepaid at any time, in whole or in part, without penalty or premium. Once amounts are repaid they may not be reborrowed. The Delayed Draw Facility includes certain usual and customary covenants with respect to the co-borrowers’ activities and the collateral. As of March 31, 2026, the Company drew $8.0 million against the Delayed Draw Facility.

On November 25, 2025, Vroom, Inc. entered into a Note Purchase Agreement with Robert J. Mylod, Jr., the Independent Executive Chair of the board of directors of the Company. Pursuant to the Note Purchase Agreement, the Company issued the Delayed Draw Notes in a maximum aggregate principal commitment amount of $10.5 million. The Delayed Draw Notes bear interest, payable quarterly in arrears, at a per annum rate equal to Term SOFR (three-month tenor) plus 7.50%, and contain customary covenants, events of default, and conditions for subsequent note issuance. The Delayed Draw Notes are secured by the assets of the Company under the security agreement issued by the Company. The Notes mature on November 25, 2026; however, the Notes may be prepaid at any time, in whole or in part, without penalty or premium. As of March 31, 2026, the Company drew $10.5 million against the Delayed Draw Notes.

Related Party Convertible Notes due 2030

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On August 29, 2025, the Company issued the 2030 Notes. The 2030 Notes were issued pursuant to a Note Purchase Agreement with Annox Capital, LLC and Robert J. Mylod, Jr, the Managing Partner of Annox Capital, LLC and the Independent Executive Chair of the board of directors of the Company.

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

The Company accounts for the 2030 Notes as a single liability-classified instrument measured at amortized cost. As of March 31, 2026 and December 31, 2025, the net carrying value was $10.0 million.

The 2030 Notes were issued at par value and fees associated with the issuance of these 2030 Notes were immaterial. The interest expense was $0.1 million for the three months ended March 31, 2026. The effective interest rate of the 2030 Notes is 5%.

19. Subsequent Event

On May 14, 2026, the Company entered into an Exchange and Subscription Agreement (the “Exchange Agreement”) with the investors party thereto and a collateral agent, pursuant to which the Company agreed to co-issue, as joint and several obligations, up to $50.0 million aggregate principal amount of Senior Secured Delayed Draw Convertible Notes due 2032 (the “Notes”). At the closing, certain investors will exchange $28.5 million aggregate principal amount of outstanding notes of the Company, together with accrued and unpaid interest thereon through the closing date, for Notes to be issued by the Company, leaving $21.5 million of remaining delayed draw commitments under the facility.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The outstanding notes to be exchanged consist of $10.0 million of 5.000% Convertible Senior Notes due 2030, $10.5 million of Senior Secured Delayed Draw Notes due 2026 and $8.0 million of notes outstanding under the delayed draw term loan facility with Mudrick Capital Management, L.P. Upon delivery for cancellation at the closing, the outstanding notes will be cancelled and the liens securing such notes will be released, discharged and terminated.

The Notes bear interest at 5.0% per annum, payable quarterly, and mature on June 30, 2032. The Notes are secured by a first priority lien on substantially all assets of the Company, subject to permitted liens, and rank senior in right of payment to all unsecured indebtedness and junior lien indebtedness of each Issuer.

The Exchange Agreement and the Notes provide for a delayed draw facility under which Additional Notes may be issued from time to time up to the remaining commitment amount, subject to specified funding conditions. The Company, on behalf of the Company, or the investors may elect to fund under the facility, with subsequent draws funded pro rata by the holders and evidenced by separate Additional Notes. The proceeds of any Additional Notes issued after the closing are required to be used for working capital and other general corporate purposes of the Company.

The conversion price for each Note will equal 120% of the applicable reference price, determined at signing for Notes issued at the closing and at the applicable funding notice date for any Additional Notes. Subject to specified limitations, holders may convert their Notes on and after April 1, 2032, and the Notes may also become convertible in connection with certain specified corporate events. The Company may settle conversions in shares of common stock, cash or a combination thereof.

Upon a fundamental change, holders may require the Company to repurchase their Notes for the principal amount to be repurchased plus accrued and unpaid interest. The Notes also require mandatory ratable redemption in specified circumstances, including certain non-permitted asset sales, casualty or condemnation events, debt issuances and liens, subject to the exceptions and limitations set forth in the Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. As discussed in the section titled "Special Note Regarding Forward-Looking Statements," the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and in the section titled "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as updated by reference into the section titled "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Recent Events

Exchange Agreement

On May 14, 2026, the Company entered into an Exchange and Subscription Agreement (the “Exchange Agreement”) with the investors party thereto and a collateral agent, pursuant to which the Company agreed to co-issue, as joint and several obligations, up to $50.0 million aggregate principal amount of Senior Secured Delayed Draw Convertible Notes due 2032 (the “Notes”). At the closing, certain investors will exchange $28.5 million aggregate principal amount of outstanding notes of the Company, together with accrued and unpaid interest thereon through the closing date, for Notes to be issued by the Company, leaving $21.5 million of remaining delayed draw commitments under the facility. The outstanding notes to be exchanged consist of $10.0 million of 5.000% Convertible Senior Notes due 2030, $10.5 million of Senior Secured Delayed Draw Notes due 2026 and $8.0 million of notes outstanding under the delayed draw term loan facility with Mudrick Capital Management, L.P. Upon delivery for cancellation at the closing, the outstanding notes will be cancelled and the liens securing such notes will be released, discharged and terminated.

The Notes bear interest at 5.0% per annum, payable quarterly, and mature on June 30, 2032. The Notes are secured by a first priority lien on substantially all assets of the Company, subject to permitted liens, and rank senior in right of payment to all unsecured indebtedness and junior lien indebtedness of each Issuer.

The Exchange Agreement and the Notes provide for a delayed draw facility under which Additional Notes may be issued from time to time up to the remaining commitment amount, subject to specified funding conditions. The Company, on behalf of the Company, or the investors may elect to fund under the facility, with subsequent draws funded pro rata by the holders and evidenced by separate Additional Notes. The proceeds of any Additional Notes issued after the closing are required to be used for working capital and other general corporate purposes of the Company.

The conversion price for each Note will equal 120% of the applicable reference price, determined at signing for Notes issued at the closing and at the applicable funding notice date for any Additional Notes. Subject to specified limitations, holders may convert their Notes on and after April 1, 2032, and the Notes may also become convertible in connection with certain specified corporate events. The Company may settle conversions in shares of common stock, cash or a combination thereof.

Upon a fundamental change, holders may require the Company to repurchase their Notes for the principal amount to be repurchased plus accrued and unpaid interest. The Notes also require mandatory ratable redemption in specified circumstances, including certain non-permitted asset sales, casualty or condemnation events, debt issuances and liens, subject to the exceptions and limitations set forth in the Notes.

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

Going Concern

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

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting, and servicing capabilities. UACC services the retail installment sales contracts it originates or purchases and will continue to service the contracts it originated or purchased for customers of Vroom’s former ecommerce business. Because UACC focuses primarily on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. As of March 31, 2026, UACC serviced a portfolio of approximately 76,000 retail installment sales contracts with an aggregate principal outstanding balance of approximately $930.0 million.

CarStory

CarStory offers AI-powered analytics and digital services to dealers, automotive financial services companies and others in the automotive industry, which use CarStory’s solutions to enhance their customer experience and drive increased vehicle purchases.

Leveraging computer vision and AI, CarStory has curated a comprehensive used vehicle information database, including over 258 million vehicle identification numbers ("VINs"), 204 million window stickers, 4.2 billion vehicle photos and 415 million sales cycles, along with price and price elasticity models. CarStory receives data for over 4.1 million unique VINs listed for sale every day, resulting in CarStory having data for an estimated 80% of U.S. consumer vehicles. This data is aggregated with demand insights from millions of consumer sessions and data from CarStory’s proprietary VIN database to generate more accurate vehicle valuations.

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

Adjusted net loss

We calculate Adjusted net loss as net income (loss) from continuing operations less preferred stock dividends attributable to noncontrolling interests of subsidiary, adjusted for stock compensation expense, severance expense, bankruptcy costs (which represent professional fees incurred related to the bankruptcy prior to filing of the petition and post-emergence), reorganization items, net (which relate to certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges), operating lease right-of-use assets impairment and long-lived asset impairment charges.

The following table presents a reconciliation of Adjusted net loss to net income (loss) from continuing operations, which is the most directly comparable U.S. GAAP measure (in thousands):

	Successor		Predecessor
	Three months ended March 31,	Period from January 15 through March 31,	Period from January 1 through January 14,
	2026	2025	2025
		(in thousands)
Net (loss) income from continuing operations	$(19,046)	$(6,450)	$45,090
Preferred stock dividends attributable to noncontrolling interests of subsidiary	(571)	—	—
Adjusted to exclude the following:
Stock compensation expense	1,427	491	144
Severance expense	—	21	4
Bankruptcy costs (prepetition filing and post-emergence)	—	913	—
Reorganization items, net	—	—	(51,036)
Impairment charges	—	4,156	—
Adjusted net loss	$(18,190)	$(869)	$(5,798)

Non-GAAP Combined Three Months Ended March 31, 2025

Our financial results for the periods from January 1, 2025 through January 14, 2025 are referred to as those of the “Predecessor” period. Our financial results for the periods from January 15, 2025 through March 31, 2025 are referred to as those of the “Successor” periods. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP. Although U.S. GAAP requires that we report our results for the period from January 1, 2025 through January 14, 2025 and the period from January 15, 2025 through March 31, 2025 separately, management views our operating results for the three months ended March 31, 2025 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to other periods. We believe we cannot adequately benchmark the operating results of the period from January 15, 2025 through March 31, 2025 against any of the previous periods reported in our Condensed Consolidated Financial Statements without combining it with the period from January 1, 2025 through January 14, 2025, and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics for the Successor period when combined with the Predecessor period provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, the tables and discussion below also present the combined results for the three months ended March 31, 2025. The combined results for the three months ended March 31, 2025 represent the sum of the reported amounts for the Predecessor period from January 1, 2025 through January 14, 2025 and the Successor period from January 15, 2025 through March 31, 2025. These combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our emergence from the Prepackaged Chapter 11 Case and are not necessarily indicative of future results. Accordingly, the results for the combined three months ended March 31, 2025 (prepared on a Non-GAAP basis) and three months ended March 31, 2026 (prepared on a GAAP basis) may not be comparable, particularly for statement of operations line items significantly impacted by the Reorganization transactions and the impact of fresh start accounting.

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

Ability to manage credit losses

While credit losses are inherent in the automotive finance receivables business, several variables have negatively affected UACC’s recent loss and delinquency rates, including higher interest rates, the current inflationary environment and vehicle depreciation, which has negatively impacted the fair value of our finance receivables and the losses recognized. While we expect long term improvements in our finance receivable portfolio, we expect some downward trends to continue to negatively impact our business into 2026. UACC primarily operates in the non-prime sector of the market which tends to have more volatility. In 2020 and 2021, COVID related stimulus and used vehicle appreciation resulted in significantly lower delinquencies and subsequent losses. In late 2022 and 2023, delinquencies and loss rates rose as a result of the aforementioned factors and, in response, we implemented changes to tighten our credit program. We initially saw some improvements with the 2023 and 2024 vintages as a result of these changes. Subsequently, macroeconomic factors have negatively impacted these vintages. This unfavorable loan performance continued on 2025 originations, resulting in us making further refinements to our credit program in order to improve performance. We also intend to leverage CarStory data to improve VIN-level valuations to support underwriting decisions and servicing operations. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased and any future decreases on available advance rates may have an adverse impact on our liquidity.

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

As of March 31, 2026, we had three of our Warehouse Credit Facilities, with an aggregate borrowing capacity of $600 million, expiring in June 2026, August 2026 and April 2027, respectively. We are in ongoing discussions with the warehouse lenders to extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all.

See "Part I, Item 1A. Risk Factors—Risks Related to Our Financial Conditions, Results of Operations, Liquidity and Indebtedness—We may not generate sufficient liquidity to operate our business." in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Seasonality

Used vehicle sales have historically been seasonal. The used vehicle industry typically experiences an increase in sales early in the calendar year and reaches its highest point late in the first quarter and early in the second quarter. Vehicle sales then level off through the rest of the year, with the lowest level of sales in the fourth quarter. This seasonality has historically corresponded with the timing of income tax refunds, which are an important source of funding for vehicle purchases. Consistent with market trends, UACC generally experiences increased funding activity during the first quarter through tax season. Delinquencies also tend to be lower during the first quarter through tax season and higher during the latter half of the year. See “Part I, Item 1A. Risk Factors—Risks Related to Our Financial Condition, Results of Operations, Liquidity and Indebtedness—We may experience seasonal and other fluctuations in our quarterly results of operations, which may not fully reflect the underlying performance of our business,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Macroeconomic Factors

The United States and global economies have recently and are continuing to experience a sustained inflationary environment. The Federal Reserve’s efforts to tame inflation have led to increased interest rates, which affect automotive finance rates and our borrowing rates, thereby reducing discretionary spending and impacting consumer sentiment and making vehicle financing more costly and less accessible or desirable to many consumers. While interest rates were cut slightly in 2025, based on the March 2026 meeting, the Federal Reserve officials voted to keep interest rates steady. We are not able to predict if, when, and to what degree rates may change and the impact it may have on the economy and our business.

In addition, the current U.S. Presidential administration has implemented significant tariffs on imports to the United States, including tariffs on automobiles, auto parts, steel, and aluminum. Although a February 2026 Supreme Court ruling struck down certain tariffs imposed under the International Emergency Economic Powers Act, the administration has moved to reimpose and maintain tariffs under alternative legal authorities. While the U.S. has reached trade agreements with certain countries that reduced tariff rates on some automotive goods, tariffs on imports from other countries, including Canada and Mexico, remain elevated. Many countries have imposed retaliatory tariffs as well as other trade restrictions and retaliatory measures. Such significant tariffs, restrictions or other retaliatory measures have had, and could continue to have a major impact on the United States automotive industry, which depends heavily on cross border trade. Should additional tariffs be implemented and sustained by the United States and other countries for an extended period of time, they would have a significant adverse effect, including financial, on the automotive industry. Further, any additional restrictions by the United States or other governments would exacerbate the impact, as could the uncertainty regarding the magnitude or duration of these measures. Additionally, fragility in the supply chain exacerbated by tariffs and other industry concerns, such as restrictions related to rare earth minerals, increases the risk of production disruptions in the automotive industry. Steps taken by governments to implement tariffs or other restrictions on raw materials (including steel, aluminum and rare earth minerals), automobiles, parts, and other products and materials have disrupted existing supply chains and imposed additional costs on businesses in the automotive industry in the United States and globally. While negotiations regarding tariffs and other restrictions are ongoing and changing rapidly, the resulting environment of tariffs and other trade restrictions or barriers have increased automobile prices in the U.S. and caused volatility, this could lead to negative consumer sentiment and in turn, decreased consumer demand for automobiles, and in turn, decreased demand for motor vehicle contracts financed through UACC, which has negatively impacted and could continue to negatively impact our results of operations, cash flows, and financial condition.

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

Further, geopolitical conflicts and war, including those in Europe and the ongoing conflict in the Middle East, have increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets. Ongoing economic and political disruption, or a significant escalation or expansion of such disruption could continue to impact consumer sentiment and spending, broaden inflationary costs, and could have a material adverse effect on our results of operations. For example, recent escalations of conflict have caused oil and gasoline inflation, and may reduce consumer purchasing power, and increase default rates within the UACC portfolio, while heightening the risk of cyberattacks. We will continue to actively monitor and develop responses to these disruptions, including the developing role that geopolitical, climate, and labor concerns are playing in trade relations, but depending on the duration and severity of such events, these trends could continue to negatively impact our business.

Results of Operations

The Company is organized into two reportable segments: UACC and CarStory.

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

The following table presents our consolidated results of operations for the periods indicated:

	Successor		Predecessor	Non-GAAP Combined	Non-GAAP	Non-GAAP
	Three months ended March 31,	Period from January 15 through March 31,	Period from January 1 through January 14,	Three months ended March 31,
	2026	2025	2025	2025	$ Change	% Change
	(in thousands)
Interest income	$42,476	$37,157	$7,183	$44,340	$(1,864)	(4.2)%

Interest expense:
Warehouse credit facility	3,439	4,618	1,017	5,635	(2,196)	(39.0)%
Securitization debt	8,620	6,548	1,178	7,726	894	11.6%
Total interest expense	12,059	11,166	2,195	13,361	(1,302)	(9.7)%
Net interest income	30,417	25,991	4,988	30,979	(562)	(1.8)%

Realized and unrealized losses, net of recoveries	24,683	11,100	6,792	17,892	6,791	38.0%
Net interest income (loss) after losses and recoveries	5,734	14,891	(1,804)	13,087	(7,353)	(56.2)%

Noninterest income:
Servicing income	1,139	1,254	192	1,446	(307)	(21.2)%
Warranties and GAP income, net	2,686	4,079	307	4,386	(1,700)	(38.8)%
CarStory revenue	1,333	2,392	432	2,824	(1,491)	(52.8)%
Other income	2,041	2,481	113	2,594	(553)	(21.3)%
Total noninterest income	7,199	10,206	1,044	11,250	(4,051)	(36.0)%

Expenses:
Compensation and benefits	19,146	16,067	2,823	18,890	256	1.4%
Professional fees	4,520	5,347	297	5,644	(1,124)	(19.9)%
Software and IT costs	3,161	2,402	457	2,859	302	10.6%
Depreciation and amortization	1,340	575	1,057	1,632	(292)	(17.9)%
Interest expense on corporate debt	1,212	480	176	656	556	84.8%
Impairment charges	—	4,156	—	4,156	(4,156)	(100.0)%
Other expenses	2,408	2,370	371	2,741	(333)	(12.1)%
Total expenses	31,787	31,397	5,181	36,578	(4,791)	(13.1)%

Loss from continuing operations before reorganization items and provision for income taxes	(18,854)	(6,300)	(5,941)	(12,241)	(6,613)	54.0%
Reorganization items, net	—	—	51,036	51,036	(51,036)	(100.0)%
(Loss) income from continuing operations before provision for income taxes	(18,854)	(6,300)	45,095	38,795	(57,649)	(148.6)%
Provision for income taxes from continuing operations	192	150	5	155	37	23.9%
Net (loss) income from continuing operations	$(19,046)	$(6,450)	$45,090	$38,640	$(57,686)	(149.3)%
Net (loss) income from discontinued operations	$(12)	$99	$(4)	$95	$(107)	(112.6)%
Net (loss) income	$(19,058)	$(6,351)	$45,086	$38,735	$(57,793)	(149.2)%
Preferred stock dividends attributable to noncontrolling interests of subsidiary	(571)	—	—	—	(571)	100.0%
Net (loss) income attributable to controlling interest and common shareholders	$(19,629)	$(6,351)	$45,086	$38,735	$(58,364)	(150.7)%

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

Non-GAAP Combined Three Months Ended March 31, 2025

The Successor Period and the Predecessor Periods are distinct reporting periods as a result of our emergence from the Prepackaged Chapter 11 Case on January 14, 2025. References in these results of operations to the change and the percentage change combine the period from January 1, 2025, to January 14, 2025 (Predecessor) with the period from January 15, 2025 to March 31, 2025 (Successor) Period, which we refer to as the three months ended March 31, 2025, in order to provide some comparability of such information to the three months ended March 31, 2026. See "Non-GAAP Financial Measures" above.

Three Months Ended March 31, 2026 and 2025

UACC

	Successor		Predecessor	Non-GAAP Combined	Non-GAAP	Non-GAAP
	Three months ended March 31,	Period from January 15 through March 31,	Period from January 1 through January 14,	Three months ended March 31,
	2026	2025	2025	2025	Change	% Change
	(in thousands)
Interest income	$42,476	$37,157	$7,254	$44,411	$(1,935)	(4.4)%

Interest expense:
Warehouse credit facility	3,439	4,618	1,017	5,635	(2,196)	(39.0)%
Securitization debt	8,620	6,548	1,178	7,726	894	11.6%
Total interest expense	12,059	11,166	2,195	13,361	(1,302)	(9.7)%
Net interest income	30,417	25,991	5,059	31,050	(633)	(2.0)%

Realized and unrealized losses, net of recoveries	24,823	12,691	7,647	20,338	4,485	22.1%
Net interest income (loss) after losses and recoveries	5,594	13,300	(2,588)	10,712	(5,118)	(47.8)%

Noninterest income:
Servicing income	1,139	1,254	192	1,446	(307)	(21.2)%
Warranties and GAP income, net	2,765	3,571	390	3,961	(1,196)	(30.2)%
Other income	2,007	2,235	66	2,301	(294)	(12.8)%
Total noninterest income	5,911	7,060	648	7,708	(1,797)	(23.3)%

Expenses:
Compensation and benefits	16,737	13,694	2,398	16,092	645	4.0%
Professional fees	3,364	3,069	172	3,241	123	3.8%
Software and IT costs	2,965	2,086	367	2,453	512	20.9%
Depreciation and amortization	1,235	479	817	1,296	(61)	(4.7)%
Interest expense on corporate debt	761	480	85	565	196	34.7%
Impairment charges	—	3,479	—	3,479	(3,479)	(100.0)%
Other expenses	1,967	1,670	262	1,932	35	1.8%
Total expenses	27,029	24,957	4,101	29,058	(2,029)	(7.0)%

Provision for income taxes from continuing operations	—	39	—	39	(39)	(100.0)%

Preferred stock dividends attributable to noncontrolling interests of subsidiary	(571)	—	—	—	(571)	100.0%

Adjusted net loss	$(14,976)	$(834)	$(5,910)	$(6,744)	$(8,232)	122.1%

Stock compensation expense	$1,118	$302	$127	$429	$689	160.7%
Severance	$—	$21	$4	$25	$(25)	(100.0)%

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

Interest income decreased $1.9 million, or 4.4%, to $42.5 million for the three months ended March 31, 2026 from $44.4 million for the three months ended March 31, 2025. This decrease was primarily a result of lower finance receivable balances. The loan portfolio decreased to $804.6 million as of March 31, 2026, from $858.2 million as of March 31, 2025.

Interest expense

Interest expense primarily includes interest expense on UACC's Warehouse Credit Facilities, interest expense incurred on securitization debt, and interest expense on financing of beneficial interests in securitizations.

Interest expense decreased $1.3 million or 9.7% to $12.1 million for the three months ended March 31, 2026 from $13.4 million for the three months ended March 31, 2025. The decrease was a result of lower interest expense incurred on the Warehouse Credit Facilities, which decreased $2.2 million to $3.4 million for the three months ended March 31, 2026 from $5.6 million for the three months ended March 31, 2025. The decrease was a result of a decrease in the weighted average interest rate to 5.27% for the three months ended March 31, 2026 from 5.95% for the three months ended March 31, 2025 as well as a lower average outstanding balance during in Q1 2026 as compared to Q1 2025 given the timing of the paydown of the warehouse credit facilities post completion of the securitization transaction, which occurred in the beginning of February 2026 as compared to the middle of March 2025. The decrease in interest expense was partially offset by higher interest expense incurred on securitization debt, which increased $0.9 million to $8.6 million for the three months ended March 31, 2026 from $7.7 million for the three months ended March 31, 2025, as a result of higher average interest rates on the securitization debt.

Realized and unrealized losses, net of recoveries

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, we made an accounting policy election to report discount income as a component of "Realized and unrealized losses, net of recoveries". We also made an accounting policy election to elect the fair value option for all finance receivables held for sale on a prospective basis. Realized and unrealized losses, net of recoveries, represents changes in the fair value of finance receivables for which the fair value option was selected, changes in the fair value of securitization debt, changes in the fair value of beneficial interests, as well as collection expenses related to servicing finance receivables. Prior to emergence from the Prepackaged Chapter 11 Case, realized and unrealized losses, net of recoveries also represented charge-offs of finance receivables held for sale and changes in the valuation allowance on the held for sale portfolio.

Realized and unrealized losses, net of recoveries, increased $4.5 million or 22.1% to $24.8 million for the three months ended March 31, 2026 from $20.3 million for the three months ended March 31, 2025, primarily driven by higher than expected defaults leading to an increase in realized and unrealized losses in the period.

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

Servicing income decreased $0.3 million or 21.2% to $1.1 million for the three months ended March 31, 2026 from $1.4 million for the three months ended March 31, 2025.

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

Warranties and GAP income decreased $1.2 million or 30.2% to $2.8 million for the three months ended March 31, 2026 from $4.0 million for the three months ended March 31, 2025, primarily as a result of higher GAP cancellation and claim losses and lower warranty and GAP premium volumes due to a decrease in contracts funded in the current year period.

Other Income

Other income decreased $0.3 million or 12.8% to $2.0 million for the three months ended March 31, 2026 from $2.3 million for the three months ended March 31, 2025.

Compensation and benefits

Compensation and benefits increased $0.6 million or 4.0% to $16.7 million for the three months ended March 31, 2026 from $16.1 million for the three months ended March 31, 2025. The increase was primarily a result of allocation of incremental data and technology departments' time to UACC as a result of a shift in focus of the business.

Professional fees

Professional fees increased $0.2 million or 3.8% to $3.4 million for the three months ended March 31, 2026 from $3.2 million for the three months ended March 31, 2025.

Software and IT costs

Software and IT costs increased $0.5 million or 20.9% to $3.0 million for the three months ended March 31, 2026 from $2.5 million for the three months ended March 31, 2025, primarily as a result of an increase in software subscription fees and web services.

Depreciation and amortization

Depreciation and amortization decreased $0.1 million or 4.7% to $1.2 million for the three months ended March 31, 2026 from $1.3 million for the three months ended March 31, 2025.

Interest expense on corporate debt

Interest expense on corporate debt increased $0.2 million or 34.7% to $0.8 million for the three months ended March 31, 2026 from $0.6 million for the three months ended March 31, 2025.

Impairment charges

Impairment charges decreased $3.5 million related to lease impairment charges incurred during the three months ended March 31, 2025.

Other expenses

Other expenses increased $0.1 million or 1.8% to $2.0 million for the three months ended March 31, 2026 from $1.9 million for the three months ended March 31, 2025.

Adjusted net loss

Adjusted net loss increased $8.3 million to $15.0 million for the three months ended March 31, 2026 from $6.7 million for the three months ended March 31, 2025, primarily due to lower net interest income after losses and recoveries, lower warranties and GAP income, net, higher compensation and benefit expense and higher software and IT costs, as discussed above.

CarStory

	Successor		Predecessor	Non-GAAP Combined	Non-GAAP	Non-GAAP
	Three months ended March 31,	Period from January 15 through March 31,	Period from January 1 through January 14,	Three months ended March 31,
	2026	2025	2025	2025	Change	% Change
	(in thousands)
Noninterest income:
CarStory revenue	$1,333	$2,392	$432	$2,824	$(1,491)	(52.8)%
Other income	34	62	13	75	(41)	(54.7)%
Total noninterest income	1,367	2,454	445	2,899	(1,532)	(52.8)%

Expenses:
Compensation and benefits	1,243	1,360	326	1,686	(443)	(26.3)%
Professional fees	52	—	13	13	39	300.0%
Software and IT costs	2	—	2	2	—	0.0%
Depreciation and amortization	105	96	240	336	(231)	(68.8)%
Other expenses	93	138	20	158	(65)	(41.1)%
Total expenses	1,495	1,594	601	2,195	(700)	(31.9)%

Provision for income taxes from continuing operations	26	16	5	21	5	23.8%

Adjusted net income (loss)	$(130)	$839	$(153)	$686	$(816)	(119.0)%

Stock compensation expense	$24	$(5)	$8	$3	$21	698.8%

CarStory revenue

CarStory generates advertiser, publisher and other user service revenue by offering its AI-powered analytics and digital retailing services to dealers, automotive financial services companies and others in the automotive industry.

CarStory revenue decreased $1.5 million or 52.8% to $1.3 million for the three months ended March 31, 2026 from $2.8 million for the three months ended March 31, 2025, primarily as a result of a change in the scope of service and data provided to our customers and the loss of a major customer.

Compensation and benefits

Compensation and benefits decreased $0.5 million or 26.3% to $1.2 million for the three months ended March 31, 2026 from $1.7 million for the three months ended March 31, 2025. The decrease was primarily a result of an increase in the allocation of CarStory resources to UACC.

Depreciation and amortization

Depreciation and amortization decreased $0.2 million or 68.8% to $0.1 million for the three months ended March 31, 2026 from $0.3 million for the three months ended March 31, 2025.

Adjusted net (loss) income

Adjusted net (loss) income changed $0.8 million or 119.0% to $0.1 million loss for the three months ended March 31, 2026 as compared to $0.7 million income for the three months ended March 31, 2025 primarily due to a decrease in revenue, partially offset by lower compensation and benefit expense, as discussed above.

Corporate

	Successor		Predecessor	Non-GAAP Combined	Non-GAAP	Non-GAAP
	Three months ended March 31,	Period from January 15 through March 31,	Period from January 1 through January 14,	Three months ended March 31,
	2026	2025	2025	2025	Change	% Change
	(in thousands)
Interest income (expense)	$—	$—	$(71)	$(71)	$71	100.0%

Realized and unrealized losses (gains), net of recoveries	(140)	(1,591)	(855)	(2,446)	2,306	94.3%
Net interest income after losses and recoveries	140	1,591	784	2,375	(2,235)	(94.1)%

Noninterest (loss) income:
Warranties and GAP income (loss), net	(79)	508	(83)	425	(504)	(118.6)%
Other income	—	184	34	218	(218)	(100.0)%
Total noninterest (loss) income	(79)	692	(49)	643	(722)	(112.3)%

Expenses:
Compensation and benefits	1,166	1,013	99	1,112	54	4.9%
Professional fees	1,104	2,278	112	2,390	(1,286)	(53.8)%
Software and IT costs	194	316	88	404	(210)	(52.0)%
Interest expense on corporate debt	451	—	91	91	360	395.6%
Impairment charges	—	677	—	677	(677)	(100.0)%
Other expenses	348	562	89	651	(303)	(46.5)%
Total expenses	3,263	4,846	479	5,325	(2,062)	(38.7)%

Provision for income taxes from continuing operations	166	95	—	95	71	74.7%

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

Warranties and GAP (loss) income, net

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

Warranties and GAP (loss) income, net, changed $0.5 million to a loss of $0.1 million for the three months ended March 31, 2026 from income of $0.4 million for the three months ended March 31, 2025, primarily as a result of a decrease in profit-sharing income as the legacy Vroom policies continue to runoff.

Compensation and benefits

Compensation and benefits expense increased $0.1 million or 4.9% to $1.2 million for the three months ended March 31, 2026 from $1.1 million for the three months ended March 31, 2025.

Professional fees

Professional fees decreased $1.3 million or 53.8% to $1.1 million for the three months ended March 31, 2026 from $2.4 million for the three months ended March 31, 2025, primarily as a result of consulting and legal fees incurred during the three months ended March 31, 2025 associated with fresh-start accounting and bankruptcy related items.

Software and IT costs

Software and IT costs decreased $0.2 million or 52.0% to $0.4 million for the three months ended March 31, 2026 from $0.4 million for the three months ended March 31, 2025.

Interest expense on corporate debt

Interest expense on corporate debt increased $0.4 million to $0.5 million for the three months ended March 31, 2026 from $0.1 million for the three months ended March 31, 2025.

Other expenses

Other expenses decreased $0.4 million or 46.5% to $0.3 million for the three months ended March 31, 2026 from $0.7 million for the three months ended March 31, 2025.

Liquidity and Capital Resources

On January 14, 2025, we emerged from the Prepackaged Chapter 11 Case. On the Effective Date, each holder of the 2026 Notes received a pro rata share of 92.94% of the Common Stock (subject to dilution) and all of the Company’s outstanding obligations under the 2026 Notes and the Indenture were deemed fully satisfied and discharged.

As of March 31, 2026, we had cash and cash equivalents of $14.5 million and restricted cash of $59.2 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $59.1 million. Additionally, we had excess borrowing capacity of $14.9 million under UACC's Warehouse Credit Facilities as of March 31, 2026 and $27.0 million available under our Delayed Draw Facility (as defined below). We have historically had negative cash flows and generated losses from operations and our primary source of liquidity has been cash generated through financing activities.

UACC relies on borrowings under the Warehouse Credit Facilities to finance the origination of finance receivables as well as to provide funding for general operating activities. The terms of those facilities generally mature within one to two years and we typically renew those facilities in the ordinary course. As of March 31, 2026, we had three Warehouse Credit Facilities, with an aggregate borrowing capacity of $600.0 million and outstanding borrowings of $159.5 million, expiring in June 2026, August 2026 and April 2027, respectively. We are in ongoing discussions with the warehouse lenders to extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all. Refer to Note 10 — Warehouse Credit Facilities and Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Failure to retain sufficient warehouse borrowing capacity would have a material adverse effect on our ability to finance UACC’s lending operations and our results of operations and liquidity.

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement with Mudrick Capital Management, L.P. (“Lender”), who as of January 14, 2025 was a 76.5% shareholder of the Company, for a $25.0 million delayed draw term loan facility (“Delayed Draw Facility”). On October 9, 2025 the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. The Delayed Draw Facility matures on December 31, 2026. As of March 31, 2026, we have drawn $8.0 million against the Delayed Draw Facility. Refer to Note 19 — Related Party Transactions to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On August 29, 2025, we issued $10.0 million aggregate principal amount of 2030 Notes to support our long-term business strategy. The 2030 Notes were issued pursuant to a Note Purchase Agreement with Annox Capital, LLC and Robert J. Mylod, Jr., the Managing Partner of Annox Capital, LLC and the Independent Executive Chair of the board of directors of the Company. Refer to Note 19 — Related Party Transactions to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

On November 25, 2025, Vroom, Inc. entered into a Note Purchase Agreement with Robert J. Mylod, Jr., the Independent Executive Chair of the board of directors of the Company. Pursuant to the Note Purchase Agreement, the Company issued Senior Secured Delayed Draw Notes due 2026 (the “Delayed Draw Notes”) in a maximum aggregate principal commitment amount of $10.5 million, which matures on November 25, 2026. As of March 31, 2026, the Company drew $10.5 million against the Delayed Draw Notes. Refer to Note 19 — Related Party Transactions to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Risk Retention Financing Facility

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance a portion of the asset-backed securities issued in its securitization transactions and held by UACC pursuant to applicable risk retention rules. Under this facility, UACC sells such retained interests and agrees to repurchase them at fair value on a future date. As of March 31, 2026, UACC pledged $27.6 million of its retained beneficial interests as collateral, and the outstanding borrowings related to this risk retention financing facility were $16.8 million with expected repurchase dates ranging from June 2027 to October 2031. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lenders, which will reduce the beneficial interests in securitizations and the related debt balance.

Warehouse Credit Facilities

UACC has three senior secured warehouse credit facility agreements the (“Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables.

During 2025 we renewed three of our previous four Warehouse Credit Facilities. The significant terms of the agreements remained unchanged except for certain reductions in advance rates and increases in minimum liquidity and tangible net worth requirements as well as a decrease of the aggregate borrowing limit under one of the facilities from $225.0 million to $200.0 million. On July 21, 2025, the remaining Warehouse Credit Facility, which had a borrowing capacity of $200 million, expired pursuant to its terms and was not extended or renewed. We believe that our borrowing capacity from our other Warehouse Credit Facilities is sufficient to support our current operational needs and therefore elected not to renew this commitment. The remaining Warehouse Credit Facilities expire in June 2026, August 2026 and April 2027, respectively. We are in ongoing discussions with the warehouse lenders to extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all.

The aggregate borrowing limit under the Warehouse Credit Facilities as of March 31, 2026 was $600.0 million. Our ability to utilize the Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, and specified leverage ratios. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to or cause us to be in default of the terms of the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants or events of default may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of March 31, 2026, outstanding borrowings related to the Warehouse Credit Facilities were $159.5 million and we were in compliance with all covenants under the terms of the Warehouse Credit Facilities. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Successor		Predecessor	Non-GAAP Combined
	Three months ended March 31,	Period from January 15 through March 31,	Period from January 1 through January 14,	Three months ended March 31,
	2026	2025	2025	2025
		(in thousands)
Net cash provided by (used in) operating activities from continuing operations	$18,275	$17,289	$(5,804)	$11,485
Net cash (used in) provided by investing activities from continuing operations	(29,049)	(48,334)	2,981	(45,353)
Net cash provided by (used in) financing activities from continuing operations	18,042	36,987	(13,898)	23,089
Net cash provided by (used in) operating activities from discontinued operations	133	(452)	(207)	(659)
Net cash provided by investing activities from discontinued operations	—	637	—	637
Net increase (decrease) in cash, cash equivalents and restricted cash	7,401	6,127	(16,928)	(10,801)
Cash and cash equivalents and restricted cash at beginning of period	66,298	61,441	78,369	78,369
Cash and cash equivalents and restricted cash at end of period	$73,699	$67,568	$61,441	$67,568

Operating Activities

Net cash flows provided by operating activities from continuing operations increased by $6.8 million, from $11.5 million for the three months ended March 31, 2025 to $18.3 million for the three months ended March 31, 2026. The increase was primarily due to a $14.3 million decrease in originations of finance receivables held for sale. As a result of emerging from the Prepackaged Chapter 11 Case and applying fresh start accounting, our finance receivables are originated and accounted for as held for investment at fair value and are classified as investing activities prospectively. The increase in net cash flows provided by operating activities was also due to a $1.3 million change in working capital, partially offset by a decrease in principal payments received on finance receivables held for sale of $6.5 million and a $2.4 million decrease in net (loss) income from continuing operations after reconciling adjustments.

Investing Activities

Net cash flows used in investing activities from continuing operations decreased $16.4 million, from $45.4 million for the three months ended March 31, 2025 to $29.0 million for the three months ended March 31, 2026. The decrease was primarily due to a $9.6 million increase in principal payments received on finance receivables at fair value as well as a $7.0 million decrease in originations of finance receivables held for investment.

Financing Activities

Net cash flows provided by financing activities from continuing operations decreased $5.1 million, from $23.1 million for the three months ended March 31, 2025 to $18.0 million for the three months ended March 31, 2026. The decrease was primarily related to a $97.7 million decrease in net cash flows from secured financing agreements and a $16.2 million decrease in net cash flows from financing of beneficial interests in securitizations. These decreases were partially offset by a $86.6 million increase in net cash flows from the borrowings under our Warehouse Credit Facilities and a $21.2 million increase related to the issuance of Vroom Automotive Preferred Units.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties including those disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our risk factors described in our Annual Report, other than as described below. If any of those risks or others not specified materialize, our business, financial condition and results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline and you could lose all or part of your investment in our common stock.

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

Our business may be impacted by the imposition of tariffs and other trade barriers, which make it more costly for automobile manufacturers and sellers to export and import vehicles and raw materials, and increase the price consumers in the U.S. pay for vehicles. In recent years, the U.S. government has renegotiated or terminated certain existing bilateral or multi-lateral trade agreements. In addition, the Presidential administration has implemented significant tariffs on imports to the United States from various countries, including those from the European Union, Japan, China, Canada and Mexico. While the U.S. has reached trade agreements with certain countries that reduced tariff rates on some automotive goods, tariffs on imports from other countries, including Canada and Mexico, remain elevated. Such significant tariffs and other restrictions have had, and may continue to have, a major impact on the United States automotive industry, which depends heavily on cross border trade. These tariffs have had a significant adverse effect, including financial, on the automotive industry. Further, any additional tariffs in the United States or retaliatory tariffs imposed by other governments could exacerbate the impact, as could the uncertainty regarding the magnitude or duration of these measures. Steps taken by governments to implement tariffs on raw materials (including steel), automobiles, parts, and other products and materials have disrupted existing supply chains and imposed additional costs on businesses in the automotive industry in the United States and globally. While negotiations regarding tariffs are ongoing and changing rapidly, the resulting environment of retaliatory trade or other practices of additional trade restrictions or barriers increase automobile prices in the U.S. and caused volatility, which has led to, and could continue to lead to, further decreased consumer demand for automobiles, and in turn, decreased demand for motor vehicle contracts financed through UACC, which would negatively impact our results of operations, cash flows, and financial condition. In addition, geopolitical conflicts and armed hostilities have further heightened macroeconomic uncertainty and could compound the adverse effects described above.

In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we do not have material operations in the Middle East, the ongoing conflict and any further escalation, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, which could reduce consumer demand for used vehicles and apply downward pressure on average vehicle values, particularly given the seasonal nature of our business. The conflict could also heighten inflationary pressures on our operating costs and the broader supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall macroeconomic conditions. Such disruptions could increase our borrowing costs under UACC’s variable-rate Warehouse Credit Facilities and other variable-rate obligations, including our junior subordinated debentures, reduce the availability or increase the cost of debt financing through UACC’s securitization program and warehouse facilities, and adversely impact consumer spending patterns in markets in which we operate. While the impacts of the conflict between the United States, Israel and Iran may have an adverse effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities during the period covered by this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.

Exchange and Subscription Agreement

On May 14, 2026, the Company entered into an Exchange and Subscription Agreement (the “Exchange Agreement”) with the investors party thereto and a collateral agent, pursuant to which the Company agreed to co-issue, as joint and several obligations, up to $50.0 million aggregate principal amount of Senior Secured Delayed Draw Convertible Notes due 2032 (the “Notes”). At the closing, certain investors will exchange $28.5 million aggregate principal amount of outstanding notes of the Company, together with accrued and unpaid interest thereon through the closing date, for Notes to be issued by the Company, leaving $21.5 million of remaining delayed draw commitments under the facility. The outstanding notes to be exchanged consist of $10.0 million of 5.000% Convertible Senior Notes due 2030, $10.5 million of Senior Secured Delayed Draw Notes due 2026 and $8.0 million of notes outstanding under the delayed draw term loan facility with Mudrick Capital Management, L.P. Upon delivery for cancellation at the closing, the outstanding notes will be cancelled and the liens securing such notes will be released, discharged and terminated.

The Notes bear interest at 5.0% per annum, payable quarterly, and mature on June 30, 2032. The Notes are secured by a first priority lien on substantially all assets of the Company, subject to permitted liens, and rank senior in right of payment to all unsecured indebtedness and junior lien indebtedness of each Issuer.

The Exchange Agreement and the Notes provide for a delayed draw facility under which Additional Notes may be issued from time to time up to the remaining commitment amount, subject to specified funding conditions. The Company, on behalf of the Company, or the investors may elect to fund under the facility, with subsequent draws funded pro rata by the holders and evidenced by separate Additional Notes. The proceeds of any Additional Notes issued after the closing are required to be used for working capital and other general corporate purposes of the Company.

The conversion price for each Note will equal 120% of the applicable reference price, determined at signing for Notes issued at the closing and at the applicable funding notice date for any Additional Notes. Subject to specified limitations, holders may convert their Notes on and after April 1, 2032, and the Notes may also become convertible in connection with certain specified corporate events. The Company may settle conversions in shares of common stock, cash or a combination thereof.

Upon a fundamental change, holders may require the Company to repurchase their Notes for the principal amount to be repurchased plus accrued and unpaid interest. The Notes also require mandatory ratable redemption in specified circumstances, including certain non-permitted asset sales, casualty or condemnation events, debt issuances and liens, subject to the exceptions and limitations set forth in the Notes.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider Trading Arrangements and Policies

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

2.2	Prepackaged Plan of Reorganization for Vroom, Inc. Under Chapter 11 of the Bankruptcy Code	8-K	001-39315	2.1	January 15, 2025

3.1	Restated Certificate of Incorporation of Vroom, Inc.	10-K	001-39315	3.2	March 11, 2025

3.2	Certificate of Change of Registered Agent and/or Registered Office.	10-K	001-39315	3.1	March 11, 2025

3.3	Amended and Restated Bylaws of Vroom, Inc.	8-K	001-39315	3.2	January 15, 2025
4.1	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

10.1#	Preferred Unit Purchase Agreement, dated as of January 16, 2026 by and among the Company, Vroom Automotive LLC and SPE Holdings 2026-1	8-K	001-39315	10.1	January 21, 2026

10.2#	Second Amended and Restated Limited Liability Company Agreement of Vroom Automotive LLC, dated as of January 16, 2026	8-K	001-39315	10.2	January 21, 2026

10.3#	Custodian Agreement by and between United Auto Credit Corporation, as custodian, and an indenture trustee, dated as of January 31, 2026	10-K	001-39315	10.53	March 26, 2026

10.4#	Indenture, dated as of January 31, 2026, by and between United Auto Credit Securitization Trust 2026-1 and the Indenture Trustee	10-K	001-39315	10.54	March 26, 2026

10.5#	Purchase Agreement by and between United Auto Credit Financing LLC, as purchaser and United Auto Credit Corporation as seller, dated as of January 31, 2026	10-K	001-39315	10.55	March 26, 2026

10.6#	Amended and Restated Trust Agreement by and among United Auto Financing LLC, as depositor, a certificate registrar and certificate paying agent, and an owner trustee, dated as of January 31, 2026	10-K	001-39315	10.56	March 26, 2026

10.7#	Sale and Servicing Agreement by and between United Auto Credit Corporation, as custodian and an indenture trustee, dated as of January 31, 2026	10-K	001-39315	10.57	March 26, 2026

10.8	Exchange and Subscription Agreement by and between Vroom, Inc. and the Investors, dated as of May 14, 2026					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

# Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: May 14, 2026	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: May 14, 2026	By:	/s/ Jonathan R. Sandison
Jonathan R. Sandison
Chief Financial Officer
(principal financial officer)