Form 10-Q
period 2026-06-30
Vroom, Inc.
filed 2026-08-04
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 3, 2026, 5,234,356 shares of the registrant's common stock were outstanding.

		Page

Part I - Financial Information		5
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (unaudited)	5
	Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)	6
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity for the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 (unaudited)	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	74
Item 4.	Controls and Procedures	74

Part II - Other information		75
Item 1.	Legal Proceedings	75
Item 1A.	Risk Factors	75
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3.	Defaults Upon Senior Securities	76
Item 4.	Mine Safety Disclosures	76
Item 5.	Other Information	76
Item 6.	Exhibits	77
	Signatures	80

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding the impact of macroeconomic and geopolitical factors including tariffs and other trade restrictions, inflation, interest rates, Federal Reserve monetary policy, vehicle depreciation, international conflicts, energy price and supply chain disruptions, our ability to continue as a going concern and the sufficiency of our existing cash, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, including our Value Maximization Plan (as defined herein) and the ongoing activities of and potential growth of our UACC and CarStory businesses, our Long-Term Strategic Plan (as defined herein), the amendment and renewal of the Warehouse Credit Facilities (as defined herein), availability and maturity of the Delayed Draw Facility, the Delayed Draw Notes and the 2030 Notes (each as defined herein, which were exchanged for the "2032 Notes" (as defined herein) pursuant to the Exchange and Subscription Agreement), the Vroom Automotive Preferred Units (as defined herein), including distributions, conversion rights and redemption, our plans to optimize our dealer network and grow our automotive financing business, including through our Near-Prime Program, our technology initiatives, including our automated underwriting decision engine, custom credit-scoring model, Fast Lane dealer portal and AI-powered servicing tools, regulatory matters, seasonal fluctuations in our results of operations, our ability to reduce operating expenses and achieve profitability at UACC, CarStory revenue expectations, and the timing of any of the foregoing are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including:

•
we emerged from the Prepackaged Chapter 11 Case, (as defined herein) on January 14, 2025, which previously consumed a substantial portion of time and attention of our management and could continue to subject us to risks and uncertainties;
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of June 30,	As of December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$16,359	$10,384
Restricted cash (including restricted cash of consolidated VIEs of $58.8 million and $55.8 million, respectively)	58,927	55,914
Finance receivables at fair value (including finance receivables of consolidated VIEs of $785.6 million and $777.0 million, respectively)	807,665	808,636
Interest receivable (including interest receivables of consolidated VIEs of $11.7 million and $12.4 million, respectively)	11,915	12,834
Property and equipment, net	7,708	6,744
Intangible assets, net	11,419	12,370
Operating lease right-of-use assets	5,252	5,792
Other assets (including other assets of consolidated VIEs of $10.0 million and $9.8 million, respectively)	22,100	24,665
Assets from discontinued operations	—	46
Total assets	$941,345	$937,385
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Warehouse credit facilities of consolidated VIEs	$240,766	$318,655
Related party line of credit (Note 19)	—	18,500
Long-term debt (including securitization debt of consolidated VIEs of $465.2 million and $393.2 million, respectively)	489,370	423,197
Related party note (Note 19)	40,000	10,000
Operating lease liabilities	8,486	9,142
Other liabilities (including other liabilities of consolidated VIEs of $16.0 million and $15.7 million, respectively)	41,543	41,149
Liabilities from discontinued operations	167	124
Total liabilities	820,332	820,767
Commitments and contingencies (Note 12)

Mezzanine equity:
Preferred units, no par value, 15,000 series A units and 7,500 series B units authorized and issued to noncontrolling interests of subsidiary (Note 13)	21,221	—

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 5,234,353 and 5,199,641 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in-capital	172,529	169,663
Accumulated deficit	(72,742)	(53,050)
Total stockholders’ equity	99,792	116,618
Total liabilities, mezzanine equity and stockholders’ equity	$941,345	$937,385

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,
	2026	2025
Interest income	$43,605	$45,748

Interest expense:
Warehouse credit facility	3,396	3,259
Securitization debt	8,586	9,883
Total interest expense	11,982	13,142
Net interest income	31,623	32,606

Realized and unrealized losses, net of recoveries	10,663	19,500
Net interest income after losses and recoveries	20,960	13,106

Noninterest income:
Servicing income	925	1,259
Warranties and GAP income, net	3,291	3,645
CarStory revenue	1,297	1,846
Other income	3,156	2,067
Total noninterest income	8,669	8,817

Expenses:
Compensation and benefits	18,751	21,091
Professional fees	1,984	2,013
Software and IT costs	3,244	3,420
Depreciation and amortization	1,482	742
Interest expense on corporate debt	1,063	698
Other expenses	2,574	2,832
Total expenses	29,098	30,796

Income (loss) from continuing operations before provision for income taxes	531	(8,873)
(Benefit) provision for income taxes from continuing operations	(24)	59
Net income (loss) from continuing operations	$555	$(8,932)
Net income from discontinued operations	$73	$413
Net income (loss)	$628	$(8,519)
Preferred stock dividends attributable to noncontrolling interests of subsidiary	$(691)	$—
Net loss attributable to controlling interest and common shareholders	$(63)	$(8,519)
Net loss per share attributable to common stockholders, continuing operations, basic and diluted	$(0.02)	$(1.73)
Net income per share attributable to common stockholders, discontinued operations, basic and diluted	$0.01	$0.08
Total net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(1.65)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	5,214,021	5,174,381

	Successor		Predecessor
	Six months ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,
	2026	2025	2025
Interest income	$86,081	$82,905	$7,183

Interest expense:
Warehouse credit facility	6,835	7,877	1,017
Securitization debt	17,206	16,431	1,178
Total interest expense	24,041	24,308	2,195
Net interest income	62,040	58,597	4,988

Realized and unrealized losses, net of recoveries	35,346	30,600	6,792
Net interest income (loss) after losses and recoveries	26,694	27,997	(1,804)

Noninterest income:
Servicing income	2,064	2,513	192
Warranties and GAP income, net	5,977	7,724	307
CarStory revenue	2,630	4,238	432
Other income	5,197	4,548	113
Total noninterest income	15,868	19,023	1,044

Expenses:
Compensation and benefits	37,897	37,158	2,823
Professional fees	6,504	7,360	297
Software and IT costs	6,405	5,822	457
Depreciation and amortization	2,822	1,317	1,057
Interest expense on corporate debt	2,275	1,178	176
Impairment charges	—	4,156	—
Other expenses	4,982	5,202	371
Total expenses	60,885	62,193	5,181

Loss from continuing operations before reorganization items and provision for income taxes	(18,323)	(15,173)	(5,941)
Reorganization items, net	—	—	51,036
(Loss) income from continuing operations before provision for income taxes	(18,323)	(15,173)	45,095
Provision for income taxes from continuing operations	168	209	5
Net (loss) income from continuing operations	$(18,491)	$(15,382)	$45,090
Net income (loss) from discontinued operations	61	512	(4)
Net (loss) income	$(18,430)	$(14,870)	$45,086
Preferred stock dividends attributable to noncontrolling interests of subsidiary	$(1,262)	$—	$—
Net (loss) income attributable to controlling interest and common shareholders	$(19,692)	$(14,870)	$45,086

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(in thousands, except share and per share amounts)

(unaudited)

	Successor		Predecessor
	Six months ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,
	2026	2025	2025
Net (loss) income per share attributable to common stockholders, basic:
Continuing operations	(3.79)	(2.98)	24.74
Discontinued operations	0.01	0.10	(0.00)
Basic	$(3.78)	$(2.88)	$24.74
Net (loss) income per share attributable to common stockholders, diluted:
Continuing operations	(3.79)	(2.98)	23.89
Discontinued operations	0.01	0.10	(0.00)
Diluted	$(3.78)	$(2.88)	$23.89
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	5,207,963	5,169,251	1,822,541
Diluted	5,207,963	5,169,251	1,887,370

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Mezzanine Equity		Common Stock		Additional		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Predecessor:
Balance at December 31, 2024 (Predecessor)	—	$—	1,822,532	$2	$2,094,889	$(2,125,836)	$(30,945)
Stock-based compensation	—	$—	—	$—	$144	$—	$144
Vesting of restricted stock units	—	—	26	—	—	—	—
Net income	—	—	—	—	—	45,086	45,086
Elimination of Predecessor equity balances	—	—	(1,822,558)	(2)	(2,095,033)	2,080,750	(14,285)
Issuance of successor equity	—	—	5,163,109	5	161,657	—	161,662
Issuance of stock warrants	—	—	—	—	2,825	—	2,825
Balance at January 14, 2025 (Predecessor)	—	$—	5,163,109	$5	$164,482	$—	$164,487

Successor:
Balance at January 15, 2025 (Successor)	—	$—	5,163,109	$5	$164,482	$—	$164,487
Stock-based compensation	—	—	—	—	491	—	491
Vesting of restricted stock units	—	—	19,914	—	—	—	—
Net loss	—	—	—	—	—	(6,351)	(6,351)
Balance at March 31, 2025 (Successor)	—	$—	5,183,023	$5	$164,973	$(6,351)	$158,627
Stock-based compensation	—	—	—	—	1,836	—	1,836
Vesting of restricted stock units	—	—	16,545	—	—	—	—
Net loss	—	—	—	—	—	(8,519)	(8,519)
Balance at June 30, 2025 (Successor)	—	$—	5,199,568	$5	$166,809	$(14,870)	$151,944

	Mezzanine Equity		Common Stock		Additional		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit
Balance at December 31, 2025 (Successor)	—	$—	5,199,641	$5	$169,663	$(53,050)	$116,618
Preferred units issued to noncontrolling interests of subsidiary, net of issuance costs	22,500	$21,221	—	$—	$—	$—	$—
Preferred stock dividends attributable to noncontrolling interests of subsidiary	—	—	—	—	—	(571)	(571)
Stock-based compensation	—	—	—	—	1,427	—	1,427
Vesting of restricted stock units	—	—	6,851	—	—	—	—
Net loss	—	—	—	—	—	(19,058)	(19,058)
Balance at March 31, 2026 (Successor)	22,500	$21,221	5,206,492	$5	$171,090	$(72,679)	$98,416
Preferred stock dividends attributable to noncontrolling interests of subsidiary	—	—	—	—	—	(691)	(691)
Stock-based compensation	—	—	—	—	1,435	—	1,435
Vesting of restricted stock units	—	—	27,417	—	—	—	—
Other	—	—	444	—	4		4
Net income (loss)	—	—	—	—	—	628	628
Balance at June 30, 2026 (Successor)	22,500	$21,221	5,234,353	$5	$172,529	$(72,742)	$99,792

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor		Predecessor
	Six months ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,
	2026	2025	2025
Operating activities
Net (loss) income from continuing operations	$(18,491)	$(15,382)	$45,090
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment charges	—	4,156	—
Depreciation and amortization	2,822	1,317	1,057
Losses on finance receivables and securitization debt, net	43,486	40,357	4,762
Losses on Warranties and GAP	3,474	3,709	407
Stock-based compensation expense	2,862	2,327	144
Amortization of unearned discounts on finance receivables at fair value	—	—	(416)
Non-cash reorganization items, net	—	—	(51,741)
Other, net	258	(1,044)	193
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables, held for sale	—	—	(14,337)
Principal payments received on finance receivables, held for sale	—	—	6,481
Other	—	—	169
Interest receivable	919	1,184	(164)
Other assets	1,159	(1,836)	5,178
Other liabilities	375	457	(2,627)
Net cash provided by (used in) operating activities from continuing operations	36,864	35,245	(5,804)
Net cash provided by (used in) operating activities from discontinued operations	150	(729)	(207)
Net cash provided by (used in) operating activities	37,014	34,516	(6,011)
Investing activities
Finance receivables, held for investment at fair value
Originations of finance receivables, held for investment at fair value	(225,065)	(223,059)	—
Principal payments received on finance receivables, held for investment at fair value	172,031	158,482	2,985
Principal payments received on beneficial interests	398	840	147
Purchase of property and equipment	(2,835)	(3,190)	(151)
Net cash (used in) provided by investing activities from continuing operations	(55,471)	(66,927)	2,981
Net cash provided by investing activities from discontinued operations	—	637	—
Net cash (used in) provided by investing activities	(55,471)	(66,290)	2,981
Financing activities
Proceeds from borrowings under secured financing agreements	225,000	307,780	—
Principal repayment under secured financing agreements	(145,555)	(120,548)	(16,676)
Proceeds from financing of beneficial interests in securitizations	—	16,223	—
Principal repayments of financing of beneficial interests in securitizations	(5,781)	(6,589)	(1,028)
Proceeds from warehouse credit facilities	182,400	182,300	11,900
Repayments of warehouse credit facilities	(260,289)	(340,196)	(8,094)
Proceeds from preferred units issued to noncontrolling interests of subsidiary, net of issuance costs	21,221	—	—
Cash paid for preferred stock dividends attributable to noncontrolling interests of subsidiary	(571)	—	—
Proceeds from issuance of related party note	11,500	—	—
Other financing activities	(480)	(1,474)	—
Net cash provided by (used in) financing activities	27,445	37,496	(13,898)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,988	5,722	(16,928)
Cash, cash equivalents and restricted cash at the beginning of period	66,298	61,441	78,369
Cash, cash equivalents and restricted cash at the end of period	$75,286	$67,163	$61,441

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$25,137	$22,067	$4,534
Cash paid for reorganization items, net	$—	$—	$1,705
Accrued and unpaid preferred stock dividends attributable to noncontrolling interests of subsidiary	$691	$—	$—
Exchange of outstanding debt for 2032 Notes	$28,500	$—	$—
Cash paid for income taxes, net of (refunds)	$(321)	$606	$—

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of June 30, 2026, and its results of operations for the periods presented. The results for the period from January 1, 2025 to January 14, 2025, and from January 15, 2025 to June 30, 2025, are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

The aggregate principal balance and the fair value of the finance receivables held for investment was $898.5 million and $807.7 million, respectively, as of June 30, 2026, and $909.9 million and $808.6 million, respectively, as of December 31, 2025.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Refer to Note 15 — Financial Instruments and Fair Value Measurements for further details.

Consolidated CFEs

The Company's securitization transactions are consolidated collateralized financing entities (CFEs) that are VIEs. Refer to Note 4 — Variable Interest Entities and Securitizations for further details. The Company recognized the following revenue and expenses associated with these CFEs in the condensed consolidated statements of operations (in thousands):

	Successor				Predecessor
	Three Months Ended June 30,		Six months ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,
	2026	2025	2026	2025	2025
Interest income	$30,585	$34,186	$60,808	$56,501	$3,314
Interest expense	(8,666)	(9,946)	(17,359)	(16,540)	(1,185)
Realized and unrealized losses, net of recoveries	(8,959)	(15,539)	(30,295)	(19,499)	(2,977)
Noninterest income (loss), net	1,291	1,859	(995)	(649)	6
Reorganization items, net	—	—	—	—	7,964

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

UACC’s customers, in this instance, are the third-party automotive dealers through which it purchases or acquires retail installment sale contracts for consumers. CarStory’s customers are dealers, automotive financial services companies and others in the automotive industry who purchase CarStory’s digital retailing services. For the periods presented, no customer represented 10% or more of the Company’s income and no customer represented more than 10% of the Company’s finance receivables as of June 30, 2026, and December 31, 2025.

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

As of June 30, 2026, the Company had cash and cash equivalents of $16.4 million and restricted cash of $58.9 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities (as defined below) of $58.8 million. Additionally, the Company had excess borrowing capacity

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

of $10.5 million under UACC's Warehouse Credit Facilities as of June 30, 2026, $10.0 million available under our 2032 Notes (as defined below), and $27.0 million available under our Delayed Draw Facility (as defined below). The Company has historically had negative cash flows and generated losses from operations and the Company’s primary source of liquidity has been cash generated through financing activities.

As of June 30, 2026, UACC has three warehouse credit facilities with an aggregate borrowing limit of $600.0 million and outstanding borrowings of $240.8 million. On June 30, 2026, the Company renewed Facility One, now expiring June 2027. The amendment modifies certain financial covenants by (i) increasing the maximum permitted leverage ratio, (ii) simplifying and reducing the minimum tangible net worth threshold, (iii) updating the performance trigger framework, and (iv) updating the dynamic advance rate mechanism, thereby increasing the maximum advance rate. The aggregate borrowing limit and other material terms remain unchanged. The Company is in ongoing discussions with the remaining warehouse lenders to extend the terms beyond the current expiration dates and expects facilities to be amended and renewed at sufficient borrowing capacity. The remaining Warehouse Credit Facilities have expiration dates in August 2026 and April 2027, respectively. As of June 30, 2026, the Company was in compliance with all covenants related to the Warehouse Credit Facilities. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs for further details.

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

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement for a delayed draw term loan facility (“Delayed Draw Facility”), which was amended in July 2026 and now matures on December 31, 2027, with Mudrick Capital Management, L.P. (“Lender”), who was a 76.5% shareholder of the Company, and as of January 14, 2025, became a related party. On October 9, 2025 the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. As of June 30, 2026, we have $27.0 million available under the Delayed Draw Facility. Refer to Note 19 — Related Party Transactions for further details.

On May 14, 2026, the Company entered into an Exchange and Subscription Agreement (the “Exchange Agreement”) pursuant to which the Company agreed to co-issue up to $50.0 million aggregate principal amount of Senior Secured Delayed Draw Convertible Notes due 2032 (the “2032 Notes”). At closing, certain investors exchanged $28.5 million aggregate principal amount of outstanding notes of the Company, together with accrued and unpaid interest thereon through the closing date, for the 2032 Notes. The outstanding notes exchanged consisted of $10.0 million of 5.000% Convertible Senior Notes due 2030, $10.5 million of Senior Secured Delayed Draw Notes due 2026 and $8.0 million of notes outstanding under the Delayed Draw Facility. On May 29, 2026 the Company drew an additional $11.5 million, leaving $10.0 million of remaining delayed draw commitments under the 2032 Notes. Refer to Note 19 — Related Party Transactions to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On May 15, 2026, the Company entered into an equity distribution agreement with Virtu Americas LLC to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $6.0 million, from time to time, through an “at-the-market” equity offering program (the "ATM offering"). As of June 30, 2026, the Company has up to $6.0 million remaining in aggregate gross proceeds that can be issued through the ATM offering. The Company has sold 444 shares for gross proceeds of approximately $5 thousand as of June 30, 2026 .

On January 16, 2026, Vroom Automotive, LLC issued to SPE Holdings 15,000 newly issued Series A preferred units and 7,500 newly issued Series B preferred units for aggregate gross proceeds of $22.5 million.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that it will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date.

The Company’s future capital requirements will depend on many factors, including the ability to realize the intended benefits of the Prepackaged Chapter 11 Case and Long-Term Strategic Plan, available advance rates on and the renewal of the Warehouse Credit Facilities, the ability to complete additional securitization transactions on terms favorable to the Company, and future credit losses. The Company anticipates that existing cash and cash equivalents, the 2032 Notes, the Delayed Draw Facility, and UACC's Warehouse Credit Facilities will be sufficient to support the Company’s ongoing operations and obligations, for at least the next twelve months from the date of issuance of the condensed consolidated financial statements.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A portion of the fees earned on third-party financing and value-added products are subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of June 30, 2026, and December 31, 2025, the Company’s reserve for chargebacks was $7.0 million and $7.3 million, respectively, which are included within “Other liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to warranties and GAP income in the period identified. As of June 30, 2026, and December 31, 2025, the Company recognized $10.6 million and $9.9 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, which are included within “Other assets."

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

On March 12, 2025, UACC completed the 2025-1 securitization transaction, in which it sold approximately $307.8 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $306.5 million. The trust is collateralized by finance receivables with an aggregate principal balance of $382.1 million as of March 12, 2025. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. The Company retained the residual interests, which required the Company to account for the 2025-1 securitization as secured borrowings and the assets and liabilities of the trust remain on balance sheet.

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

UACC has three senior secured warehouse credit facilities as of June 30, 2026. Through trusts, UACC entered into warehouse facility agreements with certain banking institutions, primarily to finance the purchase and origination of finance receivables as well as to provide funding for general operating activities. These trusts are secured by eligible finance receivables which are pledged as collateral for the warehouse facilities. These trusts are consolidated VIEs. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs for further details.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	As of June 30, 2026
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$48,408	$10,439	$58,847
Finance receivables at fair value	520,862	264,693	785,555
Interest receivable	8,093	3,566	11,659
Other assets	7,160	2,822	9,982
Total Assets	$584,523	$281,520	$866,043
Liabilities:
Securitization debt at fair value	$465,174	$—	$465,174
Warehouse credit facilities	—	240,766	240,766
Other liabilities	8,440	7,530	15,970
Total Liabilities	$473,614	$248,296	$721,910

	As of December 31, 2025
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$39,729	$16,106	$55,835
Finance receivables at fair value	441,084	335,916	777,000
Interest receivable	7,164	5,270	12,434
Other assets	5,991	3,842	9,833
Total Assets	$493,968	$361,134	$855,102
Liabilities:
Securitization debt at fair value	$393,244	$—	$393,244
Warehouse credit facilities	—	318,655	318,655
Other liabilities	5,773	9,917	15,690
Total Liabilities	$399,017	$328,572	$727,589

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the major income and expense line items from discontinued operations as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six months ended June 30,	Period from January 15 through June 30,
	2026	2025	2026	2025
Revenue:
Retail vehicle, net	$—	$—	$—	$—
Wholesale vehicle	—	—	—	—
Product, net	—	(10)	—	(21)
Total revenue	—	(10)	—	(21)
Cost of sales:
Retail vehicle	—	—	—	—
Wholesale vehicle	—	—	—	(6)
Total cost of sales	—	—	—	(6)
Total gross profit (loss)	—	(10)	—	(15)
Selling, general and administrative expenses	(73)	(423)	(61)	(657)
Gain (loss) on disposal of long lived assets	—	—	—	130
Depreciation and amortization	—	—	—	—
Income (loss) from operations	73	413	61	512
Interest expense	—	—	—	—
Interest loss	—	—	—	—
Income (loss) before provision for income taxes	73	413	61	512
Provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations	$73	$413	$61	$512

Net income (loss) from discontinued operations for the period from January 1, 2025, to January 14, 2025, was not material.

The following table summarizes the major classes of assets and liabilities from discontinued operations as reported in the condensed consolidated balance sheets (in thousands):

	As of June 30,	As of December 31,
	2026	2025
ASSETS
Property and equipment, net	$—	$—
Other assets	—	46
Assets from discontinued operations	$—	$46
LIABILITIES
Accounts payable	$—	$82
Accrued expenses	167	42
Liabilities from discontinued operations	$167	$124

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

Reorganization Value

In accordance with ASC Topic 852, with the application of fresh start accounting, the Company allocated the equity value to its individual assets and liabilities based on their estimated fair values in conformity with ASC Topic 820, Fair Value.

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

Predecessor
Period from January 1 through January 14,
2025
Net gain on settlement of debt	$141,419
Net loss on fresh start adjustments	(87,688)
Net loss on reorganization adjustment of other assets	(2,037)
Debt valuation adjustments	—
Professional fees	(658)
Total reorganization items, net	$51,036

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Equipment	$544	$539
Furniture and fixtures	81	82
Leasehold improvements	388	388
Internal-use software	9,844	7,043
Other	134	128
	10,991	8,180
Accumulated depreciation and amortization	(3,283)	(1,436)
Property and equipment, net	$7,708	$6,744

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company recorded property and equipment at fair value as of the Effective Date, as discussed in Note 6 — Fresh Start Accounting for further details.

Depreciation and amortization expense was $1.0 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, $1.9 million for the six months ended June 30, 2026, and $0.5 million for the period from January 15, 2025 to June 30, 2025. Depreciation and amortization expense for the period from January 1, 2025, to January 14, 2025, was not material.

8. Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$9,800	$(2,047)	$7,753	$9,800	$(1,347)	$8,453
Customer relationships	900	(165)	735	900	(108)	792
Trademarks and trade names	3,500	(569)	2,931	3,500	(375)	3,125
Total intangible assets	$14,200	$(2,781)	$11,419	$14,200	$(1,830)	$12,370

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Amortization expense for intangible assets was $0.5 million for the three months ended June 30, 2026 and 2025, respectively, $1.0 million for the six months ended June 30, 2026, $0.9 million for the period from January 15, 2025 to June 30, 2025, and $1.0 million for the period from January 1, 2025 to January 14, 2025.

The estimated amortization expense for intangible assets subsequent to June 30, 2026, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2026	$951
2027	1,901
2028	1,901
2029	1,901
Thereafter	4,765
$11,419

9. Other Liabilities

The Company’s other liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Warranty and GAP liabilities	$14,367	$14,834
Dealer related liabilities	3,801	3,423
Accrued compensation and benefits	7,557	5,402
Accrued professional services	1,914	3,127
Accrued software and IT costs	334	403
Interest payable	3,178	3,606
Insurance payable	638	447
Other	9,754	9,907
Total other liabilities	$41,543	$41,149

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Warehouse Credit Facilities of Consolidated VIEs

UACC has three senior secured warehouse facility agreements (the “Warehouse Credit Facilities”), through consolidated VIEs, with banking institutions as of June 30, 2026. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of June 30, 2026 and December 31, 2025, the Company had excess borrowing capacity of $10.5 million and $11.3 million on UACC's Warehouse Credit Facilities, respectively.

The terms of the Warehouse Credit Facilities include the following (in thousands):

	Facility One	Facility Two	Facility Three
Execution date	November 19, 2013	July 11, 2019	November 18, 2022
Commitment termination date	June 30, 2027	August 28, 2026	April 12, 2027
Aggregate borrowings limit	$200,000	$200,000	$200,000
As of June 30, 2026
Aggregate principal balance of finance receivables pledged as collateral	$61,776	$—	$225,858
Outstanding balance	$40,896	$—	$199,870
Restricted cash	$1,772	$—	$8,667
As of December 31, 2025
Aggregate principal balance of finance receivables pledged as collateral	$9,732	$147,269	$224,874
Outstanding balance	$7,739	$111,060	$199,856
Restricted cash	$557	$6,920	$8,629

As of June 30, 2026, and December 31, 2025, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 5.36% and 5.55%, respectively.

On June 30, 2026, the Company renewed Facility One, now expiring June 2027. The amendment modifies certain financial covenants by (i) increasing the maximum permitted leverage ratio, (ii) simplifying and reducing the minimum tangible net worth threshold, (iii) updating the performance trigger framework, and (iv) updating the dynamic advance rate mechanism, thereby increasing the maximum advance rate. The aggregate borrowing limit and other material terms remain unchanged.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of June 30, 2026, and December 31, 2025, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

11. Long Term Debt

Debt instruments, excluding warehouse credit facilities of consolidated VIEs, which are discussed in Note 10 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Securitization debt of consolidated VIEs at fair value	$465,174	$393,244
Financing of beneficial interest in securitizations	13,886	19,643
Junior subordinated debentures	10,310	10,310
Total debt	$489,370	$423,197

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

UACC retained the residual interests in all securitization transactions, excluding 2022-1 and 2022-2. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it is responsible for the administration and collection of the amounts owed under the contracts. In the first quarter of 2023, UACC waived its servicing fees related to the 2022-2 securitization and subsequently consolidated the 2022-2 trust. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $48.4 million and $39.7 million as of June 30, 2026, and December 31, 2025, respectively.

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

The securitization debt issued is included in "Long-term debt" on the condensed consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of June 30, 2026
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2022-2-D	January 10, 2028	$32,889	6.84%	$2,811	$2,814
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	28,440	12,560
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	5,758	5,776
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	23,747
United Auto Credit 2024-1-D	November 12, 2029	52,160	8.30%	43,829	44,245
United Auto Credit 2024-1-E	November 12, 2030	37,540	10.45%	37,540	38,422
United Auto Credit 2025-1-B	February 10, 2028	50,450	5.05%	33,080	33,097
United Auto Credit 2025-1-C	June 10, 2030	32,660	5.15%	32,660	32,647
United Auto Credit 2025-1-D	July 10, 2030	50,810	5.96%	50,810	51,034
United Auto Credit 2025-1-E	October 10, 2031	35,560	7.71%	35,560	32,907
United Auto Credit 2026-1-A	June 12, 2028	100,350	4.41%	64,473	64,460
United Auto Credit 2026-1-B	May 10, 2029	40,130	4.63%	40,130	39,877
United Auto Credit 2026-1-C	June 10, 2031	25,970	5.06%	25,970	25,767
United Auto Credit 2026-1-D	July 10, 2031	40,000	5.65%	40,000	39,496
United Auto Credit 2026-1-E	December 10, 2032	18,550	7.77%	18,550	18,325
Total rated notes at fair value		$609,418		$482,867	$465,174

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

The final scheduled payment date represents legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $116.5 million in 2026, $189.6 million in 2027, $127.3 million in 2028, $43.0 million in 2029, and $6.5 million in 2030.

The aggregate principal balance and the net carrying value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of June 30,		As of December 31,
	2026		2025
	Aggregate Principal Balance	Net Carrying Value (1)	Aggregate Principal Balance	Net Carrying Value (1)
United Auto Credit 2022-2	$17,629	$16,774	$28,924	$25,869
United Auto Credit 2023-1	33,489	26,174	51,291	44,224
United Auto Credit 2024-1	109,496	94,707	152,603	134,903
United Auto Credit 2025-1	189,142	170,520	257,485	236,088
United Auto Credit 2026-1	234,580	212,687	—	—
Total finance receivables of CFEs	$584,336	$520,862	$490,303	$441,084
(1) For the Successor period, net carrying value is equal to fair value.

Financing of Beneficial Interests in Securitizations

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance a portion of its asset-backed securities issued in its securitization transactions and held by UACC, pursuant to applicable Risk Retention Rules. Under this facility, UACC sells such retained interests and agrees to repurchase them on a future date. As of June 30, 2026, UACC pledged $18.5 million of its retained beneficial interests as collateral, and the outstanding borrowings related to this risk retention financing facility were $14.0 million, with expected repurchase dates ranging from January 2028 to October 2031. The securitization trusts will distribute payments related to UACC's pledged beneficial

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

interests in securitizations directly to the lender, which will reduce the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, UACC may be required to transfer cash or additional securities as pledged under this facility. At the termination of this agreement, UACC is obligated to return the amounts borrowed.

The outstanding balance of this facility, net of unamortized debt issuance costs, was $13.9 million and $19.6 million as of June 30, 2026 and December 31, 2025, respectively, and is included in "Long-term debt" on the condensed consolidated balance sheet. As of June 30, 2026 and December 31, 2025, the fair value of the collateral pledged under this facility was $14.0 million and $20.0 million, respectively.

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

As of June 30, 2026, and December 31, 2025, there was no preferred stock issued or outstanding. The Vroom Automotive Preferred Units described below are preferred equity interests of a subsidiary classified as mezzanine equity and are not preferred stock of Vroom, Inc.

Common Stock

Effective as of January 14, 2025, the Company amended its certificate of incorporation to authorize the issuance of up to 250,000,000 shares of Common Stock, $0.001 par value per share as well as effect an automatic conversion of the Common Stock at a ratio of 1-for-5.

At-the-market Offering

On May 15, 2026, the Company entered into an equity distribution agreement with Virtu Americas LLC to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $6.0 million, from time to time, through an ATM offering. As of June 30, 2026, the Company has up to $6.0 million remaining in aggregate gross proceeds that can be issued through the ATM offering. The Company has sold 444 shares for gross proceeds of approximately $5 thousand as of June 30, 2026.

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

As a result of the transaction, Vroom Inc. holds 63% ownership interest in Vroom Automotive and SPE Holdings holds 37% ownership interest in Vroom Automotive as of June 30, 2026.

The Vroom Automotive Preferred Units will be entitled to receive a quarterly preferential distribution, equal to the liquidation preference of such Vroom Automotive Preferred Units multiplied by a variable distribution rate, which will reset on each quarterly distribution date in an amount equal to the ninety (90) day average of the Secured Overnight Financing Rate (SOFR) plus a spread of 8.25% for Series A Preferred Units and 9% for Series B Preferred Units. Dividends paid on the Vroom Automotive Preferred Units are deducted from net income attributable to controlling interests to derive net income attributable to common shareholders. For the six months ended June 30, 2026 dividends of $1.3 million were declared and authorized.

The Series B Preferred Units are convertible into common units of Vroom Automotive at the option of the Counterparty at any time. The Series A Preferred Units are not convertible. The Vroom Automotive Preferred Units are redeemable at the holder’s option by providing written notice at least ninety days prior to the applicable redemption dates. The Series A Redemption Date is March 16, 2027, and each anniversary thereafter. The Series B Mandatory Redemption Date is January 16, 2031, and each anniversary thereafter. As of June 30, 2026, the carrying value for both Series A and B preferred units was $21.2 million, which is equal to the redemption value of $22.5 million less stock issuance costs of $1.3 million.

The holders of each unit of the Series B Preferred Units are entitled to one vote for each unit of common units into

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Pursuant to the Plan, the 2020 Plan was further amended on January 14, 2025, to increase the number of shares reserved for issuance under the 2020 Plan to account for the proposed post-emergence management incentive program, which accounts for 15% of the fully-diluted shares of Common Stock as of immediately following the Effective Date, inclusive of the Warrants, the management incentive program and the converted existing equity awards: 10% will be allocated for awards of restricted stock units and 5% will be allocated for awards of stock options. The amended and restated 2020 Plan authorizes the issuance of: (i) 1,166,880 shares of common stock, (ii) any shares which are subject to awards under the 2014 Plan or any other prior plans which are forfeited or lapse unexercised and are not issued under the prior plans; and (iii) an annual increase on the first day of each calendar year beginning on January 1, 2022, and ending on and including January 1, 2030, equal to the lesser of (A) 4% of the shares outstanding (on an as‑converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board of Directors or the Compensation Committee. As of June 30, 2026, there were 15,223 shares available for future issuance under the 2020 Plan.

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

Stock Options

The stock-based compensation expense related to stock options was $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, and $0.5 million for the six months ended June 30, 2026, and for the period from January 15, 2025 to June 30, 2025, respectively. Stock-based compensation expense for the period from January 1, 2025 to January 14, 2025 was not material. As of June 30, 2026, the Company had $2.2 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.5 years. As of December 31, 2025, the Company had $2.7 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.0 years.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

RSUs

The stock-based compensation expense related to RSUs was $1.2 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively, $2.4 million for the six months ended June 30, 2026, $1.9 million for the period from January 15, 2025 to June 30, 2025, and $0.1 million for the period from January 1, 2025 to January 14, 2025. As of June 30, 2026, the Company had $12.5 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.4 years. As of December 31, 2025, the Company had $13.2 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 3.0 years.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$4,386	$—	$—	$4,386
CFE assets:
Finance receivables at fair value	—	—	520,862	520,862
Finance receivables at fair value	—	—	286,803	286,803
Other assets (beneficial interests in securitizations)	—	594	—	594
Total financial assets	$4,386	$594	$807,665	$812,645
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	419,707	45,467	465,174
Total financial liabilities	$—	$419,707	$45,467	$465,174

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$2,534	$—	$—	$2,534
CFE assets:
Finance receivables at fair value	—	—	441,084	441,084
Finance receivables at fair value	—	—	367,552	367,552
Other assets (beneficial interests in securitizations)	—	946	—	946
Total financial assets	$2,534	$946	$808,636	$812,116
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	393,244	—	393,244
Total financial liabilities	$—	$393,244	$—	$393,244

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

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Successor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2026	$441,084	$367,552	$—
Transfer within Level 3 categories	246,496	(246,496)	—
Transfers into Level 3	—	—	48,624
Losses included in realized and unrealized losses	(39,425)	(6,781)	(3,157)
Losses included in Warranties and GAP	(2,031)	(1,443)	—
Issuances, net of discount	—	225,065	—
Paydowns	(124,265)	(47,766)	—
Other	(997)	(3,328)	—
Fair value as of June 30, 2026	$520,862	$286,803	$45,467

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Successor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 15, 2025	$387,444	$437,568	$14,934
Transfer within Level 3 categories	348,414	(348,414)	—
Losses included in realized and unrealized losses	(31,474)	(1,975)	(350)
Losses included in Warranties and GAP	(1,957)	(1,752)	—
Issuances, net of discount	—	223,063	—
Paydowns	(104,603)	(53,879)	—
Other	(923)	(2,471)	—
Fair value as of June 30, 2025	$596,901	$252,140	$14,584

Predecessor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2025	$214,420	$289,428	$16,922
Reclassification of finance receivables due to a change in Accounting Policy	180,883	139,052	—
Transfer within Level 3 categories	(439)	439	—
Losses included in realized and unrealized losses	(4,707)	(2,265)	(1,988)
Losses included in Warranties and GAP	(52)	(188)	—
Issuances, net of discount	—	14,337	—
Paydowns	(2,947)	(2,992)	—
Other	286	(243)	—
Fair value as of January 14, 2025	$387,444	$437,568	$14,934

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis. During the three and six months ended June 30, 2026, transfers into Level 3 liabilities related to not achieving consensus pricing from third-party broker dealers on the 2022-2 and 2025-1 E rated notes related to the securitization debt of consolidated CFEs.

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Realized and unrealized losses, net of recoveries" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Three Months Ended June 30,
	2026	2025
Finance receivables at fair value	$19,182	$23,155
Debt of securitized VIEs at fair value	(6,212)	(927)
Collection expenses	2,825	2,495
Recoveries	(5,056)	(5,233)
Other	(76)	10
Total net loss included in "Realized and unrealized losses, net of recoveries"	$10,663	$19,500

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor		Predecessor
	Six months ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,
	2026	2025	2025
Finance receivables at fair value	$47,522	$35,202	$6,451
Finance receivables held for sale, net	—	—	2,737
Debt of securitized VIEs at fair value	(7,523)	1,025	(2,267)
Collection expenses	5,799	5,133	492
Recoveries	(10,411)	(10,775)	(683)
Other	(41)	15	62
Total net loss included in "Realized and unrealized losses, net of recoveries"	$35,346	$30,600	$6,792

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of June 30, 2026	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$584,335	$314,212
Aggregate fair value of finance receivables that are reported at fair value	$520,862	$286,803
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$7,631	$2,781
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$6,793	$1,846

As of December 31, 2025	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$490,303	$419,632
Aggregate fair value of finance receivables that are reported at fair value	$441,084	$367,552
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$8,315	$5,824
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$7,460	$4,050

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of June 30, 2026	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$482,867
Aggregate fair value of rated notes of securitized VIEs	$465,174

As of December 31, 2025	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$403,414
Aggregate fair value of rated notes of securitized VIEs	$393,244

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

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the Company's condensed consolidated balance sheets, approximated their carrying value as of June 30, 2026 and December 31, 2025 and are classified within Level 3 of the fair value hierarchy.

Convertible Senior Notes: The fair value of the 2032 Notes, which are not carried at fair value on the Company's consolidated balance sheets, approximated their carrying value as of June 30, 2026. The fair value of the 2030 Notes, which are not carried at fair value on the Company's consolidated balance sheets, approximated their carrying value as of December 31, 2025. Convertible Seniors Notes are classified within Level 3 of the fair value hierarchy.

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

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Company’s CODM is the chief executive officer (“CEO”). During the period from January 15, 2025, to March 31, 2025, the CODM changed the profitability measure reviewed for the Company's segment from Adjusted EBITDA to Adjusted net income (loss). The CODM reviews Adjusted net income (loss) for each of the reportable segments. Adjusted net income (loss) is defined as net income (loss) from continuing operations less preferred stock dividends attributable to noncontrolling interests of subsidiary adjusted for stock compensation expense, severance expense, bankruptcy costs (which represent professional fees incurred related to the bankruptcy prior to filing of the petition and post-emergence), reorganization items, net (which relate to certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges), operating lease right-of-use assets impairment and long-lived asset impairment charges incurred by segment. All expense categories on the condensed consolidated statement of operations are significant and there are no other significant segment expenses that would require disclosure. There are no intra-entity sales and no significant expense categories regularly provided to the CODM beyond those disclosed in the consolidated statement of operations. The CODM manages the business using consolidated expense information, adjusted for items that are non-recurring or not core to the Company’s operating business as disclosed above, as well as regularly provided budgeted or forecasted expense information for each operating segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company does not report segment asset information. As of June 30, 2026 and December 31, 2025, long-lived assets were predominantly located in the United States.

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

Information about the Company’s reportable segments and corporate activities are as follows (in thousands):

	Successor
	Three Months Ended June 30,
	2026				2025
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$43,605	$—	$—	$43,605	$45,748	$—	$—	$45,748

Interest expense:
Warehouse credit facility	3,396	—	—	3,396	3,259	—	—	3,259
Securitization debt	8,586	—	—	8,586	9,883	—	—	9,883
Total interest expense	11,982	—	—	11,982	13,142	—	—	13,142
Net interest income	31,623	—	—	31,623	32,606	—	—	32,606

Realized and unrealized losses (gains), net of recoveries	10,757	—	(94)	10,663	20,922	—	(1,422)	19,500
Net interest income after losses and recoveries	20,866	—	94	20,960	11,684	—	1,422	13,106

Noninterest income:
Servicing income	925	—	—	925	1,259	—	—	1,259
Warranties and GAP income, net	3,203	—	88	3,291	3,673	—	(28)	3,645
CarStory revenue	—	1,297	—	1,297	—	1,846	—	1,846
Other income	3,119	37	—	3,156	1,978	35	54	2,067
Total noninterest income	7,247	1,334	88	8,669	6,910	1,881	26	8,817

Expenses:
Compensation and benefits	16,352	1,266	1,133	18,751	17,443	1,581	2,067	21,091
Professional fees	989	42	953	1,984	1,433	(67)	647	2,013
Software and IT costs	3,179	2	63	3,244	2,688	3	729	3,420
Depreciation and amortization	1,381	101	—	1,482	628	114	—	742
Interest expense on corporate debt	765	—	298	1,063	698	—	—	698
Other expenses	2,053	102	419	2,574	2,152	136	544	2,832
Total expenses	24,719	1,513	2,866	29,098	25,042	1,767	3,987	30,796

(Benefit) provision for income taxes from continuing operations	—	31	(55)	(24)	—	33	26	59

Preferred stock dividends attributable to noncontrolling interests of subsidiary	(691)	—	—	(691)	—	—	—	—

Adjusted net income (loss)	$3,993	$(156)			$(5,334)	$124

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor
	Six months ended June 30,				Period from January 15 through June 30,
	2026				2025
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$86,081	$—	$—	$86,081	$82,905	$—	$—	$82,905

Interest expense:
Warehouse credit facility	6,835	—	—	6,835	7,877	—	—	7,877
Securitization debt	17,206	—	—	17,206	16,431	—	—	16,431
Total interest expense	24,041	—	—	24,041	24,308	—	—	24,308
Net interest income	62,040	—	—	62,040	58,597	—	—	58,597

Realized and unrealized losses, net of recoveries	35,580	—	(233)	35,346	33,612	—	(3,012)	30,600
Net interest income after losses and recoveries	26,460	—	233	26,694	24,985	—	3,012	27,997

Noninterest income:
Servicing income	2,064	—	—	2,064	2,513	—	—	2,513
Warranties and GAP income (loss), net	5,968	—	9	5,977	7,244	—	480	7,724
CarStory revenue	—	2,630	—	2,630	—	4,238	—	4,238
Other income	5,126	71	—	5,197	4,213	97	238	4,548
Total noninterest (loss) income	13,158	2,701	9	15,868	13,970	4,335	718	19,023

Expenses:
Compensation and benefits	33,089	2,509	2,299	37,897	31,137	2,941	3,080	37,158
Professional fees	4,353	94	2,057	6,504	4,502	(67)	2,925	7,360
Software and IT costs	6,144	4	257	6,405	4,774	3	1,045	5,822
Depreciation and amortization	2,616	206	—	2,822	1,107	210	—	1,317
Interest expense on corporate debt	1,526	—	749	2,275	1,178	—	—	1,178
Impairment charges	—	—	—	—	3,479	—	677	4,156
Other expenses	4,020	195	767	4,982	3,822	274	1,106	5,202
Total expenses	51,748	3,008	6,129	60,885	49,999	3,361	8,833	62,193

Provision for income taxes from continuing operations	—	57	111	168	39	49	121	209

Preferred stock dividends attributable to noncontrolling interests of subsidiary	(1,262)	—	—	(1,262)	—	—	—	—

Adjusted net (loss) income	$(10,983)	$(286)			$(6,168)	$963

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Predecessor
	Period from January 1 through January 14,
	2025
	UACC	CarStory	Corporate	Total
Interest income (expense)	$7,254	$—	$(71)	$7,183

Interest expense:
Warehouse credit facility	1,017	—	—	1,017
Securitization debt	1,178	—	—	1,178
Total interest expense	2,195	—	—	2,195
Net interest income (loss)	5,059	—	(71)	4,988

Realized and unrealized losses, net of recoveries	7,647	—	(855)	6,792
Net interest income (loss) after losses and recoveries	(2,588)	—	784	(1,804)

Noninterest (loss) income:
Servicing income	192	—	—	192
Warranties and GAP income (loss), net	390	—	(83)	307
CarStory revenue	—	432	—	432
Other income	66	13	34	113
Total noninterest (loss) income	648	445	(49)	1,044

Expenses:
Compensation and benefits	2,398	326	99	2,823
Professional fees	172	13	112	297
Software and IT costs	367	2	88	457
Depreciation and amortization	817	240	—	1,057
Interest expense on corporate debt	85	—	91	176
Other expenses	262	20	89	371
Total expenses	4,101	601	479	5,181

Provision for income taxes from continuing operations	—	5	—	5

Preferred stock dividends attributable to noncontrolling interests of subsidiary	—	—	—	—

Adjusted net loss	$(5,910)	$(153)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The reconciliation between reportable segment Adjusted net (loss) income to consolidated loss from continuing operations as follows (in thousands):

	Successor				Predecessor
	Three Months Ended June 30,		Six months ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,
	2026	2025	2026	2025	2025
Adjusted net income (loss)
UACC	$3,993	$(5,334)	$(10,983)	$(6,168)	$(5,910)
CarStory	(156)	124	(286)	963	(153)
Total	$3,837	$(5,210)	$(11,269)	$(5,205)	$(6,063)

Stock compensation expense	(1,162)	(1,149)	(2,305)	(1,446)	(134)
Severance expense	(182)	(7)	(182)	(28)	(4)
Impairment charges	—	—	—	(3,479)	—
Corporate (loss) income from continuing operations	(2,629)	(2,566)	(5,997)	(5,224)	256
Reorganization items	—	—	—	—	51,036
Preferred stock dividends attributable to noncontrolling interests of subsidiary	691	—	1,262	—	—
Net income (loss) from continuing operations	$555	$(8,932)	$(18,491)	$(15,382)	$45,090

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

The Company’s effective tax rate from continuing operations was (4.52)% and (0.66)% for the three months ended June 30, 2026 and 2025, respectively, and (0.92)% and 0.73% for the six months ended June 30, 2026 and 2025, respectively.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2019 and prior. The Company is not currently under audit for any U.S. federal or state income tax audits.

The Company has not identified any uncertain tax positions as of June 30, 2026, or December 31, 2025. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

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

18. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025
Net income (loss) from continuing operations	$555	$(8,932)
Net income from discontinued operations	$73	$413
Net income (loss)	$628	$(8,519)
Preferred stock dividends attributable to noncontrolling interests of subsidiary	$(691)	$—
Net loss attributable to controlling interest and common shareholders	$(63)	$(8,519)
Net loss per share attributable to common stockholders, basic:
Net loss per share attributable to common stockholders, continuing operations, basic and diluted	(0.02)	(1.73)
Net income per share attributable to common stockholders, discontinued operations, basic and diluted	0.01	0.08
Total net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(1.65)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted:	5,214,021	5,174,381

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor		Predecessor
	Six months ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,
(in thousands, except share and per share amounts)	2026	2025	2025
Net (loss) income from continuing operations	$(18,491)	$(15,382)	$45,090
Net income (loss) from discontinued operations	$61	$512	$(4)
Net (loss) income	$(18,430)	$(14,870)	$45,086
Preferred stock dividends attributable to noncontrolling interests of subsidiary	$(1,262)	$—	$—
Net (loss) income attributable to controlling interest and common shareholders	$(19,692)	$(14,870)	$45,086
Net (loss) income per share attributable to common stockholders, basic:
Continuing operations	(3.79)	(2.98)	24.74
Discontinued operations	0.01	0.10	(0.00)
Basic	$(3.78)	$(2.88)	$24.74
Net (loss) income per share attributable to common stockholders, diluted:
Continuing operations	(3.79)	(2.98)	23.89
Discontinued operations	0.01	0.10	(0.00)
Diluted	$(3.78)	$(2.88)	$23.89
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	5,207,963	5,169,251	1,822,541
Diluted	5,207,963	5,169,251	1,887,370

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	Successor		Predecessor
	As of June 30,		As of January 14,
	2026	2025	2025
Convertible notes	2,860,079	—	—
Stock options	328,067	328,924	23,214
Restricted stock units	907,907	692,963	131,422
Total	4,096,053	1,021,887	154,636

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

19. Related Party Transactions

Related Party Convertible Notes due 2032

On May 14, 2026, the Company entered into the Exchange Agreement with the investors party thereto and a collateral agent, pursuant to which the Company agreed to co-issue, as joint and several obligations, up to $50.0 million aggregate principal amount of the 2032 Notes. At the closing, certain investors exchanged $28.5 million aggregate principal amount of outstanding notes of the Company, together with accrued and unpaid interest thereon through the closing date, for the 2032 Notes. The outstanding notes exchanged consisted of $10.0 million of the 2030 Notes, $10.5 million of the Delayed Draw Notes and $8.0 million of notes outstanding under the Delayed Draw Facility, as discussed further and defined below.

When the Company modifies or exchanges debt, it first evaluates whether such modification, exchange or extinguishments qualifies as a troubled debt restructuring. To qualify as a troubled debt restructuring in accordance with ASC 470-60, Debt — Troubled Debt Restructuring, the debtor must experience financial difficulties and the creditor must grant a concession to the debtor for economic or legal reasons related to the debtor's financial difficulties.

In accordance with ASC 470-60, when the total future cash payments under the new terms are less than the carrying amount of the payable at the date of restructuring, the difference between the carrying amount and the total future cash payments is recognized as a ‘Gain on Troubled Debt Restructuring’ in the Condensed Consolidated Financial Statements. This gain is recorded immediately in the period the restructuring occurs.

If the total future cash payments under the new terms exceed the carrying amount of the payable at the date of restructuring, no adjustment to the carrying amount of the payable is made. Instead, the company calculates a New Effective Interest Rate (EIR) based on the revised terms of the restructured payable. The debt is then amortized over the remaining life of the payable using the new EIR, with interest expense recognized based on this rate in future periods.

If a troubled debt restructuring is not determined to have occurred, the Company evaluates the modification in accordance with ASC 470-50, Debt — Modifications and Exchanges.

The Company performed an assessment on a lender-by-lender basis and has determined that the transaction met the criteria to be accounted for as troubled debt restructuring under ASC 470-60 for all lenders. The Company did not record a gain as the total future cash payments under the new terms exceeds the original carrying amount of the liability at the date of restructuring. The Company established a new effective interest rate based on the revised cash flows and the remaining net carrying value of the 2032 Notes. Transaction costs associated with the issuance of both the 2032 Notes and the exchanges notes were immaterial.

On May 29, 2026 the Company drew an additional $11.5 million, leaving $10.0 million of remaining delayed draw commitments under the facility.

The 2032 Notes bear interest at 5.0% per annum, payable quarterly, and mature on June 30, 2032. The 2032 Notes are secured by a first priority lien on substantially all assets of the Company, subject to permitted liens, and rank senior in right of payment to all unsecured indebtedness and junior lien indebtedness of each Issuer.

The Exchange Agreement and the 2032 Notes provide for a delayed draw facility under which additional notes may be issued from time to time up to the remaining commitment amount, subject to specified funding conditions. The Company, on behalf of itself, or the investors may elect to fund under the facility, with subsequent draws funded pro rata by the holders and evidenced by separate additional notes. The proceeds of any additional notes issued after the closing are required to be used for working capital and other general corporate purposes.

The conversion price for each 2032 Note will equal 120% of the applicable reference price, calculated as the lower of the stock closing price or the average closing price of common stock for five trading days immediately preceding

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the signing of the 2032 Notes issued and at the applicable funding notice date for any additional notes. Each $1,000 principal amount of the first draw of the 2032 Notes is convertible into 71.72 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $13.94 per share. Each $1,000 principal amount of the second draw of the 2032 Notes is convertible into 70.92 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $14.10 per share. Each draw is subject to adjustment upon the occurrence of specified events. The 2032 Notes are convertible at the option of the noteholders given the following:

•
On and after April 1, 2032, a noteholder may elect to convert at the market price conversion rate; defined as $1,000 divided by the last reported sales price, any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date; provided that such conversion shall occur only to the extent that such conversion and the issuance of shares of Common Stock upon such conversion would comply with applicable listing rules of the applicable stock exchange;
•
On and after April 1, 2032, the 2032 Notes will be automatically converted if for thirty consecutive trading days, (i) the last reported sale price is above $50 per share and (ii) the average daily trading volume per trading day is at least 100,000 shares and (iii) an effective registration statement is available with respect to the shares received upon conversion;
•
Upon the occurrence of specific corporate events such as a change in control or certain beneficial distributions to common stockholders; or
•
A noteholder may convert its 2032 Notes at any time from, and including, April 1, 2032 until the close of business on the second scheduled trading day immediately before the maturity date.

Upon a fundamental change, holders may require the Company to repurchase their Notes for the principal amount to be repurchased plus accrued and unpaid interest. The Notes also require mandatory ratable redemption in specified circumstances, including certain non-permitted asset sales, casualty or condemnation events, debt issuances and liens, subject to the exceptions and limitations set forth in the 2032 Notes.

The Company may settle conversions in shares of common stock, cash or a combination thereof at the Company's election.

The Company accounts for the 2032 Notes as a single liability-classified instrument measured at amortized cost. As of June 30, 2026, the net carrying value was $40.0 million.

The 2032 Notes were issued at par value and fees associated with the issuance of these 2032 Notes were immaterial. The interest expense was $0.2 million for the three and six months ended June 30, 2026, respectively. The effective interest rate of the 2032 Notes is 5.0%.

Related Party Line of Credit

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement for a $25.0 million Delayed Draw Facility with Mudrick Capital Management, L.P. (“Lender”), who was a 76.5% shareholder of the Company and as of January 14, 2025 became a related party. On October 9, 2025 the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. The Delayed Draw Facility allows for multiple drawdowns by each co-borrower, subject to satisfaction of usual and customary conditions precedent. The Delayed Draw Facility bears interest at a rate of Term SOFR +850 bps, payable quarterly in arrears, with a full payment-in-kind option. Interest is also payable upon any payment of principal. The co-borrowers’ obligations under the Delayed Draw Facility will be collateralized by asset backed residual certificates in certain UACC securitization trusts. The Delayed Draw Facility was amended in July 2026 and now matures on December 31, 2027; however, borrowings can be prepaid at any time, in whole or in part, without penalty or premium. Once amounts are repaid they may not be reborrowed. The Delayed Draw Facility includes certain usual and customary covenants with respect to the co-borrowers’ activities and the collateral. As discussed above, $8.0 million of outstanding borrowings under the Delayed Draw Facility were exchanged for the 2032 Notes. As of June 30, 2026, $27.0 million remains available under the Delayed Draw Facility.

On November 25, 2025, Vroom, Inc. entered into a Note Purchase Agreement with Robert J. Mylod, Jr., the

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Independent Executive Chair of the board of directors of the Company. Pursuant to the Note Purchase Agreement, the Company issued the Senior Secured Delayed Draw Notes due 2026 (the “Delayed Draw Notes”) in a maximum aggregate principal commitment amount of $10.5 million. The Delayed Draw Notes bore interest, payable quarterly in arrears, at a per annum rate equal to Term SOFR (three-month tenor) plus 7.50%, and contain customary covenants, events of default, and conditions for subsequent note issuance. The Delayed Draw Notes were secured by the assets of the Company under the security agreement issued by the Company. As discussed above, $10.5 million of outstanding borrowings under the Delayed Draw Notes were exchanged for the 2032 Notes.

Related Party Convertible Notes due 2030

On August 29, 2025, the Company issued $10.0 million aggregate principal amount of 5.00% unsecured Convertible Notes due 2030 (the "2030 Notes"). The 2030 Notes were issued pursuant to a Note Purchase Agreement with Annox Capital, LLC and Robert J. Mylod, Jr, the Managing Partner of Annox Capital, LLC and the Independent Executive Chair of the board of directors of the Company.

The 2030 Notes bore interest at a rate of 5.0% per annum, payable quarterly in arrears on January 1, April 1, July 1, and October 1 of each year, commencing on October 1, 2025. The 2030 Notes originally matured on October 1, 2030, unless earlier converted.

Each $1,000 principal amount of the 2030 Notes were initially convertible into 28.5714 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $35.00 per share, subject to adjustment upon the occurrence of specified events. The 2030 Notes were convertible at the option of the noteholders given the following:

•
A noteholder had the right to elect to convert at the market price conversion rate (as defined within the Note Purchase Agreement) any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date; provided that the aggregate conversion shares (as defined within the Note Purchase Agreement) issued under any 2030 Notes did not exceed 20% of the Company’s outstanding Common Stock as of the issuance date unless shareholder approval was obtained or is not required under the relevant exchange rules for issuance in excess of the 20% cap;
•
A noteholder had the right to convert its 2030 Notes at any time from, and including, July 1, 2030 until the close of business on the second scheduled trading day immediately before the maturity date;
•
The 2030 Notes would be automatically converted if for thirty consecutive trading days, (i) the last reported sale price is above $50 per share and (ii) the average daily trading volume per trading day was at least 25,000 shares and (iii) an effective registration statement was available with respect to the shares received upon conversion; or
•
Upon the occurrence of specific corporate events such as a change in control or certain beneficial distributions to common stockholders (as set forth in the Note Purchase Agreement).

The Company had the right to settle conversions by paying or delivering, as applicable, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election.

If the Company underwent a fundamental change (as defined in the Note Purchase Agreement), subject to certain conditions, holders of the 2030 Notes had the right to require the Company to repurchase for cash all or any portion of the 2030 Notes at a repurchase price equal to the principal amount of the 2030 Notes plus any accrued and unpaid interest. In addition, if specific corporate events occurred prior to the maturity date or if the Company issued a notice of redemption, the Company would increase the conversion rate by pre-defined amounts for a holder who elected to convert their 2030 Notes in connection with such a corporate event.

The Company accounted for the 2030 Notes as a single liability-classified instrument measured at amortized cost. As of December 31, 2025, the net carrying value was $10.0 million. As discussed above, 2030 Notes were exchanged for the 2032 Notes in May 2026. The 2030 Notes were issued at par value and fees associated with the issuance of these 2030 Notes were immaterial. The interest expense was $0.2 million for the six months ended June 30, 2026. The effective interest rate of the 2030 Notes is 5.0%.

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

Recent Events

Exchange Agreement

On May 14, 2026, the Company entered into an Exchange and Subscription Agreement (the “Exchange Agreement”) with the investors party thereto and a collateral agent, pursuant to which the Company agreed to co-issue, as joint and several obligations, up to $50.0 million aggregate principal amount of Senior Secured Delayed Draw Convertible Notes due 2032 (the “2032 Notes”). At the closing, certain investors exchanged $28.5 million aggregate principal amount of outstanding notes of the Company, together with accrued and unpaid interest thereon through the closing date, for the 2032 Notes. The outstanding notes to be exchanged consist of $10.0 million of 5.0% Convertible Senior Notes due 2030, $10.5 million of Senior Secured Delayed Draw Notes due 2026 and $8.0 million of notes outstanding under the delayed draw term loan facility with Mudrick Capital Management, L.P. On May 29, 2026 the Company drew an additional $11.5 million, leaving $10.0 million of remaining delayed draw commitments under the 2032 Notes.

The 2032 Notes bear interest at 5.0% per annum, payable quarterly, and mature on June 30, 2032. The 2032 Notes are secured by a first priority lien on substantially all assets of the Company, subject to permitted liens, and rank senior in right of payment to all unsecured indebtedness and junior lien indebtedness of each Issuer.

The Exchange Agreement and the 2032 Notes provide for a delayed draw facility under which Additional Notes may be issued from time to time up to the remaining commitment amount, subject to specified funding conditions. The Company, on behalf of itself, or the investors may elect to fund under the facility, with subsequent draws funded pro rata by the holders and evidenced by separate Additional Notes. The proceeds of any Additional Notes issued after the closing are required to be used for working capital and other general corporate purposes of the Company.

The conversion price for each 2032 Note will equal 120% of the applicable reference price, determined at signing for 2032 Notes issued at the closing and at the applicable funding notice date for any additional notes. Subject to specified limitations, holders may convert their 2032 Notes on and after April 1, 2032, and the 2032 Notes may also become convertible in connection with certain specified corporate events. The Company may settle conversions in shares of common stock, cash or a combination thereof.

Upon a fundamental change, holders may require the Company to repurchase their 2032 Notes for the principal amount to be repurchased plus accrued and unpaid interest. The 2032 Notes also require mandatory ratable redemption in specified circumstances, including certain non-permitted asset sales, casualty or condemnation events, debt issuances and liens, subject to the exceptions and limitations set forth in the 2032 Notes.

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

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting, and servicing capabilities. UACC services the retail installment sales contracts it originates or purchases and will continue to service the contracts it originated or purchased for customers of Vroom’s former ecommerce business. Because UACC focuses primarily on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. As of June 30, 2026, UACC serviced a portfolio of approximately 75,000 retail installment sales contracts with an aggregate principal outstanding balance of approximately $925.0 million.

CarStory

CarStory offers AI-powered analytics and digital services to dealers, automotive financial services companies and others in the automotive industry, which use CarStory’s solutions to enhance their customer experience and drive increased vehicle purchases.

Leveraging computer vision and AI, CarStory has curated a comprehensive used vehicle information database, including over 262 million vehicle identification numbers ("VINs"), 209 million window stickers, 4.3 billion vehicle photos and 422 million sales cycles, along with price and price elasticity models. CarStory receives data for over 4.2 million unique VINs listed for sale every day, resulting in CarStory having data for an estimated 80% of U.S. consumer vehicles. This data is aggregated with demand insights from millions of consumer sessions and data from CarStory’s proprietary VIN database to generate more accurate vehicle valuations.

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

Adjusted net income (loss)

We calculate Adjusted net income (loss) as net income (loss) from continuing operations less preferred stock dividends attributable to noncontrolling interests of subsidiary, adjusted for stock compensation expense, severance expense, bankruptcy costs (which represent professional fees incurred related to the bankruptcy prior to filing of the petition and post-emergence), reorganization items, net (which relate to certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges), operating lease right-of-use assets impairment and long-lived asset impairment charges.

The following table presents a reconciliation of Adjusted net income (loss) to net income (loss) from continuing operations, which is the most directly comparable U.S. GAAP measure (in thousands):

	Three Months Ended June 30,
	2026	2025
Net income (loss) from continuing operations	$555	$(8,932)
Preferred stock dividends attributable to noncontrolling interests of subsidiary	(691)	—
Adjusted to exclude the following:
Stock compensation expense	1,435	1,836
Severance expense	195	367
Adjusted net income (loss)	$1,494	$(6,729)

	Successor		Predecessor
	Six months ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,
	2026	2025	2025
		(in thousands)
Net (loss) income from continuing operations	$(18,491)	$(15,382)	$45,090
Preferred stock dividends attributable to noncontrolling interests of subsidiary	(1,262)	—	—
Adjusted to exclude the following:
Stock compensation expense	2,862	2,327	144
Severance expense	195	388	4
Bankruptcy costs (prepetition filing and post-emergence)	—	913	—
Reorganization items, net	—	—	(51,036)
Impairment charges	—	4,156	—
Adjusted net loss	$(16,696)	$(7,598)	$(5,798)

Non-GAAP Combined Six Months Ended June 30, 2025

Our financial results for the periods from January 1, 2025 through January 14, 2025 are referred to as those of the “Predecessor” period. Our financial results for the periods from January 15, 2025 through June 30, 2025 are referred to as those of the “Successor” periods. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP. Although U.S. GAAP requires that we report our results for the period from January 1, 2025 through January 14, 2025 and the period from January 15, 2025 through June 30, 2025 separately, management views our operating results for the six months ended June 30, 2025 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to other periods. We believe we cannot adequately benchmark the operating results of the period from January 15, 2025 through June 30, 2025 against any of the previous periods reported in our Condensed Consolidated Financial Statements without combining it with the period from January 1, 2025 through January 14, 2025, and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics for the Successor period when combined with the Predecessor period provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, the tables and discussion below also present the combined results for the six months ended June 30, 2025. The combined results for the six months ended June 30, 2025 represent the sum of the reported amounts for the Predecessor period from January 1, 2025 through January 14, 2025 and the Successor period from January 15, 2025 through June 30, 2025. These combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our emergence from the Prepackaged Chapter 11 Case and are not necessarily indicative of future results. Accordingly, the results for the combined six months ended June 30, 2025 (prepared on a Non-GAAP basis) and six months ended June 30, 2026 (prepared on a GAAP basis) may not be comparable, particularly for statement of operations line items significantly impacted by the Reorganization transactions and the impact of fresh start accounting.

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

Ability to manage credit losses

While credit losses are inherent in the automotive finance receivables business, several variables have negatively affected UACC’s recent loss and delinquency rates, including higher interest rates since COVID, the current inflationary environment and vehicle depreciation, which has negatively impacted the fair value of our finance receivables and the losses recognized. While we are beginning to see some improvements in our more recently issued finance receivable vintages and we expect long term improvements in our overall finance receivable portfolio, we expect some downward trends to continue to negatively impact our business in 2026. UACC primarily operates in the non-prime sector of the market which tends to have more volatility. In 2020 and 2021, COVID related stimulus and used vehicle appreciation resulted in significantly lower delinquencies and subsequent losses. In late 2022 and 2023, delinquencies and loss rates rose as a result of the aforementioned factors and, in response, we implemented changes to tighten our credit program. We initially saw some improvements with the 2023 and 2024 vintages as a result of these changes. Subsequently, macroeconomic factors negatively impacted these vintages. This unfavorable loan performance continued on 2025 originations, resulting in us making further refinements to our credit program in order to improve performance. We also intend to leverage CarStory data to improve VIN-level valuations to support underwriting decisions and servicing operations. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased and any future decreases on available advance rates may have an adverse impact on our liquidity.

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

As of June 30, 2026, we have three Warehouse Credit Facilities, with an aggregate borrowing capacity of $600 million. On June 30, 2026, we renewed Facility One, now expiring June 2027. The amendment modifies certain financial covenants by (i) increasing the maximum permitted leverage ratio, (ii) simplifying and reducing the minimum tangible net worth threshold, (iii) updating the performance trigger framework, and (iv) updating the dynamic advance rate mechanism, thereby increasing the maximum advance rate. The aggregate borrowing limit and other material terms remain unchanged. We are in ongoing discussions with the remaining warehouse lenders to extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all. The remaining Warehouse Credit Facilities have expiration dates in August 2026 and April 2027, respectively.

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

Macroeconomic Factors

The United States and global economies have recently and are continuing to experience a sustained inflationary environment. The Federal Reserve’s efforts to tame inflation have led to increased interest rates, which affect automotive finance rates and our borrowing rates, thereby reducing discretionary spending and impacting consumer sentiment and making vehicle financing more costly and less accessible or desirable to many consumers. While interest rates were cut slightly in 2025, based on the July 2026 meeting, the Federal Reserve officials voted to keep interest rates steady. We are not able to predict if, when, and to what degree rates may change and the impact it may have on the economy and our business.

In addition, the current U.S. Presidential administration has implemented significant tariffs on imports to the United States, including tariffs on automobiles, auto parts, steel, and aluminum. Although a February 2026 Supreme Court ruling struck down certain tariffs imposed under the International Emergency Economic Powers Act, the administration has moved to reimpose and maintain tariffs under alternative legal authorities. While the U.S. has reached trade agreements with certain countries that reduced tariff rates on some automotive goods, tariffs on imports from other countries, including Canada and Mexico, remain elevated. Many countries have imposed retaliatory tariffs as well as other trade restrictions and retaliatory measures. Such significant tariffs, restrictions or other retaliatory measures have had, and could continue to have a major impact on the United States automotive industry, which depends heavily on cross border trade. Should additional tariffs be implemented and sustained by the United States and other countries for an extended period of time, they would have a significant adverse effect, including financial, on the automotive industry. Further, any additional restrictions by the United States or other governments would exacerbate the impact, as could the uncertainty regarding the magnitude or duration of these measures. Additionally, fragility in the supply chain exacerbated by tariffs and other industry concerns, such as restrictions related to rare earth minerals, increases the risk of production disruptions in the automotive industry. Steps taken by governments to implement tariffs or other restrictions on raw materials (including steel, aluminum and rare earth minerals), automobiles, parts, and other products and materials have disrupted existing supply chains and imposed additional costs on businesses in the automotive industry in the United States and globally. While negotiations regarding tariffs and other restrictions are ongoing and changing rapidly, the resulting environment of tariffs and other trade restrictions or barriers has increased automobile prices in the U.S. and caused volatility, this could lead to negative consumer sentiment and in turn, decreased consumer demand for automobiles, and in turn, decreased demand for motor vehicle contracts financed through UACC, which has negatively impacted and could continue to negatively impact our results of operations, cash flows, and financial condition.

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

The following table presents our consolidated results of operations for the periods indicated:

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands)
Interest income	$43,605	$45,748	$(2,143)	(4.7)%

Interest expense:
Warehouse credit facility	3,396	3,259	137	4.2%
Securitization debt	8,586	9,883	(1,297)	(13.1)%
Total interest expense	11,982	13,142	(1,160)	(8.8)%
Net interest income	31,623	32,606	(983)	(3.0)%

Realized and unrealized losses, net of recoveries	10,663	19,500	(8,837)	(45.3)%
Net interest income after losses and recoveries	20,960	13,106	7,854	59.9%

Noninterest income:
Servicing income	925	1,259	(334)	(26.5)%
Warranties and GAP income, net	3,291	3,645	(354)	(9.7)%
CarStory revenue	1,297	1,846	(549)	(29.7)%
Other income	3,156	2,067	1,089	52.7%
Total noninterest income	8,669	8,817	(148)	(1.7)%

Expenses:
Compensation and benefits	18,751	21,091	(2,340)	(11.1)%
Professional fees	1,984	2,013	(29)	(1.4)%
Software and IT costs	3,244	3,420	(176)	(5.1)%
Depreciation and amortization	1,482	742	740	99.7%
Interest expense on corporate debt	1,063	698	365	52.3%
Other expenses	2,574	2,832	(258)	(9.1)%
Total expenses	29,098	30,796	(1,698)	(5.5)%

Income (loss) from continuing operations before provision for income taxes	531	(8,873)	9,404	106.0%
(Benefit) provision for income taxes from continuing operations	(24)	59	(83)	(140.7)%
Net income (loss) from continuing operations	$555	$(8,932)	$9,487	106.2%
Net income from discontinued operations	$73	$413	$(340)	(82.3)%
Net income (loss)	$628	$(8,519)	$9,147	107.4%
Preferred stock dividends attributable to noncontrolling interests of subsidiary	$(691)	$—	$(691)	100.0%
Net loss attributable to controlling interest and common shareholders	$(63)	$(8,519)	$8,456	99.3%

	Successor		Predecessor	Non-GAAP Combined	Non-GAAP	Non-GAAP
	Six months ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,	Six months ended June 30,
	2026	2025	2025	2025	$ Change	% Change
	(in thousands)
Interest income	$86,081	$82,905	$7,183	$90,088	$(4,007)	(4.4)%

Interest expense:
Warehouse credit facility	6,835	7,877	1,017	8,894	(2,059)	(23.2)%
Securitization debt	17,206	16,431	1,178	17,609	(403)	(2.3)%
Total interest expense	24,041	24,308	2,195	26,503	(2,462)	(9.3)%
Net interest income	62,040	58,597	4,988	63,585	(1,545)	(2.4)%

Realized and unrealized losses, net of recoveries	35,346	30,600	6,792	37,392	(2,046)	(5.5)%
Net interest income (loss) after losses and recoveries	26,694	27,997	(1,804)	26,193	501	1.9%

Noninterest income:
Servicing income	2,064	2,513	192	2,705	(641)	(23.7)%
Warranties and GAP income, net	5,977	7,724	307	8,031	(2,054)	(25.6)%
CarStory revenue	2,630	4,238	432	4,670	(2,040)	(43.7)%
Other income	5,197	4,548	113	4,661	536	11.5%
Total noninterest income	15,868	19,023	1,044	20,067	(4,199)	(20.9)%

Expenses:
Compensation and benefits	37,897	37,158	2,823	39,981	(2,084)	(5.2)%
Professional fees	6,504	7,360	297	7,657	(1,153)	(15.1)%
Software and IT costs	6,405	5,822	457	6,279	126	2.0%
Depreciation and amortization	2,822	1,317	1,057	2,374	448	18.9%
Interest expense on corporate debt	2,275	1,178	176	1,354	921	68.0%
Impairment charges	—	4,156	—	4,156	(4,156)	(100.0)%
Other expenses	4,982	5,202	371	5,573	(591)	(10.6)%
Total expenses	60,885	62,193	5,181	67,374	(6,489)	(9.6)%

Income (loss) from continuing operations before provision for income taxes	(18,323)	(15,173)	(5,941)	(21,114)	2,791	13.2%
Reorganization items, net	—	—	51,036	51,036	(51,036)	(100.0)%
(Loss) income from continuing operations before provision for income taxes	(18,323)	(15,173)	45,095	29,922	(48,245)	(161.2)%
Provision for income taxes from continuing operations	168	209	5	214	(46)	(21.5)%
Net (loss) income from continuing operations	$(18,491)	$(15,382)	$45,090	$29,708	$(48,199)	(162.2)%
Net income (loss) from discontinued operations	$61	$512	$(4)	$508	$(447)	(88.0)%
Net (loss) income	$(18,430)	$(14,870)	$45,086	$30,216	$(48,646)	(161.0)%
Preferred stock dividends attributable to noncontrolling interests of subsidiary	$(1,262)	$—	$—	$—	$(1,262)	100.0%
Net (loss) income attributable to controlling interest and common shareholders	$(19,692)	$(14,870)	$45,086	$30,216	$(49,908)	(165.2)%

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

Non-GAAP Combined Six Months Ended June 30, 2025

The Successor Period and the Predecessor Periods are distinct reporting periods as a result of our emergence from the Prepackaged Chapter 11 Case on January 14, 2025. References in these results of operations to the change and the percentage change combine the period from January 1, 2025, to January 14, 2025 (Predecessor) with the period from January 15, 2025 to June 30, 2025 (Successor) Period, which we refer to as the six months ended June 30, 2025, in order to provide some comparability of such information to the six months ended June 30, 2026. See "Non-GAAP Financial Measures" above.

Three Months Ended June 30, 2026 and 2025

UACC

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands)
Interest income	$43,605	$45,748	$(2,143)	(4.7)%

Interest expense:
Warehouse credit facility	3,396	3,259	137	4.2%
Securitization debt	8,586	9,883	(1,297)	(13.1)%
Total interest expense	11,982	13,142	(1,160)	(8.8)%
Net interest income	31,623	32,606	(983)	(3.0)%

Realized and unrealized losses, net of recoveries	10,757	20,922	(10,165)	(48.6)%
Net interest income after losses and recoveries	20,866	11,684	9,182	78.6%

Noninterest income:
Servicing income	925	1,259	(334)	(26.5)%
Warranties and GAP income, net	3,203	3,673	(470)	(12.8)%
Other income	3,119	1,978	1,141	57.7%
Total noninterest income	7,247	6,910	337	4.9%

Expenses:
Compensation and benefits	16,352	17,443	(1,091)	(6.3)%
Professional fees	989	1,433	(444)	(31.0)%
Software and IT costs	3,179	2,688	491	18.3%
Depreciation and amortization	1,381	628	753	119.9%
Interest expense on corporate debt	765	698	67	9.6%
Other expenses	2,053	2,152	(99)	(4.6)%
Total expenses	24,719	25,042	(323)	(1.3)%

Preferred stock dividends attributable to noncontrolling interests of subsidiary	(691)	—	(691)	100.0%

Adjusted net income (loss)	$3,993	$(5,334)	$9,327	174.9%

Stock compensation expense	$1,139	$1,106	$33	3.0%
Severance	$151	$7	$144	2,057.1%

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

Interest income decreased $2.1 million, or 4.7%, to $43.6 million for the three months ended June 30, 2026, from $45.7 million for the three months ended June 30, 2025. This decrease was primarily a result of a decrease in the loan portfolio balance, which decreased to $807.7 million as of June 30, 2026, from $849.0 million as of June 30, 2025.

Interest expense

Interest expense primarily includes interest expense on UACC's Warehouse Credit Facilities, interest expense incurred on securitization debt, and interest expense on financing of beneficial interests in securitizations.

Interest expense decreased $1.1 million, or 8.8%, to $12.0 million for the three months ended June 30, 2026 from $13.1 million for the three months ended June 30, 2025, primarily as a result of lower interest expense incurred on the securitization debt attributable to a lower outstanding principal balance of $482.9 million as of June 30, 2026, as compared to $536.9 million as of June 30, 2025.

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

Realized and unrealized losses, net of recoveries, decreased by $10.1 million or 48.6% to $10.8 million for the three months ended June 30, 2026, from $20.9 million for the three months ended June 30, 2025. The majority of this improvement was driven by lower loss assumptions on finance receivables originated since September 2025, reflecting improved credit performance in vintages underwritten using our redeveloped custom credit-scoring model relative to our prior assumptions, with the remainder attributable to other portfolio and market factors.

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

Servicing income decreased by $0.4 million or 26.5% to $0.9 million for the three months ended June 30, 2026 from $1.3 million for the three months ended June 30, 2025, primarily driven by a lower balance of the 2022-1 securitization, which is accounted for as an off-balance sheet securitization.

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

Warranties and GAP income, net decreased by $0.5 million or 12.8% to $3.2 million for the three months ended June 30, 2026, as compared to $3.7 million for the three months ended June 30, 2025, primarily as a result of higher GAP cancellation and claim losses and lower warranty premium income, partially offset by higher warranty profit-share in the current period.

Other Income

Other income increased $1.1 million or 57.7% to $3.1 million for the three months ended June 30, 2026, from $2.0 million for the three months ended June 30, 2025, primarily as a result of a sales tax refund received related to customers who defaulted on their loans.

Compensation and benefits

Compensation and benefits decreased $1.0 million or 6.3% to $16.4 million for the three months ended June 30, 2026, from $17.4 million for the three months ended June 30, 2025. The decrease was primarily a result of lower salary and benefit expense as a result of reduced headcount.

Professional fees

Professional fees decreased by $0.4 million or 31.0% to $1.0 million for the three months ended June 30, 2026, from $1.4 million for the three months ended June 30, 2025, primarily related to a decrease in audit and support maintenance services.

Software and IT costs

Software and IT costs increased $0.5 million or 18.3% to $3.2 million for the three months ended June 30, 2026, from $2.7 million for the three months ended June 30, 2025, primarily as a result of an increase in software subscription fees and web services.

Depreciation and amortization

Depreciation and amortization increased $0.8 million to $1.4 million for the three months ended June 30, 2026 from $0.6 million for the three months ended June 30, 2025, primarily as a result of an increase in property and equipment, net to $7.6 million as of June 30, 2026 from $3.8 million as of June 30, 2025.

Adjusted net income (loss)

Adjusted net income (loss) improved $9.3 million or 174.9% to adjusted net income of $4.0 million for the three months ended June 30, 2026, from adjusted net loss of $(5.3) million for the three months ended June 30, 2025, primarily as a result of a decrease in realized and unrealized losses, net of recoveries as discussed above.

CarStory

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands)
Noninterest income:
CarStory revenue	$1,297	$1,846	$(549)	(29.7)%
Other income	37	35	2	5.7%
Total noninterest income	1,334	1,881	(547)	(29.1)%

Expenses:
Compensation and benefits	1,266	1,581	(315)	(19.9)%
Professional fees	42	(67)	109	162.7%
Software and IT costs	2	3	(1)	(33.3)%
Depreciation and amortization	101	114	(13)	(11.4)%
Other expenses	102	136	(34)	(25.0)%
Total expenses	1,513	1,767	(254)	(14.4)%

Provision for income taxes from continuing operations	31	33	(2)	(6.1)%

Adjusted net (loss) income	$(156)	$124	$(280)	(225.8)%

Stock compensation expense	$23	$43	$(20)	(45.9)%
Severance	$31	$—	$31	100.0%

CarStory revenue

CarStory generates advertiser, publisher and other user service revenue by offering its AI-powered analytics and digital retailing services to dealers, automotive financial services companies and others in the automotive industry.

CarStory revenue decreased $0.5 million or 29.7% to $1.3 million for the three months ended June 30, 2026, from $1.8 million for the three months ended June 30, 2025, primarily as a result of the loss of a major customer during the three months ended June 30, 2025.

Adjusted net (loss) income

Adjusted net (loss) income changed $0.3 million to $(0.2) million adjusted net loss for the three months ended June 30, 2026 as compared to $0.1 million adjusted net income for the three months ended June 30, 2025, primarily due to lower revenue as discussed above.

Corporate

	Three Months Ended June 30,
	2026	2025	Change	% Change
	(in thousands)
Realized and unrealized losses, net of recoveries	$(94)	$(1,422)	$1,327	93.4%
Net interest loss after losses and recoveries	94	1,422	(1,327)	(93.4)%

Noninterest income:
Warranties and GAP income, net	88	(28)	116	414.3%
Other income	—	54	(54)	(100.0)%
Total noninterest income	88	26	62	238.5%

Expenses:
Compensation and benefits	1,133	2,067	(934)	(45.2)%
Professional fees	953	647	306	47.3%
Software and IT costs	63	729	(666)	(91.4)%
Interest expense on corporate debt	298	—	298	100.0%
Other expenses	419	544	(125)	(23.0)%
Total expenses	2,866	3,987	(1,121)	(28.1)%

(Benefit) provision for income taxes from continuing operations	(55)	26	(81)	(311.5)%

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

Compensation and benefits

Compensation and benefits expense decreased $1.0 million or 45.2% to $1.1 million for the three months ended June 30, 2026 from $2.1 million for the three months ended June 30, 2025, primarily as a result of lower stock compensation expense and lower severance expense related to the termination of certain employees in the prior period.

Professional fees

Professional fees increased $0.4 million or 47.3% to $1.0 million for the three months ended June 30, 2026, from $0.6 million for the three months ended June 30, 2025, primarily related to an increase in legal services.

Software and IT costs

Software and IT costs decreased $0.6 million or 91.4% to $0.1 million for the three months ended June 30, 2026, from $0.7 million for the three months ended June 30, 2025, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Interest expense on corporate debt

Interest expense on corporate debt increased $0.3 million to $0.3 million for the three months ended June 30, 2026, from none for the three months ended June 30, 2025, primarily related to the issuance of the 2032 Notes during Q2 2026, the 2030 Notes in Q3 2025, and the Delayed Draw Facility and Delayed Draw Notes in Q4 2025.

Six Months Ended June 30, 2026 and 2025

UACC

	Successor		Predecessor	Non-GAAP Combined	Non-GAAP	Non-GAAP
	Six months ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,	Six months ended June 30,
	2026	2025	2025	2025	Change	% Change
	(in thousands)
Interest income	$86,081	$82,905	$7,254	$90,159	$(4,078)	(4.5)%

Interest expense:
Warehouse credit facility	6,835	7,877	1,017	8,894	(2,059)	(23.2)%
Securitization debt	17,206	16,431	1,178	17,609	(403)	(2.3)%
Total interest expense	24,041	24,308	2,195	26,503	(2,462)	(9.3)%
Net interest income	62,040	58,597	5,059	63,656	(1,616)	(2.5)%

Realized and unrealized losses, net of recoveries	35,580	33,612	7,647	41,259	(5,679)	(13.8)%
Net interest income (loss) after losses and recoveries	26,460	24,985	(2,588)	22,397	4,063	18.1%

Noninterest income:
Servicing income	2,064	2,513	192	2,705	(641)	(23.7)%
Warranties and GAP income, net	5,968	7,244	390	7,634	(1,666)	(21.8)%
Other income	5,126	4,213	66	4,279	847	19.8%
Total noninterest income	13,158	13,970	648	14,618	(1,460)	(10.0)%

Expenses:
Compensation and benefits	33,089	31,137	2,398	33,535	(446)	(1.3)%
Professional fees	4,353	4,502	172	4,674	(321)	(6.9)%
Software and IT costs	6,144	4,774	367	5,141	1,003	19.5%
Depreciation and amortization	2,616	1,107	817	1,924	692	36.0%
Interest expense on corporate debt	1,526	1,178	85	1,263	263	20.8%
Impairment charges	—	3,479	—	3,479	(3,479)	(100.0)%
Other expenses	4,020	3,822	262	4,084	(64)	(1.6)%
Total expenses	51,748	49,999	4,101	54,100	(2,352)	(4.3)%

Provision for income taxes from continuing operations	—	39	—	39	(39)	(100.0)%

Preferred stock dividends attributable to noncontrolling interests of subsidiary	(1,262)	—	—	—	(1,262)	100.0%

Adjusted net loss	$(10,983)	$(6,168)	$(5,910)	$(12,078)	$1,095	9.1%

Stock compensation expense	$2,258	$1,408	$127	$1,535	$722	47.1%
Severance	$151	$28	$4	$32	$119	370.7%

Interest income

Interest income decreased $4.1 million, or 4.5%, to $86.1 million for the six months ended June 30, 2026 from $90.2 million for the six months ended June 30, 2025. This decrease was primarily a result of a decrease in the loan portfolio balance, which decreased to $807.7 million as of June 30, 2026, from $849.0 million as of June 30, 2025.

Interest expense

Interest expense decreased $2.5 million or 9.3% to $24.0 million for the six months ended June 30, 2026 from $26.5 million for the six months ended June 30, 2025. The decrease was a result of lower interest expense incurred on the Warehouse Credit Facilities, which decreased $2.1 million to $6.8 million for the six months ended June 30, 2026 from $8.9 million for the six months ended June 30, 2025.The decrease was driven by a decline in the weighted average interest rate to 5.36% from 5.99% in the prior-year period, as well as a lower average outstanding balance. The lower average balance reflects the earlier paydown of our warehouse credit facilities in connection with our 2026-1 securitization transaction which closed in early February 2026 versus our 2025-1 securitization transaction which closed in mid-March 2025. The decrease in interest expense was also due to lower interest expense incurred on securitization debt, which decreased $0.4 million to $17.2 million for the six months ended June 30, 2026 from $17.6 million for the six months ended June 30, 2025, as a result of a lower outstanding principal balance.

Realized and unrealized losses, net of recoveries

Realized and unrealized losses, net of recoveries, decreased $5.7 million or 13.8% to $35.6 million for the six months ended June 30, 2026 from $41.3 million for the six months ended June 30, 2025. The majority of this improvement was driven by lower loss assumptions on finance receivables originated since September 2025, reflecting improved credit performance in vintages underwritten using our redeveloped custom credit-scoring model relative to our prior assumptions, with the remainder attributable to other portfolio and market factors.

Servicing income

Servicing income decreased $0.6 million or 23.7% to $2.1 million for the six months ended June 30, 2026 from $2.7 million for the six months ended June 30, 2025, primarily driven by a lower balance of the 2022-1 securitization, which is accounted for as an off-balance sheet securitization.

Warranties and GAP income

Warranties and GAP income decreased $1.6 million or 21.8% to $6.0 million for the six months ended June 30, 2026 from $7.6 million for the six months ended June 30, 2025, primarily as a result of higher GAP cancellation and claim losses and lower warranty premium volumes due to a decrease in contracts funded in the current year period, partially offset by lower warranty cancellation losses.

Other Income

Other income increased $0.8 million or 19.8% to $5.1 million for the six months ended June 30, 2026 from $4.3 million for the six months ended June 30, 2025, primarily as a result of a sales tax refund received related to customers who defaulted on their loans, partially offset by lower acquisition fee income.

Compensation and benefits

Compensation and benefits decreased $0.4 million or 1.3% to $33.1 million for the six months ended June 30, 2026 from $33.5 million for the six months ended June 30, 2025. The decrease was primarily a result of lower salary and payroll taxes as a result of reduced headcount, lower commission and incentive expense as a result of lower contracts funded, partially offset by higher severance expense related to the termination of certain employees, and a decrease in internal software capitalization as we invested in several major developments in the prior year period.

Professional fees

Professional fees decreased $0.3 million or 6.9% to $4.4 million for the six months ended June 30, 2026 from $4.7 million for the six months ended June 30, 2025, primarily related to a decrease in audit and support maintenance services, partially offset by higher legal services.

Software and IT costs

Software and IT costs increased $1.0 million or 19.5% to $6.1 million for the six months ended June 30, 2026 from $5.1 million for the six months ended June 30, 2025, primarily as a result of an increase in software subscription fees and web services.

Depreciation and amortization

Depreciation and amortization increased $0.7 million or 36.0% to $2.6 million for the six months ended June 30, 2026 from $1.9 million for the six months ended June 30, 2025, primarily as a result of an increase in property and equipment, net to $7.6 million as of June 30, 2026 from $3.8 million as of June 30, 2025.

Interest expense on corporate debt

Interest expense on corporate debt increased $0.2 million or 20.8% to $1.5 million for the six months ended June 30, 2026 from $1.3 million for the six months ended June 30, 2025.

Impairment charges

Impairment charges decreased $3.5 million related to lease impairment charges incurred during the six months ended June 30, 2025.

Other expenses

Other expenses decreased $0.1 million or 1.6% to $4.0 million for the six months ended June 30, 2026 from $4.1 million for the six months ended June 30, 2025.

Adjusted net loss

Adjusted net loss decreased $1.1 million to $11.0 million for the six months ended June 30, 2026 from $12.1 million for the six months ended June 30, 2025, primarily due to higher net interest income after losses and recoveries and higher other income, partially offset by lower warranties and GAP income, net, higher software and IT costs, and higher depreciation and amortization, as discussed above.

CarStory

	Successor		Predecessor	Non-GAAP Combined	Non-GAAP	Non-GAAP
	Six months ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,	Six months ended June 30,
	2026	2025	2025	2025	Change	% Change
	(in thousands)
Noninterest income:
CarStory revenue	$2,630	$4,238	$432	$4,670	$(2,040)	(43.7)%
Other income	71	97	13	110	(39)	(35.5)%
Total noninterest income	2,701	4,335	445	4,780	(2,079)	(43.5)%

Expenses:
Compensation and benefits	2,509	2,941	326	3,267	(758)	(23.2)%
Professional fees	94	(67)	13	(54)	148	274.1%
Software and IT costs	4	3	2	5	(1)	(20.0)%
Depreciation and amortization	206	210	240	450	(244)	(54.2)%
Other expenses	195	274	20	294	(99)	(33.7)%
Total expenses	3,008	3,361	601	3,962	(954)	(24.1)%

Provision for income taxes from continuing operations	57	49	5	54	3	5.6%

Adjusted net (loss) income	$(286)	$963	$(153)	$810	$(1,096)	(135.3)%

Stock compensation expense	$47	$38	$8	$46	$1	2.8%
Severance	$31	$—	$—	$—	$31	100.0%

CarStory revenue

CarStory revenue decreased $2.1 million or 43.7% to $2.6 million for the six months ended June 30, 2026 from $4.7 million for the six months ended June 30, 2025, primarily as a result of a change in the scope of service and data provided to our customers and the loss of a major customer.

Compensation and benefits

Compensation and benefits decreased $0.8 million or 23.2% to $2.5 million for the six months ended June 30, 2026 from $3.3 million for the six months ended June 30, 2025. The decrease was primarily a result of an increase in the allocation of CarStory resources to UACC.

Depreciation and amortization

Depreciation and amortization decreased $0.3 million or 54.2% to $0.2 million for the six months ended June 30, 2026 from $0.5 million for the six months ended June 30, 2025.

Adjusted net (loss) income

Adjusted net (loss) income changed $1.1 million or 135.3% to $0.3 million loss for the six months ended June 30, 2026 as compared to $0.8 million income for the six months ended June 30, 2025 primarily due to a decrease in revenue, partially offset by lower compensation and benefit expense, as discussed above.

Corporate

	Successor		Predecessor	Non-GAAP Combined	Non-GAAP	Non-GAAP
	Six months ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,	Six months ended June 30,
	2026	2025	2025	2025	Change	% Change
	(in thousands)
Interest income (expense)	$—	$—	$(71)	$(71)	$71	100.0%

Realized and unrealized losses (gains), net of recoveries	(233)	(3,012)	(855)	(3,867)	3,633	94.0%
Net interest income after losses and recoveries	233	3,012	784	3,796	(3,562)	(93.8)%

Noninterest (loss) income:
Warranties and GAP income (loss), net	9	480	(83)	397	(388)	(97.7)%
Other income	—	238	34	272	(272)	(100.0)%
Total noninterest (loss) income	9	718	(49)	669	(660)	(98.7)%

Expenses:
Compensation and benefits	2,299	3,080	99	3,179	(880)	(27.7)%
Professional fees	2,057	2,925	112	3,037	(980)	(32.3)%
Software and IT costs	257	1,045	88	1,133	(876)	(77.3)%
Interest expense on corporate debt	749	—	91	91	658	723.1%
Impairment charges	—	677	—	677	(677)	(100.0)%
Other expenses	767	1,106	89	1,195	(428)	(35.8)%
Total expenses	6,129	8,833	479	9,312	(3,183)	(34.2)%

Provision for income taxes from continuing operations	111	121	—	121	(10)	(8.3)%

Compensation and benefits

Compensation and benefits expense decreased $0.9 million or 27.7% to $2.3 million for the six months ended June 30, 2026 from $3.2 million for the six months ended June 30, 2025, primarily as a result of lower stock compensation expense and lower severance expense related to the termination of certain employees in the prior period.

Professional fees

Professional fees decreased $0.9 million or 32.3% to $2.1 million for the six months ended June 30, 2026 from $3.0 million for the six months ended June 30, 2025, primarily as a result of consulting and legal fees incurred during the first quarter of 2025 associated with fresh-start accounting and bankruptcy related items.

Software and IT costs

Software and IT costs decreased $0.8 million or 77.3% to $0.3 million for the six months ended June 30, 2026 from $1.1 million for the six months ended June 30, 2025, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Interest expense on corporate debt

Interest expense on corporate debt increased $0.6 million to $0.7 million for the six months ended June 30, 2026 from $0.1 million for the six months ended June 30, 2025, primarily related to the issuance of the 2032 Notes during Q2 2026, the 2030 Notes in Q3 2025, and the Delayed Draw Facility and Delayed Draw Notes in Q4 2025.

Impairment charges

Impairment charges decreased $0.7 million related to lease impairment charges incurred during the six months ended June 30, 2025.

Other expenses

Other expenses decreased $0.4 million or 35.8% to $0.8 million for the six months ended June 30, 2026 from $1.2 million for the six months ended June 30, 2025, primarily as a result of a decrease in insurance costs.

Liquidity and Capital Resources

On January 14, 2025, we emerged from the Prepackaged Chapter 11 Case. On the Effective Date, each holder of the 2026 Notes received a pro rata share of 92.94% of the Common Stock (subject to dilution) and all of the Company’s outstanding obligations under the 2026 Notes and the Indenture were deemed fully satisfied and discharged.

As of June 30, 2026, we had cash and cash equivalents of $16.4 million and restricted cash of $58.9 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $58.8 million. Additionally, we had excess borrowing capacity of $10.5 million under UACC's Warehouse Credit Facilities as of June 30, 2026, $10.0 million available under our 2032 Notes, and $27.0 million available under our Delayed Draw Facility (as defined below). We have historically had negative cash flows and generated losses from operations and our primary source of liquidity has been cash generated through financing activities.

UACC relies on borrowings under the Warehouse Credit Facilities to finance the origination of finance receivables as well as to provide funding for general operating activities. The terms of those facilities generally mature within one to two years and we typically renew those facilities in the ordinary course. As of June 30, 2026, we had three Warehouse Credit Facilities, with an aggregate borrowing capacity of $600.0 million and outstanding borrowings of $240.8 million. On June 30, 2026, we renewed Facility One, now expiring June 2027. The amendment modifies certain financial covenants by (i) increasing the maximum permitted leverage ratio, (ii) simplifying and reducing the minimum tangible net worth threshold, (iii) updating the performance trigger framework, and (iv) updating the dynamic advance rate mechanism, thereby increasing the maximum advance rate. The aggregate borrowing limit and other material terms remain unchanged. We are in ongoing discussions with the remaining warehouse lenders to extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all. The remaining Warehouse Credit Facilities have expiration dates in August 2026 and April 2027, respectively. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Failure to retain sufficient warehouse borrowing capacity would have a material adverse effect on our ability to finance UACC’s lending operations and our results of operations and liquidity.

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement with Mudrick Capital Management, L.P. (“Lender”), who as of January 14, 2025 was a 76.5% shareholder of the Company, for a $25.0 million delayed draw term loan facility (“Delayed Draw Facility”). On October 9, 2025 the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. The Delayed Draw Facility was amended in July 2026 and now matures on December 31, 2027. As of June 30, 2026, we have $27.0 million available under the Delayed Draw Facility. Refer to Note 19 — Related Party Transactions to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On May 14, 2026, we entered into the Exchange Agreement pursuant to which we agreed to co-issue up to $50.0 million 2032 Notes. At the closing, certain investors exchanged $28.5 million aggregate principal amount of outstanding notes of the Company, together with accrued and unpaid interest thereon through the closing date, for the 2032 Notes. The outstanding notes exchanged consisted of $10.0 million of 5.000% Convertible Senior Notes due 2030, $10.5 million of Senior Secured Delayed Draw Notes due 2026 and $8.0 million of notes outstanding under the delayed draw term loan facility with Mudrick Capital Management, L.P. On May 29, 2026 the Company drew an additional $11.5 million, leaving $10.0 million of remaining delayed draw commitments under the facility. Refer to Note 19 — Related Party Transactions to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On May 15, 2026, we entered into an equity distribution agreement with Virtu Americas LLC to sell shares of our common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $6.0 million, from time to time, through an “at-the-market” equity offering program (the "ATM offering"). As of June 30, 2026, we have up to $6.0 million remaining in aggregate gross proceeds that can be issued through the ATM offering. We sold 444 shares for gross proceeds of approximately $5 thousand as of June 30, 2026.

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

Our future capital requirements will depend on many factors, including our ability to realize the intended benefits of the Prepackaged Chapter 11 Case and our Long-Term Strategic Plan, available advance rates on the Warehouse Credit Facilities, our ability to complete additional securitization transactions on favorable terms, and future credit losses. We anticipate that our existing cash and cash equivalents, the 2032 Notes, the Delayed Draw Facility, and UACC's Warehouse Credit Facilities will be sufficient to support our ongoing operations and obligations for at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.

Securitization Transactions

Subject to market conditions, we plan to securitize finance receivables originated by UACC through asset-backed securitization transactions. On February 5, 2026, UACC completed the 2026-1 securitization transaction, in which it issued approximately $225.0 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $224.1 million. The trust is collateralized by finance receivables with an aggregate principal balance of $274.9 million as of February 5, 2026. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. UACC retained the residual interests, which required us to account for the 2026-1 securitization as secured borrowings and the assets and liabilities of the trust remain on balance sheet.

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

Risk Retention Financing Facility

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance a portion of the asset-backed securities issued in its securitization transactions and held by UACC pursuant to applicable risk retention rules. Under this facility, UACC sells such retained interests and agrees to repurchase them at fair value on a future date. As of June 30, 2026, UACC pledged $18.5 million of its retained beneficial interests as collateral, and the outstanding borrowings related to this risk retention financing facility were $14.0 million with expected repurchase dates ranging from January 2028 to October 2031. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lenders, which will reduce the beneficial interests in securitizations and the related debt balance.

Warehouse Credit Facilities

UACC has three senior secured warehouse credit facility agreements the (“Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables.

On June 30, 2026, we renewed Facility One, now expiring June 2027. The amendment modifies certain financial covenants by (i) increasing the maximum permitted leverage ratio, (ii) simplifying and reducing the minimum tangible net worth threshold, (iii) updating the performance trigger framework, and (iv) updating the dynamic advance rate mechanism, thereby increasing the maximum advance rate. The aggregate borrowing limit and other material terms remain unchanged. We are in ongoing discussions with the remaining warehouse lenders to extend the terms beyond the current expiration dates and expect facilities to be amended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all. The remaining Warehouse Credit Facilities have expiration dates in August 2026 and April 2027, respectively.

The aggregate borrowing limit under the Warehouse Credit Facilities as of June 30, 2026 was $600.0 million. Our ability to utilize the Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, and specified leverage ratios. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to or cause us to be in default of the terms of the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants or events of default may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of June 30, 2026, outstanding borrowings related to the Warehouse Credit Facilities were $240.8 million and we were in compliance with all covenants under the terms of the Warehouse Credit Facilities. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Successor		Predecessor	Non-GAAP Combined
	Six months ended June 30,	Period from January 15 through June 30,	Period from January 1 through January 14,	Six months ended June 30,
	2026	2025	2025	2025
		(in thousands)
Net cash provided by (used in) operating activities from continuing operations	$36,864	$35,245	$(5,804)	$29,441
Net cash (used in) provided by investing activities from continuing operations	(55,471)	(66,927)	2,981	(63,946)
Net cash provided by (used in) financing activities from continuing operations	27,445	37,496	(13,898)	23,598
Net cash provided by (used in) operating activities from discontinued operations	150	(729)	(207)	(936)
Net cash provided by investing activities from discontinued operations	—	637	—	637
Net increase (decrease) in cash, cash equivalents and restricted cash	8,988	5,722	(16,928)	(11,206)
Cash and cash equivalents and restricted cash at beginning of period	66,298	61,441	78,369	78,369
Cash and cash equivalents and restricted cash at end of period	$75,286	$67,163	$61,441	$67,163

Operating Activities

Net cash flows provided by operating activities from continuing operations increased by $7.5 million, from $29.4 million for the six months ended June 30, 2025 to $36.9 million for the six months ended June 30, 2026. The increase was primarily due to a $14.3 million decrease in originations of finance receivables held for sale. As a result of emerging from the Prepackaged Chapter 11 Case and applying fresh start accounting, our finance receivables are originated and accounted for as held for investment at fair value and are classified as investing activities prospectively. The increase in net cash flows provided by operating activities was partially offset by a decrease in principal payments received on finance receivables held for sale of $6.5 million.

Investing Activities

Net cash flows used in investing activities from continuing operations decreased $8.4 million, from $63.9 million for the six months ended June 30, 2025 to $55.5 million for the six months ended June 30, 2026. The decrease was primarily due to a $10.6 million increase in principal payments received on finance receivables, partially offset by a $2.0 million increase in originations of finance receivables held for investment.

Financing Activities

Net cash flows provided by financing activities from continuing operations increased $3.8 million, from $23.6 million for the six months ended June 30, 2025 to $27.4 million for the six months ended June 30, 2026. The increase was primarily related a $76.2 million increase in net cash flows from the borrowings under our Warehouse Credit Facilities, a $21.2 million increase related to the issuance of Vroom Automotive Preferred Units, and $11.5 million received in connection with additional draw-downs on the 2032 Notes. These increases were partially offset by a $91.1 million decrease in net cash flows from secured financing agreements and a $14.4 million decrease in net cash flows from financing of beneficial interests in securitizations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Amendment to Delayed Draw Facility

On August 3, 2026, Vroom, Inc. ("Vroom"), United Auto Credit Corporation ("UACC") and its indirect subsidiary Darkwater Funding LLC ("Darkwater" and, together with Vroom and UACC, the "Borrowers") entered into an amendment (the "Amendment") to that certain loan and security agreement (the "Credit Agreement"), dated as of March 8, 2025, as previously amended on October 9, 2025, by and among Vroom, UACC, and Darkwater as co-borrowers, with Mudrick Capital Management, L.P., as administrative agent, and the lenders party thereto.

The Amendment amends the Credit Agreement to, among other things, extend the maturity date from December 31, 2026 to December 31, 2027. Except as expressly amended by the Amendment, the terms and conditions of the Credit

Agreement, including the collateral package, covenants, interest provisions, and other terms previously disclosed, remain in full force and effect.

The foregoing description of the Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amendment, which is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider Trading Arrangements and Policies

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of October 11, 2021, by and among Vroom, Inc., Vroom Finance Corporation, Unitas Holdings Corp. and Fortis Advisors LLC, solely in its capacity as the equityholders' representative	8-K	001-39315	2.1	October 12, 2021

2.2	Prepackaged Plan of Reorganization for Vroom, Inc. Under Chapter 11 of the Bankruptcy Code	8-K	001-39315	2.1	January 15, 2025

3.1	Restated Certificate of Incorporation of Vroom, Inc.	10-K	001-39315	3.2	March 11, 2025

3.2	Certificate of Change of Registered Agent and/or Registered Office.	10-K	001-39315	3.1	March 11, 2025

3.3	Amended and Restated Bylaws of Vroom, Inc.	8-K	001-39315	3.2	January 15, 2025
4.1	Eighth Amended and Restated Investors’ Rights Agreement, dated as of November 21, 2019, by and among Vroom, Inc. and certain holders of its capital stock	S-1/A	333-238482	4.2	May 18, 2020

10.1	Exchange and Subscription Agreement by and between Vroom, Inc. and the Investors, dated as of May 14, 2026	10-Q	001-39315	10.8	May 14, 2026

10.2#

Amended and Restated Warehouse Agreement, dated as of March 29, 2021, by and among UACC Auto Financing Trust V, as Borrower, United Auto Credit Corporation, as Servicer and Custodian, and a Backup Servicer and Account Bank, and an Administrative Agent, the lender parties thereto, the agent parties thereto, as amended May 29, 2026

X

10.3#

Warehouse Agreement, dated as of November 19, 2013, by and among UACC Auto Financing Trust IV, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, the agent parties thereto, and an administrative agent, as amended through May 29, 2026

X

10.4#

Warehouse Agreement, dated as of November 19, 2013, by and among UACC Auto Financing Trust IV, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, the agent parties thereto, and an administrative agent, as amended through June 30, 2026

X

10.5	Amendment to the Amended and Restated Vroom, Inc. 2020 Incentive Award Plan	X

10.6

Amendment No. 2 to the Loan and Security Agreement by and among Vroom, Inc., Darkwater Funding, LLC, United Auto Credit Corporation, Mudrick Capital Management, L.P., and the lender parties hereto, dated August 3, 2026

X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the	X

Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

# Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: August 4, 2026	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: August 4, 2026	By:	/s/ Jonathan R. Sandison
Jonathan R. Sandison
Chief Financial Officer
(principal financial officer)