Form 10-Q
period 2026-09-30
Vroom, Inc.
filed 2026-11-10
CIK 1580864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 6, 2026, 5,274,904 shares of the registrant's common stock were outstanding.

		Page

Part I - Financial Information		5
Item 1.	Financial Statements	5
	Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (unaudited)	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)	6
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders' Equity for the Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)	9
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 (unaudited)	11
	Notes to Condensed Consolidated Financial Statements (unaudited)	13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	54
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	80
Item 4.	Controls and Procedures	80

Part II - Other information		81
Item 1.	Legal Proceedings	81
Item 1A.	Risk Factors	81
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	82
Item 3.	Defaults Upon Senior Securities	82
Item 4.	Mine Safety Disclosures	82
Item 5.	Other Information	82
Item 6.	Exhibits	83
	Signatures	86

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding the impact of macroeconomic and geopolitical factors including tariffs and other trade restrictions, inflation, interest rates, Federal Reserve monetary policy, vehicle depreciation, international conflicts, energy price and supply chain disruptions, our ability to continue as a going concern and the sufficiency of our existing cash and other sources of liquidity, our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, including the ongoing activities of and potential growth of our UACC and CarStory businesses, our Long-Term Strategic Plan (as defined herein), credit losses, delinquencies and the performance of our finance receivable portfolio, the amendment and renewal of the Warehouse Credit Facilities (as defined herein), our ability to complete future securitization transactions and to obtain financing under the Risk Retention Financing Facility (as defined herein), availability and maturity of the Delayed Draw Facility (as defined herein), the 2032 Notes (as defined herein) including additional draws, conversion and repayment, the Vroom Automotive Preferred Units (as defined herein), including distributions, conversion rights and redemption, our plans to optimize our dealer network and grow our automotive financing business, including through our Near-Prime Program, our technology initiatives, including our automated underwriting decision engine, custom credit-scoring model, Fast Lane dealer portal and AI-powered servicing tools, regulatory matters, seasonal fluctuations in our results of operations, our ability to reduce operating expenses and achieve profitability at UACC, CarStory revenue expectations, and the timing of any of the foregoing are intended to be forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "contemplate," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "target," "will," "would," or the negative of these terms or other similar terms or expressions, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements, including:

•
we emerged from the Prepackaged Chapter 11 Case (as defined herein) on January 14, 2025, which previously consumed a substantial portion of time and attention of our management and could continue to subject us to risks and uncertainties;
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
•
we have a history of losses and may not achieve or maintain profitability in the future;
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

As used in this Quarterly Report on Form 10-Q, “Prepackaged Chapter 11 Case” refers to our filing of the voluntary proceeding under the Bankruptcy Code commenced by us in the United States Bankruptcy Court for the Southern District of Texas.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VROOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	As of September 30,	As of December 31,
	2026	2025
ASSETS
Cash and cash equivalents	$32,981	$10,384
Restricted cash (including restricted cash of consolidated VIEs of $58.4 million and $55.8 million, respectively)	58,443	55,914
Finance receivables at fair value (including finance receivables of consolidated VIEs of $779.9 million and $777.0 million, respectively)	802,996	808,636
Interest receivable (including interest receivables of consolidated VIEs of $11.3 million and $12.4 million, respectively)	11,576	12,834
Property and equipment, net	7,873	6,744
Intangible assets, net	10,944	12,370
Operating lease right-of-use assets	4,973	5,792
Other assets (including other assets of consolidated VIEs of $8.9 million and $9.8 million, respectively)	22,473	24,665
Assets from discontinued operations	—	46
Total assets	$952,259	$937,385
LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Warehouse credit facilities of consolidated VIEs	$304,062	$318,655
Related party line of credit (Note 19)	—	18,500
Long-term debt (including securitization debt of consolidated VIEs of $393.2 million and $393.2 million, respectively)	414,966	423,197
Related party note (Note 19)	50,000	10,000
Operating lease liabilities	8,139	9,142
Other liabilities (including other liabilities of consolidated VIEs of $15.7 million and $15.7 million, respectively)	43,178	41,149
Liabilities from discontinued operations	142	124
Total liabilities	820,487	820,767
Commitments and contingencies (Note 12)

Mezzanine equity:
Preferred units, no par value, 15,000 series A units, 7,500 series B units, 16,000 series A1 units, 4,000 series B1 units authorized and issued to noncontrolling interests of subsidiary (Note 13)	40,704	—

Stockholders’ equity:
Common stock, $0.001 par value; 250,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 5,274,798 and 5,199,641 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5	5
Additional paid-in-capital	174,348	169,663
Accumulated deficit	(83,285)	(53,050)
Total stockholders’ equity	91,068	116,618
Total liabilities, mezzanine equity and stockholders’ equity	$952,259	$937,385

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,
	2026	2025
Interest income	$43,653	$44,829

Interest expense:
Warehouse credit facility	4,472	4,544
Securitization debt	7,458	8,771
Total interest expense	11,930	13,315
Net interest income	31,723	31,514

Realized and unrealized losses, net of recoveries	20,404	43,202
Net interest income after losses and recoveries	11,319	(11,688)

Noninterest income:
Servicing income	922	1,088
Warranties and GAP income, net	2,678	3,152
CarStory revenue	1,261	1,347
Other income	1,863	3,924
Total noninterest income	6,724	9,511

Expenses:
Compensation and benefits	17,191	16,287
Professional fees	2,481	1,538
Software and IT costs	3,312	3,062
Depreciation and amortization	1,569	998
Interest expense on corporate debt	1,043	706
Other expenses	2,248	2,230
Total expenses	27,844	24,821

Loss from continuing operations before provision for income taxes	(9,801)	(26,998)
(Benefit) provision for income taxes from continuing operations	24	144
Net loss from continuing operations	$(9,825)	$(27,142)
Net (loss) income from discontinued operations	$(22)	$366
Net loss	$(9,847)	$(26,776)
Preferred stock dividends attributable to noncontrolling interests of subsidiary	$(696)	$—
Net loss attributable to controlling interest and common shareholders	$(10,543)	$(26,776)
Net loss per share attributable to common stockholders, continuing operations, basic and diluted	$(2.01)	$(5.22)
Net (loss) income per share attributable to common stockholders, discontinued operations, basic and diluted	$(0.00)	$0.07
Total net loss per share attributable to common stockholders, basic and diluted	$(2.01)	$(5.15)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	5,243,437	5,199,581

(Continued on following page)

	Successor		Predecessor
	Nine months ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,
	2026	2025	2025
Interest income	$129,734	$127,734	$7,183

Interest expense:
Warehouse credit facility	11,307	12,421	1,017
Securitization debt	24,664	25,202	1,178
Total interest expense	35,971	37,623	2,195
Net interest income	93,763	90,111	4,988

Realized and unrealized losses, net of recoveries	55,750	73,802	6,792
Net interest income (loss) after losses and recoveries	38,013	16,309	(1,804)

Noninterest income:
Servicing income	2,986	3,601	192
Warranties and GAP income, net	8,655	10,876	307
CarStory revenue	3,891	5,585	432
Other income	7,060	8,472	113
Total noninterest income	22,592	28,534	1,044

Expenses:
Compensation and benefits	55,088	53,445	2,823
Professional fees	8,985	8,898	297
Software and IT costs	9,717	8,884	457
Depreciation and amortization	4,391	2,315	1,057
Interest expense on corporate debt	3,318	1,884	176
Impairment charges	—	4,156	—
Other expenses	7,230	7,433	371
Total expenses	88,729	87,015	5,181

Loss from continuing operations before reorganization items and provision for income taxes	(28,124)	(42,172)	(5,941)
Reorganization items, net	—	—	51,036
(Loss) income from continuing operations before provision for income taxes	(28,124)	(42,172)	45,095
Provision for income taxes from continuing operations	192	353	5
Net (loss) income from continuing operations	$(28,316)	$(42,525)	$45,090
Net income (loss) from discontinued operations	39	878	(4)
Net (loss) income	$(28,277)	$(41,647)	$45,086
Preferred stock dividends attributable to noncontrolling interests of subsidiary	$(1,958)	$—	$—
Net (loss) income attributable to controlling interest and common shareholders	$(30,235)	$(41,647)	$45,086

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (continued)

(in thousands, except share and per share amounts)

(unaudited)

	Successor		Predecessor
	Nine months ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,
	2026	2025	2025
Net (loss) income per share attributable to common stockholders, basic:
Continuing operations	(5.80)	(8.21)	24.74
Discontinued operations	0.01	0.17	(0.00)
Basic	$(5.79)	$(8.04)	$24.74
Net (loss) income per share attributable to common stockholders, diluted:
Continuing operations	(5.80)	(8.21)	23.89
Discontinued operations	0.01	0.17	(0.00)
Diluted	$(5.79)	$(8.04)	$23.89
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	5,217,768	5,179,023	1,822,541
Diluted	5,217,768	5,179,023	1,887,370

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Mezzanine Equity		Common Stock		Additional		Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Predecessor:
Balance at December 31, 2024 (Predecessor)	—	$—	1,822,532	$2	$2,094,889	$(2,125,836)	$(30,945)
Stock-based compensation	—	$—	—	$—	$144	$—	$144
Vesting of restricted stock units	—	—	26	—	—	—	—
Net income	—	—	—	—	—	45,086	45,086
Elimination of Predecessor equity balances	—	—	(1,822,558)	(2)	(2,095,033)	2,080,750	(14,285)
Issuance of successor equity	—	—	5,163,109	5	161,657	—	161,662
Issuance of stock warrants	—	—	—	—	2,825	—	2,825
Balance at January 14, 2025 (Predecessor)	—	$—	5,163,109	$5	$164,482	$—	$164,487

Successor:
Balance at January 15, 2025 (Successor)	—	$—	5,163,109	$5	$164,482	$—	$164,487
Stock-based compensation	—	—	—	—	491	—	491
Vesting of restricted stock units	—	—	19,914	—	—	—	—
Net loss	—	—	—	—	—	(6,351)	(6,351)
Balance at March 31, 2025 (Successor)	—	$—	5,183,023	$5	$164,973	$(6,351)	$158,627
Stock-based compensation	—	—	—	—	1,836	—	1,836
Vesting of restricted stock units	—	—	16,545	—	—	—	—
Net loss	—	—	—	—	—	(8,519)	(8,519)
Balance at June 30, 2025 (Successor)	—	$—	5,199,568	$5	$166,809	$(14,870)	$151,944
Stock-based compensation	—	—	—	—	1,444	—	1,444
Vesting of restricted stock units	—	—	31	—	—	—	—
Net loss	—	—	—	—	—	(26,776)	(26,776)
Balance at September 30, 2025 (Successor)	—	$—	5,199,599	$5	$168,253	$(41,646)	$126,612

(Continued on following page)

	Mezzanine Equity		Common Stock		Additional		Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit
Balance at December 31, 2025 (Successor)	—	$—	5,199,641	$5	$169,663	$(53,050)	$116,618
Preferred units issued to noncontrolling interests of subsidiary, net of issuance costs	22,500	$21,221	—	$—	$—	$—	$—
Preferred stock dividends attributable to noncontrolling interests of subsidiary	—	—	—	—	—	(571)	(571)
Stock-based compensation	—	—	—	—	1,427	—	1,427
Vesting of restricted stock units	—	—	6,851	—	—	—	—
Net loss	—	—	—	—	—	(19,058)	(19,058)
Balance at March 31, 2026 (Successor)	22,500	$21,221	5,206,492	$5	$171,090	$(72,679)	$98,416
Preferred stock dividends attributable to noncontrolling interests of subsidiary	—	—	—	—	—	(691)	(691)
Stock-based compensation	—	—	—	—	1,435	—	1,435
Vesting of restricted stock units	—	—	27,417	—	—	—	—
Other	—	—	444	—	4		4
Net income (loss)	—	—	—	—	—	628	628
Balance at June 30, 2026 (Successor)	22,500	$21,221	5,234,353	$5	$172,529	$(72,742)	$99,792
Preferred units issued to noncontrolling interests of subsidiary, net of issuance costs	20,000	19,483	—	—	—	—	—
Preferred stock dividends attributable to noncontrolling interests of subsidiary	—	—	—	—	—	(696)	(696)
Stock-based compensation	—	—	—	—	1,513	—	1,513
Vesting of restricted stock units	—	—	12,824	—	—	—	—
Other	—	—	27,621	—	306	—	306
Net income (loss)	—	—	—	—	—	(9,847)	(9,847)
Balance at September 30, 2026 (Successor)	42,500	$40,704	5,274,798	$5	$174,348	$(83,285)	$91,068

See accompanying notes to these unaudited condensed consolidated financial statements.

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Successor		Predecessor
	Nine months ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,
	2026	2025	2025
Operating activities
Net (loss) income from continuing operations	$(28,316)	$(42,525)	$45,090
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Impairment charges	—	4,156	—
Depreciation and amortization	4,391	2,315	1,057
Losses on finance receivables and securitization debt, net	64,918	85,752	4,762
Losses on Warranties and GAP	4,924	5,416	407
Stock-based compensation expense	4,375	3,771	144
Amortization of unearned discounts on finance receivables at fair value	—	—	(416)
Non-cash reorganization items, net	—	—	(51,741)
Other, net	366	(1,227)	193
Changes in operating assets and liabilities:
Finance receivables, held for sale
Originations of finance receivables, held for sale	—	—	(14,337)
Principal payments received on finance receivables, held for sale	—	—	6,481
Other	—	—	169
Interest receivable	1,258	1,406	(164)
Other assets	3,690	1,336	5,178
Other liabilities	2,487	(4,046)	(2,627)
Net cash provided by (used in) operating activities from continuing operations	58,093	56,354	(5,804)
Net cash provided by (used in) operating activities from discontinued operations	103	(2,446)	(207)
Net cash provided by (used in) operating activities	58,196	53,908	(6,011)
Investing activities
Finance receivables, held for investment at fair value
Originations of finance receivables, held for investment at fair value	(331,415)	(319,736)	—
Principal payments received on finance receivables, held for investment at fair value	253,264	239,198	2,985
Principal payments received on beneficial interests	540	1,135	147
Purchase of property and equipment	(4,094)	(5,394)	(151)
Net cash (used in) provided by investing activities from continuing operations	(81,705)	(84,797)	2,981
Net cash provided by investing activities from discontinued operations	—	637	—
Net cash (used in) provided by investing activities	(81,705)	(84,160)	2,981
Financing activities
Proceeds from borrowings under secured financing agreements	225,000	307,780	—
Principal repayment under secured financing agreements	(214,230)	(191,617)	(16,676)
Proceeds from financing of beneficial interests in securitizations	—	16,223	—
Principal repayments of financing of beneficial interests in securitizations	(8,107)	(10,335)	(1,028)
Proceeds from warehouse credit facilities	266,600	256,000	11,900
Repayments of warehouse credit facilities	(281,193)	(349,945)	(8,094)
Proceeds from preferred units issued to noncontrolling interests of subsidiary, net of issuance costs	40,704	—	—
Cash paid for preferred stock dividends attributable to noncontrolling interests of subsidiary	(1,374)	—	—
Proceeds from issuance of related party note	21,500	10,000	—
Other financing activities	(265)	(1,857)	—
Net cash provided by (used in) financing activities	48,635	36,249	(13,898)
Net increase (decrease) in cash, cash equivalents and restricted cash	25,126	5,997	(16,928)
Cash, cash equivalents and restricted cash at the beginning of period	66,298	61,441	78,369
Cash, cash equivalents and restricted cash at the end of period	$91,424	$67,438	$61,441

(Continued on following page)

VROOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

(unaudited)

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,614	$35,078	$4,534
Cash paid for reorganization items, net	$—	$—	$1,705
Accrued and unpaid preferred stock dividends attributable to noncontrolling interests of subsidiary	$584	$—	$—
Exchange of outstanding debt for 2032 Notes	$28,500	$—	$—
Cash paid for income taxes, net of (refunds)	$(330)	$—	$—

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

The Company previously operated an end-to-end ecommerce platform to buy and sell used vehicles through its subsidiary Vroom Automotive, LLC ("Vroom Automotive"). On January 22, 2024, the Company announced that its Board of Directors (“Board”) had approved a value maximization plan, pursuant to which the Company wound down its used vehicle dealership business in order to preserve liquidity and enable the Company to maximize stakeholder value through its remaining businesses (the “Value Maximization Plan”). As of March 29, 2024, the Company substantially completed the wind-down of its ecommerce operations and used vehicle dealership business (the “Ecommerce Wind-Down”).

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements, and in management’s opinion, include all adjustments, which consist of only normal recurring adjustments necessary for the fair statement of the Company’s condensed consolidated balance sheet as of September 30, 2026, and its results of operations for the periods presented. The results for the period from January 1, 2025 to January 14, 2025, and from January 15, 2025 to September 30, 2025, are not necessarily indicative of the results expected for the current fiscal year or any other future periods.

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

Restricted Cash

Restricted cash primarily includes UACC restricted cash. UACC collects and services finance receivables under the securitization transactions and warehouse credit facilities. These collections are restricted for use until properly remitted each month under the terms of the servicing agreement. UACC also maintains a reserve account for each securitization and warehouse credit facility to provide additional collateral for the borrowings. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs and Note 11 — Long-Term Debt for further details.

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

The aggregate principal balance and the fair value of the finance receivables held for investment was $891.0 million and $803.0 million, respectively, as of September 30, 2026, and $909.9 million and $808.6 million, respectively, as of December 31, 2025.

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

Refer to Note 15 — Financial Instruments and Fair Value Measurements for further details.

Consolidated CFEs

The Company's securitization transactions are consolidated collateralized financing entities (CFEs) that are VIEs. Refer to Note 4 — Variable Interest Entities and Securitizations for further details. The Company recognized the following revenue and expenses associated with these CFEs in the condensed consolidated statements of operations (in thousands):

	Successor				Predecessor
	Three Months Ended September 30,		Nine months ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,
	2026	2025	2026	2025	2025
Interest income	$26,359	$29,312	$87,166	$85,814	$3,314
Interest expense	(7,537)	(8,834)	(24,895)	(25,373)	(1,185)
Realized and unrealized losses, net of recoveries	(12,589)	(34,638)	(42,883)	(54,138)	(2,977)
Noninterest income (loss), net	1,107	1,318	112	669	6
Reorganization items, net	—	—	—	—	7,964

The assets and liabilities of the CFEs are presented as part of "Restricted cash", “Finance receivables at fair value”, "Interest receivable", "Other Assets", "Long-term debt", and "Other liabilities", respectively, on the consolidated balance sheets. Refer to Note 4 — Variable Interest Entities and Securitizations and Note 15 — Financial Instruments and Fair Value Measurements for further details.

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

UACC’s customers, in this instance, are the third-party automotive dealers through which it purchases or acquires retail installment sale contracts for consumers. CarStory’s customers are dealers, automotive financial services companies and others in the automotive industry who purchase CarStory’s digital retailing services. For the periods presented, no customer represented 10% or more of the Company’s income and no customer represented more than 10% of the Company’s finance receivables as of September 30, 2026, and December 31, 2025.

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

As of September 30, 2026, the Company had cash and cash equivalents of $33.0 million and restricted cash of $58.4 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities (as defined below) of $58.4 million. Additionally, the Company had excess borrowing capacity

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

of $4.2 million under UACC's Warehouse Credit Facilities as of September 30, 2026 and $27.0 million available under our Delayed Draw Facility (as defined below). The Company has historically had negative cash flows and generated losses from operations and the Company’s primary source of liquidity has been cash generated through financing activities.

As of September 30, 2026, UACC has two warehouse credit facilities with an aggregate borrowing limit of $400.0 million and outstanding borrowings of $304.1 million. On June 30, 2026, the Company renewed Facility One, now expiring June 2027. The amendment modified certain financial covenants by (i) increasing the maximum permitted leverage ratio, (ii) simplifying and reducing the minimum tangible net worth threshold, (iii) updating the performance trigger framework, and (iv) updating the dynamic advance rate mechanism, thereby increasing the maximum advance rate. The aggregate borrowing limit and other material terms remain unchanged. On September 30, 2026, Facility Two, which had a borrowing capacity of $200 million, expired pursuant to its terms and was not extended or renewed. The Company believes that its borrowing capacity from the other Warehouse Credit Facilities as well as its history of successfully executing securitization transactions is sufficient to support its current operational needs and therefore elected not to renew this facility. As of September 30, 2026, the Company was in compliance with all covenants related to the Warehouse Credit Facilities. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs for further details.

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

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement for a delayed draw term loan facility (“Delayed Draw Facility”), which was amended in July 2026 and now matures on December 31, 2027, with Mudrick Capital Management, L.P. (“Lender”), who was a 76.5% shareholder of the Company, and as of January 14, 2025, became a related party. On October 9, 2025, the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. As of September 30, 2026, we have $27.0 million available under the Delayed Draw Facility. Refer to Note 19 — Related Party Transactions for further details.

On May 14, 2026, the Company entered into an Exchange and Subscription Agreement (the “Exchange Agreement”) pursuant to which the Company agreed to co-issue up to $50.0 million aggregate principal amount of Senior Secured Delayed Draw Convertible Notes due 2032 (the “2032 Notes”). At closing, certain investors exchanged $28.5 million aggregate principal amount of outstanding notes of the Company, together with accrued and unpaid interest thereon through the closing date, for the 2032 Notes. The outstanding notes exchanged consisted of $10.0 million of 5.00% Convertible Senior Notes due 2030, $10.5 million of Senior Secured Delayed Draw Notes due 2026 and $8.0 million of notes outstanding under the Delayed Draw Facility. On May 29, 2026 and August 11, 2026, the Company drew an additional $11.5 million and $10.0 million, utilizing the remaining delayed draw commitments under the 2032 Notes. Refer to Note 19 — Related Party Transactions to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On May 15, 2026, the Company entered into an equity distribution agreement with Virtu Americas LLC to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $6.0 million, from time to time, through an “at-the-market” equity offering program (the "ATM offering"). As of September 30, 2026, the Company has up to $5.7 million remaining in aggregate gross proceeds that can be issued through the ATM offering. The Company has sold 28,065 shares for gross proceeds of approximately $0.3 million as of September 30, 2026.

On January 16, 2026, Vroom Automotive issued to SPE Holdings 2026-1 ("SPE Holdings") 15,000 newly issued Series A preferred units and 7,500 newly issued Series B preferred units for aggregate gross proceeds of $22.5 million. On September 30, 2026, Vroom Automotive issued to SPE Holdings 16,000 newly issued Series A1 preferred units and 4,000 newly issued Series B1 preferred units for aggregate gross proceeds of $20.0 million. The Series A preferred units are redeemable on March 16, 2027 and the Series A1 preferred units are redeemable on September 30, 2027 at the holder’s option by providing written notice at least ninety days prior to the applicable redemption dates.

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

The Company’s future capital requirements will depend on many factors, including the ability to realize the intended benefits of the Prepackaged Chapter 11 Case and Long-Term Strategic Plan, available advance rates on and the renewal of the Warehouse Credit Facilities, the ability to complete additional securitization transactions on terms favorable to the Company, and future credit losses. The Company anticipates that existing cash and cash equivalents, the Delayed Draw Facility, and UACC's Warehouse Credit Facilities will be sufficient to support the Company’s ongoing operations and obligations, for at least the next twelve months from the date of issuance of the condensed consolidated financial statements.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

A portion of the fees earned on third-party financing and value-added products are subject to chargebacks in the event of early termination, default, or prepayment of the contracts by end-customers. The Company’s exposure for these events is limited to the fees that it receives. An estimated refund liability for chargebacks against the revenue recognized from sales of these products is recorded in the period in which the related revenue is recognized and is based primarily on the Company’s historical chargeback experience. The Company updates its estimates at each reporting date. As of September 30, 2026, and December 31, 2025, the Company’s reserve for chargebacks was $6.6 million and $7.3 million, respectively, which are included within “Other liabilities.”

The Company also is contractually entitled to receive profit-sharing revenues based on the performance of the vehicle service policies once a required claims period has passed. The Company recognizes profit-sharing revenues to the extent it is probable that it will not result in a significant revenue reversal. The Company estimates the revenue based on historical claims and cancellation data from its customers, as well as other qualitative assumptions. The Company reassesses the estimate at each reporting period with any changes reflected as an adjustment to warranties and GAP income in the period identified. As of September 30, 2026, and December 31, 2025, the Company recognized $10.1 million and $9.9 million, respectively, related to cumulative profit-sharing payments to which it expects to be entitled, which are included within “Other assets."

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

UACC is the primary beneficiary of all securitization trusts, excluding 2022-1, as it has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. UACC also retained a portion of the economic interests in the asset-backed securitization transactions in accordance with Regulation RR of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Risk Retention Rules"). The Risk Retention Rules require the Company to retain at least 5% of the beneficial interests issued by the securitization trusts. Refer to Note 11 — Long-Term Debt for further details.

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

UACC had two senior secured warehouse credit facilities as of September 30, 2026. Through trusts, UACC entered into warehouse facility agreements with certain banking institutions, primarily to finance the purchase and origination of finance receivables as well as to provide funding for general operating activities. These trusts are secured by eligible finance receivables which are pledged as collateral for the warehouse facilities. These trusts are consolidated VIEs. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs for further details.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	As of September 30, 2026
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$45,024	$13,338	$58,362
Finance receivables at fair value	446,501	333,381	779,882
Interest receivable	6,819	4,485	11,304
Other assets	5,816	3,074	8,890
Total Assets	$504,160	$354,278	$858,438
Liabilities:
Securitization debt at fair value	$393,171	$—	$393,171
Warehouse credit facilities	—	304,062	304,062
Other liabilities	6,529	9,167	15,696
Total Liabilities	$399,700	$313,229	$712,929

	As of December 31, 2025
	Securitization Vehicles	Warehouse Facilities[1]	Total
Assets:
Restricted cash	$39,729	$16,106	$55,835
Finance receivables at fair value	441,084	335,916	777,000
Interest receivable	7,164	5,270	12,434
Other assets	5,991	3,842	9,833
Total Assets	$493,968	$361,134	$855,102
Liabilities:
Securitization debt at fair value	$393,244	$—	$393,244
Warehouse credit facilities	—	318,655	318,655
Other liabilities	5,773	9,917	15,690
Total Liabilities	$399,017	$328,572	$727,589

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table summarizes the major income and expense line items from discontinued operations as reported in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine months ended September 30,	Period from January 15 through September 30,
	2026	2025	2026	2025
Revenue:
Retail vehicle, net	$—	$—	$—	$—
Wholesale vehicle	—	—	—	—
Product, net	—	(5)	—	(26)
Total revenue	—	(5)	—	(26)
Cost of sales:
Retail vehicle	—	—	—	—
Wholesale vehicle	—	6	—	—
Total cost of sales	—	6	—	—
Total gross profit (loss)	—	(11)	—	(26)
Selling, general and administrative expenses	22	(377)	(39)	(1,034)
Gain (loss) on disposal of long lived assets	—	—	—	130
Depreciation and amortization	—	—	—	—
Income (loss) from operations	(22)	366	39	878
Interest expense	—	—	—	—
Interest loss	—	—	—	—
Income (loss) before provision for income taxes	(22)	366	39	878
Provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations	$(22)	$366	$39	$878

Net income (loss) from discontinued operations for the period from January 1, 2025, to January 14, 2025, was not material.

The following table summarizes the major classes of assets and liabilities from discontinued operations as reported in the condensed consolidated balance sheets (in thousands):

	As of September 30,	As of December 31,
	2026	2025
ASSETS
Property and equipment, net	$—	$—
Other assets	—	46
Assets from discontinued operations	$—	$46
LIABILITIES
Accounts payable	$—	$82
Accrued expenses	142	42
Liabilities from discontinued operations	$142	$124

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

Predecessor
Period from January 1 through January 14,
2025
Net gain on settlement of debt	$141,419
Net loss on fresh start adjustments	(87,688)
Net loss on reorganization adjustment of other assets	(2,037)
Debt valuation adjustments	—
Professional fees	(658)
Total reorganization items, net	$51,036

7. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Equipment	$550	$539
Furniture and fixtures	81	82
Leasehold improvements	388	388
Internal-use software	11,080	7,043
Other	147	128
	12,246	8,180
Accumulated depreciation and amortization	(4,373)	(1,436)
Property and equipment, net	$7,873	$6,744

Upon emergence from the Prepackaged Chapter 11 Case, and application of fresh start accounting, the Company recorded property and equipment at fair value as of the Effective Date, as discussed in Note 6 — Fresh Start Accounting for further details.

Depreciation and amortization expense was $1.1 million and $0.5 million for the three months ended September 30, 2026 and 2025, respectively, $3.0 million for the nine months ended September 30, 2026, and $1.0 million for the period from January 15, 2025 to September 30, 2025. Depreciation and amortization expense for the period from January 1, 2025, to January 14, 2025, was not material.

8. Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Carrying Value	Gross Carrying Value	Accumulated Amortization	Carrying Value
Developed and purchased technology	$9,800	$(2,397)	$7,403	$9,800	$(1,347)	$8,453
Customer relationships	900	(193)	707	900	(108)	792
Trademarks and trade names	3,500	(666)	2,834	3,500	(375)	3,125
Total intangible assets	$14,200	$(3,256)	$10,944	$14,200	$(1,830)	$12,370

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Amortization expense for intangible assets was $0.5 million for the three months ended September 30, 2026 and 2025, respectively, $1.4 million for the nine months ended September 30, 2026, $1.4 million for the period from January 15, 2025 to September 30, 2025, and $1.0 million for the period from January 1, 2025 to January 14, 2025.

The estimated amortization expense for intangible assets subsequent to September 30, 2026, consists of the following (in thousands):

Year Ending December 31:
For remainder of 2026	$476
2027	1,901
2028	1,901
2029	1,901
Thereafter	4,765
$10,944

9. Other Liabilities

The Company’s other liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Warranty and GAP liabilities	$14,142	$14,834
Dealer related liabilities	3,622	3,423
Accrued compensation and benefits	7,625	5,402
Accrued professional services	2,870	3,127
Accrued software and IT costs	659	403
Interest payable	3,200	3,606
Insurance payable	702	447
Other	10,358	9,907
Total other liabilities	$43,178	$41,149

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

10. Warehouse Credit Facilities of Consolidated VIEs

UACC has two senior secured warehouse facility agreements (the “Warehouse Credit Facilities”), through consolidated VIEs, with banking institutions as of September 30, 2026. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables. As of September 30, 2026 and December 31, 2025, the Company had excess borrowing capacity of $4.2 million and $11.3 million on UACC's Warehouse Credit Facilities, respectively.

The terms of the Warehouse Credit Facilities include the following (in thousands):

	Facility One	Facility Two	Facility Three
Execution date	November 19, 2013	July 11, 2019	November 18, 2022
Commitment termination date	June 30, 2027	September 30, 2026	April 12, 2027
Aggregate borrowings limit	$200,000	$200,000	$200,000
As of September 30, 2026
Aggregate principal balance of finance receivables pledged as collateral	$139,982	$—	$223,534
Outstanding balance	$104,096	$—	$199,966
Restricted cash	$4,750	$—	$8,588
As of December 31, 2025
Aggregate principal balance of finance receivables pledged as collateral	$9,732	$147,269	$224,874
Outstanding balance	$7,739	$111,060	$199,856
Restricted cash	$557	$6,920	$8,629

As of September 30, 2026, and December 31, 2025, the Company's weighted average interest rate on the Warehouse Credit Facilities borrowings was approximately 5.50% and 5.55%, respectively.

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

On August 26, 2026, the Company entered into an amendment to Facility Two to extend its commitment termination date from August 28, 2026 to September 30, 2026. On September 30, 2026, Facility Two expired pursuant to its terms and was not further extended or renewed. The Company believes that its borrowing capacity from the other Warehouse Credit Facilities as well as its history of successfully executing securitization transactions is sufficient to support its current operational needs and therefore elected not to renew this facility.

The Company's ability to utilize its Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, specified leverage ratios and certain indebtedness levels. Failure to satisfy these or any other requirements contained within the agreements would restrict access to the Warehouse Credit Facilities. Certain breaches of covenants may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of September 30, 2026, and December 31, 2025, the Company was in compliance with all covenants related to the Warehouse Credit Facilities.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

11. Long-Term Debt

Debt instruments, excluding warehouse credit facilities of consolidated VIEs, which are discussed in Note 10 — Warehouse Credit Facilities of Consolidated VIEs, consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Securitization debt of consolidated VIEs at fair value	$393,171	$393,244
Financing of beneficial interest in securitizations	11,485	19,643
Junior subordinated debentures	10,310	10,310
Total debt	$414,966	$423,197

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

UACC retained the residual interests in all securitization transactions, excluding 2022-1 and 2022-2. UACC also retains the servicing rights for all finance receivables that were securitized; therefore, it is responsible for the administration and collection of the amounts owed under the contracts. In the first quarter of 2023, UACC waived its servicing fees related to the 2022-2 securitization and subsequently consolidated the 2022-2 trust. The securitization agreements also require certain funds to be held in restricted cash accounts to provide additional collateral for the borrowings or to be applied to make payments on the securitization debt. Restricted cash under the various agreements totaled approximately $45.0 million and $39.7 million as of September 30, 2026, and December 31, 2025, respectively.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The securitization debt issued is included in "Long-term debt" on the condensed consolidated balance sheet. The securitization debt of consolidated VIEs consisted of the following (in thousands):

As of September 30, 2026
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	28,074	11,140
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	28	28
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	23,640
United Auto Credit 2024-1-D	November 12, 2029	52,160	8.30%	30,658	30,995
United Auto Credit 2024-1-E	November 12, 2030	37,540	10.45%	37,540	38,216
United Auto Credit 2025-1-B	February 10, 2028	50,450	5.05%	10,660	10,660
United Auto Credit 2025-1-C	June 10, 2030	32,660	5.15%	32,660	32,631
United Auto Credit 2025-1-D	July 10, 2030	50,810	5.96%	50,810	50,729
United Auto Credit 2025-1-E	October 10, 2031	35,560	7.71%	35,560	32,637
United Auto Credit 2026-1-A	June 12, 2028	100,350	4.41%	40,364	40,327
United Auto Credit 2026-1-B	May 10, 2029	40,130	4.63%	40,130	39,745
United Auto Credit 2026-1-C	June 10, 2031	25,970	5.06%	25,970	25,562
United Auto Credit 2026-1-D	July 10, 2031	40,000	5.65%	40,000	38,896
United Auto Credit 2026-1-E	December 10, 2032	18,550	7.77%	18,550	17,965
Total rated notes at fair value		$576,529		$414,260	$393,171

As of December 31, 2025
Series	Final Scheduled Payment Date	Initial Principal	Contractual Interest Rate	Outstanding Principal	Fair Value
United Auto Credit 2022-2-D	January 10, 2028	$32,889	6.84%	$11,415	$11,400
United Auto Credit 2022-2-E	April 10, 2029	33,440	10.00%	28,440	13,011
United Auto Credit 2023-1-D	July 10, 2028	35,653	8.00%	20,169	20,340
United Auto Credit 2023-1-E	September 10, 2029	23,256	10.98%	23,256	24,770
United Auto Credit 2024-1-C	October 10, 2029	35,190	7.06%	23,664	23,721
United Auto Credit 2024-1-D	November 12, 2029	52,160	8.30%	52,160	52,953
United Auto Credit 2024-1-E	November 12, 2030	37,540	10.45%	37,540	39,263
United Auto Credit 2025-1-A	June 10, 2027	138,300	4.80%	37,290	37,324
United Auto Credit 2025-1-B	February 10, 2028	50,450	5.05%	50,450	50,642
United Auto Credit 2025-1-C	June 10, 2030	32,660	5.15%	32,660	32,849
United Auto Credit 2025-1-D	July 10, 2030	50,810	5.96%	50,810	51,166
United Auto Credit 2025-1-E	October 10, 2031	35,560	7.71%	35,560	35,805
Total rated notes at fair value		$557,908		$403,414	$393,244

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The final scheduled payment date represents legal maturity of the remaining balance sheet securitization debt. Securitization debt is expected to become due and to be paid prior to those dates, based on amortization of the finance receivables pledged to the Trusts. Expected payments, which will depend on the performance of such receivables, as to which there can be no assurance, are $51.4 million in 2026, $175.7 million in 2027, $131.8 million in 2028, $46.7 million in 2029, and $8.7 million in 2030.

The aggregate principal balance and the net carrying value of finance receivables pledged to the securitization debt consists of the following (in thousands):

	As of September 30,		As of December 31,
	2026		2025
	Aggregate Principal Balance	Net Carrying Value (1)	Aggregate Principal Balance	Net Carrying Value (1)
United Auto Credit 2022-2	$13,514	$12,440	$28,924	$25,869
United Auto Credit 2023-1	27,214	21,567	51,291	44,224
United Auto Credit 2024-1	91,332	79,940	152,603	134,903
United Auto Credit 2025-1	161,257	142,827	257,485	236,088
United Auto Credit 2026-1	207,080	189,727	—	—
Total finance receivables of CFEs	$500,397	$446,501	$490,303	$441,084
(1) For the Successor period, net carrying value is equal to fair value.

Financing of Beneficial Interests in Securitizations

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance a portion of its asset-backed securities issued in its securitization transactions and held by UACC, pursuant to applicable Risk Retention Rules. Under this facility, UACC sells such retained interests and agrees to repurchase them on a future date. As of September 30, 2026, UACC pledged $16.8 million of its retained beneficial interests as collateral, and the outstanding borrowings related to this risk retention financing facility were $11.7 million, with expected repurchase dates ranging from February 2028 to October 2031. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lender, which will reduce the beneficial interests in securitizations and the related debt balance. Pledged collateral levels are monitored and are generally maintained at an agreed-upon percentage of the fair value of the amounts borrowed during the life of the transactions. In the event of a decline in the fair value of the pledged collateral, UACC may be required to transfer cash or additional securities as pledged under this facility. At the termination of this agreement, UACC is obligated to return the amounts borrowed.

The outstanding balance of this facility, net of unamortized debt issuance costs, was $11.5 million and $19.6 million as of September 30, 2026 and December 31, 2025, respectively, and is included in "Long-term debt" on the condensed consolidated balance sheet. As of September 30, 2026 and December 31, 2025, the fair value of the collateral pledged under this facility was $11.6 million and $20.0 million, respectively.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

As of September 30, 2026, and December 31, 2025, there was no preferred stock issued or outstanding. The Vroom Automotive Preferred Units described below are preferred equity interests of a subsidiary classified as mezzanine equity and are not preferred stock of Vroom, Inc.

Common Stock

Effective as of January 14, 2025, the Company amended its certificate of incorporation to authorize the issuance of up to 250,000,000 shares of Common Stock, $0.001 par value per share as well as effect an automatic conversion of the Common Stock at a ratio of 1-for-5.

At-the-market Offering

On May 15, 2026, the Company entered into an equity distribution agreement with Virtu Americas LLC to sell shares of the Company’s common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $6.0 million, from time to time, through an ATM offering. As of September 30, 2026, the Company has up to $5.7 million remaining in aggregate gross proceeds that can be issued through the ATM offering. The Company has sold 28,065 shares for gross proceeds of approximately $0.3 million as of September 30, 2026.

Vroom Automotive Redeemable Preferred Units

On January 16, 2026, Vroom Automotive authorized and issued to SPE Holdings 15,000 newly issued Series A preferred units and 7,500 newly issued Series B preferred units for aggregate gross proceeds of $22.5 million, pursuant to a Preferred Unit Purchase Agreement by and among the Company, Vroom Automotive and SPE Holdings. Vroom Automotive's Second Amended and Restated Limited Liability Company Agreement, dated as of January 16, 2026, amended and restated the then existing LLC agreement and established the terms of the Series A and Series B Preferred Units.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On September 30, 2026, Vroom Automotive issued to SPE Holdings 16,000 newly issued Series A1 preferred units and 4,000 newly issued Series B1 preferred units (together with the Series A and Series B Preferred Units, the "Vroom Automotive Preferred Units") for aggregate gross proceeds of $20.0 million pursuant to a Preferred Unit Purchase Agreement dated as of September 30, 2026, by and among the Company, Vroom Automotive and SPE Holdings, and Vroom Automotive’s Third Amended and Restated Limited Liability Company Agreement dated as of September 30, 2026, which amends and restates the Second Amended and Restated Limited Liability Company Agreement and establishes the terms of the Vroom Automotive Preferred Units.

The Vroom Automotive Preferred Units will be entitled to receive a quarterly preferential distribution, equal to the liquidation preference of such Vroom Automotive Preferred Units multiplied by a variable distribution rate, which will reset on each quarterly distribution date in an amount equal to the ninety (90) day average of the Secured Overnight Financing Rate (SOFR) plus a spread of 8.25% for Series A Preferred Units, 8.50% for Series A1 Preferred Units, 9.00% for Series B Preferred Units, and 9.25% for Series B1 Preferred Units. Dividends paid on the Vroom Automotive Preferred Units are deducted from net income attributable to controlling interests to derive net income attributable to common shareholders. For the nine months ended September 30, 2026 dividends of $2.0 million were declared and authorized.

The Series B and Series B1 Preferred Units are convertible into common units of Vroom Automotive at the option of SPE Holdings at any time. The Series A and Series A1 Preferred Units are not convertible. The Vroom Automotive Preferred Units are redeemable at the holder’s option by providing written notice at least ninety (90) days prior to the applicable mandatory redemption dates. The Series A mandatory redemption date is March 16, 2027, and each anniversary thereafter. The Series B mandatory redemption date is January 16, 2031, and each anniversary thereafter. The Series A1 mandatory redemption date is September 30, 2027, and each anniversary thereafter. The Series B1 mandatory redemption date is September 30, 2031, and each anniversary thereafter. As of September 30, 2026, the carrying value for all series of preferred units was $40.7 million, which is equal to the redemption value of $42.5 million less issuance costs of $1.8 million.

The holders of each unit of the Series B and Series B1 Preferred Units are entitled to one vote for each unit of common units into which such preferred stock is convertible at the time of the vote. The Series A and Series A1 preferred units have no voting rights unless required by applicable law.

In the event of a liquidation, dissolution or winding up of Vroom Automotive, either voluntary or involuntary, or in the event of a deemed liquidation event, the holders of Series A and Series A1 Preferred Units are paid their respective full liquidation amount in preference to the holders of Series B and Series B1 Preferred Units or common units. After payment in full of the Liquidation Amount to the holders of Series A and Series A1 Preferred Units, the holders of Series B and Series B1 Preferred Units are entitled to receive, in preference to all holders of common units, the greater of their respective full liquidation preference and the amount they would have received had all Series B and Series B1 preferred units been converted into common units immediately prior to such event. After payment in full of the required amounts to the holders of the Vroom Automotive Preferred Units, any remaining assets shall be distributed ratably to the holders of common units.

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

Pursuant to the Plan, the 2020 Plan was further amended on January 14, 2025, to increase the number of shares

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

reserved for issuance under the 2020 Plan to account for the proposed post-emergence management incentive program, which accounts for 15% of the fully-diluted shares of Common Stock as of immediately following the Effective Date, inclusive of the Warrants, the management incentive program and the converted existing equity awards: 10% will be allocated for awards of restricted stock units and 5% will be allocated for awards of stock options. The amended and restated 2020 Plan authorizes the issuance of: (i) 1,166,880 shares of common stock, (ii) any shares which are subject to awards under the 2014 Plan or any other prior plans which are forfeited or lapse unexercised and are not issued under the prior plans; and (iii) an annual increase on the first day of each calendar year beginning on January 1, 2022, and ending on and including January 1, 2030, equal to the lesser of (A) 4% of the shares outstanding (on an as‑converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Board of Directors or the Compensation Committee. Effective as of July 28, 2026, the stockholders approved an amendment to the 2020 Plan to increase the shares reserved for issuance under the Plan by 464,000 shares. As of September 30, 2026, there were 68,334 shares available for future issuance under the 2020 Plan.

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

Stock Options

The stock-based compensation expense related to stock options was $0.2 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, $0.7 million for the nine months ended September 30, 2026, and $0.6 million for the period from January 15, 2025 to September 30, 2025, respectively. Stock-based compensation expense for the period from January 1, 2025 to January 14, 2025 was not material. As of September 30, 2026, the Company had $1.9 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of 2.3 years. As of December 31, 2025, the Company had $2.7 million of unrecognized stock-based compensation expense related to stock options that is expected to be recognized over a weighted-average period of 3.0 years.

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

RSUs

The stock-based compensation expense related to RSUs was $1.3 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, $3.7 million for the nine months ended September 30, 2026, $3.1 million for the period from January 15, 2025 to September 30, 2025, and $0.1 million for the period from January 1, 2025 to January 14, 2025. As of September 30, 2026, the Company had $10.3 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 2.1 years. As of December 31, 2025, the Company had $13.2 million of unrecognized stock-based compensation expense that is expected to be recognized over a weighted-average period of 3.0 years.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present the Company’s financial assets and liabilities measured at fair value on a recurring basis (in thousands):

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$23,042	$—	$—	$23,042
CFE assets:
Finance receivables at fair value	—	—	446,501	446,501
Finance receivables at fair value	—	—	356,495	356,495
Other assets (beneficial interests in securitizations)	—	474	—	474
Total financial assets	$23,042	$474	$802,996	$826,512
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	349,394	43,777	393,171
Total financial liabilities	$—	$349,394	$43,777	$393,171

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets
Cash and cash equivalents:
Money market funds	$2,534	$—	$—	$2,534
CFE assets:
Finance receivables at fair value	—	—	441,084	441,084
Finance receivables at fair value	—	—	367,552	367,552
Other assets (beneficial interests in securitizations)	—	946	—	946
Total financial assets	$2,534	$946	$808,636	$812,116
Financial Liabilities
CFE liabilities:
Securitization debt of consolidated VIEs	—	393,244	—	393,244
Total financial liabilities	$—	$393,244	$—	$393,244

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

Changes in Level 3 Recurring Fair Value Measurements

The following table presents a reconciliation of the financial assets, which were measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Successor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2026	$441,084	$367,552	$—
Transfer within Level 3 categories	245,187	(245,187)	—
Transfers into Level 3	—	—	48,624
Losses included in realized and unrealized losses	(56,495)	(15,904)	(4,482)
Losses included in Warranties and GAP	(2,927)	(1,997)	—
Issuances, net of discount	—	331,415	—
Paydowns	(179,148)	(74,116)	(365)
Other	(1,200)	(5,268)	—
Fair value as of September 30, 2026	$446,501	$356,495	$43,777

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Successor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 15, 2025	$387,444	$437,568	$14,934
Transfer within Level 3 categories	347,547	(347,547)	—
Losses included in realized and unrealized losses	(63,708)	(12,731)	(805)
Losses included in Warranties and GAP	(3,112)	(2,305)	—
Issuances, net of discount	—	319,740	—
Paydowns	(159,381)	(79,818)	—
Other	(1,216)	(4,770)	—
Fair value as of September 30, 2025	$507,574	$310,137	$14,129

Predecessor	Finance Receivables of Consolidated CFEs	Finance Receivables at Fair Value	Securitization Debt of Consolidated CFEs
Fair value as of January 1, 2025	$214,420	$289,428	$16,922
Reclassification of finance receivables due to a change in Accounting Policy	180,883	139,052	—
Transfer within Level 3 categories	(439)	439	—
Losses included in realized and unrealized losses	(4,707)	(2,265)	(1,988)
Losses included in Warranties and GAP	(52)	(188)	—
Issuances, net of discount	—	14,337	—
Paydowns	(2,947)	(2,992)	—
Other	286	(243)	—
Fair value as of January 14, 2025	$387,444	$437,568	$14,934

The Company's transfers between levels of the fair value hierarchy are assumed to have occurred at the beginning of the reporting period on a quarterly basis. During the three and nine months ended September 30, 2026, transfers into Level 3 liabilities related to not achieving consensus pricing from third-party broker dealers on the 2022-2 and 2025-1 E rated notes related to the securitization debt of consolidated CFEs.

Other Relevant Data for Financial Assets and Liabilities for which FVO Was Elected

The following table presents the gains or losses recorded in "Realized and unrealized losses, net of recoveries" in the condensed consolidated statements of operations related to the eligible financial instruments for which the fair value option was elected (in thousands):

	Three Months Ended September 30,
	2026	2025
Finance receivables at fair value	$26,037	$42,208
Debt of securitized VIEs at fair value	(3,396)	3,244
Collection expenses	2,609	2,838
Recoveries	(4,829)	(4,807)
Other	(17)	(281)
Total net loss included in "Realized and unrealized losses, net of recoveries"	$20,404	$43,202

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor		Predecessor
	Nine months ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,
	2026	2025	2025
Finance receivables at fair value	$73,559	$77,409	$6,451
Finance receivables held for sale, net	—	—	2,737
Debt of securitized VIEs at fair value	(10,919)	4,269	(2,267)
Collection expenses	8,408	7,971	492
Recoveries	(15,240)	(15,583)	(683)
Other	(58)	(264)	62
Total net loss included in "Realized and unrealized losses, net of recoveries"	$55,750	$73,802	$6,792

The following table presents other relevant data related to the finance receivables carried at fair value (in thousands):

As of September 30, 2026	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$500,397	$390,608
Aggregate fair value of finance receivables that are reported at fair value	$446,501	$356,495
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$7,672	$3,315
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$6,836	$2,196

As of December 31, 2025	Finance Receivables of CFEs at Fair Value	Finance Receivables at Fair Value
Aggregate unpaid principal balance included within finance receivables that are reported at fair value	$490,303	$419,632
Aggregate fair value of finance receivables that are reported at fair value	$441,084	$367,552
Unpaid principal balance of receivables within finance receivables that are reported at fair value and are on nonaccrual status (90 days or more past due)	$8,315	$5,824
Aggregate fair value of receivables carried at fair value that are on nonaccrual status (90 days or more past due)	$7,460	$4,050

All finance receivables of CFEs are pledged to the CFEs trusts.

The following table presents other relevant data related to securitization debt of consolidated VIEs carried at fair value (in thousands):

As of September 30, 2026	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$414,260
Aggregate fair value of rated notes of securitized VIEs	$393,171

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of December 31, 2025	Securitization debt of consolidated VIEs at Fair Value
Aggregate unpaid principal balance of rated notes of securitized VIEs	$403,414
Aggregate fair value of rated notes of securitized VIEs	$393,244

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

Junior Subordinated Debentures: The fair value of the junior subordinated debentures, which are not carried at fair value on the Company's condensed consolidated balance sheets, approximated their carrying value as of September 30, 2026 and December 31, 2025 and are classified within Level 3 of the fair value hierarchy.

Convertible Senior Notes: The fair value of the 2032 Notes, which are not carried at fair value on the Company's consolidated balance sheets, approximated their carrying value as of September 30, 2026. The fair value of the 2030 Notes, which are not carried at fair value on the Company's consolidated balance sheets, approximated their carrying value as of December 31, 2025. Convertible Senior Notes are classified within Level 3 of the fair value hierarchy.

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

The Company determined its operating segments based on how the chief operating decision maker (“CODM”) reviews the Company’s operating results in assessing performance and allocating resources. The Company’s CODM is the chief executive officer (“CEO”). During the period from January 15, 2025, to March 31, 2025, the CODM changed the profitability measure reviewed for the Company's segment from Adjusted EBITDA to Adjusted net income (loss). The CODM reviews Adjusted net income (loss) for each of the reportable segments. Adjusted net income (loss) is defined as net income (loss) from continuing operations less preferred stock dividends attributable to noncontrolling interests of subsidiary adjusted for stock compensation expense, severance expense, bankruptcy costs (which represent professional fees incurred related to the bankruptcy prior to filing of the petition and post-emergence), reorganization items, net (which relate to certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges), operating lease right-of-use assets impairment and long-lived asset impairment charges incurred by segment. All expense categories on the condensed consolidated statement of operations are significant and there are no other significant segment expenses that would require disclosure. There are no intra-entity sales and no significant expense categories regularly provided to the CODM beyond those disclosed in the consolidated statement of operations. The CODM manages the business using consolidated expense information, adjusted for items that are non-recurring or not core to the Company’s operating business as disclosed above, as well as regularly provided budgeted or forecasted expense information for each operating segment. The CODM does not evaluate operating segments using asset information as these are managed on an enterprise-wide group basis. Accordingly, the Company

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

does not report segment asset information. As of September 30, 2026 and December 31, 2025, long-lived assets were predominantly located in the United States.

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

Information about the Company’s reportable segments and corporate activities are as follows (in thousands):

	Successor
	Three Months Ended September 30,
	2026				2025
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$43,653	$—	$—	$43,653	$44,829	$—	$—	$44,829

Interest expense:
Warehouse credit facility	4,472	—	—	4,472	4,544	—	—	4,544
Securitization debt	7,458	—	—	7,458	8,771	—	—	8,771
Total interest expense	11,930	—	—	11,930	13,315	—	—	13,315
Net interest income	31,723	—	—	31,723	31,514	—	—	31,514

Realized and unrealized losses (gains), net of recoveries	20,547	—	(143)	20,404	43,550	—	(348)	43,202
Net interest income after losses and recoveries	11,176	—	143	11,319	(12,036)	—	348	(11,688)

Noninterest income:
Servicing income	922	—	—	922	1,088	—	—	1,088
Warranties and GAP income, net	3,106	—	(428)	2,678	2,855	—	297	3,152
CarStory revenue	—	1,261	—	1,261	—	1,347	—	1,347
Other income	1,826	37	—	1,863	1,883	35	2,006	3,924
Total noninterest income	5,854	1,298	(428)	6,724	5,826	1,382	2,303	9,511

Expenses:
Compensation and benefits	15,235	1,130	826	17,191	14,072	1,378	837	16,287
Professional fees	1,526	72	883	2,481	826	(108)	820	1,538
Software and IT costs	3,211	1	100	3,312	2,502	(4)	564	3,062
Depreciation and amortization	1,471	98	—	1,569	887	111	—	998
Interest expense on corporate debt	465	—	578	1,043	664	—	42	706
Other expenses	1,806	90	352	2,248	1,736	100	394	2,230
Total expenses	23,714	1,391	2,739	27,844	20,687	1,477	2,657	24,821

(Benefit) provision for income taxes from continuing operations	—	24	—	24	—	24	120	144

Preferred stock dividends attributable to noncontrolling interests of subsidiary	(696)	—	—	(696)	—	—	—	—

Adjusted net income (loss)	$(5,806)	$(87)			$(25,784)	$(72)

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor
	Nine months ended September 30,				Period from January 15 through September 30,
	2026				2025
	UACC	CarStory	Corporate	Total	UACC	CarStory	Corporate	Total
Interest income	$129,734	$—	$—	$129,734	$127,734	$—	$—	$127,734

Interest expense:
Warehouse credit facility	11,307	—	—	11,307	12,421	—	—	12,421
Securitization debt	24,664	—	—	24,664	25,202	—	—	25,202
Total interest expense	35,971	—	—	35,971	37,623	—	—	37,623
Net interest income	93,763	—	—	93,763	90,111	—	—	90,111

Realized and unrealized losses, net of recoveries	56,127	—	(377)	55,750	75,123	—	(1,321)	73,802
Net interest income after losses and recoveries	37,636	—	377	38,013	14,988	—	1,321	16,309

Noninterest income:
Servicing income	2,986	—	—	2,986	3,601	—	—	3,601
Warranties and GAP income (loss), net	9,074	—	(419)	8,655	10,099	—	777	10,876
CarStory revenue	—	3,891	—	3,891	—	5,585	—	5,585
Other income	6,952	108	—	7,060	6,096	132	2,244	8,472
Total noninterest (loss) income	19,012	3,999	(419)	22,592	19,796	5,717	3,021	28,534

Expenses:
Compensation and benefits	48,324	3,639	3,125	55,088	45,209	4,319	3,917	53,445
Professional fees	5,879	166	2,940	8,985	5,328	(175)	3,745	8,898
Software and IT costs	9,355	5	357	9,717	7,276	(1)	1,609	8,884
Depreciation and amortization	4,087	304	—	4,391	1,994	321	—	2,315
Interest expense on corporate debt	1,512	—	1,806	3,318	1,842	—	42	1,884
Impairment charges	—	—	—	—	3,479	—	677	4,156
Other expenses	5,826	285	1,119	7,230	5,558	374	1,501	7,433
Total expenses	74,983	4,399	9,347	88,729	70,686	4,838	11,491	87,015

Provision for income taxes from continuing operations	—	81	111	192	39	73	241	353

Preferred stock dividends attributable to noncontrolling interests of subsidiary	(1,958)	—	—	(1,958)	—	—	—	—

Adjusted net (loss) income	$(16,309)	$(373)			$(29,913)	$890

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The reconciliation between reportable segment Adjusted net (loss) income to consolidated loss from continuing operations as follows (in thousands):

	Successor				Predecessor
	Three Months Ended September 30,		Nine months ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,
	2026	2025	2026	2025	2025
Adjusted net income (loss)
UACC	$(5,806)	$(25,784)	$(16,309)	$(29,913)	$(5,910)
CarStory	(87)	(72)	(373)	890	(153)
Total	$(5,893)	$(25,856)	$(16,682)	$(29,023)	$(6,063)

Stock compensation expense	(1,257)	(1,159)	(3,562)	(2,605)	(134)
Severance expense	(348)	—	(530)	(28)	(4)
Impairment charges	—	—	—	(3,479)	—
Corporate (loss) income from continuing operations	(3,023)	(127)	(9,500)	(7,390)	256
Reorganization items	—	—	—	—	51,036
Preferred stock dividends attributable to noncontrolling interests of subsidiary	696	—	1,958	—	—
Net loss from continuing operations	$(9,825)	$(27,142)	$(28,316)	$(42,525)	$45,090

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

The Company’s effective tax rate from continuing operations was (0.24)% and (0.53)% for the three months ended September 30, 2026 and 2025, respectively, and (0.68)% and 0.71% for the nine months ended September 30, 2026 and 2025, respectively.

The Company is subject to tax in the United States and many state and local jurisdictions. The Company, with certain exceptions, is no longer subject to income tax examinations by U.S. federal, state and local for tax years 2019 and prior. The Company is not currently under audit for any U.S. federal or state income tax audits.

The Company has not identified any uncertain tax positions as of September 30, 2026, or December 31, 2025. Any interest and penalties related to uncertain tax positions shall be recorded as a component of income tax expense. To date, no interest or penalties have been accrued in relation to uncertain tax positions.

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

18. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to common stockholders:

	Three Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025
Net income (loss) from continuing operations	$(9,825)	$(27,142)
Net income from discontinued operations	$(22)	$366
Net income (loss)	$(9,847)	$(26,776)
Preferred stock dividends attributable to noncontrolling interests of subsidiary	$(696)	$—
Net loss attributable to controlling interest and common shareholders	$(10,543)	$(26,776)
Net loss per share attributable to common stockholders, basic:
Net loss per share attributable to common stockholders, continuing operations, basic and diluted	(2.01)	(5.22)
Net (loss) income per share attributable to common stockholders, discontinued operations, basic and diluted	(0.00)	0.07
Total net loss per share attributable to common stockholders, basic and diluted	$(2.01)	$(5.15)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted:	5,243,437	5,199,581

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Successor		Predecessor
	Nine months ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,
(in thousands, except share and per share amounts)	2026	2025	2025
Net (loss) income from continuing operations	$(28,316)	$(42,525)	$45,090
Net income (loss) from discontinued operations	$39	$878	$(4)
Net (loss) income	$(28,277)	$(41,647)	$45,086
Preferred stock dividends attributable to noncontrolling interests of subsidiary	$(1,958)	$—	$—
Net (loss) income attributable to controlling interest and common shareholders	$(30,235)	$(41,647)	$45,086
Net (loss) income per share attributable to common stockholders, basic:
Continuing operations	(5.80)	(8.21)	24.74
Discontinued operations	0.01	0.17	(0.00)
Basic	$(5.79)	$(8.04)	$24.74
Net (loss) income per share attributable to common stockholders, diluted:
Continuing operations	(5.80)	(8.21)	23.89
Discontinued operations	0.01	0.17	(0.00)
Diluted	$(5.79)	$(8.04)	$23.89
Weighted-average number of shares outstanding used to compute net (loss) income per share attributable to common stockholders:
Basic	5,217,768	5,179,023	1,822,541
Diluted	5,217,768	5,179,023	1,887,370

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive:

	Successor		Predecessor
	As of September 30,		As of January 14,
	2026	2025	2025
Convertible notes	3,735,736	285,714	—
Stock options	320,560	328,849	23,214
Restricted stock units	848,473	692,589	131,422
Warrants	364,516	364,516	—
Total	5,269,285	1,671,668	154,636

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

The Company performed an assessment on a lender-by-lender basis and has determined that the transaction met the criteria to be accounted for as troubled debt restructuring under ASC 470-60 for all lenders. The Company did not record a gain as the total future cash payments under the new terms exceeds the original carrying amount of the liability at the date of restructuring. The Company established a new effective interest rate based on the revised cash flows and the remaining net carrying value of the 2032 Notes. Transaction costs associated with the issuance of both the 2032 Notes and the exchanged notes were immaterial.

On May 29, 2026 and August 11, 2026 the Company drew an additional $11.5 million and $10.0 million, respectively, utilizing the remaining delayed draw commitments under the facility.

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

The conversion price for each 2032 Note will equal 120% of the applicable reference price, calculated as the lower of the stock closing price or the average closing price of common stock for five trading days immediately preceding

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

the signing of the 2032 Notes issued and at the applicable funding notice date for any additional notes. Each $1,000 principal amount of the first draw of the 2032 Notes is convertible into 71.72 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $13.94 per share. Each $1,000 principal amount of the second draw of the 2032 Notes is convertible into 70.92 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $14.10 per share. Each $1,000 principal amount of the third draw of the 2032 Notes is convertible into 87.57 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $11.42 per share. Each draw is subject to adjustment upon the occurrence of specified events. The 2032 Notes are convertible at the option of the noteholders given the following:

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

The Company accounts for the 2032 Notes as a single liability-classified instrument measured at amortized cost. As of September 30, 2026, the net carrying value was $50.0 million.

The 2032 Notes were issued at par value and fees associated with the issuance of these 2032 Notes were immaterial. The interest expense was $0.6 million and $0.8 million for the three and nine months ended September 30, 2026, respectively. The effective interest rate of the 2032 Notes is 5.0%.

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Related Party Line of Credit

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement for a $25.0 million Delayed Draw Facility with Mudrick Capital Management, L.P. (“Lender”), who was a 76.5% shareholder of the Company and as of January 14, 2025 became a related party. On October 9, 2025 the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. The Delayed Draw Facility allows for multiple drawdowns by each co-borrower, subject to satisfaction of usual and customary conditions precedent. The Delayed Draw Facility bears interest at a rate of Term SOFR +850 bps, payable quarterly in arrears, with a full payment-in-kind option. Interest is also payable upon any payment of principal. The co-borrowers’ obligations under the Delayed Draw Facility will be collateralized by asset backed residual certificates in certain UACC securitization trusts. The Delayed Draw Facility was amended in July 2026 and now matures on December 31, 2027; however, borrowings can be prepaid at any time, in whole or in part, without penalty or premium. Once amounts are repaid they may not be reborrowed. The Delayed Draw Facility includes certain usual and customary covenants with respect to the co-borrowers’ activities and the collateral. As discussed above, $8.0 million of outstanding borrowings under the Delayed Draw Facility were exchanged for the 2032 Notes. As of September 30, 2026, $27.0 million remains available under the Delayed Draw Facility.

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

VROOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The Company accounted for the 2030 Notes as a single liability-classified instrument measured at amortized cost. As of December 31, 2025, the net carrying value was $10.0 million. As discussed above, 2030 Notes were exchanged for the 2032 Notes in May 2026. The 2030 Notes were issued at par value and fees associated with the issuance of these 2030 Notes were immaterial. The interest expense was $0.2 million for the nine months ended September 30, 2026. The effective interest rate of the 2030 Notes is 5.0%.

20. Subsequent Events

2026-2 Securitization Transaction

On October 15, 2026, UACC completed the 2026-2 securitization transaction, in which it issued approximately $234.2 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $221.6 million. The trust is collateralized by finance receivables with an aggregate principal balance of $292.1 million as of October 15, 2026. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. UACC retained the residual interests, which required us to account for the 2026-2 securitization as secured borrowings and the assets and liabilities of the trust remain on balance sheet. The Company also pledged an additional $11.7 million of our retained beneficial interest in the 2026-2 securitization transaction as collateral under the Risk Retention Financing Facility, and received proceeds of $11.7 million, with expected repurchase dates ranging from January 2030 to September 2033 at the initial closing date.

Amendment to Exchange Agreement

On October 13, 2026, the Company entered into a First Amendment to the Exchange Agreement. The Amendment, among other things, increases the aggregate commitments for the 2032 Notes from $50.0 million to $60.0 million. The increased commitments were provided by Mudrick Capital Management, L.P. (together with its affiliates, “Mudrick”) and Annox Capital, LLC (“Annox”). All other material terms of the Exchange Agreement remain unchanged. On October 14, 2026, the Company drew the additional $10.0 million.

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

Recent Events

Issuance of Preferred Units

On January 16, 2026, Vroom Automotive issued to SPE Holdings 15,000 newly issued Series A preferred units and 7,500 newly issued Series B preferred units for aggregate gross proceeds of $22.5 million, pursuant to a Preferred Unit Purchase Agreement.

On September 30, 2026, Vroom Automotive issued to SPE Holdings 16,000 newly issued Series A1 preferred units and 4,000 newly issued Series B1 preferred units for aggregate gross proceeds of $20.0 million pursuant to a Preferred Unit Purchase Agreement dated as of September 30, 2026.

The Vroom Automotive Preferred Units will be entitled to receive a quarterly preferential distribution, equal to the liquidation preference of such Vroom Automotive Preferred Units multiplied by a variable distribution rate, which will reset on each quarterly distribution date in an amount equal to the ninety (90) day average of the Secured Overnight Financing Rate (SOFR) plus a spread of 8.25% for Series A Preferred Units, 8.50% for Series A1 Preferred Units, 9.00% for Series B Preferred Units, and 9.25% for Series B1 Preferred Units. The Series B and Series B1 Preferred Units are convertible into common units of Vroom Automotive at the option of the SPE Holdings at any time. The Series A and Series A1 Preferred Units are not convertible.

Exchange Agreement

On May 14, 2026, the Company entered into an Exchange and Subscription Agreement (the “Exchange Agreement”) with the investors party thereto and a collateral agent, pursuant to which the Company agreed to co-issue, as joint and several obligations, up to $50.0 million aggregate principal amount of Senior Secured Delayed Draw Convertible Notes due 2032 (the “2032 Notes”). At the closing, certain investors exchanged $28.5 million aggregate principal amount of outstanding notes of the Company, together with accrued and unpaid interest thereon through the closing date, for the 2032 Notes. The outstanding notes to be exchanged consist of $10.0 million of 5.0% Convertible Senior Notes due 2030, $10.5 million of Senior Secured Delayed Draw Notes due 2026 and $8.0 million of notes outstanding under the delayed draw term loan facility with Mudrick Capital Management, L.P. On May 29, 2026 and August 11, 2026, the Company drew an additional $11.5 million and $10.0 million, respectively, utilizing the remaining delayed draw commitments under the 2032 Notes.

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

On October 13, 2026, we entered into a First Amendment to the Exchange Agreement. The Amendment, among other things, increases the aggregate commitments for the 2032 Notes from $50.0 million to $60.0 million. The increased commitments were provided by Mudrick Capital Management, L.P. (together with its affiliates, “Mudrick”) and Annox Capital, LLC (“Annox”). All other material terms of the Exchange Agreement remain unchanged. On October 14, 2026, we drew the additional $10.0 million.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for twelve months following the issuance date. Refer to Liquidity and Capital Resources section below for further discussion.

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

In addition to its financing expertise, the UACC platform brings with it extensive application processing, underwriting, and servicing capabilities. UACC services the retail installment sales contracts it originates or purchases and will continue to service the contracts it originated or purchased for customers of Vroom’s former ecommerce business. Because UACC focuses primarily on the non-prime market, it generally sustains a higher level of delinquencies and credit losses than that experienced by traditional motor vehicle financing sources. As of September 30, 2026, UACC serviced a portfolio of approximately 75,000 retail installment sales contracts with an aggregate principal outstanding balance of approximately $915.0 million.

CarStory

CarStory offers AI-powered analytics and digital services to dealers, automotive financial services companies and others in the automotive industry, which use CarStory’s solutions to enhance their customer experience and drive increased vehicle purchases.

Leveraging computer vision and AI, CarStory has curated a comprehensive used vehicle information database, including over 266 million vehicle identification numbers ("VINs"), 218 million window stickers, 4.4 billion vehicle photos and 430 million sales cycles, along with price and price elasticity models. CarStory receives data for over 4.4 million unique VINs listed for sale every day, resulting in CarStory having data for an estimated 80% of U.S. consumer vehicles. This data is aggregated with demand insights from millions of consumer sessions and data from CarStory’s proprietary VIN database to generate more accurate vehicle valuations.

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

The following table presents a reconciliation of Adjusted net income (loss) to net income (loss) from continuing operations, which is the most directly comparable U.S. GAAP measure (in thousands):

	Three Months Ended September 30,
	2026	2025
Net loss from continuing operations	$(9,825)	$(27,142)
Preferred stock dividends attributable to noncontrolling interests of subsidiary	(696)	—
Adjusted to exclude the following:
Stock compensation expense	1,513	1,444
Severance expense	341	—
Adjusted net income (loss)	$(8,667)	$(25,698)

	Successor		Predecessor
	Nine months ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,
	2026	2025	2025
		(in thousands)
Net (loss) income from continuing operations	$(28,316)	$(42,525)	$45,090
Preferred stock dividends attributable to noncontrolling interests of subsidiary	(1,958)	—	—
Adjusted to exclude the following:
Stock compensation expense	4,375	3,771	144
Severance expense	536	388	4
Bankruptcy costs (prepetition filing and post-emergence)	—	913	—
Reorganization items, net	—	—	(51,036)
Impairment charges	—	4,156	—
Adjusted net loss	$(25,363)	$(33,297)	$(5,798)

Non-GAAP Combined Nine Months Ended September 30, 2025

Our financial results for the periods from January 1, 2025 through January 14, 2025 are referred to as those of the “Predecessor” period. Our financial results for the periods from January 15, 2025 through September 30, 2025 are referred to as those of the “Successor” periods. Our results of operations as reported in our Consolidated Financial Statements for these periods are prepared in accordance with U.S. GAAP. Although U.S. GAAP requires that we report our results for the period from January 1, 2025 through January 14, 2025 and the period from January 15, 2025 through September 30, 2025 separately, management views our operating results for the nine months ended September 30, 2025 by combining the results of the applicable Predecessor and Successor periods because such presentation provides the most meaningful comparison of our results to other periods. We believe we cannot adequately benchmark the operating results of the period from January 15, 2025 through September 30, 2025 against any of the previous periods reported in our Condensed Consolidated Financial Statements without combining it with the period from January 1, 2025 through January 14, 2025, and do not believe that reviewing the results of this period in isolation would be useful in identifying trends in or reaching conclusions regarding our overall operating performance. Management believes that the key performance metrics for the Successor period when combined with the Predecessor period provide more meaningful comparisons to other periods and are useful in identifying current business trends. Accordingly, in addition to presenting our results of operations as reported in our Condensed Consolidated Financial Statements in accordance with U.S. GAAP, the tables and discussion below also present the combined results for the nine months ended September 30, 2025. The combined results for the nine months ended September 30, 2025 represent the sum of the reported amounts for the Predecessor period from January 1, 2025 through January 14, 2025 and the Successor period from January 15, 2025 through September 30, 2025. These combined results are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results per applicable regulations. The combined operating results do not reflect the actual results we would have achieved absent our emergence from the Prepackaged Chapter 11 Case and are not necessarily indicative of future results. Accordingly, the results for the combined nine months ended September 30, 2025 (prepared on a Non-GAAP basis) and nine months ended September 30, 2026 (prepared on a GAAP basis) may not be comparable, particularly for statement of operations line items significantly impacted by the Reorganization transactions and the impact of fresh start accounting.

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

Ability to manage credit losses

While credit losses are inherent in the automotive finance receivables business, several variables have negatively affected UACC’s recent loss and delinquency rates, including higher interest rates since COVID, the current inflationary environment and vehicle depreciation, which has negatively impacted the fair value of our finance receivables and the losses recognized. While we are beginning to see some improvements in our more recently issued finance receivable vintages and we expect long term improvements in our overall finance receivable portfolio, we expect some downward trends to continue to negatively impact our business for the remainder of 2026. UACC primarily operates in the non-prime sector of the market which tends to have more volatility. In 2020 and 2021, COVID related stimulus and used vehicle appreciation resulted in significantly lower delinquencies and subsequent losses. In late 2022 and 2023, delinquencies and loss rates rose as a result of the aforementioned factors and, in response, we implemented changes to tighten our credit program. We initially saw some improvements with the 2023 and 2024 vintages as a result of these changes. Subsequently, macroeconomic factors negatively impacted these vintages. This unfavorable loan performance continued on 2025 originations, resulting in us making further refinements to our credit program in order to improve performance. We also intend to leverage CarStory data to improve VIN-level valuations to support underwriting decisions and servicing operations. Certain advance rates available to UACC on borrowings from the Warehouse Credit Facilities have decreased and any future decreases on available advance rates may have an adverse impact on our liquidity.

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

Ability to continue to access capital

UACC has two senior secured warehouse credit facility agreements (the “Warehouse Credit Facilities”), which are primarily used to finance the origination of finance receivables as well as to provide funding for general operating activities. UACC has also developed a securitization program that involves selling finance receivables to securitization trusts through the private issuance of asset-backed securities which are collateralized by the finance receivables. There can be no assurance that UACC will be able to complete additional securitizations in the future, particularly if the securitization markets become constrained.

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

As of September 30, 2026, we have two Warehouse Credit Facilities, with an aggregate borrowing capacity of $400 million. On June 30, 2026, we renewed Facility One, now expiring June 30, 2027. The amendment modifies certain financial covenants by (i) increasing the maximum permitted leverage ratio, (ii) simplifying and reducing the minimum tangible net worth threshold, (iii) updating the performance trigger framework, and (iv) updating the dynamic advance rate mechanism, thereby increasing the maximum advance rate. The aggregate borrowing limit and other material terms remain unchanged. On August 26, 2026, we entered into an amendment to Facility Two to extend its commitment termination date from August 28, 2026 to September 30, 2026. On September 30, 2026, Facility Two expired pursuant to its terms and was not further extended or renewed. We believe that our borrowing capacity from the other Warehouse Credit Facilities as well as our history of successfully executing securitization transactions is sufficient to support our current operational needs and therefore elected not to renew this facility. We are in ongoing discussions with our remaining warehouse lenders to extend the terms beyond the current expiration dates in April 2027 and July 2027, and expect the facilities to be extended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all.

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

Macroeconomic Factors

The United States and global economies have recently and are continuing to experience a sustained inflationary environment. The Federal Reserve’s efforts to tame inflation have led to increased interest rates, which affect automotive finance rates and our borrowing rates, thereby reducing discretionary spending and impacting consumer sentiment and making vehicle financing more costly and less accessible or desirable to many consumers. Although the Federal Reserve lowered rates in late 2025, at its September 2026 meeting it raised the federal funds target range by 25 basis points. We are not able to predict if, when, and to what degree rates may change and the impact it may have on the economy and our business.

In addition, the current U.S. Presidential administration has implemented significant tariffs on imports to the United States, including tariffs on automobiles, auto parts, steel, and aluminum. Although a February 2026 Supreme Court ruling struck down certain tariffs imposed under the International Emergency Economic Powers Act, the administration has reimposed tariffs under alternative legal authorities. While the U.S. has reached trade agreements with certain countries that reduced tariff rates on some automotive goods, tariffs on imports from other countries, including Canada and Mexico, remain elevated. Many countries have imposed retaliatory tariffs as well as other trade restrictions and retaliatory measures. Such significant tariffs, restrictions or other retaliatory measures have had, and could continue to have a major impact on the United States automotive industry, which depends heavily on cross border trade. Should additional tariffs be implemented and sustained by the United States and other countries for an extended period of time, they would have a significant adverse effect, including financial, on the automotive industry. Further, any additional restrictions by the United States or other governments would exacerbate the impact, as could the uncertainty regarding the magnitude or duration of these measures. Additionally, fragility in the supply chain exacerbated by tariffs and other industry concerns, such as restrictions related to rare earth minerals, increases the risk of production disruptions in the automotive industry. Steps taken by governments to implement tariffs or other restrictions on raw materials (including steel, aluminum and rare earth minerals), automobiles, parts, and other products and materials have disrupted existing supply chains and imposed additional costs on businesses in the automotive industry in the United States and globally. While negotiations regarding tariffs and other restrictions are ongoing and changing rapidly, the resulting environment of tariffs and other trade restrictions or barriers has increased automobile prices in the U.S. and caused volatility, this could lead to negative consumer sentiment and in turn, decreased consumer demand for automobiles, and in turn, decreased demand for motor vehicle contracts financed through UACC, which has negatively impacted and could continue to negatively impact our results of operations, cash flows, and financial condition.

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

Further, geopolitical conflicts and war, including those in Europe and the ongoing conflict in the Middle East, have increased global economic and political uncertainty, which has caused dramatic fluctuations in global financial markets and exacerbated global supply chain shortages. Ongoing economic and political disruption, or a significant escalation or expansion of such disruption could continue to impact consumer sentiment and spending, broaden inflationary costs, and could have a material adverse effect on our results of operations. For example, recent escalations of conflict have caused oil and gasoline inflation, and may reduce consumer purchasing power, and increase default rates within the UACC portfolio, while heightening the risk of cyberattacks. We will continue to actively monitor and develop responses to these disruptions, including the developing role that geopolitical, climate, and labor concerns are playing in trade relations, but depending on the duration and severity of such events, these trends could continue to negatively impact our business.

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

The following table presents our consolidated results of operations for the periods indicated:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands)
Interest income	$43,653	$44,829	$(1,176)	(2.6)%

Interest expense:
Warehouse credit facility	4,472	4,544	(72)	(1.6)%
Securitization debt	7,458	8,771	(1,313)	(15.0)%
Total interest expense	11,930	13,315	(1,385)	(10.4)%
Net interest income	31,723	31,514	209	0.7%

Realized and unrealized losses, net of recoveries	20,404	43,202	(22,798)	(52.8)%
Net interest income after losses and recoveries	11,319	(11,688)	23,007	196.8%

Noninterest income:
Servicing income	922	1,088	(166)	(15.3)%
Warranties and GAP income, net	2,678	3,152	(474)	(15.0)%
CarStory revenue	1,261	1,347	(86)	(6.4)%
Other income	1,863	3,924	(2,061)	(52.5)%
Total noninterest income	6,724	9,511	(2,787)	(29.3)%

Expenses:
Compensation and benefits	17,191	16,287	904	5.6%
Professional fees	2,481	1,538	943	61.3%
Software and IT costs	3,312	3,062	250	8.2%
Depreciation and amortization	1,569	998	571	57.2%
Interest expense on corporate debt	1,043	706	337	47.7%
Other expenses	2,248	2,230	18	0.8%
Total expenses	27,844	24,821	3,023	12.2%

Loss from continuing operations before provision for income taxes	(9,801)	(26,998)	17,197	63.7%
(Benefit) provision for income taxes from continuing operations	24	144	(120)	(83.3)%
Net loss from continuing operations	$(9,825)	$(27,142)	$17,317	63.8%
Net (loss) income from discontinued operations	$(22)	$366	$(388)	(106.0)%
Net loss	$(9,847)	$(26,776)	$16,929	63.2%
Preferred stock dividends attributable to noncontrolling interests of subsidiary	$(696)	$—	$(696)	100.0%
Net loss attributable to controlling interest and common shareholders	$(10,543)	$(26,776)	$16,233	60.6%

	Successor		Predecessor	Non-GAAP Combined	Non-GAAP	Non-GAAP
	Nine months ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine months ended September 30,
	2026	2025	2025	2025	$ Change	% Change
	(in thousands)
Interest income	$129,734	$127,734	$7,183	$134,917	$(5,183)	(3.8)%

Interest expense:
Warehouse credit facility	11,307	12,421	1,017	13,438	(2,131)	(15.9)%
Securitization debt	24,664	25,202	1,178	26,380	(1,716)	(6.5)%
Total interest expense	35,971	37,623	2,195	39,818	(3,847)	(9.7)%
Net interest income	93,763	90,111	4,988	95,099	(1,336)	(1.4)%

Realized and unrealized losses, net of recoveries	55,750	73,802	6,792	80,594	(24,844)	(30.8)%
Net interest income (loss) after losses and recoveries	38,013	16,309	(1,804)	14,505	23,508	162.1%

Noninterest income:
Servicing income	2,986	3,601	192	3,793	(807)	(21.3)%
Warranties and GAP income, net	8,655	10,876	307	11,183	(2,528)	(22.6)%
CarStory revenue	3,891	5,585	432	6,017	(2,126)	(35.3)%
Other income	7,060	8,472	113	8,585	(1,525)	(17.8)%
Total noninterest income	22,592	28,534	1,044	29,578	(6,986)	(23.6)%

Expenses:
Compensation and benefits	55,088	53,445	2,823	56,268	(1,180)	(2.1)%
Professional fees	8,985	8,898	297	9,195	(210)	(2.3)%
Software and IT costs	9,717	8,884	457	9,341	376	4.0%
Depreciation and amortization	4,391	2,315	1,057	3,372	1,019	30.2%
Interest expense on corporate debt	3,318	1,884	176	2,060	1,258	61.1%
Impairment charges	—	4,156	—	4,156	(4,156)	(100.0)%
Other expenses	7,230	7,433	371	7,804	(574)	(7.4)%
Total expenses	88,729	87,015	5,181	92,196	(3,467)	(3.8)%

Loss from continuing operations before provision for income taxes	(28,124)	(42,172)	(5,941)	(48,113)	19,989	41.5%
Reorganization items, net	—	—	51,036	51,036	(51,036)	(100.0)%
(Loss) income from continuing operations before provision for income taxes	(28,124)	(42,172)	45,095	2,923	(31,047)	(1,062.2)%
Provision for income taxes from continuing operations	192	353	5	358	(166)	(46.4)%
Net (loss) income from continuing operations	$(28,316)	$(42,525)	$45,090	$2,565	$(30,881)	(1,203.9)%
Net income (loss) from discontinued operations	$39	$878	$(4)	$874	$(835)	(95.5)%
Net (loss) income	$(28,277)	$(41,647)	$45,086	$3,439	$(31,716)	(922.2)%
Preferred stock dividends attributable to noncontrolling interests of subsidiary	$(1,958)	$—	$—	$—	$(1,958)	100.0%
Net (loss) income attributable to controlling interest and common shareholders	$(30,235)	$(41,647)	$45,086	$3,439	$(33,674)	(979.2)%

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

Non-GAAP Combined Nine Months Ended September 30, 2025

The Successor Period and the Predecessor Periods are distinct reporting periods as a result of our emergence from the Prepackaged Chapter 11 Case on January 14, 2025. References in these results of operations to the change and the percentage change combine the period from January 1, 2025, to January 14, 2025 (Predecessor) with the period from January 15, 2025 to September 30, 2025 (Successor) Period, which we refer to as the nine months ended September 30, 2025, in order to provide some comparability of such information to the nine months ended September 30, 2026. See "Non-GAAP Financial Measures" above.

Three Months Ended September 30, 2026 and 2025

UACC

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands)
Interest income	$43,653	$44,829	$(1,176)	(2.6)%

Interest expense:
Warehouse credit facility	4,472	4,544	(72)	(1.6)%
Securitization debt	7,458	8,771	(1,313)	(15.0)%
Total interest expense	11,930	13,315	(1,385)	(10.4)%
Net interest income	31,723	31,514	209	0.7%

Realized and unrealized losses, net of recoveries	20,547	43,550	(23,003)	(52.8)%
Net interest income after losses and recoveries	11,176	(12,036)	23,212	192.9%

Noninterest income:
Servicing income	922	1,088	(166)	(15.3)%
Warranties and GAP income, net	3,106	2,855	251	8.8%
Other income	1,826	1,883	(57)	(3.0)%
Total noninterest income	5,854	5,826	28	0.5%

Expenses:
Compensation and benefits	15,235	14,072	1,163	8.3%
Professional fees	1,526	826	700	84.7%
Software and IT costs	3,211	2,502	709	28.3%
Depreciation and amortization	1,471	887	584	65.8%
Interest expense on corporate debt	465	664	(199)	(29.9)%
Other expenses	1,806	1,736	70	4.0%
Total expenses	23,714	20,687	3,027	14.6%

Preferred stock dividends attributable to noncontrolling interests of subsidiary	(696)	—	(696)	100.0%

Adjusted net loss	$(5,806)	$(25,784)	$19,978	77.5%

Stock compensation expense	$1,227	$1,112	$115	10.3%
Severance	$348	$—	$348	100.0%

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

Interest income decreased $1.1 million, or 2.6%, to $43.7 million for the three months ended September 30, 2026, from $44.8 million for the three months ended September 30, 2025. This decrease was primarily a result of a decrease in the loan portfolio balance, which decreased to $803.0 million as of September 30, 2026, from $817.7 million as of September 30, 2025.

Interest expense

Interest expense primarily includes interest expense on UACC's Warehouse Credit Facilities, interest expense incurred on securitization debt, and interest expense on financing of beneficial interests in securitizations.

Interest expense decreased $1.4 million, or 10.4%, to $11.9 million for the three months ended September 30, 2026 from $13.3 million for the three months ended September 30, 2025, primarily as a result of lower interest expense incurred on the securitization debt attributable to a lower outstanding principal balance of $414.3 million as of September 30, 2026, as compared to $465.8 million as of September 30, 2025.

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

Realized and unrealized losses, net of recoveries, decreased by $23.0 million or 52.8% to $20.5 million for the three months ended September 30, 2026, from $43.5 million for the three months ended September 30, 2025. The majority of this improvement was driven by lower loss assumptions on finance receivables originated since September 2025, reflecting improved credit performance in vintages underwritten using our redeveloped custom credit-scoring model relative to our prior assumptions, with the remainder attributable to other portfolio and market factors.

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

Servicing income decreased by $0.2 million or 15.3% to $0.9 million for the three months ended September 30, 2026 from $1.1 million for the three months ended September 30, 2025, primarily driven by a lower balance of the 2022-1 securitization, which is accounted for as an off-balance sheet securitization.

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

Warranties and GAP income, net increased by $0.2 million or 8.8% to $3.1 million for the three months ended September 30, 2026, as compared to $2.9 million for the three months ended September 30, 2025, primarily as a result of lower GAP cancellation and claim losses, partially offset by lower warranty premium income and warranty profit-share in the current period.

Compensation and benefits

Compensation and benefits increased $1.1 million or 8.3% to $15.2 million for the three months ended September 30, 2026, from $14.1 million for the three months ended September 30, 2025. The increase was primarily related to adjustments to the variable compensation plans.

Professional fees

Professional fees increased by $0.7 million or 84.7% to $1.5 million for the three months ended September 30, 2026, from $0.8 million for the three months ended September 30, 2025, primarily related to professional fees incurred in connection with the 2026-2 securitization transaction.

Software and IT costs

Software and IT costs increased $0.7 million or 28.3% to $3.2 million for the three months ended September 30, 2026, from $2.5 million for the three months ended September 30, 2025, primarily as a result of an increase in software subscription fees and web services.

Depreciation and amortization

Depreciation and amortization increased $0.6 million to $1.5 million for the three months ended September 30, 2026 from $0.9 million for the three months ended September 30, 2025, primarily as a result of an increase in property and equipment, net to $7.8 million as of September 30, 2026 from $5.5 million as of September 30, 2025.

Adjusted net loss

Adjusted net loss improved $20.0 million or 77.5% to $5.8 million for the three months ended September 30, 2026, from $25.8 million for the three months ended September 30, 2025, primarily as a result of a decrease in realized and unrealized losses, net of recoveries, partially offset by higher expenses, as discussed above.

CarStory

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands)
Noninterest income:
CarStory revenue	$1,261	$1,347	$(86)	(6.4)%
Other income	37	35	2	5.7%
Total noninterest income	1,298	1,382	(84)	(6.1)%

Expenses:
Compensation and benefits	1,130	1,378	(248)	(18.0)%
Professional fees	72	(108)	180	166.7%
Software and IT costs	1	(4)	5	125.0%
Depreciation and amortization	98	111	(13)	(11.7)%
Other expenses	90	100	(10)	(10.0)%
Total expenses	1,391	1,477	(86)	(5.8)%

Provision for income taxes from continuing operations	24	24	—	0.0%

Adjusted net loss	$(87)	$(72)	$(15)	20.8%

Stock compensation expense	$30	$47	$(17)	(36.2)%
Severance	$—	$—	$—	0.0%

CarStory revenue

CarStory generates advertiser, publisher and other user service revenue by offering its AI-powered analytics and digital retailing services to dealers, automotive financial services companies and others in the automotive industry.

CarStory revenue remained flat at $1.3 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Adjusted net loss

Adjusted net loss remained flat at $0.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Corporate

	Three Months Ended September 30,
	2026	2025	Change	% Change
	(in thousands)
Realized and unrealized losses, net of recoveries	$(143)	$(348)	$205	58.9%
Net interest income after losses and recoveries	143	348	(205)	(58.9)%

Noninterest income (loss):
Warranties and GAP income (loss), net	(428)	297	(725)	(244.1)%
Other income	—	2,006	(2,006)	(100.0)%
Total noninterest income (loss)	(428)	2,303	(2,731)	(118.6)%

Expenses:
Compensation and benefits	826	837	(11)	(1.3)%
Professional fees	883	820	63	7.7%
Software and IT costs	100	564	(464)	(82.3)%
Interest expense on corporate debt	578	42	536	1,276.2%
Other expenses	352	394	(42)	(10.7)%
Total expenses	2,739	2,657	82	3.1%

(Benefit) provision for income taxes from continuing operations	—	120	(120)	(100.0)%

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

Warranties and GAP income (loss)

Warranties and GAP income (loss), net decreased $0.7 million to a loss of $0.4 million for the three months ended September 30, 2026 as compared to income of $0.3 million for the three months ended September 30, 2025, primarily as a result of a revised estimate of the present value of the proceeds we expect to recover.

Other Income

Other income decreased $2.0 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily driven by a release of aged accruals in the prior period.

Software and IT costs

Software and IT costs decreased $0.5 million or 82.3% to $0.1 million for the three months ended September 30, 2026, from $0.6 million for the three months ended September 30, 2025, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Interest expense on corporate debt

Interest expense on corporate debt increased $0.6 million to $0.6 million for the three months ended September 30, 2026, from an immaterial amount for the three months ended September 30, 2025, primarily related to the issuance of the 2032 Notes during Q2 2026, the 2030 Notes in Q3 2025, and the Delayed Draw Facility and Delayed Draw Notes in Q4 2025.

Nine Months Ended September 30, 2026 and 2025

UACC

	Successor		Predecessor	Non-GAAP Combined	Non-GAAP	Non-GAAP
	Nine months ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine months ended September 30,
	2026	2025	2025	2025	Change	% Change
	(in thousands)
Interest income	$129,734	$127,734	$7,254	$134,988	$(5,254)	(3.9)%

Interest expense:
Warehouse credit facility	11,307	12,421	1,017	13,438	(2,131)	(15.9)%
Securitization debt	24,664	25,202	1,178	26,380	(1,716)	(6.5)%
Total interest expense	35,971	37,623	2,195	39,818	(3,847)	(9.7)%
Net interest income	93,763	90,111	5,059	95,170	(1,407)	(1.5)%

Realized and unrealized losses, net of recoveries	56,127	75,123	7,647	82,770	(26,643)	(32.2)%
Net interest income (loss) after losses and recoveries	37,636	14,988	(2,588)	12,400	25,236	203.5%

Noninterest income:
Servicing income	2,986	3,601	192	3,793	(807)	(21.3)%
Warranties and GAP income, net	9,074	10,099	390	10,489	(1,415)	(13.5)%
Other income	6,952	6,096	66	6,162	790	12.8%
Total noninterest income	19,012	19,796	648	20,444	(1,432)	(7.0)%

Expenses:
Compensation and benefits	48,324	45,209	2,398	47,607	717	1.5%
Professional fees	5,879	5,328	172	5,500	379	6.9%
Software and IT costs	9,355	7,276	367	7,643	1,712	22.4%
Depreciation and amortization	4,087	1,994	817	2,811	1,276	45.4%
Interest expense on corporate debt	1,512	1,842	85	1,927	(415)	(21.6)%
Impairment charges	—	3,479	—	3,479	(3,479)	(100.0)%
Other expenses	5,826	5,558	262	5,820	6	0.1%
Total expenses	74,983	70,686	4,101	74,787	196	0.3%

Provision for income taxes from continuing operations	—	39	—	39	(39)	(100.0)%

Preferred stock dividends attributable to noncontrolling interests of subsidiary	(1,958)	—	—	—	(1,958)	100.0%

Adjusted net loss	$(16,309)	$(29,913)	$(5,910)	$(35,823)	$19,514	54.5%

Stock compensation expense	$3,485	$2,521	$127	$2,648	$837	31.6%
Severance	$499	$28	$4	$32	$467	1,459.4%

Interest income

Interest income decreased $5.3 million, or 3.9%, to $129.7 million for the nine months ended September 30, 2026 from $135.0 million for the nine months ended September 30, 2025. This decrease was primarily a result of a decrease in the average loan portfolio balance, which decreased to $805.1 million as of September 30, 2026, from $841.6 million as of September 30, 2025.

Interest expense

Interest expense decreased $3.8 million or 9.7% to $36.0 million for the nine months ended September 30, 2026 from $39.8 million for the nine months ended September 30, 2025. The decrease was a result of lower interest expense incurred on the Warehouse Credit Facilities, which decreased $2.1 million to $11.3 million for the nine months ended September 30, 2026 from $13.4 million for the nine months ended September 30, 2025. The decrease was driven by a decline in the weighted average interest rate to 5.50% from 5.99% in the prior-year period, partially offset by a higher average outstanding balance. The decrease in interest expense was also due to lower interest expense incurred on securitization debt, which decreased $1.7 million to $24.7 million for the nine months ended September 30, 2026 from $26.4 million for the nine months ended September 30, 2025, as a result of a lower average outstanding principal balance.

Realized and unrealized losses, net of recoveries

Realized and unrealized losses, net of recoveries, decreased $26.7 million or 32.2% to $56.1 million for the nine months ended September 30, 2026 from $82.8 million for the nine months ended September 30, 2025. The majority of this improvement was driven by lower loss assumptions on finance receivables originated since September 2025, reflecting improved credit performance in vintages underwritten using our redeveloped custom credit-scoring model relative to our prior assumptions, with the remainder attributable to other portfolio and market factors.

Servicing income

Servicing income decreased $0.8 million or 21.3% to $3.0 million for the nine months ended September 30, 2026 from $3.8 million for the nine months ended September 30, 2025, primarily driven by a lower balance of the 2022-1 securitization, which is accounted for as an off-balance sheet securitization.

Warranties and GAP income

Warranties and GAP income decreased $1.4 million or 13.5% to $9.1 million for the nine months ended September 30, 2026 from $10.5 million for the nine months ended September 30, 2025, primarily as a result of higher GAP cancellation and claim losses and lower warranty premium volumes due to a decrease in contracts funded in the current year period, partially offset by lower warranty cancellation losses.

Other Income

Other income increased $0.8 million or 12.8% to $7.0 million for the nine months ended September 30, 2026 from $6.2 million for the nine months ended September 30, 2025, primarily as a result of a sales tax refund received related to customers who defaulted on their loans, partially offset by lower acquisition fee income.

Compensation and benefits

Compensation and benefits increased $0.7 million or 1.5% to $48.3 million for the nine months ended September 30, 2026 from $47.6 million for the nine months ended September 30, 2025. The increase was primarily a result of higher stock compensation expense as a result of additional grants, higher severance expense related to the termination of certain employees, and a decrease in internal software capitalization as we invested in several major developments in the prior year period, partially offset by lower salary and payroll taxes as a result of reduced headcount.

Professional fees

Professional fees increased $0.4 million or 6.9% to $5.9 million for the nine months ended September 30, 2026 from $5.5 million for the nine months ended September 30, 2025, primarily related to professional fees incurred in connection with the 2026-2 securitization transaction, partially offset by a decrease in audit and support maintenance services.

Software and IT costs

Software and IT costs increased $1.8 million or 22.4% to $9.4 million for the nine months ended September 30, 2026 from $7.6 million for the nine months ended September 30, 2025, primarily as a result of an increase in software subscription fees and web services.

Depreciation and amortization

Depreciation and amortization increased $1.3 million or 45.4% to $4.1 million for the nine months ended September 30, 2026 from $2.8 million for the nine months ended September 30, 2025, primarily as a result of an increase in property and equipment, net to $7.8 million as of September 30, 2026 from $5.5 million as of September 30, 2025.

Interest expense on corporate debt

Interest expense on corporate debt decreased $0.4 million or 21.6% to $1.5 million for the nine months ended September 30, 2026 from $1.9 million for the nine months ended September 30, 2025, primarily driven by decreases in the Risk Retention Financing Facility outstanding balance.

Impairment charges

Impairment charges decreased $3.5 million related to lease impairment charges incurred during the nine months ended September 30, 2025.

Adjusted net loss

Adjusted net loss decreased $19.5 million to $16.3 million for the nine months ended September 30, 2026 from $35.8 million for the nine months ended September 30, 2025, primarily due to higher net interest income after losses and recoveries, partially offset by lower noninterest income and higher expenses, as discussed above.

CarStory

	Successor		Predecessor	Non-GAAP Combined	Non-GAAP	Non-GAAP
	Nine months ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine months ended September 30,
	2026	2025	2025	2025	Change	% Change
	(in thousands)
Noninterest income:
CarStory revenue	$3,891	$5,585	$432	$6,017	$(2,126)	(35.3)%
Other income	108	132	13	145	(37)	(25.5)%
Total noninterest income	3,999	5,717	445	6,162	(2,163)	(35.1)%

Expenses:
Compensation and benefits	3,639	4,319	326	4,645	(1,006)	(21.7)%
Professional fees	166	(175)	13	(162)	328	202.5%
Software and IT costs	5	(1)	2	1	4	400.0%
Depreciation and amortization	304	321	240	561	(257)	(45.8)%
Other expenses	285	374	20	394	(109)	(27.7)%
Total expenses	4,399	4,838	601	5,439	(1,040)	(19.1)%

Provision for income taxes from continuing operations	81	73	5	78	3	3.8%

Adjusted net (loss) income	$(373)	$890	$(153)	$737	$(1,110)	(150.6)%

Stock compensation expense	$77	$81	$8	$89	$(12)	(13.5)%
Severance	$31	$—	$—	$—	$31	100.0%

CarStory revenue

CarStory revenue decreased $2.1 million or 35.3% to $3.9 million for the nine months ended September 30, 2026 from $6.0 million for the nine months ended September 30, 2025, primarily as a result of a change in the scope of service and data provided to our customers and the loss of a major customer.

Compensation and benefits

Compensation and benefits decreased $1.0 million or 21.7% to $3.6 million for the nine months ended September 30, 2026 from $4.6 million for the nine months ended September 30, 2025. The decrease was primarily a result of an increase in the allocation of CarStory resources to UACC.

Adjusted net (loss) income

Adjusted net (loss) income changed $1.1 million or 150.6% to $0.4 million loss for the nine months ended September 30, 2026 as compared to $0.7 million income for the nine months ended September 30, 2025 primarily due to a decrease in revenue, partially offset by lower compensation and benefit expense, as discussed above.

Corporate

	Successor		Predecessor	Non-GAAP Combined	Non-GAAP	Non-GAAP
	Nine months ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine months ended September 30,
	2026	2025	2025	2025	Change	% Change
	(in thousands)
Interest income (expense)	$—	$—	$(71)	$(71)	$71	100.0%

Realized and unrealized losses (gains), net of recoveries	(377)	(1,321)	(855)	(2,176)	1,799	82.7%
Net interest income after losses and recoveries	377	1,321	784	2,105	(1,728)	(82.1)%

Noninterest (loss) income:
Warranties and GAP income (loss), net	(419)	777	(83)	694	(1,113)	(160.4)%
Other income	—	2,244	34	2,278	(2,278)	(100.0)%
Total noninterest (loss) income	(419)	3,021	(49)	2,972	(3,391)	(114.1)%

Expenses:
Compensation and benefits	3,125	3,917	99	4,016	(891)	(22.2)%
Professional fees	2,940	3,745	112	3,857	(917)	(23.8)%
Software and IT costs	357	1,609	88	1,697	(1,340)	(79.0)%
Interest expense on corporate debt	1,806	42	91	133	1,673	1,257.7%
Impairment charges	—	677	—	677	(677)	(100.0)%
Other expenses	1,119	1,501	89	1,590	(471)	(29.6)%
Total expenses	9,347	11,491	479	11,970	(2,623)	(21.9)%

Provision for income taxes from continuing operations	111	241	—	241	(130)	(53.9)%

Warranties and GAP income (loss)

Warranties and GAP income (loss), net decreased $1.1 million to a loss of $0.4 million for the nine months ended September 30, 2026 as compared to income of $0.7 million for the nine months ended September 30, 2025, primarily as a result of a revised estimate of the present value of the proceeds we expect to recover.

Other Income

Other income decreased $2.3 million for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily driven by a release of aged accruals in the prior period.

Compensation and benefits

Compensation and benefits expense decreased $0.9 million or 22.2% to $3.1 million for the nine months ended September 30, 2026 from $4.0 million for the nine months ended September 30, 2025, primarily as a result of lower stock compensation expense and lower severance expense related to the termination of certain employees in the prior period.

Professional fees

Professional fees decreased $1.0 million or 23.8% to $2.9 million for the nine months ended September 30, 2026 from $3.9 million for the nine months ended September 30, 2025, primarily as a result of consulting and legal fees incurred during the first quarter of 2025 associated with fresh-start accounting and bankruptcy related items.

Software and IT costs

Software and IT costs decreased $1.3 million or 79.0% to $0.4 million for the nine months ended September 30, 2026 from $1.7 million for the nine months ended September 30, 2025, primarily as a result of more efficient targeted software use as well as renegotiating and right-sizing our Software and IT contracts.

Interest expense on corporate debt

Interest expense on corporate debt increased $1.7 million to $1.8 million for the nine months ended September 30, 2026 from $0.1 million for the nine months ended September 30, 2025, primarily related to the issuance of the 2032 Notes during Q2 2026, the 2030 Notes in Q3 2025, and the Delayed Draw Facility and Delayed Draw Notes in Q4 2025.

Impairment charges

Impairment charges decreased $0.7 million related to lease impairment charges incurred during the nine months ended September 30, 2025.

Other expenses

Other expenses decreased $0.5 million or 29.6% to $1.1 million for the nine months ended September 30, 2026 from $1.6 million for the nine months ended September 30, 2025, primarily as a result of a decrease in various corporate fixed costs.

Liquidity and Capital Resources

On January 14, 2025, we emerged from the Prepackaged Chapter 11 Case. On the Effective Date, each holder of the 2026 Notes received a pro rata share of 92.94% of the Common Stock (subject to dilution) and all of the Company’s outstanding obligations under the 2026 Notes and the Indenture were deemed fully satisfied and discharged.

As of September 30, 2026, we had cash and cash equivalents of $33.0 million and restricted cash of $58.4 million. Restricted cash primarily includes restricted cash required under UACC's securitization transactions and Warehouse Credit Facilities of $58.4 million. Additionally, we had excess borrowing capacity of $4.2 million under UACC's Warehouse Credit Facilities as of September 30, 2026 and $27.0 million available under our Delayed Draw Facility (as defined below). We have historically had negative cash flows and generated losses from operations and our primary source of liquidity has been cash generated through financing activities.

UACC relies on borrowings under the Warehouse Credit Facilities to finance the origination of finance receivables as well as to provide funding for general operating activities. The terms of those facilities generally mature within one to two years and we typically renew those facilities in the ordinary course. As of September 30, 2026, we had two Warehouse Credit Facilities, with an aggregate borrowing capacity of $400.0 million and outstanding borrowings of $304.1 million. On June 30, 2026, we renewed Facility One, now expiring June 30, 2027. The amendment modifies certain financial covenants by (i) increasing the maximum permitted leverage ratio, (ii) simplifying and reducing the minimum tangible net worth threshold, (iii) updating the performance trigger framework, and (iv) updating the dynamic advance rate mechanism, thereby increasing the maximum advance rate. The aggregate borrowing limit and other material terms remain unchanged. On August 26, 2026, we entered into an amendment to Facility Two to extend its commitment termination date from August 28, 2026 to September 30, 2026. On September 30, 2026, Facility Two expired pursuant to its terms and was not further extended or renewed. We believe that our borrowing capacity from the other Warehouse Credit Facilities as well as our history of successfully executing securitization transactions is sufficient to support our current operational needs and therefore elected not to renew this facility. We are in ongoing discussions with our remaining warehouse lenders to extend the terms beyond the current expiration dates in April 2027 and July 2027, and expect the facilities to be extended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Failure to retain sufficient warehouse borrowing capacity would have a material adverse effect on our ability to finance UACC’s lending operations and our results of operations and liquidity.

On March 8, 2025, Vroom, Inc., UACC and its indirect subsidiary Darkwater Funding LLC, as co-borrowers, entered into a credit agreement with Mudrick Capital Management, L.P. (“Lender”), who as of January 14, 2025 was a 76.5% shareholder and related party of the Company, for a $25.0 million delayed draw term loan facility (“Delayed Draw Facility”). On October 9, 2025 the maximum facility amount was amended from $25.0 million to $35.0 million effective as of September 30, 2025. The Delayed Draw Facility was amended in July 2026 and now matures on December 31, 2027. As of September 30, 2026, we have $27.0 million available under the Delayed Draw Facility. Refer to Note 19 — Related Party Transactions to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On May 14, 2026, we entered into the Exchange Agreement pursuant to which we agreed to co-issue up to $50.0 million 2032 Notes. At the closing, certain investors exchanged $28.5 million aggregate principal amount of outstanding notes of the Company, together with accrued and unpaid interest thereon through the closing date, for the 2032 Notes. The outstanding notes exchanged consisted of $10.0 million of 5.00% Convertible Senior Notes due 2030, $10.5 million of Senior Secured Delayed Draw Notes due 2026 and $8.0 million of notes outstanding under the delayed draw term loan facility with Mudrick Capital Management, L.P. On May 29, 2026 and August 11, 2026 the Company drew an additional $11.5 million and $10.0 million, respectively. On October 13, 2026, we entered into a First Amendment to the Exchange Agreement. The Amendment, among other things, increases the aggregate commitments for the 2032 Notes from $50.0 million to $60.0 million. The increased commitments were provided by Mudrick Capital Management, L.P. (together with its affiliates, “Mudrick”) and Annox Capital, LLC (“Annox”). All other material terms of the Exchange Agreement remain unchanged. On October 14, 2026, we drew the additional $10.0 million. Refer to Note 19 — Related Party Transactions to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

On May 15, 2026, we entered into an equity distribution agreement with Virtu Americas LLC to sell shares of our common stock, par value $0.001 per share, with aggregate gross sales proceeds of up to $6.0 million, from time to time, through an “at-the-market” equity offering program (the "ATM offering"). As of September 30, 2026, we have up to $5.7 million remaining in aggregate gross proceeds that can be issued through the ATM offering. We sold 28,065 shares for gross proceeds of approximately $0.3 million as of September 30, 2026.

On January 16, 2026, Vroom Automotive issued to SPE Holdings 15,000 newly issued Series A preferred units and 7,500 newly issued Series B preferred units for aggregate gross proceeds of $22.5 million. On September 30, 2026, Vroom Automotive issued to SPE Holdings 16,000 newly issued Series A1 preferred units and 4,000 newly issued Series B1 preferred units for aggregate gross proceeds of $20.0 million. The Series A preferred units are redeemable on March 16, 2027 and the Series A1 preferred units are redeemable on September 30, 2027 at the holder’s option by providing written notice at least ninety days prior to the applicable redemption dates.

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

We anticipate that our existing cash and cash equivalents, the Delayed Draw Facility, and UACC's Warehouse Credit Facilities will be sufficient to support our ongoing operations and obligations for at least the next twelve months from the issuance date of this Quarterly Report on Form 10-Q.

Securitization Transactions

Subject to market conditions, we plan to securitize finance receivables originated by UACC through asset-backed securitization transactions. On October 15, 2026, UACC completed the 2026-2 securitization transaction, in which it issued approximately $234.2 million of rated asset-backed securities in an auto finance receivable securitization transaction from a securitization trust, established and sponsored by UACC for proceeds of $221.6 million. The trust is collateralized by finance receivables with an aggregate principal balance of $292.1 million as of October 15, 2026. These finance receivables are serviced by UACC and UACC receives an "at market" servicing fee. UACC retained the residual interests, which required us to account for the 2026-2 securitization as secured borrowings and the assets and liabilities of the trust remain on balance sheet.

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

Risk Retention Financing Facility

On May 3, 2023, UACC entered into a Risk Retention Financing Facility enabling it to finance a portion of the asset-backed securities issued in its securitization transactions and held by UACC pursuant to applicable risk retention rules. Under this facility, UACC sells such retained interests and agrees to repurchase them at fair value on a future date. As of September 30, 2026, UACC pledged $16.8 million of its retained beneficial interests as collateral, and the outstanding borrowings related to this risk retention financing facility were $11.7 million ($11.5 million, net of unamortized debt issuance costs) with expected repurchase dates ranging from February 2028 to October 2031. The securitization trusts will distribute payments related to UACC's pledged beneficial interests in securitizations directly to the lenders, which will reduce the beneficial interests in securitizations and the related debt balance.

On October 15, 2026 we pledged an additional $11.7 million of our retained beneficial interest in the 2026-2 securitization transaction as collateral under the Risk Retention Financing Facility, and received proceeds of $11.7 million, with expected repurchase dates ranging from January 2030 to September 2033 at the initial closing date.

Warehouse Credit Facilities

UACC has two senior secured warehouse credit facility agreements (the “Warehouse Credit Facilities”) with banking institutions. The Warehouse Credit Facilities are collateralized by eligible finance receivables and available borrowings are computed based on a percentage of eligible finance receivables.

On June 30, 2026, we renewed Facility One, now expiring June 30, 2027. The amendment modifies certain financial covenants by (i) increasing the maximum permitted leverage ratio, (ii) simplifying and reducing the minimum tangible net worth threshold, (iii) updating the performance trigger framework, and (iv) updating the dynamic advance rate mechanism, thereby increasing the maximum advance rate. The aggregate borrowing limit and other material terms remain unchanged. On August 26, 2026, we entered into an amendment to Facility Two to extend its commitment termination date from August 28, 2026 to September 30, 2026. On September 30, 2026, Facility Two expired pursuant to its terms and was not further extended or renewed. We believe that our borrowing capacity from the other Warehouse Credit Facilities as well as our history of successfully executing securitization transactions is sufficient to support our current operational needs and therefore elected not to renew this facility. We are in ongoing discussions with our remaining warehouse lenders to extend the terms beyond the current expiration dates in April 2027 and July 2027, and expect the facilities to be extended and renewed at sufficient borrowing capacity. However, there can be no assurance that adequate additional financing will be available to us on acceptable terms, or at all.

The aggregate borrowing limit under the Warehouse Credit Facilities as of September 30, 2026 was $400.0 million. Our ability to utilize the Warehouse Credit Facilities is primarily conditioned on the satisfaction of certain legal, operating, administrative and financial covenants contained within the agreements. These include covenants that require UACC to maintain a minimum tangible net worth, minimum liquidity levels, and specified leverage ratios. Failure to satisfy these and or any other requirements contained within the agreements would restrict access to or cause us to be in default of the terms of the Warehouse Credit Facilities and could have a material adverse effect on our financial condition, results of operations and liquidity. Certain breaches of covenants or events of default may also result in acceleration of the repayment of borrowings prior to the scheduled maturity. As of September 30, 2026, outstanding borrowings related to the Warehouse Credit Facilities were $304.1 million and we were in compliance with all covenants under the terms of the Warehouse Credit Facilities. Refer to Note 10 — Warehouse Credit Facilities of Consolidated VIEs to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for further discussion.

Cash Flows from Operating, Investing, and Financing Activities

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Successor		Predecessor	Non-GAAP Combined
	Nine months ended September 30,	Period from January 15 through September 30,	Period from January 1 through January 14,	Nine months ended September 30,
	2026	2025	2025	2025
		(in thousands)
Net cash provided by (used in) operating activities from continuing operations	$58,093	$56,354	$(5,804)	$50,550
Net cash (used in) provided by investing activities from continuing operations	(81,705)	(84,797)	2,981	(81,816)
Net cash provided by (used in) financing activities from continuing operations	48,635	36,249	(13,898)	22,351
Net cash provided by (used in) operating activities from discontinued operations	103	(2,446)	(207)	(2,653)
Net cash provided by investing activities from discontinued operations	—	637	—	637
Net increase (decrease) in cash, cash equivalents and restricted cash	25,126	5,997	(16,928)	(10,931)
Cash and cash equivalents and restricted cash at beginning of period	66,298	61,441	78,369	78,369
Cash and cash equivalents and restricted cash at end of period	$91,424	$67,438	$61,441	$67,438

Operating Activities

Net cash flows provided by operating activities from continuing operations increased by $7.5 million, from $50.6 million for the nine months ended September 30, 2025 to $58.1 million for the nine months ended September 30, 2026. The increase was primarily due to a $14.3 million decrease in originations of finance receivables held for sale. As a result of emerging from the Prepackaged Chapter 11 Case and applying fresh start accounting, our finance receivables are originated and accounted for as held for investment at fair value and are classified as investing activities prospectively. The increase in net cash flows provided by operating activities was partially offset by a decrease in principal payments received on finance receivables held for sale of $6.5 million.

Investing Activities

Net cash flows used in investing activities from continuing operations decreased $0.1 million, from $81.8 million for the nine months ended September 30, 2025 to $81.7 million for the nine months ended September 30, 2026. The decrease was primarily due to a $11.1 million increase in principal payments received on finance receivables and $1.5 million decrease in property and equipment purchases, partially offset by a $11.7 million increase in originations of finance receivables held for investment and $0.8 million decrease in principal payments received on beneficial interests.

Financing Activities

Net cash flows provided by financing activities from continuing operations increased $26.2 million, from $22.4 million for the nine months ended September 30, 2025 to $48.6 million for the nine months ended September 30, 2026. The increase was primarily related to a $75.5 million increase in net cash flows from the borrowings under our Warehouse Credit Facilities, a $40.7 million increase related to the issuance of Vroom Automotive Preferred Units, and $11.5 million received in connection with draw-downs on the 2032 Notes in 2026 as compared to the issuance of the 2030 Notes in 2025. These increases were partially offset by a $88.7 million decrease in net cash flows from secured financing agreements and a $13.0 million decrease in net cash flows from financing of beneficial interests in securitizations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors

None.

(c) Insider Trading Arrangements and Policies

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

10.2#

Amended and Restated Warehouse Agreement, dated as of March 29, 2021, by and among UACC Auto Financing Trust V, as Borrower, United Auto Credit Corporation, as Servicer and Custodian, and a Backup Servicer and Account Bank, and an Administrative Agent, the lender parties thereto, the agent parties thereto, as amended August 26, 2026

						X

10.3#	Warehouse Agreement, dated as of November 19, 2013, by and among UACC Auto Financing	10-Q	001-39315	10.3	August 4, 2026

Trust IV, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, the agent parties thereto, and an administrative agent, as amended through May 29, 2026

10.4#	Warehouse Agreement, dated as of November 19, 2013, by and among UACC Auto Financing Trust IV, as borrower, United Auto Credit Corporation, as servicer and custodian, a backup servicer and account bank, the lender parties thereto, the agent parties thereto, and an administrative agent, as amended through June 30, 2026	10-Q	001-39315	10.4	August 4, 2026

10.5	Amendment to the Amended and Restated Vroom, Inc. 2020 Incentive Award Plan	10-Q	001-39315	10.5	August 4, 2026

10.6	Amendment No. 2 to the Loan and Security Agreement by and among Vroom, Inc., Darkwater Funding, LLC, United Auto Credit Corporation, Mudrick Capital Management, L.P., and the lender parties hereto, dated August 3, 2026	10-Q	001-39315	10.6	August 4, 2026

10.7#	Indenture, dated as of September 30, 2026, by and between United Auto Credit Securitization Trust 2026-2 and Computershare Trust Company, N.A.					X

10.8#	Amended and Restated Trust Agreement by and among United Auto Financing LLC, as depositor, and certificate registrar and certificate paying agent, and owner trustee, dated as of September 30, 2026					X

10.9#

Sale and Servicing Agreement by and among United Auto Credit Securitization Trust 2026-2, as issuer, United Auto Credit Financing, LLC, as depositor, United Auto Credit Corporation, as servicer, and backup servicer and indenture trustee, dated as of September 30, 2026

						X

10.10#	Purchase Agreement by and between United Auto Credit					X

Financing LLC, as Purchaser, and United Auto Credit Corporation, as seller, dated as of September 30, 2026

10.11#	First Amendment to Exchange and Subscription Agreement by and among Vroom, Inc., Investors, and Collateral Agent, dated as of October 13, 2026	X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

# Certain portions of this exhibit (indicated by "[***]") have been omitted pursuant to Regulation S-K, Item (601)(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vroom, Inc.

Date: November 10, 2026	By:	/s/ Thomas H. Shortt
Thomas H. Shortt
Chief Executive Officer
(principal executive officer)

Date: November 10, 2026	By:	/s/ Jonathan R. Sandison
Jonathan R. Sandison
Chief Financial Officer
(principal financial officer)